Form 10-Q
period 2000-03-31
METLIFE INC
filed 2000-05-19
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _______________ to __________________


                        Commission File Number: 001-15787


                                  METLIFE, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                63-0891252
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

                               One Madison Avenue
                          New York, New York 10010-3690
                                 (212) 578-2211
 (Address of principal executive offices, including zip code, and Registrant's telephone number, including area code)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]    NO  [X]


At May 16, 2000, 782,391,173 shares of the Registrant's Common Stock. $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS


                                                                                 Page

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Unaudited Interim Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999

    Interim Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999

    Unaudited Interim Condensed Consolidated Statement of Equity for the three months ended March 31, 2000

    Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

    Notes to Unaudited Interim Condensed Consolidated Financial Statements


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



                       METROPOLITAN LIFE INSURANCE COMPANY
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (IN MILLIONS)

                                                                      2000          1999
                                                                     -------       -------
REVENUES
Premiums                                                             $ 3,860       $ 2,916
Universal life and investment-type product policy fees                   469           339
Net investment income                                                  2,784         2,310
Other revenues                                                           665           454
Net realized investment losses (net of amounts
  allocable to other accounts of $19 and $34, respectively)             (112)          (74)
                                                                     -------       -------
                                                                       7,666         5,945
                                                                     -------       -------

EXPENSES
Policyholder benefits and claims (includes amounts
  directly related to net realized investment
  losses of $4 and $4, respectively)                                   4,047         3,141
Interest credited to policyholder account balances                       697           610
Policyholder dividends                                                   468           382
Other expenses (includes amounts directly related to
  net realized investment losses of $15 and $30,
  respectively)                                                        1,979         1,401
                                                                     -------       -------
                                                                       7,191         5,534
                                                                     -------       -------
Income before provision for income taxes and extraordinary item          475           411
Provision for income taxes                                               198           174
                                                                     -------       -------
Income before extraordinary item                                         277           237
Extraordinary item - demutualization expense                              41             8
                                                                     -------       -------
Net income                                                           $   236       $   229
                                                                     =======       =======

See accompanying notes to unaudited interim condensed consolidated financial statements.

                       METROPOLITAN LIFE INSURANCE COMPANY
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                  (IN MILLIONS)

                                                             2000            1999
                                                           ---------       ---------
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value      $ 108,566       $  96,981
   Equity securities, at fair value                            2,137           2,006
   Mortgage loans on real estate                              21,185          19,739
   Real estate and real estate joint ventures                  5,747           5,649
   Policy loans                                                7,914           5,598
   Other limited partnership interests                         1,452           1,331
   Short-term investments                                      1,578           3,055
   Other invested assets                                       2,397           1,501
                                                           ---------       ---------
                                                             150,976         135,860

Cash and cash equivalents                                      2,237           2,789
Accrued investment income                                      1,955           1,725
Premiums and other receivables                                 9,032           6,681
Deferred policy acquisition costs                             10,582           9,069
Deferred income taxes                                            481             603
Other                                                          4,675           3,564
Separate account assets                                       76,110          64,941
                                                           ---------       ---------
                                                           $ 256,048       $ 225,232
                                                           =========       =========

LIABILITIES AND EQUITY
Liabilities:
Future policy benefits                                     $  79,934       $  73,582
Policyholder account balances                                 52,405          45,901
Other policyholder funds                                       5,208           4,498
Policyholder dividends payable                                   986             974
Short-term debt                                                3,585           4,208
Long-term debt                                                 2,793           2,514
Current income taxes payable                                     579             548
Other                                                         20,314          14,376
Separate account liabilities                                  76,110          64,941
                                                           ---------       ---------
                                                             241,914         211,542
                                                           ---------       ---------

Commitments and contingencies (Note 6)

Company-obligated mandatorily redeemable
   securities of subsidiary trust holding solely
   junior subordinated debentures of its Parent                  118              --
                                                           ---------       ---------

Equity:
Retained earnings                                             14,336          14,100
Accumulated other comprehensive loss                            (320)           (410)
                                                           ---------       ---------
                                                              14,016          13,690
                                                           ---------       ---------
                                                           $ 256,048       $ 225,232
                                                           =========       =========

See accompanying notes to unaudited interim condensed consolidated financial statements.

                       METROPOLITAN LIFE INSURANCE COMPANY
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (IN MILLIONS)

                                                                                            Accumulated Other Comprehensive Loss
                                                                                          -----------------------------------------
                                                                                               Net          Foreign       Minimum
                                                                                            Unrealized      Currency      Pension
                                                               Comprehensive   Retained     Investment     Translation   Liability
                                                      Total       Income       Earnings   Gains (Losses)   Adjustment    Adjustment
                                                      -----       ------       --------   --------------   ----------    ----------
Balance at January 1, 2000                           $13,690                   $14,100       $  (297)       $   (94)      $   (19)
Comprehensive income:
   Net income                                            236      $   236          236
                                                                  -------
   Other comprehensive income:
      Unrealized investment gains, net of related
         offsets, reclassification adjustments and
         income taxes                                                  89                         89
      Foreign currency translation adjustments                          1                                         1
                                                                  -------
      Other comprehensive income                          90           90
                                                                  -------
   Comprehensive income                                           $   326
                                                                  =======
                                                     -------                   -------       -------        -------       -------
Balance at March 31, 2000                            $14,016                   $14,336       $  (208)       $   (93)      $   (19)
                                                     =======                   =======       =======        =======       =======

See accompanying notes to unaudited interim condensed consolidated financial statements.

                       METROPOLITAN LIFE INSURANCE COMPANY
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (IN MILLIONS)

                                                           2000           1999
                                                         --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $  1,616       $    454


CASH FLOWS FROM INVESTING ACTIVITIES
   Sales, maturities and repayments of:
         Fixed maturities                                  14,705         24,094
         Equity securities                                    381            236
         Mortgage loans on real estate                        704            394
         Real estate and real estate joint ventures           120            153
         Other limited partnership interests                  138            183
   Purchases of:
         Fixed maturities                                 (18,854)       (25,064)
         Equity securities                                   (314)          (128)
         Mortgage loans on real estate                       (467)          (871)
         Real estate and real estate joint ventures           (80)           (89)
         Other limited partnership interests                 (170)          (167)
   Net change in short-term investments                     1,750            390
   Net change in policy loans                                 (72)           137
   Purchase of business, net of cash received                (459)          --
   Net change in investment collateral                      2,305            404
   Other, net                                                (289)          (208)
                                                         --------       --------
Net cash used in investing activities                        (602)          (536)
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Policyholder account balances:
         Deposits                                           6,416          4,190
         Withdrawals                                       (7,421)        (5,635)
   Net change in short-term debt                             (620)           466
   Long-term debt issued                                       64             39
   Long-term debt repaid                                       (5)          (125)
                                                         --------       --------
Net cash used in financing activities                      (1,566)        (1,065)
                                                         --------       --------
Change in cash and cash equivalents                          (552)        (1,147)
Cash and cash equivalents, beginning of period              2,789          3,301
                                                         --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  2,237       $  2,154
                                                         ========       ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                              $    119       $     74
                                                         ========       ========
   Income taxes                                          $    116       $     23
                                                         ========       ========

See accompanying notes to unaudited interim condensed consolidated financial statements.

                       METROPOLITAN LIFE INSURANCE COMPANY
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED.)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     On April 7, 2000, pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving its plan of reorganization (the "plan") as amended, Metropolitan Life Insurance Company ("Metropolitan Life") converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc., a Delaware corporation.

     Metropolitan Life and its subsidiaries (the "Company") is a leading provider of insurance and financial services to a broad section of institutional and individual customers. The Company offers life insurance, annuities and mutual funds to individuals and group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The New York State Insurance Department (the "Department") recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company for determining solvency under the New York Insurance Law. No consideration is given by the Department to financial statements prepared in accordance with GAAP in making such determination.

     The accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and its consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes thereto for the year ended December 31, 1999 included in MetLife, Inc.'s Registration Statement on Form S-1 (registration no. 333-91517) filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of Metropolitan Life and its subsidiaries, partnerships and joint ventures in which Metropolitan

Life has a majority voting interest or general partner interest with limited removal rights from limited partners. All material intercompany accounts and transactions have been eliminated.

EXTRAORDINARY ITEM - DEMUTUALIZATION EXPENSE

     The accompanying condensed consolidated statements of income include an extraordinary charge of $41 (net of income tax benefit of $14) and $8 (net of income tax benefit of $1) for the three months ended March 31, 2000 and 1999, respectively, related to costs associated with the demutualization.

FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2000, the Company adopted Statement of Position ("SOP") 98-7, Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"). SOP 98-7 provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. SOP 98-7 classifies insurance and reinsurance contracts for which the deposit method is appropriate into those that 1) transfer only significant timing risk, 2) transfer only significant underwriting risk, 3) transfer neither significant timing or underwriting risk and 4) have an indeterminate risk. Adoption of SOP 98-7 did not have a material effect on the Company's condensed consolidated financial statements.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

2. DEMUTUALIZATION

     On April 7, 2000, the date the plan became effective, each policyholder's membership interest was extinguished and each eligible policyholder received, in exchange for that interest, trust interests representing shares of common stock of MetLife, Inc. to be held in a trust, cash or an adjustment to their policy values in the form of policy credits, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale. The amount of the payments, which will be recorded in other expenses in the second quarter of 2000, has been determined in a manner that is consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

     The plan required an initial public offering of common stock and provided for other capital raising transactions on the effective date of the plan. On the plan effective date, MetLife, Inc. conducted an initial public offering of 202,000,000 shares and concurrent private placements of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings are in addition to 493,903,472 shares of common stock of MetLife, Inc. distributed to the Metropolitan Life policyholder trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, MetLife, Inc. issued 30,300,000 additional shares of common stock as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

     In addition to the issuance of common stock, MetLife, Inc. formed MetLife Capital Trust I, a Delaware statutory business trust. MetLife Capital Trust I issued two classes of trust securities: capital securities, which are a component of equity security units, and common securities, which were issued to MetLife, Inc. MetLife, Inc. owns all the beneficial interests represented by the common securities of MetLife Capital Trust I. Concurrently with the initial public offering of common stock noted above, on April 7, 2000 MetLife Capital Trust I issued 17,500,000 8.00% equity security units. On April 14, 2000, MetLife Capital Trust I issued an additional 2,625,000 8.00% equity security units as a result of the exercise of over-allotment options granted to underwriters in connection with the offering of the equity security units. Each equity security unit contains a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of MetLife, Inc. on May 15, 2003. The number of shares to be purchased at such date will be determined based on the average trading price of MetLife, Inc. common stock. The proceeds from the sale of the capital securities were used to acquire $1,037 of 8.00% debentures of MetLife, Inc. ("MetLife, Inc. debentures"). The capital securities represent undivided beneficial ownership interests in MetLife Capital Trust I's assets, which consist solely of the MetLife, Inc. debentures. Although, upon issuance of the capital securities, a holder is the beneficial owner of the related capital securities, those capital securities are pledged with the collateral agent to collateralize the obligations of the unit holder under the related purchase contracts. Holders of the capital securities are entitled to receive cumulative cash distributions accruing from April 7, 2000, the effective date of the plan, and payable quarterly in arrears commencing August 15, 2000 at an annual rate of 8.00% of the stated liquidation amount of $50.00 per capital security. MetLife, Inc. irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities to the extent of available trust funds and the stated liquidation amount of the capital securities to the extent of available trust funds. Holders of the capital securities generally have no voting rights.

     The MetLife, Inc. debentures bear interest at an annual rate of 8.00% of the principal amount, payable quarterly in arrears commencing August 15, 2000 and mature on May 15, 2005. These debentures are unsecured and rank equally in right of payment to all other senior unsecured debt of MetLife, Inc. Because MetLife, Inc. is a holding company, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation, reorganization or otherwise, is subject to the prior claims of creditors of the subsidiary, except to the extent MetLife, Inc. may be recognized as a creditor of that subsidiary. Accordingly, MetLife, Inc.'s obligations under the debentures will effectively be subordinate to all existing and future liabilities of its subsidiaries.

     In connection with the contribution of the net proceeds from the initial public offering, the private placements and the equity security units offering to Metropolitan Life, Metropolitan Life issued to MetLife, Inc. a $1,006 8.00% mandatorily convertible note due 2005 having the same interest and payment terms as set forth in the debentures of MetLife, Inc. issued to the MetLife Capital Trust I. The principal amount of the capital note is mandatorily convertible into common stock of Metropolitan Life upon maturity or acceleration of the capital note and without any further action by MetLife, Inc. or Metropolitan Life. As required by New York Insurance Law, the terms of the capital note were approved on April 4, 2000 by the Superintendent as not adverse to the interests of Metropolitan Life's policyholders. In addition, the capital note provides that Metropolitan Life may not make any payment of principal or interest on the capital note so long as specified payment restrictions exist and have not been waived by the Superintendent. Payment restrictions would exist if Metropolitan Life fails to exceed certain thresholds relative to the level of its statutory risk-based capital or the amount of its outstanding capital notes, surplus notes or similar obligations. At March 31, 2000, Metropolitan Life's statutory total adjusted capital exceeded these limitations. If the payment of interest is prevented by application of the payment restrictions described above, the interest on the capital note will not be available as a source of liquidity for MetLife, Inc.

3. PRO FORMA CONSOLIDATED INFORMATION

     The pro forma consolidated financial information presented below gives effect to:

- the demutualization, including the issuance of 493,903,472 shares of MetLife, Inc. common stock to the Metropolitan Life policyholder trust in connection therewith;

-    the establishment of the closed block;

- the sale of 232,300,000 shares of MetLife, Inc. common stock in the initial public offering at $14.25 per share;

- the private placements of 60,000,000 shares of MetLife, Inc. common stock at $14.25 per share; and

-    the sale of 20,125,000 equity units at $50.00 per unit;

as if they had occurred at March 31, 2000, for the purposes of the pro forma consolidated balance sheet, and at January 1, 2000 for the purposes of the pro forma consolidated statement of income for the three months ended March 31, 2000. This pro forma information is presented to depict only the effects of the demutualization, the establishment of the closed block, the initial public offering, the private placements and the sale of the equity security units.

     The pro forma information is based on available information and on assumptions management believes are reasonable and that reflect the effects of these transactions. This information is provided for informational purposes only and does not necessarily indicate the consolidated financial position or results of operations had the demutualization, the establishment of the closed block, the initial public offering, the private placements and the sale of equity units been consummated on the dates assumed. The pro forma information also does not project or forecast the consolidated financial position or results of operations for any future date or period.

          Pro Forma Interim Condensed Consolidated Statement of Income
                    For the Three Months Ended March 31, 2000
                     (In millions, except per share amounts)



                                                                                 Establishment
                                                                                     of the               The
                                                                Historical      Closed Block(A)      Demutualization
                                                                ----------      ---------------      ---------------

Revenues
  Premiums                                                       $ 3,860           $   (894)             $  --
  Universal life and investment-type product policy fees             469                 --                 --
  Net investment income                                            2,784               (631)                --
  Other revenues                                                     665                 --                 --
  Net realized investment losses (net of amounts
    allocable to other accounts of $19)                             (112)                21                 --
  Contribution from the closed block                                  --                 24                 --
                                                                 -------           --------              -----
                                                                   7,666             (1,480)                --
                                                                 -------           --------              -----
Expenses
  Policyholder benefits and claims (includes amounts
    directly related to net realized investment losses
    of $4)                                                         4,047               (926)                --
  Interest credited to policyholder account balances                 697                 --                 --
  Policyholder dividends                                             468               (380)                --
  Other expenses (includes amounts directly related
    to net realized investment losses of $15)                      1,979               (174)                --
                                                                 -------           --------              -----
                                                                   7,191             (1,480)                --
                                                                 -------           --------              -----
Income before provision for income taxes and
  extraordinary item                                                 475                 --                 --
Provision for income taxes                                           198                 --                (30)(I)
                                                                 -------           --------              -----
Income before extraordinary item                                 $   277           $     --              $  30
                                                                 =======           ========              =====
Per share data:
  Income before extraordinary item per share-
    basic and diluted
  Number of shares used in calculation of per share data-
    basic and diluted


                                                                  The           GenAm
                                                                  Unit           Debt
                                                                Offering      Repayment        Pro Forma
                                                                --------      ---------        ---------

Revenues
  Premiums                                                      $  --         $  --          $     2,966
  Universal life and investment-type product policy fees           --            --                  469
  Net investment income                                            --            --                2,153
  Other revenues                                                   --            --                  665
  Net realized investment losses (net of amounts                                                      --
    allocable to other accounts of $19)                            --            --                  (91)
  Contribution from the closed block                               --            --                   24
                                                                -----         -----          -----------
                                                                   --            --                6,186
                                                                -----         -----          -----------
Expenses
  Policyholder benefits and claims (includes amounts
    directly related to net realized investment losses
    of $4)                                                         --            --                3,121
  Interest credited to policyholder account balances               --            --                  697
  Policyholder dividends                                                         --                   88
  Other expenses (includes amounts directly related                                                   --
    to net realized investment losses of $15)                      22(G)        (14)(J)            1,813
                                                                -----         -----          -----------
                                                                   22           (14)               5,719
                                                                -----         -----          -----------
Income before provision for income taxes and
  extraordinary item                                              (22)           14                  467
Provision for income taxes                                         (8)(G)         5(J)               165
                                                                -----         -----          -----------
Income before extraordinary item                                $ (14)        $   9          $       302
                                                                =====         =====          ===========
Per share data:
  Income before extraordinary item per share-
    basic and diluted                                                                        $      0.38
                                                                                             -----------
  Number of shares used in calculation of per share data-
    basic and diluted                                                                        786,203,472(B)(C)
                                                                                             ===========

             Pro Forma Interim Condensed Consolidated Balance Sheet

                                At March 31, 2000

                                 (In millions)



                                                                                                                       The
                                                                              Establishment                           Common
                                                                                 of the               The             Stock
                                                              Historical     Closed Block(A)     Demutualization     Offering
                                                              ----------     ---------------     ---------------     --------
ASSETS
    Investments:
       Fixed maturities available-for-sale, at fair value      $108,566         $(23,939)         $     --           $   --
       Equity securities, at fair value                           2,137               --                --               --
       Mortgage loans on real estate                             21,185           (4,744)               --               --
       Real estate and real estate joint ventures                 5,747               --                --               --
       Policy loans                                               7,914           (3,762)               --               --
       Other limited partnership interests                        1,452               --                --               --
       Short-term investments                                     1,578             (167)               --               --
       Other invested assets                                      2,397             (325)               --               --
                                                               --------         --------          --------           ------
                                                                150,976          (32,937)               --               --
    Cash and cash equivalents                                     2,237             (327)           (2,871)(B)        3,147(E)
    Accrued investment income                                     1,955             (246)               --               --
    Premiums and other receivables                                9,032             (245)               --               --
    Deferred policy acquisition costs                            10,582           (3,954)               --               --
    Deferred income taxes                                           481               (5)               --               --
    Other                                                         4,675              (22)               --               --
    Closed block assets                                            --             37,736                --               --
    Separate account assets                                      76,110               --                --               --
                                                               --------         --------          --------           ------
                                                               $256,048         $     --          $ (2,871)          $3,147
                                                               ========         ========          ========           ======

LIABILITIES AND EQUITY
Liabilities:
    Future policy benefits                                     $ 79,934         $(38,662)         $    408(B)        $   --
    Policyholder account balances                                52,405               (3)               --               --
    Other policyholder funds                                      5,208             (318)               --               --
    Policyholder dividends payable                                  986             (747)               --               --
    Short-term debt                                               3,585               --                --               --
    Long-term debt                                                2,793              (57)               --               --
    Current income taxes payable                                    579              (46)              (35)(D)           --
    Other                                                        20,314           (2,138)              135(D)            --
    Closed block liabilities                                         --           41,971                --               --
    Separate account liabilities                                 76,110               --                --               --
                                                               --------         --------          --------           ------
                                                                241,914               --               508               --
                                                               --------         --------          --------           ------

Company-obligated mandatorily
    redeemable securities of
    subsidiary trusts holding solely
    junior subordinated debentures
    of their Parents                                                118               --                --               --
                                                               --------         --------          --------           ------

Equity:
Preferred stock                                                      --               --                --               --
Common stock                                                         --               --                 5(B)(H)          2(E)
Additional paid-in capital                                           --               --            10,952(B)(H)      3,145(E)
Retained earnings                                                14,336               --           (14,336)(H)           --
Accumulated other comprehensive loss                               (320)              --                --               --
                                                               --------         --------          --------           ------
                                                                 14,016               --            (3,379)           3,147
                                                               --------         --------          --------           ------
                                                               $256,048         $     --          $ (2,871)          $3,147
                                                               ========         ========          ========           ======


                                                                 The           The
                                                               Private         Unit
                                                              Placements     Offering      Pro Forma
                                                              ----------     --------      ---------
ASSETS
    Investments:
       Fixed maturities available-for-sale, at fair value      $   --        $   --        $ 84,627
       Equity securities, at fair value                            --            --           2,137
       Mortgage loans on real estate                               --            --          16,441
       Real estate and real estate joint ventures                  --            --           5,747
       Policy loans                                                --            --           4,152
       Other limited partnership interests                         --            --           1,452
       Short-term investments                                      --            --           1,411
       Other invested assets                                       --            --           2,072
                                                               ------        ------        --------
                                                                   --            --         118,039
    Cash and cash equivalents                                     855(F)        966(G)        4,007
    Accrued investment income                                      --            --           1,709
    Premiums and other receivables                                 --            --           8,787
    Deferred policy acquisition costs                              --            --           6,628
    Deferred income taxes                                          --            --             476
    Other                                                          --            --           4,653
    Closed block assets                                            --            --          37,736
    Separate account assets                                        --            --          76,110
                                                               ------        ------        --------
                                                               $  855        $  966        $258,145
                                                               ======        ======        ========

LIABILITIES AND EQUITY
Liabilities:
    Future policy benefits                                     $   --        $   --        $ 41,680
    Policyholder account balances                                  --            --          52,402
    Other policyholder funds                                       --            --           4,890
    Policyholder dividends payable                                 --            --             239
    Short-term debt                                                --            --           3,585
    Long-term debt                                                 --            --           2,736
    Current income taxes payable                                   --            --             498
    Other                                                          --            --          18,311
    Closed block liabilities                                       --            --          41,971
    Separate account liabilities                                   --            --          76,110
                                                               ------        ------        --------
                                                                   --            --         242,422
                                                               ------        ------        --------

Company-obligated mandatorily
    redeemable securities of
    subsidiary trusts holding solely
    junior subordinated debentures
    of their Parents                                               --           961(G)        1,079
                                                               ------        ------        --------

Equity:
Preferred stock                                                    --            --              --
Common stock                                                        1(F)         --               8
Additional paid-in capital                                        854(F)          5(G)       14,956
Retained earnings                                                  --            --              --
Accumulated other comprehensive loss                               --            --            (320)
                                                               ------        ------        --------
                                                                  855             5          14,644
                                                               ------        ------        --------
                                                               $  855        $  966        $258,145
                                                               ======        ======        ========

(A) The plan requires that Metropolitan Life establish and operate a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. On the plan effective date, assets were allocated to the closed block in an amount that is expected to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of policies included in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience relating to the closed block are, in the aggregate, more or less favorable than assumed in establishing the closed block, total dividends paid to the closed block policyholders in the future may be greater than or less than that which would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. The closed block will continue in effect until the last policy in the closed block is no longer in force.

     The accounting principles to account for the participating policies included in the closed block are those used prior to the date of the demutualization. However, a policyholder dividend obligation will be established for earnings that will be paid to policyholders as additional dividends in the amounts described below, unless these earnings are offset by future unfavorable experience in the closed block. Although all of the cash flows of the closed block are for the benefit of the closed block policyholders, the excess of the closed block liabilities over closed block assets at the effective date will represent the estimated maximum future contributions from the closed block expected to be reported in income as the contribution from the closed block after income taxes. Such estimated future contributions from the closed block will inure to the stockholders of the Company. The contribution from the closed block will be recognized in income over the period the policies and contracts in the closed block remain in force. Management believes that over time the actual cumulative contributions from the closed block will approximately equal the expected cumulative contributions, due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative contribution from the closed block is greater than the expected cumulative contribution from the closed block, the expected cumulative contribution will be recognized in income with the excess recorded as a policyholder dividend obligation, because the excess of the actual cumulative contribution from the closed block over the expected cumulative contribution will be paid to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block. If over such period, the actual cumulative contribution from the closed block is less than the expected cumulative contribution from the closed block, the actual contribution will be recognized in income. However, dividends in the future may be changed, which would be intended to increase future actual contribution until the actual contribution equals the expected cumulative contribution.

     The demutualization will be accounted for using the historical carrying values of the assets and liabilities. The Company established accounting records to specifically segregate the assets, liabilities, revenues and expenses of the closed block, as if the closed block had been formed on January 1, 2000. These pro forma amounts include all new individual participating policies issued during 2000 and the revenues and expenses associated with individual participating policies eligible to be included in the closed block. The closed block was formed on April 7, 2000, the effective date of the plan and, accordingly, the actual assets and liabilities assigned to the closed block and their carrying values were finalized at that date.

     The closed block amounts in the pro forma consolidated statement of income for the three months ended March 31, 2000 reflect new individual participating policies issued during the period, which are included in the closed block if such policies remained in force as of the effective date of the plan. Closed block amounts were determined as follows: (1) premiums and benefits related to the policies to be included within the closed block were used; (2) net investment income for the three months ended March 31, 2000 reflects the actual income of assets set aside for assignment to the closed block; (3) policyholder dividends were based on dividend scales of policies to be included within the closed block; (4) maintenance expenses were based on per policy charges provided in the plan; (5) realized investment losses of the closed block for the three months ended March 31, 2000 reflect the actual losses from the assets set aside for assignment to the closed block.

     Deferred policy acquisition costs on business included in the closed block has been reported as an asset of the closed block in the pro forma consolidated balance sheet. Amortization of closed block deferred policy acquisition costs has been included in other expenses in the closed block.

(B) The number of shares of MetLife, Inc. common stock used in the calculation of pro forma income before extraordinary item per share - basic and diluted is as follows:

     Shares allocated to eligible policyholders                    701,520,307
     Less shares allocated to eligible policyholders who
       received cash or policy credits                             207,616,835
                                                                   -----------
     Shares issued to the Metropolitan Life policyholder trust     493,903,472
     Shares issued in the initial public offering                  232,300,000
     Shares issued in the private placements                        60,000,000
                                                                   -----------
     Total shares of common stock outstanding                      786,203,472
                                                                   ===========

     MetLife, Inc. contributed $4,628 of the aggregate net proceeds of the offerings and the private placements to Metropolitan Life, of which:

- $408 was used to reimburse Metropolitan Life for the crediting of policy credits to certain policyholders in the demutualization in lieu of 28,660,022 allocated shares of MetLife, Inc. common stock;
- $2,550 was used to reimburse Metropolitan Life for cash payments to certain policyholders in the demutualization in lieu of 178,956,813 allocated shares of MetLife, Inc. common stock;
- $321 was used to reimburse Metropolitan Life for cash payments made by its Canadian branch to certain holders of policies included in its Canadian business sold to Clarica Life Insurance Company in 1998;
- $370 was used to reimburse Metropolitan Life for the payment of fees and expenses incurred in connection with the demutualization; and
- $979 was used for general corporate purposes, of which $900 was used to repay short-term debt incurred in connection with Metropolitan Life's acquisition of GenAmerica.

     The amounts used to fund policy credits have been reflected as an increase in future policy benefits and a reduction of retained earnings in the pro forma consolidated balance sheet. The amounts used to make the cash payments have been reflected as a reduction in retained earnings in the pro forma consolidated balance sheet.

     In connection with the contribution of the net proceeds from the initial public offering, the private placements and the offering of equity security units to Metropolitan Life as described above, Metropolitan Life issued to MetLife, Inc. its $1,006 8.00% mandatorily convertible capital note due 2005.

(C) Each unit in the equity unit offering consists of (1) a contract to purchase shares of MetLife, Inc. common stock and (2) an 8.00% capital security of MetLife Capital Trust I. Before the issuance of shares of MetLife, Inc. common stock upon settlement of the purchase contracts, the units will be reflected in MetLife, Inc.'s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of MetLife, Inc. common stock used in calculating earnings per share for any period is deemed to be increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by MetLife, Inc. in the market, at the average market price during that period, using the proceeds received upon settlement. Consequently, there will be no dilutive effect on MetLife, Inc.'s earnings per share except during periods when the average market price of its common stock is above $16.82 per share.

(D) The pro forma consolidated balance sheet reflects estimated additional nonrecurring expenses of $100 (net of income tax benefit of $35) related to the demutualization assumed to be incurred at the date of the pro forma consolidated balance sheet. The pro forma consolidated statement of income does not reflect such nonrecurring expenses since they will be reported as an extraordinary item.

(E) Represents gross proceeds of $3,310 from the issuance of 232,300,000 shares of MetLife, Inc. common stock, less an underwriting discount and estimated offering expenses aggregating $163.

(F) Represents proceeds of $855 from the issuance of 60,000,000 shares of MetLife, Inc. common stock at an initial public offering price of $14.25 in the private placements.

(G) Represents gross proceeds of $1,006 from the issuance of the equity security units, less an underwriting discount and estimated offering expenses aggregating $40. The financial statements of the trust will be consolidated in MetLife, Inc.'s consolidated financial statements, with the capital securities shown under the caption "Company-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debentures of their Parents". The proceeds from the units were allocated to the underlying purchase contracts and capital securities based on their relative fair values of $5 and $961, respectively. The forward contracts will be reported in additional paid-in capital and subsequent changes in fair value will not be recognized. The notes to MetLife, Inc.'s consolidated financial statements will disclose that the sole asset of the trust is the debentures. Distributions on the capital securities will be reported as a charge to minority interest in MetLife, Inc.'s consolidated statement of income, whether paid or accrued. The charge to other expenses in the pro forma consolidated statement of income reflects distributions on the capital securities at a rate of 8.00% ($20) and the accretion of the discount ($2) on the carrying value of the Company-obligated mandatorily redeemable securities of subsidiary trusts holding solely debentures of their Parents. The income tax benefit related to such charges is $8.

(H) Represents the reclassification of the retained earnings of Metropolitan Life to reflect the demutualization as follows:

  Historical retained earnings                                                   $14,336

  Less net proceeds of offerings used to fund policy credits and cash
     payments to certain eligible policyholders                                    2,958
  Less cash payments made by Metropolitan Life Canadian branch to certain holders of policies included in its Canadian business sold to
     Clarica Life Insurance Company                                                  321
  Less additional demutualization expenses (net of income tax benefit of $35)        100
                                                                                 -------

  Retained earnings related to eligible policyholders receiving common stock     $10,957
                                                                                 =======


(I) Represents the elimination of the surplus tax. As a stock life insurance company, Metropolitan Life will no longer be subject to the surplus tax.

(J) Represents the elimination of $14 of interest expense related to the repayment of $900 of short-term debt incurred in connection with Metropolitan Life's acquisition of GenAmerica. The related income tax benefit was $5.

4. GENAMERICA ACQUISITION

     On January 6, 2000, the Company completed its acquisition of GenAmerica Corporation ("GenAmerica") for $1.2 billion plus costs of the acquisition. In connection with this transaction, the Company acquired assets of $23,686 and assumed liabilities of $22,406. GenAmerica is a holding company which includes General American Life Insurance Company, 48.3% of the outstanding shares of Reinsurance Group of America ("RGA") common stock, a provider of reinsurance, and 61.0% of the outstanding shares of Conning Corporation ("Conning") common stock, an asset manager. The Company owned 9.6% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. Subsequent to the acquisition, the Company's ownership percentage of the outstanding shares of RGA common stock was 57.9%.

     In connection with the acquisition of GenAmerica, the Company obtained GenAmerica Capital I, a wholly-owned subsidiary trust of GenAmerica. In June 1997, GenAmerica Capital I issued $125 million of 8.525% capital securities. GenAmerica has fully and conditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities at any time after June 30, 2007.

     On April 18, 2000, Metropolitan Life completed its tender offer for all outstanding shares of Conning common stock not already owned by Metropolitan Life, at a price of $12.50 per share. Under the tender offer, 5,348,876 Conning shares were tendered. These shares, aggregated with the number of Conning shares that Metropolitan Life already beneficially owned, represent approximately 98% of the outstanding Conning shares. Metropolitan Life acquired the remaining 2% of outstanding Conning shares through a cash merger consummated on April 19, 2000.

     As part of the GenAmerica acquisition, General American Life Insurance Company agreed to pay the Company a fee of $120 in connection with the assumption of certain funding agreements. The fee has been considered as part of the purchase price of GenAmerica. The Company also agreed to make a capital contribution of $120 to General American Life after the completion of the acquisition in three installments of $40. At March 31, 2000, $80 of the total contribution had been paid.

     The Company's total revenues, income before extraordinary items and net income for the three months ended March 31, 1999 on both an historical and pro forma basis as if the acquisition of GenAmerica had occurred on January 1, 1999 were as follows:

                                       Income Before
                    Total Revenues   Extraordinary Item   Net Income
                    --------------   ------------------   ----------

     Historical      $     5,945          $   237          $   229
     Pro forma       $     6,863          $   245          $   237


5. NET REALIZED INVESTMENT GAINS (LOSSES)

     Net realized investment gains (losses), including changes in valuation allowances, for the three months ended March 31, 2000 and 1999 were as follows:

                                                      2000        1999
                                                      ----        ----
     Fixed maturities                                $(169)      $(105)
     Equity securities                                  68         (29)
     Mortgage loans on real estate                       1          10
     Real estate and real estate joint ventures         13          62
     Other limited partnership interests                 4           5
     Other                                             (48)        (51)
                                                     -----       -----
                                                      (131)       (108)
     Amounts allocable to:

     Deferred policy acquisition costs                  15          30
     Participating pension contracts                     4           4
                                                     -----       -----
                                                     $(112)      $ (74)
                                                     =====       =====


     Realized investment gains (losses) have been reduced by (1) deferred policy acquisition amortization to the extent that such amortization results from realized investment gains and losses and (2) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholders' accounts. This presentation may not be comparable to presentations made by other insurers.

6. COMMITMENTS AND CONTINGENCIES


LITIGATION

     The Company is currently a defendant in approximately 500 lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims".

     On December 28, 1999, after a fairness hearing, the United States District Court for the Western District of Pennsylvania approved a class action settlement resolving a multidistrict litigation proceeding involving alleged sales practices claims. The settlement class includes most of the owners of permanent life insurance policies and annuity contracts or certificates issued pursuant to individual sales in the United States by Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company between January 1, 1982 and December 31, 1997. The class includes owners of approximately six million in-force or terminated insurance policies and approximately one million in-force or terminated annuity contracts or certificates.

     In addition to dismissing the consolidated class actions, the District Court's order also bars sales practices claims by class action members for sales by the defendant insurers during the class period, effectively resolving all pending class actions against these insurers. The defendants are in the process of having these claims dismissed.

     Under the terms of the order, only those class members who excluded themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for sales that occurred during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement. Over 400 of the approximately 500 lawsuits noted above are brought by individuals who have elected not to participate in the class action settlement.

     The settlement provides three forms of relief. General relief, in the form of free death benefits, is provided automatically to class members who did not exclude themselves from the settlement or who did not elect the claim evaluation procedures set forth in the settlement. The claim evaluation procedures permit a class member to have a claim evaluated by a third party under procedures set forth in the settlement. Claim awards made under the claim evaluation procedures will be in the form of policy adjustments, free death benefits or, in some instances, cash payments. In addition, class members who have or had an ownership interest in specified policies will also automatically receive deferred acquisition cost tax relief in the form of free death benefits. The settlement fixes the aggregate amounts that are available under each form of relief.

     The Company expects that the total cost of the settlement will be approximately $957. This amount is equal to the amount of the increase in liabilities for the death benefits and policy adjustments and the present value of expected cash payments to be provided to included class members, as well as attorneys' fees and expenses and estimated other administrative costs, but does not include the cost of litigation with policyholders who are excluded from the settlement. The Company believes that the cost to it of the settlement will be substantially covered by available reinsurance and the provisions made in its consolidated financial statements, and thus will not have a material adverse effect on its business, results of operations or financial position. The Company has not yet made a claim under those reinsurance agreements and, although there is a risk that the carriers will refuse coverage for all or part of the claim, the Company believes this is very unlikely to occur. The Company believes it has made adequate provision in its consolidated financial statements for all probable losses for sales practices claims, including litigation costs involving policyholders who are excluded from the settlement.

     The class action settlement does not resolve nine purported or certified class actions currently pending against New England Mutual Life Insurance Company with which the Company merged in 1996. Eight of those actions have been consolidated as a multidistrict proceeding for pre-trial purposes in the United States District Court of Massachusetts. The Court certified a mandatory class as to those claims. Following an appeal of that certification, the United States Court of Appeals remanded the case to the District Court for further consideration. New England has agreed to a tentative settlement with class counsel which is being presented to the District Court for preliminary approval.

     The class action settlement also does not resolve three putative sales practices class action lawsuits which have been brought against General American Life Insurance Company. These lawsuits have been consolidated in a single proceeding in the United States District Court for the Eastern District of Missouri. General American Life Insurance Company and counsel for plaintiffs have negotiated a settlement in principle of this consolidated proceeding. General American Life Insurance Company has not reached agreement with plaintiffs' counsel on the attorneys' fees to be paid. However, negotiations are ongoing.

     In addition, the class action settlement does not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada. A certified class action with conditionally certified subclasses against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants alleging improper sales abroad is pending in a New York federal court and settlement discussions are continuing.

     In the past, the Company has resolved some individual sales practices claims through settlement, dispositive motion, or, in a few instances, trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 included in MetLife, Inc.'s Registration Statement on Form S-1 (registration no. 333-91517) filed with the Securities and Exchange Commission for information regarding reinsurance contracts related to sales practices claims.

     Regulatory authorities in a small number of states, including both insurance departments and one state attorney general, as well as the National Association of Securities Dealers, Inc., have ongoing investigations or inquires relating to the Company's sales of individual life insurance policies or annuities, including investigations of alleged improper replacement transactions and alleged improper sales of insurance with inaccurate or inadequate disclosures as to the period for which premiums would be payable. Over the past several years, the Company has resolved a number of investigations by other regulatory authorities for monetary payments and certain other relief, and may continue to do so in the future.

     Metropolitan Life is also a defendant in numerous lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits, currently numbering in the thousands, have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920s through approximately the 1950s and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. While Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse judgments in respect of these claims, most of the cases have been resolved by settlements. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases. The number of such cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

     Significant portions of amounts paid in settlement of such cases have been funded with proceeds from a previously resolved dispute with the Metropolitan Life's primary, umbrella and first level excess liability insurance carriers. Metropolitan Life is presently in litigation with several of its excess liability insurers regarding amounts payable under its policies with respect to coverage for these claims. The trial court has granted summary judgment to these insurers. Metropolitan Life has appealed. There can be no assurances regarding the outcome of this litigation or the amount and timing of recoveries, if any, from these excess liability insurers. Metropolitan Life's asbestos-related litigation with these insurers should have no effect on its recoveries under excess insurance policies.

     See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 included in MetLife, Inc.'s Registration Statement on Form S-1 (registration no. 333-91517) filed with the Securities and Exchange Commission for information regarding insurance policies related to asbestos-related claims.

     A purported class action suit involving policyholders in 32 states has been filed in a Rhode Island state court against the Metropolitan Life's subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion be Metropolitan Property and Casualty Insurance Company for summary judgment. A similar "diminished value" allegation was made recently in a Texas Deceptive Trade Practices Act letter and lawsuit which involve a Metropolitan Property and Casualty Company policyholder. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company and its subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. These suits are in the early stages of litigation and Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company intend to vigorously defend themselves against these suits. Similar suits have been filed against several other personal lines property and casualty insurers.

     The United States, the Commonwealth of Puerto Rico and various hotels and individuals have sued MetLife Capital Corporation, a former subsidiary of the Company, seeking damages for clean up costs, natural resource damages, personal injuries and lost profits and taxes based upon, among other things, a release of oil from a barge which was being towed by the M/V Emily S. In connection with the sale of MetLife Capital, the Company acquired MetLife Capital's potential liability with respect to the M/V Emily S lawsuit. MetLife Capital had entered into a sale and leaseback financing arrangement with respect to the M/V Emily S. The plaintiffs have taken the position that MetLife Capital, as the owner of record of the M/V Emily S, is responsible for all damages caused by the barge, including the oil spill. The governments of the United States and Puerto Rico have claimed damages in excess of $150. At a mediation, the action brought by the United States and Puerto Rico was conditionally settled, provided that the governments have access to additional sums from a fund contributed to by oil companies to help remediate oil spills. The Company can provide no assurance that this action will be settled in this manner.

     Metropolitan Life has completed a tender offer to purchase the shares of Conning Corporation that it had not already owned. After Metropolitan Life had announced its intention to make a tender offer, three putative class actions were filed by Conning shareholders alleging that the prospective offer was inadequate and constituted a breach of fiduciary duty. The parties to the litigation have reached an agreement in principle providing for a settlement of the actions.

     In addition, several lawsuits have been brought challenging the fairness of Metropolitan Life's plan and the adequacy and accuracy of Metropolitan Life's disclosures to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, MetLife, Inc., the individual directors and the New York State Superintendent of Insurance. The five previously disclosed purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. There remains a separate purported class action in Kings County. In addition, a new purported class action was filed on April 21, 2000 in state court in New York County. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting. On or about April 14, 2000, some of the plaintiffs in the above described actions also brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this action, petitioners seek to vacate the Superintendent's Opinion and Order and enjoin him from granting final approval to the plan. Finally, on April 18, 2000, a purported class action was filed in United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiff in this action claims that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seeks rescission and compensatory damages. Metropolitan Life, MetLife, Inc. and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and intend vigorously to contest all of the plaintiffs' claims in these actions.

     Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other Federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, it is the opinion of the Company's management that their outcomes, after consideration of available insurance and reinsurance and the provisions made in the Company's consolidated financial statements, are not likely to have a material adverse effect on the Company's consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

7. BUSINESS SEGMENT INFORMATION

                                                                                Auto
                                                                                 &
For the three months ended March 31, 2000         Individual   Institutional    Home   International   Reinsurance
------------------------------------------------------------------------------------------------------------------
Premiums                                           $ 1,118        $ 1,593      $ 645       $ 146          $ 358
Universal life and investment-type
    product policy fees                                319            137         --          13             --
Net investment income                                1,578            928         36          65             88
Other revenues                                         214            183         13           3              2
Net realized investment gains (losses)                 (39)           (16)         5           1             (1)
Income (loss) before provision for income taxes
    and extraordinary item                             270            201         16          16             40
------------------------------------------------------------------------------------------------------------------

                                                    Asset                  Consolidation/
For the three months ended March 31, 2000         Management   Corporate     Elimination     Total
---------------------------------------------------------------------------------------------------
Premiums                                            $  --        $  --         $  --        $ 3,860
Universal life and investment-type
    product policy fees                                --           --            --            469
Net investment income                                  21          136           (68)         2,784
Other revenues                                        216           21            13            665
Net realized investment gains (losses)                 --          (62)           --           (112)
Income (loss) before provision for income taxes
    and extraordinary item                             22          (73)          (17)           475
---------------------------------------------------------------------------------------------------


                                                                                 Auto
                                                                                  &
For the three months ended March 31, 1999         Individual   Institutional     Home   International   Reinsurance
-------------------------------------------------------------------------------------------------------------------
Premiums                                           $ 1,018        $ 1,427       $ 357      $ 114           $  --
Universal life and investment-type
    product policy fees                                204            127          --          8              --
Net investment income                                1,272            914          22         48              --
Other revenues                                         101            133           5          2              --
Net realized investment gains (losses)                 (18)           (12)         --          4              --
Income (loss) before provision for income taxes
    and extraordinary item                             240            232           8          1              --
-------------------------------------------------------------------------------------------------------------------

                                                    Asset                 Consolidation/
For the three months ended March 31, 1999         Management  Corporate    Elimination      Total
--------------------------------------------------------------------------------------------------
Premiums                                            $  --       $  --         $  --        $ 2,916
Universal life and investment-type
    product policy fees                                --          --            --            339
Net investment income                                  18         116           (80)         2,310
Other revenues                                        207           6            --            454
Net realized investment gains (losses)                 --         (30)          (18)           (74)
Income (loss) before provision for income taxes
    and extraordinary item                             24         (57)          (37)           411
--------------------------------------------------------------------------------------------------


                                  At March 31,   At December 31,
                                      2000            1999
                                  -----------    --------------
Assets
    Individual                     $ 132,407       $ 109,401
    Institutional                     91,277          88,127
    Auto & Home                        4,457           4,443
    International                      5,228           4,381
    Reinsurance                        6,196            --
    Asset Management                   1,135           1,036
    Corporate                         19,384          20,499
    Consolidation/Elimination         (4,036)         (2,655)
                                   ---------       ---------
      Total                        $ 256,048       $ 225,232
                                   =========       =========

     The Individual segment includes an equity ownership interest in Nvest Companies, L.P. ("Nvest") under the equity method of accounting. Nvest has been included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual segment's equity in earnings of Nvest, which is included in net investment income, was $12 and $13 for the three months ended March 31, 2000 and 1999, respectively. The investment in Nvest was $195 and $224 at March 31, 2000 and 1999, respectively.

     The Reinsurance segment includes the life reinsurance business of RGA combined with Exeter, a previously existing ancillary life reinsurance business. Exeter has been reported as a component of the Individual segment rather than as a separate segment for periods prior to January 1, 2000 due to its immateriality.

     The Consolidation/Elimination column includes the elimination of all intersegment amounts and the Individual segment's ownership interest in Nvest. The principal component of the intersegment amounts related to intersegment loans, which bore interest at rates commensurate with related borrowings.

     Revenues derived from any one customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $7,438 and $5,769 for the three months ended March 31, 2000 and 1999, respectively, which represented 97% of consolidated revenues for both 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For purposes of this discussion, the term "Company" refers, at all times prior to the plan effective date (as hereinafter defined), to Metropolitan Life, a mutual life insurance company organized under the laws of the State of New York ("Metropolitan Life"), and its subsidiaries, and at all times on and after the plan effective date, to MetLife, Inc. ("MetLife"), a Delaware corporation, and its subsidiaries, including Metropolitan Life on and after the plan effective date. Set forth below is a summary of certain significant matters relevant to an understanding of the financial condition and results of operations of the Company. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

     Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the risks and uncertainties to which the Company may be subject, other than with respect to historical information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those anticipated in the forward looking statements as a result of risks and uncertainties including: changes in interest rates, decline in securities markets and the effect of sales on investment products and on the Company's investment portfolio, competition, litigation, failure to attract and retain sales representatives, differences between actual claims experience and underwriting and reserving assumptions, occurrence of catastrophes, downgrade of the Company's or its affiliates' ratings, changes in state and federal regulation, and risks related to the demutualization of Metropolitan Life, including a challenge to the plan of reorganization or the order of the New York Superintendent of Insurance.

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1 (registration no. 333-91517). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.


THE DEMUTUALIZATION

     On April 7, 2000, pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving its plan of reorganization (the "plan") as amended, Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife. In conjunction therewith, each policyholder's membership interest was extinguished and each eligible policyholder received, in exchange for that interest, trust interests representing shares of common stock of MetLife to be held in a trust, cash or an adjustment to their policy values in the form of policy credits, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale. The payments, which were recorded in other expenses in the 2000 second quarter, were determined in a manner that was consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

     On the plan effective date, MetLife, Inc. conducted an initial public offering of 202,000,000 shares and concurrent private placements of an aggregate of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings are in addition to 493,903,472 shares of common stock of MetLife, Inc. distributed to the Metropolitan Life policyholder trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, MetLife, Inc. issued 30,300,000 additional shares as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

     Concurrently with these offerings, the Company and a trust it owns, sold 20,125,000 8.00% equity security units for an aggregate offering of $1,006 million. Each unit consists of (a) a contract to purchase shares of common stock and (b) a capital security of MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by us.

     On the plan effective date, the Company established the closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. Assets have been allocated to the closed block in an amount that produces cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience relating to the closed block are, in the aggregate, more or less favorable than assumed in establishing the closed block, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. The closed block will continue in effect as long as any policy in the closed block remains in force. Its expected life is over 100 years.

     The Company does not expect the closed block to affect its net income or its liquidity. The Company will use the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. However, the Company will establish a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends in the amounts described below, unless these earnings are offset by future unfavorable experience of the closed block. The excess of closed block liabilities over closed block assets at the effective date of the demutualization represents the estimated maximum future contributions from the closed block expected to result from operations attributed to the closed block after income taxes. Contributions are recognized from the closed block in income over the period the policies and contracts in the closed block remain in force. Management believes that over time the actual cumulative contributions from the closed block will approximately equal the expected cumulative contributions, due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative contribution from the closed block is greater than the expected cumulative contribution from the closed block, the Company will recognize only the expected cumulative contribution in income with the excess recorded as a policyholder dividend obligation, because it will pay the excess of the actual cumulative contribution from the closed block over the expected cumulative contribution to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block. If over such period, the actual cumulative contribution from the closed block is less than the expected cumulative contribution from the closed block, the Company will recognize only the actual contribution in income. However, the Company may change dividends in the future, which would be intended to increase future actual contributions until the actual cumulative contributions equal the expected cumulative contributions.

ACQUISITIONS

     On January 6, 2000, the Company completed its acquisition of GenAmerica Corporation ("GenAmerica") for $1.2 billion plus costs of the acquisition. GenAmerica is a holding company which includes General American Life Insurance Company, 48.3% of the outstanding shares of Reinsurance Group of America ("RGA") common stock, a provider of reinsurance, and 61.0% of the outstanding shares of Conning Corporation ("Conning") common stock, an asset manager. The Company owned 9.6% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. Subsequent to the acquisition, the Company's ownership percentage of the outstanding shares of RGA common stock was 57.9%.

     On April 18, 2000, Metropolitan Life completed its tender offer for all of the outstanding shares of Conning common stock not already owned by Metropolitan Life, at a price of $12.50 per share. Under the tender offer, 5,348,876 Conning shares were tendered. These shares, aggregated with the number of Conning shares that Metropolitan Life already beneficially owns, represents approximately 98% of the total Conning shares outstanding. Metropolitan Life acquired the remaining 2% of outstanding Conning shares through a cash merger consummated on April 19, 2000.

RESULTS OF OPERATIONS

     The following table presents summary consolidated financial information for the periods indicated:

                                                                           FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                          ---------------------
                                                                             2000      1999
                                                                            ------    ------
                                                                          (DOLLARS IN MILLIONS)
REVENUES
Premiums...............................................................     $3,860    $2,916
Universal life and investment-type product policy fees.................        469       339
Net investment income..................................................      2,784     2,310
Other revenues.........................................................        665       454
Net realized investment losses (net of amounts allocable
     to other accounts of $19 and $34, respectively)...................       (112)      (74)
                                                                            ------    ------
                                                                             7,666     5,945
                                                                            ------    ------
EXPENSES
Policyholder benefits and claims (includes amounts
     directly related to net realized investment
     losses of $4 and $4, respectively)................................      4,047     3,141
Interest credited to policyholder account balances.....................        697       610
Policyholder dividends.................................................        468       382
Other expenses (includes amounts directly related
     to net realized investment losses of $15 and $30,
     respectively)....................................................       1,979     1,401
                                                                            ------    ------
                                                                             7,191     5,534
                                                                            ------    ------

Income before provision for income taxes and
     extraordinary item...............................................         475       411
Provision for income taxes............................................         198       174
                                                                            ------    ------
Income before extraordinary item......................................         277       237
Extraordinary item - demutualization expense..........................          41         8
                                                                            ------    ------
Net income............................................................      $  236    $  229
                                                                            ======    ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

     Premiums increased by $944 million, or 32%, to $3,860 million for the three months ended March 31, 2000 from $2,916 million for the comparable 1999 period, primarily due to the acquisition of GenAmerica on January 6, 2000. Excluding the impact of this acquisition, premiums increased by $460 million, or 16%. This increase was attributable to Auto & Home, Institutional Business, and International. The increase of $288 million, or 81%, in Auto & Home was primarily due to the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies ("St. Paul"), representing $259 million of the premiums, as well as growth in this segment's standard auto and homeowners insurance businesses. The increase of $143 million, or 10%, in Institutional Business was primarily due to an increase in non-medical health premiums due to higher sales and improved policyholder retention in this segment's dental and disability businesses. The increase of $32 million, or 28%, in International was primarily due to overall growth in Spain, Taiwan, Korea and Mexico.

     Universal life and investment-type product policy fees increased by $130 million, or 38%, to $469 million for the three months ended March 31, 2000 from $339 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $69 million, or 20%. This increase was almost entirely attributable to a $65 million, or 32%, increase in Individual Business, which was primarily due to the continued growth in deposits for investment products, stock market appreciation and the acceleration of the recognition of unearned fees in connection with a universal life product replacement program.

     Net investment income increased by $474 million, or 21%, to $2,784 million for the three months ended March 31, 2000 from $2,310 million in 1999. Excluding the impact of the GenAmerica acquisition, net investment income increased by $198 million, or 9%. This increase was primarily due to higher income from (i) fixed maturities of $134 million, or 8%, (ii) mortgage loans on real estate of $41 million, or 12%, (iii) real estate and real estate joint ventures income, after investment expenses and depreciation, of $44 million, or 40% and (iv) cash and short-term investments of $17 million, or 47%. These increases were partially offset by reduced income in (i) other limited partnership interests of $29 million, or 66%, and (ii) other investment income of $8 million, or 38%, as well as higher investment expenses of $9 million, or 15%.

     Other revenues increased by $211 million, or 46%, to $665 million for the three months ended March 31, 2000 from $454 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $115 million, or 25%, primarily due to growth of $55 million, or 54%, in Individual Business and $48 million, or 36%, in Institutional Business. The increase in Individual Business was primarily attributable to continued growth in the Nathan & Lewis and MetLife Securities, Inc. subsidiaries. The increase in Institutional Business was primarily due to strong growth in this segment's dental and disability administrative services businesses.

     The Company's realized investment gains and losses are net of related policyholder amounts. The amounts netted against realized investment gains and losses are (i) amortization of deferred policy acquisition costs attributable to the increase or decrease in product gross margins or profits resulting from realized investment gains and losses, (ii) additional policyholder liabilities, which are required when investment gains are realized and the Company reinvests the proceeds in lower yielding assets ("loss recognition"), and (iii) liabilities for those participating contracts in which the policyholders' accounts are increased or decreased by the related investment gains or losses.

     Net realized investment losses increased by $38 million, or 51%, to $112 million for the three months ended March 31, 2000 from $74 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, net realized investment losses increased by $37 million, or 50%. This increase reflected total gross realized investment losses of $130 million, an increase of $22 million, or 20%, from $108 million in 1999, before the offsets for the amortization of deferred policy acquisition costs of $15 million and $30 million and credits to participating contracts of $4 million related to assets sold in 2000 and 1999, respectively. The increase in net realized investment losses reflects the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets.

     The Company believes the policy of netting related policyholder amounts against realized investment gains and losses provides important information in evaluating its operating performance. Realized investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its consolidated statements of income to easily exclude realized investment gains and losses and the related effects on the consolidated statements of income when evaluating its operating performance. The Company's presentation of realized investment gains and losses net of policyholder amounts may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of income may not be comparable with amounts reported by other insurers.

     Policyholder benefits and claims increased by $906 million, or 29%, to $4,047 million for the three months ended March 31, 2000 from $3,141 million for the comparable 1999 period. This increase reflected total gross policyholder benefits and claims of $4,043 million, an increase of $906 million from $3,137 million in 1999, before the offset for participating contractholder accounts of $4 million directly related to net realized investment gains and losses for the three months ended March 31, 2000 and 1999, respectively. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased $462 million, or 15%. This increase was primarily due to increases of $238 million, or 14%, in Institutional Business and $205 million, or 75%, in Auto & Home. The Institutional Business increase was primarily due to overall premium growth within this segment's group dental and disability businesses as well as the acquisition of the individual disability income business of Lincoln National in November 1999. The increase in Auto & Home was primarily due to a 7% increase in the number of policies in force, the St. Paul acquisition ($169 million), unfavorable claims development and higher costs attributable to the increased use of original manufacturer parts within this segment's auto business.

     Interest credited increased by $87 million, or 14%, to $697 million for the three months ended March 31, 2000 from $610 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited decreased by $7 million, or 1%. This decrease was primarily due to a decrease in Institutional Business of $16 million, or 6%, partially offset by and increase in Individual Business of $9 million, or 3%. The decrease in Institutional Business was primarily due to a decrease in retirement and savings products of $26 million, or 26%, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives, partially offset by an increase in group life of $10 million, or 11%, due to growth in this segment's bank-owned life insurance business and increases in the cash values of executive and corporate-owned universal life plans. The increase in Individual Business was primarily due to an increase in insurance products of $17 million, or 18%, due to higher policyholder account balances, partially offset by an $8 million, or 3%, decrease in annuity investment products due to a shift in investor preferences to separate account alternatives.

     Policyholder dividends increased by $86 million, or 23%, to $468 million for the three months ended March 31, 2000 from $382 million for the comparable 1999 period. Excluding the acquisition of GenAmerica, policyholder dividends increased by $34 million, or 9%. This increase was primarily due to an increase in Individual Business of $25 million, or 7%, due to growth in cash values of policies associated with the Company's large block of traditional life insurance business. Policyholder dividends vary from period to period based on participating contract experience.

     Other expenses increased by $578 million, or 41%, to $1,979 million for the three months ended March 31, 2000 from $1,401 million for the comparable 1999 period. Excluding the net capitalization of deferred acquisition costs, other expenses increased by $653 million, or 45%, to $2,093 in 2000 from $1,440 in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $323 million, or 22%. This increase was primarily attributable to increases in Individual Business of $149 million, or 24%, Auto & Home of $124 million, or 121%, and International of $22 million, or 35%. The increase in Individual Business was primarily due to a $44 million increase in the Nathan & Lewis and MetLife Securities, Inc. subsidiaries commensurate with the increase in other revenues discussed above, a $41 million increase in expenses associated with the Company's securities lending program, a $21 million increase in commission expense arising from increased sales of variable annuities, and higher general and administrative expenses. The increase in Auto & Home was primarily due to the St. Paul acquisition. The increase in International was primarily due to higher business development costs.

     Deferred acquisition costs are principally amortized in proportion to gross margins or profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred acquisition costs increased to $386 million for the three months ended March 31, 2000 from $239 million for the 1999 comparable period while amortization of such costs increased to $287 million in 2000 from $230 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred acquisition costs increased to $335 million in 2000 from $239 in 1999 while amortization of such costs increased to $288 million in 2000 from $230 million in 1999. Amortization of deferred acquisition costs of $272 million and $200 million was allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred acquisition costs of $276 million and $200 million was allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. The increase in amortization of deferred acquisition costs allocated to other expenses was primarily attributable to the Individual Business segment, which increased to $190 million in 2000 from $150 million in 1999, primarily due to refinements in the calculation of estimated gross margins as well as the acceleration of the recognition of unearned fees in connection with the product replacement program discussed above.

     Income tax expense for the three months ended March 31, 2000 was $198 million, or 42% of income before provision for income taxes and extraordinary item compared with $174, or 42%, for the comparable 1999 period. The effective rates differ from the corporate tax rate of 35% primarily due to the impact of surplus tax. The Company is subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income. Subsequent to the plan effective date, the Company will no longer be subject to the surplus tax.

     Demutualization expenses, net of income taxes, were $41 million and $8 million for the three months ended March 31, 2000 and 1999, respectively. These costs related to the Company's demutualization efforts.

INDIVIDUAL BUSINESS

     The following table presents summary consolidated financial information for Individual Business for the periods indicated:

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                             ----------------------
                                             2000              1999
                                             ----              ----
                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums                                     $1,118            $1,018
Universal life and investment-type
 product policy fees                            319               204
Net investment income                         1,578             1,272
Other revenues                                  214               101
Net realized investment losses                  (39)              (18)
                                             ------            ------
                                              3,190             2,577
                                             ------            ------
EXPENSES
Policyholder benefits and claims              1,185             1,057
Interest credited to policyholder
 account balances                               412               337
Policyholder dividends                          438               361
Other expenses                                  885               582
                                             ------            ------
                                              2,920             2,337
                                             ------            ------

Income before provision for income taxes        270               240
Provision for income taxes                       97                77
                                             ------            ------
Net income                                   $  173            $  163
                                             ======            ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999 - INDIVIDUAL BUSINESS

     Premiums increased by $100 million, or 10%, to $1,118 million for the three months ended March 31, 2000 from $1,018 million for the 1999 comparable period. Excluding the impact of the GenAmerica acquisition, premiums decreased by $9 million, or 1%. Premiums from insurance products decreased by $16 million, or 2%, to $986 million in 2000 compared with $1,002 million in 1999. This decrease was primarily due to a decline in sales of traditional life insurance policies, which reflected a continued shift in policyholders' preferences from those policies to variable life products. Premiums from annuity and investment products increased by $7 million, or 44%, to $23 million in 2000 from $16 million in 1999, primarily due to the increased sales of supplementary contracts with life contingencies.

     Universal life and investment-type product policy fees increased by $115 million, or 56%, to $319 million for the three months ended March 31, 2000 from $204 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $65 million, or 32%. Policy fees from insurance products increased by $43 million, or 33%, to $172 million in 2000 from $129 million in 1999. This increase was due to increased sales of variable life products and continued growth in separate accounts, reflecting a continued shift in customer preferences from traditional life products. The increase also reflects the acceleration of the recognition of unearned fees in connection with a product replacement program related to universal life policies. Policy fees from annuity and investment products increased by $22 million, or 29%, to $97 million in 2000 from $75 million in 1999, primarily due to continued growth in deposits for investment products and stock market appreciation.

     Other revenues increased by $113 million, or 112%, to $214 million for the three months ended March 31, 2000 from $101 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $55 million, or 54%. Other revenues for insurance products increased by $52 million, or 54%, to $148 million in 2000 from $96 million in 1999. This increase was primarily attributable to continued growth in the Nathan & Lewis and MetLife Securities, Inc. subsidiaries, as well as higher commission and fee income associated with increased sales of proprietary and non-proprietary products. Other revenues for annuity and investment products increased by $3 million, or 60%, to $8 million for the three months ended March 31, 2000 from $5 million for the comparable 1999 period. This increase was primarily due to investment advisory fees associated with the growth of variable annuity separate accounts.

     Policyholder benefits and claims increased $128 million, or 12%, to $1,185 million for the three months ended March 31, 2000 from $1,057 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims decreased $7 million, or 1%. Policyholder benefits and claims for insurance products decreased by $40 million, or 4%, to $1,004 million in 2000 from $1,044 million in 1999. This decrease was primarily due to improved mortality and morbidity experience in the existing block of traditional life policyholder liabilities. Policyholder benefits and claims for annuity and investment products increased by $33 million, or 254%, to $46 million in 2000 from $13 million in 1999 consistent with the increase in premiums discussed above.

     Interest credited to policyholder account balances increased by $75 million, or 22%, to $412 million for the three months ended March 31, 2000 from $337 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $9 million, or 3%. Interest on insurance products increased by $17 million, or 18%, to $109 million in 2000 from $92 million in 1999. This increase was primarily due to higher policyholder account balances. Interest on annuity and investment products decreased by $8 million, or 3%, to

$237 million in 2000 from $245 million in 1999, primarily due to the shift in investor preferences to separate account alternatives.

     Policyholder dividends increased by $77 million, or 21%, to $438 million for the three months ended March 31, 2000 from $361 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder dividends increased by $25 million, or 7%. This increase was due to growth in cash values of policies associated with this segment's large block of traditional individual life insurance business.

     Other expenses increased by $303 million, or 52%, to $885 million for the three months ended March 31, 2000 from $582 million for the comparable 1999 period. Excluding the net capitalization of deferred acquisition costs as discussed below, other expenses increased by $302 million, or 50%, to $912 million in 2000 from $610 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased $149 million, or 24%. Other expenses related to insurance products increased by $113 million, or 24%, to $580 million in 2000 from $467 million in 1999. This increase was primarily due to a $44 million increase in the broker dealer and other subsidiaries commensurate with the increase in other revenues discussed above, a $29 million increase in expenses associated with the Company's securities lending program, and higher general and administrative expenses. Other expenses related to annuity and investment products increased $36 million, or 25%, to $179 million in 2000 from $143 million in 1999. This increase was primarily due to a $21 million increase in commission expense, arising from higher sales of variable annuities and a $12 million increase in expenses associated with the Company's securities lending program.

     Deferred acquisition costs are principally amortized in proportion to gross margins or gross profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred acquisition costs increased $34 million to $212 million in 2000 from $178 million in 1999 while total amortization of such costs increased $50 million to $170 million in 2000 from $120 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred acquisition costs increased $18 million, while total amortization of such costs increased $52 million. Amortization of deferred acquisition costs of $185 million and $150 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred acquisition costs of $190 million and $150 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Amortization of deferred acquisition costs allocated to other expenses related to insurance products increased $25 million to $143 million in 2000 from $118 in 1999 due to refinements in the calculation of estimated gross margin as well as the acceleration of the recognition of unearned fees in connection with the product replacement program discussed above. Amortization of annuity products deferred acquisition costs allocated to other expenses increased $15 million to $47 million in 2000 compared to $32 million in 1999. This change was related to refinements in the calculation of estimated gross margin.

INSTITUTIONAL BUSINESS

     The following table presents summary consolidated financial information for Institutional Business for the periods as indicated:

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                      ----------------------
                                                                       2000            1999
                                                                      ------          ------
                                                                       (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                              $1,593          $1,427
Universal life and investment-type product policy fees                   137             127
Net investment income                                                    928             914
Other revenues                                                           183             133
Net realized investment losses                                           (16)            (12)
                                                                      ------          ------
                                                                       2,825           2,589
                                                                      ------          ------
EXPENSES
Policyholder benefits and claims                                       1,973           1,708
Interest credited to policyholder account balances                       247             258
Policyholder dividends                                                    18              16
Other expenses                                                           386             375
                                                                      ------          ------
                                                                       2,624           2,357
                                                                      ------          ------

Income before provision for income taxes                                 201             232
Provision for income taxes                                                71              88
                                                                      ------          ------
Net income                                                            $  130          $  144
                                                                      ======          ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999 -- INSTITUTIONAL BUSINESS

     Premiums increased by $166 million, or 12%, to $1,593 million for the three months ended March 31, 2000 from $1,427 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums increased by $143 million, or 10%, to $1,570 million in 2000 from $1,427 million in 1999. Group insurance premiums increased by $97 million, or 7%, to $1,417 million in 2000 from $1,320 million in 1999. Group life premiums decreased by $22 million, or 2%, to $910 million in 2000 from $932 million in 1999, primarily due to a large retrospective premium received from an existing customer in 1999. Non-medical health premiums increased $119 million, or 31%, to $507 million in 2000 from $388 million in 1999. This increase was primarily due to strong sales and continued favorable policyholder retention in this segment's dental and disability businesses. In addition, premiums increased by $13 million in 2000 as a result of the acquisition of the individual disability income business of Lincoln National Life Insurance Company in November 1999. Retirement and savings premiums increased by $46 million, or 43%, to $153 million in 2000 from $107 million in 1999, primarily due to a significant premium received from an existing customer in 2000.

     Universal life and investment-type product policy fees increased by $10 million, or 8%, to $137 million for the three months ended March 31, 2000 from $127 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees were essentially unchanged at $126 million in 2000 compared with $127 million in 1999.

     Other revenues increased by $50 million, or 38%, to $183 million for the three months ended March 31, 2000 from $133 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $48 million, or 36%, to $181 million in 2000 from $133 million in 1999. Group insurance increased by $40 million, or 70%, to $97 million in 2000 from $57 million in 1999. This increase was primarily due to strong sales growth in this segment's dental and disability administrative services businesses and higher management fees from group life insurance separate accounts. Retirement and savings increased by $8 million, or 11%, to $84 million in 2000 from $76 million in 1999. This increase reflected higher administrative fees from separate accounts and defined contribution record-keeping services.

     Policyholder benefits and claims increased by $265 million, or 16%, to $1,973 million for the three months ended March 31, 2000 from $1,708 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased by $238 million, or 14%, to $1,946 million in 2000 from $1,708 million in 1999. Group life increased by $32 million, or 3%, to $964 million in 2000 from $932 million in 1999, primarily due to increased claim volume and higher average insurance coverage amounts per life. Non-medical health increased by $142 million, or 45%, to $456 million in 2000 from $314 million in 1999, due to significant growth in this segment's dental and disability insurance businesses as well as the acquisition of the Lincoln National's individual disability income business discussed above. Retirement and savings increased by $64 million, or 14%, to $526 million in 2000 from $462 million in 1999, commensurate with the premium variance discussed above.

     Interest credited to policyholder account balances decreased by $11 million, or 4%, to $247 million for the three months ended March 31, 2000 from $258 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances decreased by $16 million, or 6%, to $242 million in 2000 from $258 million in 1999. Group life insurance increased by $10 million, or 11%, to $104 million in 2000 from $94 million in 1999. This increase was primarily due to growth in the bank-owned life insurance business and increases in the cash values of executive and corporate-owned universal life plans. Retirement and savings decreased by $26 million, or 16%, to $138 million in 2000 from $164 million in 1999, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives.

     Policyholder dividends increased by $2 million, or 13%, to $18 million for the three months ended March 31, 2000 from $16 million for the comparable 1999 period. Policyholder dividends vary from period to period based on participating group insurance contract experience.

     Other expenses increased by $11 million, or 3%, to $386 million for the three months ended March 31, 2000 from $375 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, expenses remained essentially unchanged at $376 million in 2000 compared with $375 million in 1999.

REINSURANCE

     As a result of the acquisition of GenAmerica on January 6, 2000, MetLife beneficially owns approximately 58% of Reinsurance Group of America, Incorporated ("RGA"). RGA, through its subsidiaries RGA Reinsurance Company and RGA Life Reinsurance Company of Canada, is among the largest providers of life reinsurance in North America. In addition to its North American operations, RGA has subsidiary companies or branch offices in Argentina, Australia, Barbados, Bermuda, Hong Kong, Japan, Taiwan, South Africa, and the United Kingdom. Worldwide, RGA has over $450 billion of life reinsurance in force and assets of $5.4 billion.

     MetLife has designated the life reinsurance business of RGA, combined with an existing ancillary life reinsurance business, as its Reinsurance segment. The existing ancillary life reinsurance business was an immaterial component of MetLife's Individual segment for periods prior to January 1, 2000. Life reinsurance is an arrangement under which an insurance company, the "reinsurer," agrees to indemnify another insurance company, the "ceding company," for all or a portion of the insurance risks underwritten by the ceding company. Life reinsurance is designed to (i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single life or risk; (ii) stabilize operating results by leveling fluctuations in the ceding company's loss experience; (iii) assist the ceding company to meet applicable regulatory requirements; and (iv) enhance the ceding company's financial strength and surplus position.

     The following table presents summary consolidated financial information for Reinsurance for the three months ended March 31, 2000 (Dollars in millions):

REVENUES
Premiums                                                         $358
Net investment income                                              88
Other revenues                                                      2
Net realized investment losses                                     (1)
                                                                 ----
                                                                  447
                                                                 ----

EXPENSES
Policyholder benefits and claims                                  285
Interest credited to policyholder account balances                 23
Policyholder dividends                                              5
Other expenses                                                     85
                                                                 ----
                                                                  398
                                                                 ----

Income before provision for income taxes                           49
Provision for income taxes                                         19
Minority interest                                                   9
                                                                 ----
Net income                                                       $ 21
                                                                 ====


THREE MONTHS ENDED MARCH 31, 2000 - REINSURANCE

     Revenues for the three months ended March 31, 2000 were $447 million. Reinsurance revenues are primarily derived from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Expenses for the three months ended March 31, 2000 were $398 million. Policy benefits and claims were 79.6% of premiums for the three months ended March 31, 2000. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term. Underwriting, acquisition and insurance expenses, which are included in other expenses, were 15.4% of premiums for the three months ended March 31, 2000. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured. Interest credited to policyholder account balances related to amounts credited on the Company's deposit type contracts and cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in cash values and changes in interest crediting rates.

     Minority interest reflects third-party ownership interests in RGA.

AUTO & HOME

     The following table presents summary consolidated financial information for Auto & Home for the periods indicated:

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                      ----------------------
                                                                       2000            1999
                                                                      ------          ------
                                                                      (DOLLARS IN MILLIONS)

REVENUES
Premiums                                                              $  645          $  357
Net investment income                                                     36              22
Other revenues                                                            13               5
Net realized investment gains                                              5              --
                                                                      ------          ------
                                                                         699             384
                                                                      ------          ------
EXPENSES
Policyholder benefits and claims                                         479             274
Other expenses                                                           204             102
                                                                      ------          ------
                                                                         683             376
                                                                      ------          ------

Income before provision for income taxes                                  16               8
Provision for income taxes                                                 5               1
                                                                      ------          ------
Net income                                                            $   11          $    7
                                                                      ======          ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999 - AUTO & HOME

     Premiums increased by $288 million, or 81%, to $645 million for the three months ended March 31, 2000 from $357 million for the 1999 comparable period. Excluding the impact of the St. Paul acquisition, premiums increased by $29 million, or 8%. Auto premiums increased by $13 million, or 4%, to $312 million in 2000 from $299 million in 1999. This increase was primarily due to growth in the standard auto insurance book of business which was attributable to increased new business production and improved retention in this segment's existing business. Policyholder retention in the standard auto business increased by 1% to 88%. Homeowners increased by $11 million, or 20%, to $65 million in 2000 from $54 million in 1999 due to higher new business production and an increase in policyholder retention to 90% in 2000 from 89% in 1999. Other personal lines increased to $9 million in 2000 from $4 million in 1999.

     Other revenues increased by $8 million, or 160%, to $13 million for the three months ended March 31, 2000 from $5 million for the comparable 1999 period, primarily due to a revision of an estimate of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990.

     Expenses increased by $307 million, or 82%, to $683 million for the three months ended March 31, 2000 from $376 million for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, expenses increased by $48 million or 13%, which resulted in an increase in the combined ratio to 109.5% in 2000 from 105.2% in 1999. This increase was primarily due to higher overall loss costs in the auto and homeowners lines, as discussed below.

     Policyholder benefits and claims increased by $205 million, or 75%, to $479 million for the three months ended March 31, 2000 from $274 million for the comparable 1999 period. The auto loss ratio decreased to 76.0% in 2000 from 77.4% in 1999 while the homeowners loss ratio decreased to 73.0% from 74.2% in 1999. Excluding the impact of the St. Paul acquisition, policyholder benefits and claims increased by $36 million, or 13%. Auto policyholder benefits and claims increased by $27 million, or 12%, to $259 million in 2000 from $232 million in 1999, due to a 7% increase in the number of policies in force, as well as unfavorable claims development due to higher claim frequencies, which were primarily related to poorer road conditions in 2000 compared with 1999, as well as increased costs due to an increase in the use of original equipment manufacturer parts and higher labor rates. Correspondingly, the auto loss ratio increased to 82.8% in 2000 from 77.4% in 1999. Homeowners benefits and claims increased $8 million, or 20%, to $48 million in 2000 from $40 million in 1999 due to the increased volume of this book of business. The homeowners loss ratio increased by .7% to 74.9% in 2000 from 74.2% in 1999. Other personal lines benefits and claims increased by $1 million to $3 million in 2000 from $2 million in 1999.

     Other expenses increased by $102 million, or 100%, to $204 million for the three months ended March 31, 2000 from $102 million for the comparable 1999 period, which resulted in an increase in the expense ratio to 31.7% in 2000 from 28.5% in 1999. Excluding the impact of the St. Paul acquisition, operating expenses increased $12 million, or 12%, resulting in a slight increase in the expense ratio to 29.3% in 2000 from 28.5% in 1999. This increase was primarily due to higher staff and service expenses.

ASSET MANAGEMENT

     The following table presents summary consolidated financial information for Asset Management for the periods indicated:

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                      ----------------------
                                                                       2000            1999
                                                                      ------          ------
                                                                      (DOLLARS IN MILLIONS)

REVENUES
Net investment income                                                 $   21          $   18
Other revenues                                                           216             207
                                                                      ------          ------
                                                                         237             225
OTHER EXPENSES                                                           202             186
                                                                      ------          ------
Income before provision for income taxes
  and minority interest                                                   35              39
Provision for income taxes                                                11              10
Minority interest                                                         13              15
                                                                      ------          ------
Net income                                                            $   11          $   14
                                                                      ======          ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999 - ASSET MANAGEMENT

     Other revenues, which are primarily comprised of management and advisory fees, increased by $9 million, or 4%, to $216 million for the three months ended March 31, 2000 from $207 million for the comparable 1999 period, reflecting an overall increase in assets under management of $29 billion, or 15%, to $219 billion in 2000 from $190 billion in 1999. Excluding the impact of Conning, which was acquired as part of the GenAmerica acquisition, assets under management increased $3 billion, or 2%, to $193 billion in 2000 from $190 billion in 1999, primarily due to overall market appreciation of $5 billion, partially offset by net cash outflows from customers' accounts of $2 billion. Despite the increase in assets under management, other revenues decreased by $10 million, or 5%, to $197 million in 2000 from $207 million in 1999, primarily due to a change in asset mix from value style products to fixed income and other retail equity products. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses increased by $16 million, or 9%, to $202 million for the three months ended March 31, 2000 from $186 million for the comparable 1999 period. Excluding the impact of Conning, other expenses decreased by $2 million, or 1%, to $184 million in 2000 from $186 million in 1999. Total compensation and benefits of $106 million consisted of approximately 59% base compensation and 41% variable compensation. Base compensation increased by $7 million, or 13%, to $63 million in 2000 from $56 million in 1999, primarily due to annual salary increases and higher staffing levels. Variable compensation decreased by $7 million, or 14%, to $43 million in 2000 from $50 million in 1999. Variable incentive payments are based on profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. In addition, general and administrative expenses decreased by $2 million, or 3%, to $78 in 2000 from $80 million in 1999, primarily due to lower discretionary spending.

     Minority interest, reflecting third-party ownership interests in Nvest and Conning, decreased by $2 million, or 13%, to $13 million for the three months ended March 31, 2000 from $15 million for the comparable 1999 period.

INTERNATIONAL

     The following table presents summary consolidated financial information for International for the periods indicated:

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        --------------------
                                                            2000     1999
                                                            ----     ----
                                                        (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $146     $114
Universal life and investment-type product policy fees        13        8
Net investment income                                         65       48
Other revenues                                                 3        2
Net realized investment gains                                  1        4
                                                            ----     ----
                                                             228      176
                                                            ----     ----
EXPENSES
Policyholder benefits and claims                             125      102
Interest credited to policyholder account balances            15       15
Policyholder dividends                                         7        5
Other expenses                                                65       53
                                                            ----     ----
                                                             212      175
                                                            ----     ----
Income before provision for income taxes                      16        1
Provision for income taxes                                     6       (4)
                                                            ----     ----
Net income                                                  $ 10     $  5
                                                            ====     ====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999 - INTERNATIONAL

     Premiums increased by $32 million, or 28%, to $146 million for the three months ended March 31, 2000 from $114 million for the three months ended March 31, 1999. Mexico's premiums increased by $7 million primarily due to one large group customer obtained in 2000. Taiwan's premiums increased by $8 million primarily due to a large group customer obtained in the third quarter of 1999. Korea's premiums increased by $7 million due to improved policyholder retention, which increased 8% to 81% in 2000 from 73% in 1999, and a shift in customers' preferences towards whole life policies from investment-type products. Spain's premiums increased by $8 million primarily due to increased sales from its joint venture partnership, specifically in the agency and direct auto business. Brazil's premiums increased by $2 million, primarily due to expanded business operations.

     Universal life and investment type-product policy fees increased by $5 million, or 63%, to $13 million for the three months ended March 31, 2000 from $8 million for the comparable 1999 period, due to growth in all countries with the most significant increases in Spain and Argentina. Spain increased by $2 million due to increased sales of its unit-linked product that was introduced in the second quarter of 1999. This unit-linked product is similar to a variable universal life product in the United States and its strong sales are attributable to its favorable tax advantages and the current strong economic environment in Spain. Argentina increased by $1 million, primarily due to expanded business operations.

     Other revenues were essentially unchanged at $3 million for the three months ended March 31, 2000 compared with $2 million for the comparable 1999 period.

     Policyholder benefits and claims increased by $23 million, or 23%, to $125 million for the three months ended March 31, 2000 from $102 million for the comparable 1999 period. Taiwan and Korea increased by $11 million and $4 million, respectively, primarily due to the overall premium growth discussed above. Spain increased by $3 million primarily due to increases in auto premiums, partially offset by an improved loss ratio, which improved 25% to 75% in 2000 from 100% in 1999. The remainder of the increase was primarily due to minor increases in several countries.

     Interest credited to policyholder account balances was stable at $15 million for the three months ended March 31, 2000 and 1999.

     Policyholder dividends were essentially unchanged at $7 million for the three months ended March 31, 2000 compared with $5 million for the comparable 1999 period. These dividends vary from period to period based on the claims experience of participating insurance contracts.

     Other expenses increased by $12 million, or 23%, to $65 million for the three months ended March 31, 2000 from $53 million for the comparable 1999 period. This increase was primarily due to higher business development costs.

CORPORATE

     Total revenues for the Corporate segment, which consisted of net investment income and realized investment losses that were not allocated to other business segments, increased by $3 million, or 3%, to $95 million for the three months ended March 31, 2000 from $92 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, total revenues decreased by $11 million, or 12%. This decrease was primarily due to a $32 million increase in realized investment losses, partially offset by a $20 million increase in net investment income. These variances reflect the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets. Total Corporate expenses increased by $19 million, or 13%, to $168 million in 2000 from $149 million in 1999. Excluding the impact of the GenAmerica acquisition, total expenses were essentially unchanged at $147 million in 2000 compared with $149 million in 1999. The Company incurred a net loss of $120 million for the three months ended March 31, 2000, compared with a net loss of $77 million for the comparable 1999 period, which was primarily attributable to a $33 million after-tax increase in demutualization expenses.


LIQUIDITY AND CAPITAL RESOURCES


METLIFE, INC.

     Following the plan effective date, Metropolitan Life became a wholly-owned subsidiary and the principal asset of MetLife, Inc. The primary uses of liquidity of MetLife, Inc. will include the payment of common stock dividends, interest payments on debentures issued to MetLife Capital Trust I and other debt servicing, contributions to subsidiaries and payment of general operating expenses. The primary source of the Company's liquidity will be dividends it may receive from Metropolitan Life and the interest received from Metropolitan Life under the capital note described below. In addition, the Company retained $340 million from the proceeds of the offerings and the private placements at MetLife, Inc., which will be available to pay dividends to stockholders, make contributions to subsidiaries, make payments on the debentures issued to MetLife Capital Trust I and meet other obligations. MetLife's ability, on a continuing basis, to meet its cash needs depends primarily on the receipt of dividends and the interest on the capital note from Metropolitan Life.

     Under the New York Insurance Law, Metropolitan Life will be permitted to pay a stockholder dividend to MetLife, Inc. only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance and the New York Superintendent does not disapprove the distribution. Under the New York

Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its stockholders. The New York Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life may seek to pay. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends.

     The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. Furthermore, although the impact cannot be determined at this time, the recent adoption of the Codification of Statutory Accounting Principles by the NAIC may reduce statutory surplus, thereby making the dividend limitation more restrictive.

     In connection with the contribution of the net proceeds from the initial public offering, the private placements and the offering of equity security units to Metropolitan Life as described in Note 3 of Notes to Unaudited Interim Condensed Consolidated Financial Statements, Metropolitan Life issued to MetLife a $1,006 8.00% mandatorily convertible capital note due 2005.

     The Superintendent approved the issuance of the capital note on April 4, 2000. If the payment of interest is prevented by application of the payment restrictions described above, the interest on the capital note will not be available as a source of liquidity for MetLife.

     Based on the historic cash flows and the current financial results of Metropolitan Life, subject to any dividend limitations which may be imposed upon Metropolitan Life or its subsidiaries by regulatory authorities, management believes that cash flows from operating activities, together with the $340 million of proceeds from the offerings and the private placements retained by MetLife. and the interest received on the capital note from Metropolitan Life, will be sufficient to enable MetLife to make dividend payments on its common stock, to pay all operating expenses, make payments on the debentures issued to MetLife Capital Trust I and meet its other obligations.

METROPOLITAN LIFE INSURANCE COMPANY

     LIQUIDITY SOURCES. Metropolitan Life's principal cash inflows from its insurance activities come from life insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contract holder and policyholder withdrawal. Metropolitan Life seeks to include provisions limiting withdrawal rights from general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit fund liabilities) sold to employee benefit plan sponsors.

     Metropolitan Life's principal cash inflows from its investment activities result from repayments of principal and proceeds from maturities and sales of invested assets, investment income, as well as dividends and distributions from subsidiaries. The primary liquidity concerns with respect to these cash inflows are the risks of default by debtors, interest rate and other market volatilities and potential illiquidity of subsidiaries. Metropolitan Life closely monitors and manages these risks.

     Additional sources of liquidity to meet unexpected cash outflows are available from Metropolitan Life's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. treasury securities, short-term investments, common stocks and marketable fixed maturity securities. Metropolitan Life's available portfolio of liquid assets was approximately $97 billion and $88 billion at March 31, 2000 and December 31, 1999, respectively.

     Sources of liquidity also include facilities for short- and long-term borrowing as needed, primarily arranged through MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "--Financing".

     LIQUIDITY USES. Metropolitan Life's principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses, income taxes, contributions to subsidiaries, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the above-named products, as well as payments for policy surrenders, withdrawals and loans.

     The Company's management believes that its sources of liquidity are more than adequate to meet its current cash requirements.

     LITIGATION. Various litigation claims and assessments against the Company have arisen in the course of the Company's business, including in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     In some of these matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, it is the opinion of the Company's management that their outcomes, after consideration of available insurance and reinsurance and the provisions made in the Company's consolidated financial statements, are not likely to have a material adverse effect on its consolidated financial condition. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 6 in Notes to Unaudited Interim Condensed Consolidated Financial Statements.

     RISK-BASED CAPITAL. Section 1322 of the New York Insurance Law requires that New York life insurers report their risk-based capital ("RBC") based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At March 31, 2000, Metropolitan Life's total adjusted capital was in excess of each of those RBC levels.

     Each of the U.S. insurance subsidiaries of Metropolitan Life is subject to these same RBC requirements. At March 31, 2000, the total adjusted capital of each of these insurance subsidiaries was in excess of each of these RBC levels.

     The NAIC has recently adopted the Codification of Statutory Accounting Principles for life insurers, which is to become effective on January 1, 2001. Prior to implementation by Metropolitan Life, the Codification requires adoption by the New York Insurance Department. Based on a study commissioned by the NAIC, the overall impact to life insurers resulting from adoption of the Codification is not expected to be materially adverse; however, a detailed analysis will be necessary to determine the actual impact of the Codification on the statutory results of operations and statutory financial position of Metropolitan Life and its U.S. insurance subsidiaries.

     FINANCING. MetLife Funding, Inc. serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At March 31, 2000 and December 31, 1999, MetLife Funding had a tangible net worth of $10.6 million and $10.5 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to Metropolitan Life and its other subsidiaries. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MetLife. At March 31, 2000 and December 31, 1999, MetLife Funding had total outstanding liabilities of $3.5 billion and $4.2 billion, respectively, consisting primarily of commercial paper.

     In connection with the Company's acquisition of the stock of GenAmerica, the Company incurred $900 million of short-term debt, consisting primarily of commercial paper. In April 2000, the entire debt was repaid with proceeds from the offerings and the private placements. The Company also incurred approximately $3.2 billion of short-term debt, consisting primarily of commercial paper, in connection with its October 1, 1999 exchange offer to holders of General American Life funding agreements. Through March 31, 2000, $2.0 billion of this debt was repaid. The remaining $1.2 billion was included in the outstanding liabilities of MetLife Funding at March 31, 2000, $690 million of which was repaid during April 2000.

     MetLife Funding and Metropolitan Life also maintained $7 billion ($5 billion of which served as back-up for the commercial paper incurred in connection with the exchange offer to holders of General American Life funding agreements and $2 billion in committed credit facilities) at March 31, 2000 and December 31, 1999, respectively, which served as back-up for its commercial paper program and for general corporate purposes. These credit facilities were not utilized for the three months ended March 31, 2000 or for the year ended December 31, 1999.

     SUPPORT AGREEMENTS. In addition to its support agreement with MetLife Funding, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO"), whereby it is obligated to maintain NELICO's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of NELICO at March 31, 2000 and 1999, respectively, was significantly in excess of the amount that would trigger such an event. Furthermore, Metropolitan Life has never been called upon to provide support to NELICO.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American Life"), whereby Metropolitan Life is obligated to maintain General American Life's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American Life at a level not less than 180% of the NAIC Risk Based Capitalization Model. The capital and surplus of General American Life at March 31, 2000 was in excess of the required amount.

     Metropolitan Life has also entered into arrangements with some of its other subsidiaries and affiliates to assist such subsidiaries and affiliates in meeting various jurisdictions' regulatory requirements regarding capital and surplus. In addition, Metropolitan Life has entered into a support arrangement with respect to reinsurance obligations of its wholly-owned subsidiary, Metropolitan Insurance and Annuity Company. Management does not anticipate that these arrangements will place any significant demands upon MetLife's liquidity resources.

     CONSOLIDATED CASH FLOWS. Net cash provided by operating activities was $1,616 million and $454 million for the three months ended March 31, 2000 and 1999, respectively. The increase in cash provided by the Company's operations in 2000 compared with 1999 was primarily due to strong sales and continued favorable policyholder retention in the Institutional segment's dental and disability businesses as well as timing in the settlement of other receivables and payables. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

     Net cash used in investing activities was $602 million and $536 million for the three months ended March 31, 2000 and 1999, respectively. Purchases of investments exceeded sales, maturities and repayments by $3,837 million and $1,259 million in 2000 and 1999, respectively. These increases were primarily attributable to the investment of collateral received in connection with our securities lending program. In addition, cash flows from investing activities also increased by $2,305 million and $404 million in 2000 and 1999, respectively, as a result of activity from the Company's securities lending program.

     Net cash used in financing activities was $1,566 million and $1,065 million for the three months ended March 31, 2000 and 1999, respectively. Withdrawals from policyholders' account balances exceeded deposits by $1,005 million and $1,445 million in 2000 and 1999, respectively. Short-term financing decreased by $620 million in 2000 compared with a $466 million increase in 1999, while net additions in long-term debt were $59 million in 2000 compared with net reductions of $86 million in 1999.

     The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents of $552 million and $1,147 million for the three months ended March 31, 2000 and 1999, respectively.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 1999 through March 31, 2000 aggregated $5 million. The Company maintained a liability of $58 million at March 31, 2000 for future assessments in respect of currently impaired, insolvent or failed insurers.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on consolidated results of operations, except insofar as inflation may affect interest rates.

INVESTMENTS

     The Company had total cash and invested assets at March 31, 2000 of $153.2 billion. In addition, the Company had $76.1 billion held in its separate accounts, for which the Company generally does not bear investment risk.

     The Company's primary investment objective is to maximize after-tax operating income consistent with acceptable risk parameters. The Company is exposed to three primary sources of investment risk:

         - credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

         - interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates; and

         -       market valuation risk for equity holdings.

     The Company manages credit risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk and valuation risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and valuation risk through geographic, property type, and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies, product design, such as the use of market value adjustment features and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments.

     The following table summarizes the Company's cash and invested assets at March 31, 2000 and December 31, 1999:

                                INVESTED ASSETS
                                                               AT MARCH 31,                AT DECEMBER 31,
                                                                   2000                         1999
                                                            -------------------         --------------------
                                                            CARRYING       % OF         CARRYING        % OF
                                                              VALUE        TOTAL          VALUE         TOTAL
                                                            --------       -----        --------        -----
                                                                           (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value          $108,566       70.8%        $ 96,981        69.9%
Equity securities, at fair value                               2,137        1.4            2,006         1.5
Mortgage loans on real estate                                 21,185       13.8           19,739        14.2
Equity real estate and real estate joint ventures              5,747        3.8            5,649         4.1
Policy loans                                                   7,914        5.2            5,598         4.0
Other limited partnership interests                            1,452        0.9            1,331         1.0
Short-term investments                                         1,578        1.0            3,055         2.2
Other invested assets                                          2,397        1.6            1,501         1.1
Cash and cash equivalents                                      2,237        1.5            2,789         2.0
                                                            --------      -----         --------       -----
  Total cash and invested assets                            $153,213      100.0%        $138,649       100.0%
                                                            ========      =====         ========       =====

INVESTMENT RESULTS

     The annualized yields on general account cash and invested assets, excluding net realized investment gains and losses, were 7.2% and 6.9% for the three months ended March 31, 2000 and 1999, respectively.

     The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months ended March 31, 2000 and 1999:

                                                   AT OR FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------
                                                         2000                      1999
                                                 -------------------       ---------------------
                                                YIELD(1)      AMOUNT      YIELD(1)       AMOUNT
                                                -------      -------      --------       ------
                                                (DOLLARS IN MILLIONS)     (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income                                  7.6%      $  2,039      7.1%         $ 1,722
Net realized losses                                              (169)                     (105)
                                                             --------                   -------
  Total                                                      $  1,870                   $ 1,617
Ending assets                                                $108,566                   $99,946
                                                             --------                   -------

MORTGAGE LOANS:(3)
Investment income                                  7.9%      $    419      8.1%         $   347
Net realized gains                                                  2                        10
                                                             --------                   -------
  Total                                                      $    421                   $   357
                                                             --------                   -------
Ending assets                                                $ 21,185                   $17,305
                                                             --------                   -------

                                                   AT OR FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------
                                                       2000                       1999
                                                 -----------------       ---------------------
                                                 YIELD(1)    AMOUNT      YIELD(1)       AMOUNT
                                                 --------    ------      --------       ------
                                                (DOLLARS IN MILLIONS)    (DOLLARS IN MILLIONS)
EQUITY REAL ESTATE AND REAL ESTATE JOINT
  VENTURES:(4)
Investment income, net of expenses                10.8%      $  155        7.1%         $  111
Net realized gains                                               13                         62
                                                             ------                     ------
  Total                                                      $  168                     $  173
                                                             ------                     ------
Ending assets                                                $5,747                     $6,182
                                                             ------                     ------
POLICY LOANS:
Investment income                                  6.3%      $  125        6.0%         $   82
                                                             ------                     ------
Ending assets                                                $7,914                     $5,463
                                                             ------                     ------
CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS:
Investment income                                  4.8%      $   62        3.7%         $   36
Net realized losses                                              (2)                        --
                                                             ------                     ------
  Total                                                      $   60                     $   36
                                                             ------                     ------
Ending assets                                                $3,815                     $3,133
                                                             ------                     ------
EQUITY SECURITIES:
Investment income                                  2.8%      $   14        1.9%         $   11
Net realized gains (losses)                                      68                        (29)
                                                             ------                     ------
  Total                                                      $   82                     $  (18)
                                                             ------                     ------
Ending assets                                                $2,137                     $2,275
                                                             ------                     ------
OTHER LIMITED PARTNERSHIP INTERESTS:
Investment income                                  4.2%      $   15        17.3%        $   44
Net realized gains                                                4                          5
                                                             ------                     ------
  Total                                                      $   19                     $   49
                                                             ------                     ------
Ending assets                                                $1,452                     $1,060
                                                             ------                     ------
OTHER INVESTED ASSETS:
Investment income                                  4.1%      $   24        4.0%         $   16
Net realized losses                                             (47)                       (51)
                                                             ------                     ------
  Total                                                      $  (23)                    $  (35)
                                                             ------                     ------
Ending assets                                                $2,397                     $1,634
                                                             ------                     ------
TOTAL INVESTMENTS:
Investment income before expenses and fees         7.4%      $2,853        7.1%         $2,369
Investment expenses and fees                      (0.2%)        (69)      (0.2%)           (59)
                                                  -----      ------       -----         ------
Net investment income                              7.2%      $2,784        6.9%         $2,310
Net realized losses                                            (131)                      (108)
Adjustments to realized losses (5)                               19                         34
                                                             ------                     ------
  Total                                                      $2,672                     $2,236
                                                             ======                     ======

(1) Yields are based on average asset carrying values for the three months ended March 31, 2000 and 1999, excluding unrealized gains and losses, and for yield calculation purposes, average assets exclude fixed maturities associated with the Company's securities lending program. For assets acquired through the GenAmerica acquisition, yields are based on March 31, 2000 asset carrying values, excluding unrealized gains and losses. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity linked notes of $760 million and $1,073 million at March 31, 2000 and 1999, respectively, which include an equity component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3)      Investment income from mortgage loans includes prepayment fees.

(4) Equity real estate and real estate joint venture income is shown net of depreciation of $55 million and $67 million in 2000 and 1999, respectively.

(5) Adjustments to realized losses include amortization of deferred acquisition costs and charges to participating contracts.

FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 70.8% and 69.9% of total cash and invested assets at March 31, 2000 and December 31, 1999, respectively.

     Based on estimated fair value, public fixed maturities and private fixed maturities comprised 84.0% and 16.0% of total fixed maturities at March 31, 2000, respectively, and 82.6% and 17.4% at December 31, 1999, respectively. The Company invests in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations". The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated "Baa3" or higher by Moody's, or rated "BBB-" or higher by S&P) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

     The following tables present the Company's public, private and total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at March 31, 2000 and December 31, 1999, as well as the percentage, based on estimated fair value, that each designation comprises:

                                         PUBLIC FIXED MATURITIES BY CREDIT QUALITY

                                                  AT MARCH 31, 2000                            AT DECEMBER 31, 1999
                                        ----------------------------------------       --------------------------------------
                                                          ESTIMATED                                   ESTIMATED
 NAIC        RATING AGENCY              AMORTIZED           FAIR           % OF        AMORTIZED         FAIR           % OF
RATING  EQUIVALENT DESIGNATION            COST              VALUE          TOTAL          COST           VALUE          TOTAL
------  ----------------------          ---------         ---------        -----       ---------      ---------         -----
                                                                           (Dollars in millions)
  1     Aaa/Aa/A                        $61,803           $61,481          67.4%       $55,258         $54,511          68.1%
  2     Baa                              23,087            22,308          24.5         19,908          19,106          23.8
  3     Ba                                4,934             4,743           5.2          4,355           4,232           5.3
  4     B                                 2,711             2,593           2.8          2,184           2,153           2.7
  5     Caa and lower                        74                63           0.1             64              54           0.1
  6     In or near default                   18                13           0.0             23              23           0.0
                                        -------            ------         -----        -------         -------          -----
        Total public fixed
             maturities                 $92,627            $91,201        100.0%       $81,792         $80,079         100.0%
                                        =======            =======        =====        =======         =======         =====





                                         PRIVATE FIXED MATURITIES BY CREDIT QUALITY

                                                  AT MARCH 31, 2000                            AT DECEMBER 31, 1999
                                        ----------------------------------------       --------------------------------------
                                                          ESTIMATED                                   ESTIMATED
 NAIC        RATING AGENCY              AMORTIZED           FAIR           % OF        AMORTIZED         FAIR           % OF
RATING  EQUIVALENT DESIGNATION            COST              VALUE          TOTAL          COST           VALUE          TOTAL
------  ----------------------          ---------         ---------       ------       ---------      ---------         -----
                                                                           (Dollars in millions)
  1     Aaa/Aa/A                        $ 7,588           $ 7,767          44.7%       $ 7,597         $ 7,696          45.5%
  2     Baa                               6,928             6,811          39.2          6,975           6,845          40.5
  3     Ba                                1,825             1,748          10.1          1,453           1,404           8.3
  4     B                                   912               883           5.1            833             816           4.8
  5     Caa and lower                       117               103           0.6            104              87           0.5
  6     In or near default                   21                19           0.1             45              44           0.3
                                         ------            ------         -----        -------         -------         -----
        Subtotal                         17,391            17,331          99.8         17,007          16,892          99.9
        Redeemable preferred stock           34                34           0.2             10              10           0.1
                                         ------            ------         -----        -------         -------         -----
        Total private fixed maturities  $17,425           $17,365         100.0%       $17,017         $16,902         100.0%
                                        =======           =======         =====        =======         =======         =====

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY


                                                           AT MARCH 31, 2000                 AT DECEMBER 31, 1999
                                                 ------------------------------------   -----------------------------
                                                                 ESTIMATED                          ESTIMATED
  NAIC           RATING AGENCY                    AMORTIZED        FAIR       % OF       AMORTIZED    FAIR      % OF
 RATING      EQUIVALENT DESIGNATION                 COST           VALUE      TOTAL         COST      VALUE     TOTAL
-------      ----------------------               ---------      ---------  ---------    ---------- ---------- -------
                                                                            (DOLLARS IN MILLIONS)
   1         Aaa/Aa/A                             $ 69,391       $ 69,248     63.8%      $62,855    $62,207      64.2%
   2         Baa                                    30,015         29,119     26.8        26,883     25,951      26.8
   3         Ba                                      6,759          6,491      6.0         5,808      5,636       5.8
   4         B                                       3,623          3,476      3.2         3,017      2,969       3.1
   5         Caa and lower                             191            166      0.2           168        141       0.1
   6         In or near default                         39             32      0.0            68         67       0.0
                                                 ---------      ---------  ---------    ---------- ---------- --------
             Subtotal                              110,018        108,532    100.0        98,799     96,971     100.0
             Redeemable preferred stock                 34             34      0.0            10         10       0.0
                                                 ---------      ---------  ---------    ---------- ---------- --------
             Total fixed maturities               $110,052       $108,566    100.0%      $98,809    $96,981     100.0%
                                                 =========      =========  =========    ========== ========== ========

     Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 90.6% and 91.0% of total fixed maturities in the general account at March 31, 2000 and December 31, 1999, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at March 31, 2000 and December 31, 1999:


                 FIXED MATURITIES BY CONTRACTUAL MATURITY DATES


                                                AT MARCH 31, 2000           AT DECEMBER 31, 1999
                                           ---------------------------  ----------------------------
                                                             ESTIMATED                     ESTIMATED
                                           AMORTIZED           FAIR      AMORTIZED           FAIR
                                             COST              VALUE        COST             VALUE
                                           ---------      ------------   ----------       ----------
                                                            (DOLLARS IN MILLIONS)
Due in one year or less                    $   3,378      $   3,374      $  3,180          $ 3,217
Due after one year through five years         20,350         20,155        18,152           18,061
Due after five years through ten years        25,058         24,423        23,755           23,114
Due after ten years                           29,423         29,426        26,316           25,918
                                            ---------      ------------   ----------       ----------
   Subtotal                                   78,209         77,378        71,403           70,310
Mortgage-backed and other asset-backed
   securities                                 31,809         31,154        27,396           26,661
                                            ---------      ------------   ----------       ----------
   Subtotal                                  110,018        108,532        98,799           96,971
Redeemable preferred stock                        34             34            10               10
                                            ---------      ------------   ----------       ----------
Total fixed maturities                      $110,052       $108,566       $98,809          $96,981
                                            =========      ============   ==========       ==========

     PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES. The Company monitors fixed maturities to identify investments that management considers to be problems or potential problems. The Company also monitors investments that have been restructured.

     The Company defines problem securities in the fixed maturities category as securities as to which principal or interest payments are in default or are to be restructured pursuant to commenced negotiations, or as securities issued by a debtor that has subsequently entered bankruptcy.

     The Company defines potential problem securities in the fixed maturity category as securities of an issuer deemed to be experiencing significant operating problems or difficult industry conditions. The Company uses various criteria, including the following, to identify potential problem securities:

         - debt service coverage or cash flow falling below certain thresholds which vary according to the issuer's industry and other relevant factors;

         -       significant declines in revenues or margins;

         -       violation of financial covenants;

         - public securities trading at a substantial discount as a result of specific credit concerns; and

         -       other subjective factors.

     The Company defines restructured securities in the fixed maturities category as securities to which the Company has granted a concession that it would not have otherwise considered but for the financial difficulties of the obligor. The Company enters into a restructuring when it believes it will realize a greater economic value under the new terms than through liquidation or disposition. The terms of the restructuring may involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date, an exchange of debt for equity or a partial forgiveness of principal or interest.

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at March 31, 2000 and December 31, 1999:

          PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES

                     At March 31, 2000    At December 31, 1999
                    -------------------   --------------------
                     Estimated     % of    Estimated     % of
                    Fair Value    Total   Fair Value    Total
                    ----------    -----   ----------    -----
                                (Dollars in millions)
Performing           $107,542      99.0%    $96,464      99.5%
Problem                    83       0.1          20       0.0
Potential Problem         928       0.9         482       0.5
Restructured               13       0.0          15       0.0
                     --------     -----     -------     -----
   Total             $108,566     100.0%    $96,981     100.0%
                     ========     =====     =======     =====

     The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to management's expectations of ultimate realizable value fixed maturities that the Company deems to be other than temporarily impaired. The Company records write-downs as realized losses and includes them in earnings and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $71 million and $33 million for the three months ended March 31, 2000 and 1999, respectively. Cumulative write-downs on fixed maturities owned were $71 million and $76 million at March 31, 2000 and December 31, 1999, respectively.

     FIXED MATURITIES BY SECTOR. The Company diversifies its fixed maturities by security sector. The following tables set forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at March 31, 2000 and December 31, 1999, and show by security type the relative amounts of publicly traded and privately placed securities:

                                  FIXED MATURITIES BY SECTOR
                                                         AT MARCH 31, 2000
                                  ---------------------------------------------------------------
                                   Publicly Traded       Privately Placed            Total
                                  ------------------    ------------------    -------------------
                                  Estimated     % of    Estimated     % of    Estimated      % of
                                  Fair Value   Total    Fair Value   Total    Fair Value    Total
                                  ----------   -----    ----------   -----    ----------    -----
                                                       (Dollars in millions)
U.S. treasuries/agencies           $ 6,658       7.3%    $     1       0.0%    $  6,659       6.1%
Corporate securities                45,310      49.6      15,719      90.6       61,029      56.3
Foreign government securities        4,698       5.2         110       0.6        4,808       4.4
Mortgage-backed securities          23,269      25.5         282       1.6       23,551      21.7
Asset-backed securities              6,802       7.5         801       4.6        7,603       7.0
Other fixed income assets            4,465       4.9         451       2.6        4,916       4.5
                                   -------     -----     -------     -----     --------     -----
   Total                           $91,202     100.0%    $17,364     100.0%    $108,566     100.0%
                                   =======     =====     =======     =====     ========     =====

                                  FIXED MATURITIES BY SECTOR
                                                         AT DECEMBER 31, 1999
                                  --------------------------------------------------------------
                                   Publicly Traded       Privately Placed            Total
                                  ------------------    ------------------    ------------------
                                  Estimated     % of    Estimated     % of    Estimated     % of
                                  Fair Value   Total    Fair Value   Total    Fair Value   Total
                                  ----------   -----    ----------   -----    ----------   -----
                                                       (Dollars in millions)
U.S. treasuries/agencies           $ 6,298       7.9%    $     1       0.0%    $ 6,299       6.5%
Corporate securities                40,207      50.2      15,336      90.7      55,543      57.3
Foreign government securities        4,095       5.1         111       0.7       4,206       4.3
Mortgage-backed securities          20,032      25.0         247       1.5      20,279      20.9
Asset-backed securities              5,715       7.1         667       3.9       6,382       6.6
Other fixed income assets            3,732       4.7         540       3.2       4,272       4.4
                                   -------     -----     -------     -----     -------     -----
   Total                           $80,079     100.0%    $16,902     100.0%    $96,981     100.0%
                                   =======     =====     =======     =====     =======     =====

     CORPORATE FIXED MATURITIES. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:




                      AT MARCH 31, 2000      AT DECEMBER 31, 1999
                    ---------------------    --------------------
                    ESTIMATED      % OF      ESTIMATED    % OF
                    FAIR VALUE     TOTAL     FAIR VALUE   TOTAL
                    ----------    -------    ----------  --------
                                (DOLLARS IN MILLIONS)
Industrial           $28,658        47.1%     $26,480     47.6%
Utility                7,102        11.6        6,487     11.7
Finance               13,761        22.5       11,631     21.0
Yankee/Foreign(1)     10,815        17.7       10,423     18.8
Other                    693         1.1          522      0.9
                    ----------    -------    ----------  --------
  Total              $61,029       100.0%     $55,543     100.0%
                    ==========    =======    ==========  ========



(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no significant exposure to any single issuer. At March 31, 2000, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $3,202 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at March 31, 2000 was $398 million, which was less than 1% of its total invested assets at such date.

     At March 31, 2000, investments of $4,212 million, or 38.9% of the Yankee/Foreign sector, represented exposure to traditional "Yankee" bonds, which are dollar-denominated debt obligations of foreign obligors. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     MORTGAGE-BACKED SECURITIES. The following table shows the types of mortgage-backed securities the Company held at March 31, 2000 and December 31, 1999:

                           MORTGAGE-BACKED SECURITIES

                                    AT MARCH 31, 2000       AT DECEMBER 31, 1999
                                   ---------------------    --------------------
                                   ESTIMATED      % OF      ESTIMATED    % OF
                                   FAIR VALUE     TOTAL     FAIR VALUE   TOTAL
                                   -----------    ------    ----------  ------
Pass-through securities                $ 9,961     42.3%     $ 8,478     41.8%
                                       -------    ------     -------    -----
Collateralized mortgage obligations
  Planned amortization class             4,141     17.6        3,974     19.6
  Sequential pay class                   4,310     18.3        3,359     16.5
  Other                                    529      2.2          361      1.8
                                       -------    ------     -------    -----
  Subtotal                               8,980     38.1        7,694     37.9
Commercial mortgage-backed securities    4,610     19.6        4,107     20.3
                                       -------    ------     -------    -----
    Total                              $23,551    100.0%     $20,279    100.0%
                                       =======    ======     ========   =====


     At March 31, 2000, pass-through and collateralized mortgage obligations totaled $18,941 million, or 80.4% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At March 31, 2000, approximately $2,890 million, or 62.7% of the commercial mortgage-backed securities and $17,344 million, or 91.6% of the pass-through securities and collateralized mortgage obligations were rated Aaa/AAA by Moody's or S&P.

     Mortgage-backed securities are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit risk and cash flow risk. The majority of the mortgage-backed securities in the Company's investment portfolio have relatively low cash flow variability.

     The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

     Mortgage-backed pass-through certificates are the most liquid assets in the mortgage-backed sector. Pass-through securities represented 42.3% and 41.8% of the Company's mortgage-backed securities at March 31, 2000 and December 31, 1999, respectively. Pass-through securities distribute, on a pro rata basis to their holders, the monthly cash flows of principal and interest, both scheduled and prepayments, generated by the underlying mortgages.

     The Company also invested 38.1% and 37.9% of its mortgage-backed securities at March 31, 2000 and December 31, 1999, respectively, in collateralized mortgage obligations ("CMOs") which have a greater degree of cash flow stability than pass-throughs.

     Planned Amortization Class bonds ("PAC") represented 17.6% and 19.6% of the Company's mortgage-backed securities at March 31, 2000 and December 31, 1999, respectively. These bonds or tranches are structured to provide more certain cash flows to the investor and therefore are subject to less prepayment and extension risk than other mortgage-backed securities. PAC tranches derive their stability from having a specified principal payment schedule, provided prepayments of the underlying securities remain within their expected range. The other tranches of a CMO absorb prepayment variations so that PACs maintain a better defined maturity profile than other mortgage-backed securities. By buying PACs, the Company accepts a lower yield in return for more certain cash flow. The principal risk of holding PACs is that prepayments may differ significantly from expectations and the Company will not receive the expected yield on the PAC. In contrast, Sequential Pay Class tranches receive principal payments in a prescribed sequence without a pre-determined prepayment schedule. In addition to the Company's PACs and Sequential Pay Class tranches, the Company had approximately $85 million invested in interest-only or principal-only securities at March 31, 2000.

     ASSET-BACKED SECURITIES. The following table below shows the types of asset-backed securities the Company held at March 31, 2000 and December 31, 1999:




                          AT MARCH 31, 2000       AT DECEMBER 31, 1999
                         ---------------------    --------------------
                         ESTIMATED      % OF      ESTIMATED    % OF
                         FAIR VALUE     TOTAL     FAIR VALUE   TOTAL
                         ----------    -------    ----------  --------
                                (DOLLARS IN MILLIONS)
Credit card receivables  $1,734         22.8%     $1,960      30.7%
Automobile receivables    1,043         13.7       1,070      16.8
Home equity loans         1,867         24.6       1,541      24.1
Other                     2,959         38.9       1,811      28.4
                         ------        -------    ------      ------
  Total                  $7,603        100.0%     $6,382      100.0%
                         ======        =======    ======      ======


     Asset-backed securities are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Credit card receivables constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. At March 31, 2000, approximately $3,518 million, or 46.3%, of the total was rated Aaa/AAA by Moody's or S&P.

     The principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include the general level of interest rates and the liquidity for these securities in the market place.

MORTGAGE LOANS

     The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.8% and 14.2% of the Company's total cash and invested assets at March 31, 2000 and December 31, 1999, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by such types at March 31, 2000 and December 31, 1999:


                               MORTGAGE LOANS BY PORTFOLIO

                    AT MARCH 31, 2000        AT DECEMBER 31, 1999
                    -----------------        --------------------
                    CARRYING   % OF          CARRYING      % OF
                     VALUE     TOTAL          VALUE        TOTAL
                    --------  -------        --------     -------
                              (DOLLARS IN MILLIONS)
Commercial          $16,363      77.3%       $14,862         75.3%
Agricultural          4,732      22.3          4,798         24.3
Residential              90       0.4             79          0.4
                    --------  -------        --------     -------
   Total            $21,185     100.0%       $19,739        100.0%
                    ========  ========       ========     =======

     COMMERCIAL MORTGAGE LOANS. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at March 31, 2000 and December 31, 1999:


                         AT MARCH 31, 2000        AT DECEMBER 31, 1999
                         -----------------        --------------------
                         CARRYING   % OF          CARRYING      % OF
                          VALUE     TOTAL          VALUE        TOTAL
                         --------  -------        --------     -------
                                   (DOLLARS IN MILLIONS)
REGION
South Atlantic           $ 4,491      27.4%       $ 4,098         27.6%
Middle Atlantic            2,806      17.1          2,703         18.2
Pacific                    2,898      17.7          2,596         17.5
East North Central         1,842      11.3          1,865         12.5
New England                1,092       6.7          1,095          7.4
West South Central         1,163       7.1          1,012          6.8
West North Central           768       4.7            652          4.4
Mountain                     807       4.9            490          3.3
East South Central           158       1.0            149          1.0
International                338       2.1            202          1.3
                         --------  -------        --------     -------
   Total                 $16,363     100.0%       $14,862        100.0%
                         ========  =======        ========     =======

PROPERTY TYPE
Office                   $ 7,246      44.4%       $ 6,789         45.7%
Retail                     3,984      24.3          3,620         24.4
Apartments                 2,640      16.1          2,382         16.0
Industrial                 1,491       9.1          1,136          7.6
Hotel                        884       5.4            843          5.7
Other                        118       0.7             92          0.6
                         --------  -------        --------     -------
   Total                 $16,363     100.0%       $14,862        100.0%
                         ========  =======        ========     =======


     The following table presents the scheduled maturities for the Company's commercial mortgage loans at March 31, 2000 and December 31, 1999:

                 COMMERCIAL MORTGAGE LOAN SCHEDULED MATURITIES

                                        AT MARCH 31, 2000        AT DECEMBER 31, 1999
                                        -----------------        --------------------
                                        CARRYING    % OF         CARRYING     % OF
                                         VALUE      TOTAL         VALUE       TOTAL
                                        --------   ------        --------    --------
                                                   (DOLLARS IN  MILLIONS)
Due in 1 year or less                   $   840      5.1%         $   806       5.4%
Due after 1 year through 2 years            689      4.2              482       3.2
Due after 2 years through 3 years           833      5.1              708       4.8
Due after 3 years through 4 years         1,133      6.9              787       5.3
Due after 4 years through 5 years         1,144      7.0            1,608      10.8
Due after 5 years                        11,724     71.7           10,471      70.5
                                        -------    -----          -------     -----
  Total                                 $16,363    100.0%         $14,862     100.0%
                                        =======    =====          =======     =====

     The Company monitors its mortgage loan investments on a continual basis. Through this monitoring process, the Company reviews loans that are restructured, delinquent or under foreclosure and identifies those that management considers to be potentially delinquent. These loan classifications are generally consistent with those used in industry practice.

     The Company defines restructured mortgage loans, consistent with industry practice, as loans in which the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. This definition provides for loans to exit the restructured category under certain conditions. The Company defines delinquent mortgage loans, consistent with industry practice, as loans in which two or more interest or principal payments are past due. The Company defines mortgage loans under foreclosure, consistent with industry practice, as loans in which foreclosure proceedings have formally commenced. The Company defines potentially delinquent loans as loans that, in management's opinion, have a high probability of becoming delinquent.

     The Company reviews all mortgage loans on an annual basis. These reviews may include an analysis of the property financial statement and rent roll, lease rollover analysis, property inspections, market analysis and tenant creditworthiness. The Company also reviews loan-to-value ratios and debt coverage ratios for restructured loans, delinquent loans, loans under foreclosure, potentially delinquent loans, loans with an existing valuation allowance, loans maturing within two years and loans with a loan-to-value ratio greater than 90% as determined in the prior year.

     The Company establishes valuation allowances for loans that it deems impaired, as determined through its annual review process. The Company defines impaired loans consistent with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as loans which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as realized losses and includes them in earnings. The Company records subsequent adjustments to allowances as realized gains or losses and includes them in earnings.

     The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at March 31, 2000 and December 31, 1999:

                        COMMERCIAL MORTGAGE LOAN DISTRIBUTION AND VALUATION ALLOWANCE BY LOAN CLASSIFICATION

                                                    AT MARCH 31, 2000                             AT DECEMBER 31, 1999
                                        -------------------------------------------   -------------------------------------------
                                                                            % OF                                          % OF
                                        AMORTIZED    % OF     VALUATION   AMORTIZED   AMORTIZED    % OF     VALUATION   AMORTIZED
                                         COST(1)    TOTAL     ALLOWANCE     COST       COST(1)    TOTAL     ALLOWANCE     COST
                                        ---------   ------    ---------   ---------   ---------   ------    ---------   ---------
                                                                         (DOLLARS IN MILLIONS)
Performing                               $15,608      95.0%    $  13        0.1%       $14,098       94.5%    $  11        0.1%
Restructured                                 728       4.4        48        6.6%           810        5.4        52        6.4%
Delinquent or under
  foreclosure                                 58       0.4        11       19.0%            17        0.1         4       25.0%
Potentially delinquent                        41       0.2        --        0.0%             6        0.0         2       33.3%
                                         -------     -----      ----                    ------      -----      ----
  Total                                  $16,435     100.0%     $ 72        0.4%       $14,931      100.0%     $ 69        0.5%
                                         =======     =====      ====                   =======      =====      ====


(1)      Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the three months ended March 31, 2000:

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2000
                                                       ---------------------
                                                       (DOLLARS IN MILLIONS)
Balance, beginning of period                                   $  69
Additions                                                         29
Deductions for writedowns and dispositions                       (26)
                                                               -----
Balance, end of period                                         $  72
                                                               =====



     The principal risks in holding commercial mortgage loans are property specific, supply and demand, financial and capital market risks. Property specific risks include the geographic location of the property, the physical condition of the property, the diversity of tenants and the rollover of their leases and the ability of the property manager to attract tenants and manage expenses. Supply and demand risks include changes in the supply and/or demand for rental space which cause changes in vacancy rates and/or rental rates. Financial risks include the overall level of debt on the property and the amount of principal repaid during the loan term. Capital market risks include the general level of interest rates, the liquidity for these securities in the marketplace and the capital available for refinancing of a loan.

     AGRICULTURAL MORTGAGE LOANS. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department. The following table presents the distribution across geographic regions and product types for agricultural mortgage loans at March 31, 2000 and December 31, 1999:

                    AGRICULTURAL MORTGAGE LOAN DISTRIBUTION
                    BY GEOGRAPHIC REGION AND BY PRODUCT TYPE

                               AT MARCH 31, 2000           AT DECEMBER 31, 1999
                             ---------------------         ---------------------
                             CARRYING        % OF          CARRYING        % OF
                              VALUE          TOTAL          VALUE          TOTAL
                             --------        -----         --------        -----
                                             (DOLLARS IN MILLIONS)
REGION
Pacific                      $1,134          24.0%         $1,184          24.7%
West North Central            1,034          21.8           1,053          21.9
South Atlantic                  838          17.7             840          17.5
East North Central              732          15.5             737          15.4
West South Central              407           8.6             405           8.5
Mountain                        373           7.9             371           7.7
East South Central              195           4.1             189           3.9
New England                      19           0.4              19           0.4
                             ------         -----          ------         -----
     Total                   $4,732         100.0%         $4,798         100.0%
                             ======         =====          ======         =====

PROPERTY TYPE
Annual Crop                  $2,214          46.7%         $2,276          47.4%
Permanent                       968          20.5             932          19.5
Agribusiness                    719          15.2             761          15.8
Livestock                       658          13.9             655          13.7
Timer                           173           3.7             174           3.6
                             ------         -----          ------         -----
     Total                   $4,732         100.0%         $4,798         100.0%
                             ======         =====          ======         =====

     The following table presents the scheduled maturities for the Company's agricultural mortgage loans at March 31, 2000 and December 31, 1999:

                  AGRICULTURAL MORTGAGE LOAN MATURITY PROFILE

                                    AT MARCH 31, 2000  AT DECEMBER 31, 1999
                                    -----------------  --------------------
                                    CARRYING   % OF      CARRYING    % OF
                                      VALUE     TOTAL      VALUE     TOTAL
                                    ---------  ------    ---------  -------
                                             (DOLLARS IN MILLIONS)
Due in 1 year or less               $  126      2.7%   $   99       2.1%
Due after 1 year through 2 years        60      1.3        74       1.5
Due after 2 year through 3 years        98      2.1        97       2.0
Due after 3 year through 4 years       134      2.8       135       2.8
Due after 4 year through 5 years       113      2.4       134       2.8
Due after 5 years                    4,201     88.7     4,259      88.8
                                    ------    ------   ------     ------
     Total                          $4,732    100.0%   $4,798     100.0%
                                    ======    ======   ======     ======

     Approximately 60% of the $4,732 million of agricultural mortgage loans outstanding at March 31, 2000 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at March 31, 2000 and December 31, 1999:

                  AGRICULTURAL MORTGAGE LOAN DISTRIBUTION AND
                  VALUATION ALLOWANCE BY LOAN CLASSIFICATION

                                          AT MARCH 31, 2000                                  AT DECEMBER 31, 1999
                         -------------------------------------------------    -------------------------------------------------
                                                                    % OF                                                % OF
                          AMORTIZED      % OF        VALUATION    AMORTIZED    AMORTIZED     % OF        VALUATION   AMORTIZED
                           COST(1)       TOTAL       ALLOWANCE       COST        COST(1)     TOTAL       ALLOWANCE     COST
                         ----------    --------     ----------    ---------    ---------   -------       ---------   ----------
                                                                   (DOLLARS IN MILLIONS)
Performing                 $4,495        94.6%        $ -           0.0%        $4,616        95.8%        $ 1          0.0%
Restructured                  151         3.2           7           4.6%           165         3.4          11          6.7%
Delinquent or under
 foreclosure                   99         2.1          10          10.1%            27         0.6           2          7.4%
Potentially
 delinquent                     5         0.1           1          20.0%             8         0.2           4         50.0%
                           ------       ------        ---                       ------       -----         ---
 Total                     $4,750       100.0%        $18           0.4%        $4,816       100.0%        $18          0.4%
                           ======       ======        ===                       ======       =====         ===


(1)      Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the three months ended March 31, 2000:

           CHANGES IN AGRICULTURAL MORTGAGE LOAN VALUATION ALLOWANCES

                                                      THREE MONTHS ENDED
                                                        MARCH 31, 2000
                                                     --------------------
                                                     (DOLLARS IN MILLIONS)
         Balance, beginning of period                        $ 18
         Additions                                              1
         Deductions for writedowns and dispositions            (1)
                                                             ----
         Balance, end of period                              $ 18
                                                             ====


     The principal risks in holding agricultural mortgage loans are property specific, supply and demand, financial and capital market risks. Property specific risks include the location of the property, soil types, weather conditions and the other factors that may impact the borrower's personal guaranty. Supply and demand risks include the supply and demand for the commodities produced on the specific property and the related price for those commodities. Financial risks include the overall level of debt on the property and the amount of principal repaid during the loan term. Capital market risks include the general level of interest rates, the liquidity for these securities in the marketplace and the capital available for refinancing of a loan.

EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's equity real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At March 31, 2000 and December 31, 1999, the carrying value of the Company's equity real estate and real estate joint ventures was $5,747 million and $5,649 million, respectively, or 3.8% and 4.1% of total cash and invested assets. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of equity real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate and real estate joint ventures at March 31, 2000 and December 31, 1999:


               EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

                                   AT MARCH 31, 2000                  AT DECEMBER 31, 1999
                              -------------------------          ---------------------------
                              CARRYING            % OF           CARRYING              % OF
                               VALUE              TOTAL           VALUE                TOTAL
                              --------            -----          --------              -----
                                                   (DOLLARS IN MILLIONS)
TYPE
Equity real estate            $5,292               92.1%         $5,271                 93.3%
Real estate joint ventures       395                6.9             331                  5.9
                              ------              -----          ------                -----
     Subtotal                  5,687               99.0           5,602                 99.2
Foreclosed real estate            60                1.0              47                  0.8
                              ------              -----          ------                -----
     Total                    $5,747              100.0%         $5,649                100.0%
                              ======              =====          ======                =====

     These investments are diversified by geographic location and property types. The following table presents the distribution across geographic regions and property types for equity real estate and real estate joint ventures at March 31, 2000 and December 31, 1999:


               EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES
              DISTRIBUTION BY GEOGRAPHIC REGION AND PROPERTY TYPE

                                   AT MARCH 31, 2000                  AT DECEMBER 31, 1999
                              -------------------------          ---------------------------
                              CARRYING            % OF           CARRYING              % OF
                               VALUE              TOTAL           VALUE                TOTAL
                              --------            -----          --------              -----
                                                   (DOLLARS IN MILLIONS)
REGION
East                          $1,853               32.3%         $1,863                 33.0%
West                           1,807               31.4           1,657                 29.3
South                          1,383               24.1           1,416                 25.1
Midwest                          558                9.7             544                  9.6
International                    146                2.5             169                  3.0
                              ------              -----          ------                -----
     Total                    $5,747              100.0%         $5,649                100.0%
                              ======              =====          ======                =====

PROPERTY TYPE
Office                        $3,826               66.7          $3,846                 68.1%
Retail                           604               10.5             587                 10.4
Apartments                       468                8.1             474                  8.4
Land                             305                5.3             258                  4.6
Industrial                       174                3.0             160                  2.8
Hotel                            172                3.0             151                  2.7
Agriculture                       93                1.6              96                  1.7
Other                            105                1.8              77                  1.3
                              ------              -----          ------                -----
     Total                    $5,747              100.0          $5,649                100.0%
                              ======              =====          ======                =====

     Office properties representing 66.7% and 68.1% of the Company's equity real estate and real estate joint venture holdings at March 31, 2000 and December 31, 1999, respectively, are well diversified geographically. The average occupancy level of office properties was 93% and 92% at March 31, 2000 and December 31, 1999, respectively.

     The Company classifies equity real estate and real estate joint ventures as held for investment or held for sale. The following table presents the carrying value of equity real estate and real estate joint ventures by such classifications at March 31, 2000 and December 31, 1999:

               EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES
            CLASSIFICATION BY HELD FOR INVESTMENT AND HELD FOR SALE

                                                                          At March 31, 2000    At December 31, 1999
                                                                          -----------------    --------------------
                                                                          Carrying     % of     Carrying     % of
                                                                            Value     Total       Value     Total
                                                                          --------    -----     --------    -----
                                                                                    (Dollars in Millions)
Equity real estate and real estate joint ventures held for investment      $5,129      89.2%     $5,151      91.2%
Equity real estate and real estate joint ventures held for sale               618      10.8         498       8.8
                                                                           ------     -----      ------     -----
     Total                                                                 $5,747     100.0%     $5,649     100.0%
                                                                           ======     =====      ======     =====

     Ongoing management of these investments includes quarterly appraisals as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy. In addition to individual property reviews, the Company employs an overall strategy of selective dispositions and acquisitions as market opportunities arise.

     The Company adjusts the carrying value of equity real estate and real estate joint ventures held for investment for impairments whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company writes down impaired real estate to estimated fair value, which it generally computes using the present value of future cash flows from the property, discounted at a rate commensurate with the underlying risks. The Company records write-downs as realized losses through earnings and reduces the cost basis of the properties accordingly. The Company does not change the new cost basis for subsequent recoveries in value. Cumulative write-downs on equity real estate and real estate joint ventures that are held for investment, excluding real estate acquired upon foreclosure of commercial and agricultural mortgage loans, were $289 million at both March 31, 2000 and December 31, 1999.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Once the Company identifies a property to be sold and commences a firm plan for marketing the property, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records allowances as realized losses and includes them in earnings. The Company records subsequent adjustments to allowances as realized gains or losses and includes them in earnings.

     The Company's carrying value of equity real estate and real estate joint ventures held for sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $618 million and $498 million at March 31, 2000 and December 31, 1999, respectively, are net of impairments of $186 million and $187 million and net of valuation allowances of $33 million and $34 million, respectively.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's equity securities primarily consist of investments in common stocks. Substantially all of the common stock is publicly traded on major securities exchanges. The other limited partnership interests primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.4% and 1.5% of cash and invested assets at March 31, 2000 and December 31, 1999, respectively.

     The following table presents the carrying values of the Company's investments in equity securities and other limited partnership interests at March 31, 2000 and December 31, 1999:

    INVESTMENTS IN EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

                                         At March 31, 2000    At December 31, 1999
                                         -----------------    --------------------
                                         Carrying     % of     Carrying     % of
                                           Value     Total       Value     Total
                                         --------    -----     --------    -----
                                                   (Dollars in Millions)
Equity securities                         $2,137      59.5%     $2,006      60.1%
Other limited partnership interests        1,452      40.5       1,331      39.9
                                          ------     -----      ------     -----
     Total                                $3,589     100.0%     $3,337     100.0%
                                          ======     =====      ======     =====

     Equity securities include, at March 31, 2000 and December 31, 1999, $268 million and $237 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     At March 31, 2000 and December 31, 1999, approximately $362 million and $380 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $353 million and $355 million in these respective periods, primarily through the use of convertible securities and other derivatives. The exchangeable subordinated debt securities mature through 2002 and the Company may terminate them earlier at its discretion.

PROBLEM AND POTENTIAL PROBLEM EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company monitors its equity securities and other limited partnership interests on a continual basis. Through this monitoring process, the Company identifies investments that management considers to be problems or potential problems.

     Problem equity securities and other limited partnership interests are defined as securities (1) in which significant declines in revenues and/or margins threaten the ability of the issuer to continue operating or (2) where the issuer has subsequently entered bankruptcy.

     Potential problem equity securities and other limited partnership interests are defined as securities issued by a company that is experiencing significant operating problems or difficult industry conditions. Criteria generally indicative of these problems or conditions are (1) cash flows falling below varying thresholds established for the industry and other relevant factors, (2) significant declines in revenues and/or margins, (3) public securities trading at a substantial discount as a result of specific credit concerns and (4) other information that becomes available.

     Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to management's expectation of ultimate realizable value. Write-downs are recorded as realized investment losses and are included in earnings and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The new cost basis is not changed for subsequent recoveries in value. For the three months ended March 31, 2000 and 1999, such write-downs were $3 million and $1 million, respectively. Cumulative write-downs on equity securities and other limited partnership interests owned at March 31, 2000 were $34 million.

OTHER INVESTED ASSETS

     The Company's other invested assets consisted principally of leveraged leases, which were recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. The Company's other invested assets represented 1.6% and 1.1% of cash and invested assets at March 31, 2000 and December 31, 1999, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative instruments to manage market risk through one of four principal risk management strategies: the hedging of invested assets, liabilities, portfolios of assets or liabilities and anticipated transactions. The Company's derivative strategy employs a variety of instruments including financial futures, financial forwards foreign exchange contracts, foreign currency swaps, interest rate swaps, interest rate caps and options.

     The Company held the following positions in derivative financial instruments at March 31, 2000 and December 31, 1999:

                        DERIVATIVE FINANCIAL INSTRUMENTS

                                        AT MARCH 31, 2000        AT DECEMBER 31, 1999
                                        -----------------        --------------------
                                        NOTIONAL    % OF         NOTIONAL      % OF
                                         AMOUNT     TOTAL         AMOUNT       TOTAL
                                        --------   ------        --------    --------
                                                   (DOLLARS IN  MILLIONS)
Financial futures                       $ 2,725      8.5%         $ 3,140      15.1%
Foreign exchange contracts                  114      0.4               --       0.0
Foreign currency swaps                    4,135     12.9            4,002      19.2
Interest rate swaps                      16,083     50.2            1,316       6.3
Interest rate caps                        8,968     28.0           12,376      59.4
                                        -------    -----          -------     -----
  Total                                 $32,025    100.0%         $20,834     100.0%
                                        =======    =====          =======     =====


SECURITIES LENDING

     Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at March 31, 2000 and December 31, 1999 had estimated fair values of $9,123 million and $6,391 million, respectively.

SEPARATE ACCOUNT ASSETS

     The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to the Company's general account's claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the New York Insurance Department. The Company monitors these requirements at least monthly and in addition performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders, and, accordingly, the Company does not reflect them in its consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 1999.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 6 to Unaudited Interim Condensed Consolidated Financial Statements in Part I of this Report ("Note 6").

     Eight of the nine purported or certified class actions currently pending against New England Mutual Life Insurance Company ("New England") have been consolidated as a multidistrict proceeding for pre-trial purposes in the United States District Court in Massachusetts. That Court certified a mandatory class as to those claims. Following an appeal of that certification, the United States Court of Appeals remanded the case to the District Court for further consideration. New England has agreed to a tentative settlement with class counsel which is being presented to the District Court for preliminary approval.

     As previously disclosed, a purported class action suit involving policyholders in 32 states has been filed in a Rhode Island state court against Metropolitan Life's subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment.

     Metropolitan Life has completed a tender offer to purchase the shares of Conning Corporation that it had not already owned. After Metropolitan Life had announced its intention to make a tender offer, three putative class actions were filed by Conning shareholders alleging that the prospective offer was inadequate and constituted a breach of fiduciary duty. The parties to the litigation have reached an agreement in principle providing for a settlement of the actions.

     In addition, several lawsuits have been brought challenging the fairness of Metropolitan Life's plan and the adequacy and accuracy of Metropolitan Life's disclosures to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, MetLife, Inc., the individual directors and the New York State Superintendent of Insurance. The five previously disclosed purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. There remains a separate purported class action in Kings County. In addition, a new purported class action was filed on April 21, 2000 in state court in New York County. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting. On or about April 14, 2000, some of the plaintiffs in the above described actions also brought a proceeding under
Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this action, petitioners seek to vacate the Superintendent's Opinion and Order and enjoin him from granting final approval to the plan. Finally, on April 18, 2000, a purported class action was filed in United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiff in this action claims that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seeks rescission and compensatory damages. Metropolitan Life, MetLife, Inc. and the individual defendants believe they have meritorious defenses and intend vigorously to contest all of the claims in these actions.

     Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of its business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     In some of the matters referred to above and in Note 6, very large and/or indeterminate amounts, including punitive and treble damages, are sought. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, it is the opinion of the Company's management that their outcomes, after consideration of available insurance and reinsurance and the provisions made in its consolidated financial statements, are not likely to have a material adverse effect on our consolidated financial condition. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      The Initial Public Offerings

     On April 4, 2000, the Securities and Exchange Commission declared effective
(i) the Registration Statement on Form S-1 (Registration No. 333-91517) of MetLife with respect to the MetLife's common stock, par value $.01 per share (the "Common Stock"); and (ii) the Registration Statement on Form S-1 (Registration Nos. 333-32074 and 333-32074-01) of MetLife and MetLife Capital Trust I with respect to 8.00% Equity Security Units (the "Units"). The Units are comprised of a purchase contract, which constitutes the holder's agreement to purchase shares of the Registrant's Common Stock at a future date, and a capital security of MetLife Capital Trust I. The offerings of the securities registered on the registration statements referred to in (i) and (ii) above are collectively referred to as the "Public Offerings."

     The lead managing underwriters for the U.S. offerings of Common Stock and Units were Credit Suisse First Boston and Goldman, Sachs & Co. The managing underwriters for the International offering of the Common Stock were Credit Suisse First Boston and Goldman Sachs International. Each of the Public Offerings commenced on April 4, 2000. The offerings of the Common Stock terminated upon the sale of all the 232,300,000 shares of Common Stock (including 30,300,000 shares sold pursuant to the underwriters' over-allotment options). The offering of the Units terminated upon the sale of all the 20,125,000 Units (including 2,625,000 Units sold pursuant to the underwriters' over-allotment options).

     The aggregate offering price of the Common Stock sold was $3,310,275,000 (including $431,775,000 of gross proceeds attributable to the shares of Common Stock sold pursuant to exercise of the underwriters' over-allotment options). MetLife incurred the following expenses in connection with the offering of Common Stock:

                Underwriting discounts and commissions                                      $148,672,000
                Other expenses (legal and accounting fees, printing and
                      Engraving expenses, filing and listing fees, transfer
                      agent and registrar fees and miscellaneous                              14,603,000  *
                                                                                            ------------

                                      Total                                                 $163,275,000

     The net proceeds to MetLife from the offering of Common Stock, after deducting the foregoing expenses, were approximately $3,147,000,000.

     The aggregate offering price of the Units sold was $1,006,250,000 (including $131,250,000 of gross proceeds attributable to the Units sold pursuant to exercise of the underwriters' over-allotment options). MetLife incurred the following expenses in connection with the offering of the Units:

                Underwriting discounts and commissions                                       $35,218,750
                Other expenses (legal and accounting fees, printing and
                      Engraving expenses, filing and listing fees, transfer
                      agent and registrar fees and miscellaneous                               5,031,250  *
                                                                                             -----------

                                      Total                                                  $40,250,000


     The net proceeds to MetLife from the offering of the Units, after deducting the foregoing expenses, were approximately $966,000,000.

------------------

* Estimated


                  The Private Placements

     Contemporaneously with the Public Offerings and in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, MetLife conducted private placements (referred to collectively as the "Private Placements" and, together with the Initial Public Offerings, as the "Offerings") to (i) Credit Suisse First Boston and Winterthur Life (collectively, "CSFB") and (ii) Banco Santander Central Hispano ("Banco Santander"). Each of CSFB and Banco Santander purchased 30,000,000 shares of Common Stock, at $14.25 per share, the initial public offering price of the Common Stock. The Private Placements were completed on April 7, 2000.
The net proceeds to MetLife from the Private Placements were $855,000,000.

     The total net proceeds to MetLife from the Initial Public Offerings and the Private Placements were approximately $4,968,000,000.

     In connection with the Initial Public Offerings and the Private Placements, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of MetLife or, to MetLife's knowledge, their associates, persons owning 10% or more of any class of equity securities of MetLife, or affiliates of the Company. Approximately $340 million of the net proceeds were retained by MetLife and the balance of approximately $4.6 billion was contributed to Metropolitan Life.

     Of the net proceeds contributed by MetLife to Metropolitan Life, approximately $408,000,000 was used to reimburse Metropolitan Life for the crediting of policy credits to certain policyholders in the demutualization of Metropolitan Life (the "Demutualization"); (ii) approximately $2,550,000,000 was used to reimburse

Metropolitan Life for the payment of cash to certain policyholders in the Demutualization; (iii) approximately $321,000,000 was used to reimburse Metropolitan Life for the payment of cash to be made by its Canadian branch to certain holders of policies included in the Canadian business previously sold;
(iv) approximately $370,000,000 was used to reimburse Metropolitan Life for the payment of fees and expenses incurred in connection with the Demutualization;
(v) approximately $900,000,000 was used to repay short-term debt incurred in connection with the acquisition of GenAmerica Corporation and (vi) approximately $79,000,000 is expected to be used for general corporate purposes. Certain officers and directors of the Registrant are policyholders of Metropolitan Life and, as such, have or will receive consideration indirectly from MetLife, in connection with the Demutualization, in consideration of their membership interests in Metropolitan Life. In addition, an affiliate of MetLife served as a co-manager of the Initial Public Offerings and received compensation indirectly from MetLife for providing such services.

      The net proceeds retained by MetLife will be available for general corporate purposes, including the payment of dividends on the Common Stock, contributions to the Company's subsidiaries, payments on the debentures issued by MetLife to MetLife Capital Trust I in connection with the offering of the Units and to pay the fees and expenses of the trustee and custodian of the Metropolitan Life Policyholder Trust.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 Annual Meeting of Shareholders of MetLife was held on April 3, 2000. At the Meeting, the following matters were approved by Metropolitan Life, the then sole shareholder of the Registrant: (i) the election of Robert H. Benmosche, Gerald Clark, John J. Phelan, Jr., Hugh B. Price and Ruth J. Simmons as Class I directors, each to hold office until the Registrant's 2003 Annual Meeting of Shareholders and (ii) the amendment and restatement of the 2000 Stock Incentive Plan and the 2000 Directors Stock Plan.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


         10.1 Amended and Restated Aggregate Excess of Loss Reinsurance Agreement, dated as of March 1, 2000, between American International Life Assurance Company of New York and Metropolitan Life.

         10.2 Amended and Restated Aggregate Excess of Loss Reinsurance Agreement, dated as of March 1, 2000, between Stockwood Reinsurance Company Ltd. and Metropolitan Life.

         10.3 Employment Continuation Agreement, dated as of March 10, 2000, between James M. Benson and Metropolitan Life (incorporated herein by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, Registration No. 333-91517 (the "S-1")).

         10.4 Employment Continuation Agreement, dated as of March 3, 2000, between Catherine A. Rein and Metropolitan Property and Casualty Insurance Company (incorporated herein by reference to Exhibit 10.10 of the S-1).

         10.5 Amended and Restated Employment Continuation Agreement, dated as of March 3, 2000, between Catherine A. Rein and Metropolitan Life (incorporated herein by reference to Exhibit 10.9 of the S-1).

         10.6 Employment Continuation Agreement, dated as of March 16, 2000, between Lisa M. Weber and Metropolitan Life (incorporated herein by reference to Exhibit 10.50 of the S-1).

         10.7 MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.7 of the S-1).

         10.8 MetLife, Inc. 2000 Directors Stock Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 of the S-1).


         10.9 Metropolitan Life Long Term Performance Compensation Plan (for performance periods starting on or after January 1, 2000)(incorporated herein by reference to Exhibit 10.24 of the S-1).

         10.10 Metropolitan Life Annual Variable Incentive Plan (for performance periods starting on or after January 1, 2000)(incorporated herein by reference to Exhibit 10.28 of the S-1).

         10.11 New England Financial Long Term Performance Compensation Plan (for performance periods starting on or after January 1, 2000)(incorporated herein by reference to Exhibit 10.36 of the S-1).

         10.12 New England Financial Annual Variable Incentive Plan (for performance periods starting on or after January 1, 2000)(incorporated herein by reference to Exhibit 10.35 of the S-1).

         10.13 New England Life Insurance Company Select Employees Supplemental 401(k) Plan, as amended and restated effective January 1, 2000 (incorporated herein by reference to Exhibit 10.37 of the S-1).

         10.14 New England Life Insurance Company Supplemental Retirement Plan, as amended and restated effective January 1, 2000 (incorporated herein by reference to Exhibit 10.38 of the S-1).

         10.15 New England Life Insurance Company Select Employees Supplemental Retirement Plan, as amended and restated effective January 1, 2000 (incorporated herein by reference to Exhibit 10.39 of the S-1).

         27.1 Financial Data Schedule


         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Registrant during the quarter covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             METLIFE, INC.


                                             By: /s/ Virginia M. Wilson
                                                 -------------------------------
                                                     Virginia M. Wilson
                                                     Senior Vice-President and
                                                       Controller
                                                     (Authorized signatory and
                                                       principal accounting
                                                       officer)


     Date:     May 19, 2000

                                  EXHIBIT INDEX


EXHIBIT                                                                              PAGE
NUMBER                                    EXHIBIT NAME                               NUMBER
10.1            Amended and Restated Aggregate Excess of Loss Reinsurance
                Agreement, dated as of March 1, 2000, between American
                International Life Assurance Company of New York and
                Metropolitan Life.

10.2            Amended and Restated Aggregate Excess of Loss Reinsurance
                Agreement, dated as of March 1, 2000, between Stockwood
                Reinsurance Company Ltd. and Metropolitan Life.

10.3 Employment Continuation Agreement, dated as of March 10, 2000, between James M. Benson and Metropolitan Life (incorporated herein by reference to Exhibit 10.5 of the Registrant's
                Registration Statement on Form S-1, Registration No.
                333-91517 (the "S-1")).

10.4 Employment Continuation Agreement, dated as of March 3, 2000, between Catherine A. Rein and Metropolitan Property and Casualty
                Insurance Company (incorporated herein by reference to Exhibit
                10.10 of the S-1).

10.5 Amended and Restated Employment Continuation Agreement, dated as of March 3, 2000, between Catherine A. Rein and Metropolitan
                Life (incorporated herein by reference to Exhibit 10.9 of the S-1).

10.6 Employment Continuation Agreement, dated as of March 16, 2000, between Lisa M. Weber and Metropolitan Life (incorporated herein by reference to Exhibit 10.50 of the S-1).

10.7            MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated
                (incorporated herein by reference to Exhibit 10.7 of the S-1).

10.8            MetLife, Inc. 2000 Directors Stock Plan, as amended and restated
                (incorporated herein by reference to Exhibit 10.8 of the S-1).

10.9 Metropolitan Life Long Term Performance Compensation Plan (for performance periods starting on or after January 1,
                2000)(incorporated herein by reference to Exhibit 10.24 of the S-1).

10.10 Metropolitan Life Annual Variable Incentive Plan (for performance periods starting on or after January 1,
                2000)(incorporated herein by reference to Exhibit 10.28 of the S-1).

10.11           New England Financial Long Term Performance Compensation Plan
                (for performance periods starting on or after January 1, 2000)(incorporated herein by reference to Exhibit 10.36 of the S-1).

10.12 New England Financial Annual Variable Incentive Plan (for performance periods starting on or after January 1,
                2000)(incorporated herein by reference to Exhibit 10.35 of the S-1).

10.13           New England Life Insurance Company Select Employees Supplemental
                401(k) Plan, as amended and restated effective January 1, 2000
                (incorporated herein by reference to Exhibit 10.37 of the S-1).

10.14 New England Life Insurance Company Supplemental Retirement Plan, as amended and restated effective January 1, 2000 (incorporated herein by reference to Exhibit 10.38 of the S-1).

10.15           New England Life Insurance Company Select Employees Supplemental
                Retirement Plan, as amended and restated effective January 1, 2000 (incorporated herein by reference to Exhibit 10.39 of the S-1).

27.1            Financial Data Schedule