Form 10-Q
period 2000-06-30
METLIFE INC
filed 2000-08-14
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to __________________


                        Commission File Number: 001-15787


                                  METLIFE, INC.
             (Exact Name of Registrant as Specified in its Charter)


                         Delaware                                                               13-4075851
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification Number)

                               One Madison Avenue
                          New York, New York 10010-3690
                                 (212) 578-2211
        (Address of principal executive offices, including zip code, and
              Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]        NO [ ]


At August 10, 2000, 774,940,979 shares of the Registrant's Common Stock. $.01 par value per share, were outstanding.

                               TABLE OF CONTENTS


                                                                                          Page
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Interim Condensed Consolidated Statements of Operations for the
     three months and six months ended June 30, 2000 and 1999                             3

     Interim Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and
     December 31, 1999                                                                    4

     Unaudited Interim Condensed Consolidated Statement of Stockholders' Equity for
     the six months ended June 30, 2000                                                   5

     Unaudited Interim Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and 1999                                                  6

     Notes to Unaudited  Interim Condensed Consolidated Financial Statements              7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                     26

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    90

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL  PROCEEDINGS                                                            90

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                     92

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           93

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              93

  PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS



                         METLIFE, INC. AND SUBSIDIARIES
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                                                      Proforma Six
                                                                        Three Months            Six Months            Months Ended
                                                                        Ended June 30,         Ended June 30,       June 30 (Note 4)
                                                                    -------------------    ----------------------   ----------------
                                                                       2000        1999      2000         1999           2000
                                                                    --------    --------   ---------    ---------   ----------------
REVENUES
Premiums                                                            $  3,181    $  2,870   $   7,041    $   5,786       $   6,147
Universal life and investment-type product policy fees                   448         312         917          651             917
Net investment income                                                  2,281       2,496       5,065        4,806           4,434
Other revenues                                                           694         575       1,359        1,048           1,370
Net realized investment losses (net of amounts allocable to other
     accounts of $4, $6, $23, $40 and $12, respectively)                 (35)        (81)       (147)        (155)           (127)
Contribution from the closed block                                         1           -           1            -              25
                                                                    --------    --------   ---------    ---------   ----------------
                                                                       6,570       6,172      14,236       12,136          12,766
                                                                    --------    --------   ---------    ---------   ----------------

EXPENSES
Policyholder benefits and claims (includes amounts
     directly related to net realized investment
     losses of $4, $12, $8, $16 and $8, respectively)                  3,289       3,259       7,336        6,400           6,420
Interest credited to policyholder account balances                       724         597       1,421        1,207           1,421
Policyholder dividends                                                   137         402         605          784             226
Payments to former Canadian policyholders                                327           -         327            -               -
Other expenses (includes amounts directly related to
     net realized investment losses of $-, $(6), $15, $24 and $4,
     respectively)                                                     1,901       2,001       3,880        3,421           3,713
                                                                    --------    --------   ---------    ---------   ----------------
                                                                       6,378       6,259      13,569       11,812          11,780
                                                                    --------    --------   ---------    ---------   ----------------
Income (loss) before provision (benefit) for income taxes and
     extraordinary item                                                  192         (87)        667          324             986
Provision (benefit) for income taxes                                     178          (3)        376          171             343
                                                                    --------    --------   ---------    ---------   ----------------
Income (loss) before extraordinary item                                   14         (84)        291          153             643
Extraordinary item - demutualization expense                             129          36         170           44               -
                                                                    --------    --------   ---------    ---------   ----------------
Net income (loss)                                                   $   (115)   $   (120)  $     121    $     109       $     643
                                                                    ========    ========   =========    =========   ================
Net income after date of demutualization (Note 5)                   $    341               $     341
                                                                    ========               =========


Net income per share
  Basic                                                             $   0.44               $    0.44                    $    0.82
                                                                    ========               =========                ================
  Diluted                                                           $   0.44               $    0.44                    $    0.82
                                                                    ========               =========                ================


       See accompanying notes to unaudited interim condensed consolidated financial statements.

                                METLIFE, INC. AND SUBSIDIARIES
                        INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                        (IN MILLIONS)

                                                                             2000                 1999
                                                                         --------------      ---------------
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value                    $      83,618        $      96,981
   Equity securities, at fair value                                              2,133                2,006
   Mortgage loans on real estate                                                16,405               19,739
   Real estate and real estate joint ventures                                    5,619                5,649
   Policy loans                                                                  4,179                5,598
   Other limited partnership interests                                           1,559                1,331
   Short-term investments                                                        1,391                3,055
   Other invested assets                                                         2,122                1,501
                                                                         --------------      ---------------
                                                                               117,026              135,860

Cash and cash equivalents                                                        3,187                2,789
Accrued investment income                                                        1,424                1,725
Premiums and other receivables                                                   8,317                6,681
Deferred policy acquisition costs                                                6,771                9,069
Deferred income taxes                                                              695                  603
Other                                                                            4,610                3,564
Closed block assets                                                             39,089                    -
Separate account assets                                                         73,706               64,941
                                                                         --------------      ---------------
                                                                         $     254,825        $     225,232
                                                                         ==============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Future policy benefits                                                   $      41,373        $      73,582
Policyholder account balances                                                   53,605               45,901
Other policyholder funds                                                         5,339                4,498
Policyholder dividends payable                                                     283                  974
Short-term debt                                                                  1,775                4,208
Long-term debt                                                                   2,833                2,514
Current income taxes payable                                                       552                  548
Other                                                                           16,942               14,376
Closed block liabilities                                                        42,766                    -
Separate account liabilities                                                    73,706               64,941
                                                                         --------------      ---------------
                                                                               239,174              211,542
                                                                         --------------      ---------------

Commitments and contingencies (Note 8)

Company-obligated mandatorily redeemable securities of subsidiary
   trusts holding solely junior subordinated debentures of their Parents         1,084                    -
                                                                         --------------      ---------------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 200,000,000 shares
   authorized; none issued                                                           -                    -
Series A Junior Participating Preferred Stock                                        -                    -
Common stock, par value $.01 per share; 3,000,000,000 shares
   authorized; 786,203,472 shares issued                                             8                    -
Additional paid-in capital                                                      14,926                    -
Retained earnings                                                                  341               14,100
Treasury stock, at cost; 11,262,493 shares                                        (214)                   -
Accumulated other comprehensive loss                                              (494)                (410)
                                                                         --------------      ---------------
                                                                                14,567               13,690
                                                                         --------------      ---------------
                                                                         $     254,825        $     225,232
                                                                         ==============      ===============



       See accompanying notes to unaudited interim condensed consolidated financial statements.

                         METLIFE, INC. AND SUBSIDIARIES
   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (IN MILLIONS)

                                                                               Additional                       Treasury
                                                                Common          Paid-in          Retained        Stock
                                                                 Stock          Capital          Earnings       at Cost
                                                                ------         -----------     ------------   ------------
Balance at January 1, 2000                                       $ -             $     -        $ 14,100         $   -
Policy credits and cash payments to eligible policyholders                                        (2,958)
Common stock issued in demutualization                             5              10,917         (10,922)
Initial public offering of common stock                            2               3,152
Private placement of common stock                                  1                 854
Unit offering                                                                          3
Treasury stock acquired                                                                                           (214)
Comprehensive income:
    Net loss before date of demutualization                                                         (220)
    Net income after date of demutualization                                                         341
    Other comprehensive loss:
       Unrealized investment losses, net of related
           offsets, reclassification adjustments and
           income taxes
       Foreign currency translation adjustments
       Other comprehensive loss
    Comprehensive income

                                                                --------       -----------     ------------   ------------
Balance at June 30, 2000                                         $ 8             $14,926            $341         $(214)
                                                                ========       ===========     ============   ============


                                                                    Accumulated Other Comprehensive Loss
                                                                --------------------------------------------
                                                                     Net           Foreign       Minimum
                                                                 Unrealized       Currency       Pension
                                                                 Investment      Translation    Liability
                                                                   Losses        Adjustment     Adjustment       Total
                                                                 ----------      ------------   ----------   ------------
Balance at January 1, 2000                                         $(297)            $(94)         $(19)        $13,690
Policy credits and cash payments to eligible policyholders                                                       (2,958)
Common stock issued in demutualization                                                                                -
Initial public offering of common stock                                                                           3,154
Private placement of common stock                                                                                   855
Unit offering                                                                                                         3
Treasury stock acquired                                                                                            (214)
Comprehensive income:
    Net loss before date of demutualization                                                                        (220)
    Net income after date of demutualization                                                                        341
    Other comprehensive loss:
       Unrealized investment losses, net of related
           offsets, reclassification adjustments and
           income taxes                                              (92)                                           (92)
       Foreign currency translation adjustments                                         8                             8
                                                                                                             ------------
       Other comprehensive loss                                                                                     (84)
                                                                                                             ------------
    Comprehensive income                                                                                             37
                                                                                                             ------------

                                                                 ----------      ------------   ----------   ------------
Balance at June 30, 2000                                           $(389)            $(86)         $(19)        $14,567
                                                                 ==========      ============   ==========   =============





       See accompanying notes to unaudited interim condensed consolidated financial statements.

                         METLIFE, INC. AND SUBSIDIARIES
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (IN MILLIONS)


                                                                               2000                    1999
                                                                           -----------             ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $     1,900             $      1,280

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales, maturities and repayments of:
          Fixed maturities                                                      21,476                   39,728
          Equity securities                                                        389                      456
          Mortgage loans on real estate                                            998                      761
          Real estate and real estate joint ventures                               344                      482
          Other limited partnership interests                                      263                      273
   Purchases of:
          Fixed maturities                                                     (25,258)                 (40,588)
          Equity securities                                                       (377)                    (172)
          Mortgage loans on real estate                                           (833)                  (2,190)
          Real estate and real estate joint ventures                              (186)                    (170)
          Other limited partnership interests                                     (338)                    (193)
   Net change in short-term investments                                          1,785                      616
   Net change in policy loans                                                      (98)                      87
   Purchase of business, net of cash received                                     (419)                       -
   Proceeds from sales of businesses                                               107                        -
   Net change in investment collateral                                           1,015                      505
   Other, net                                                                     (387)                     (72)
                                                                           -----------             ------------
Net cash used in investing activities                                           (1,519)                    (477)
                                                                           -----------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued                                                           4,009                        -
   Treasury stock acquired                                                        (214)                       -
   Net proceeds from issuance of company-obligated mandatorily redeemable securities of subsidiary trust holding solely
       junior subordinated debentures of its Parent                                969                        -
   Cash payments to eligible policyholders                                      (2,550)                       -
   Policyholder account balances:
          Deposits                                                              14,769                   10,268
          Withdrawals                                                          (14,636)                 (11,509)
   Net change in short-term debt                                                (2,436)                  (1,058)
   Long-term debt issued                                                           119                      165
   Long-term debt repaid                                                           (13)                    (181)
                                                                           -----------             ------------
Net cash provided by (used in) financing activities                                 17                   (2,315)
                                                                           -----------             ------------
Change in cash and cash equivalents                                                398                   (1,512)
Cash and cash equivalents, beginning of period                                   2,789                    3,301
                                                                           -----------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     3,187             $      1,789
                                                                           ===========             ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                $       238             $        196
                                                                           ===========             ============
   Income taxes                                                            $       235             $        170
                                                                           ===========             ============

Non-cash transactions during the period:
   Policy credits to eligible policyholders                                $       408             $          -
                                                                           ===========             ============
   Business acquisitions - assets                                          $    23,686             $          -
                                                                           ===========             ============
   Business acquisitions - liabilities                                     $    22,406             $          -
                                                                           ===========             ============


       See accompanying notes to unaudited interim condensed consolidated financial statements.

                         METLIFE, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED.)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    MetLife, Inc. and its subsidiaries (the "Company") is a leading provider of insurance and financial services to a broad section of institutional and individual customers. The Company offers life insurance, annuities and mutual funds to individuals and group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

    On April 7, 2000, Metropolitan Life Insurance Company ("Metropolitan Life") converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. ("MetLife"), a Delaware corporation. The conversion was pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving Metropolitan Life's plan of reorganization (the "plan") as amended.

    On the date of demutualization, each policyholder's membership interest in Metropolitan Life was extinguished and each eligible policyholder received, in exchange for that interest, trust interests representing shares of common stock of MetLife to be held in a trust, cash or an adjustment to their policy values in the form of policy credits, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998.

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes thereto for the year ended December 31, 1999 included in MetLife's Registration Statement on Form S-1 (registration no. 333-91517) filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

    The accompanying condensed consolidated financial statements include the accounts of MetLife and its subsidiaries, partnerships and joint ventures in which the Company has a majority voting interest or general partner interest with limited removal rights from limited partners. All material intercompany accounts and transactions have been eliminated.

EXTRAORDINARY ITEM - DEMUTUALIZATION EXPENSE

    The accompanying condensed consolidated statements of operations include extraordinary charges of $129 (net of income tax benefit of $46) and $36 (net of income tax benefit of $8) for the three months ended June 30, 2000 and 1999, respectively, and $170 (net of income tax benefit of $60) and $44 (net of income tax benefit of $10) for the six months ended June 30, 2000 and 1999, respectively, related to costs associated with the demutualization.

FEDERAL INCOME TAXES

    Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. Income tax expense for the three months and six months ended June 30, 2000 reflect the effect of surplus tax for the period prior to demutualization and the non-deductible payment to the former Canadian policyholders.

CLOSED BLOCK

    On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience related to the closed block are, in the aggregate, more or less favorable than what was assumed when the closed block was established, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. The closed block will continue in effect as long as any policy in the closed block remains in force. The expected life of the closed block is over 100 years.

    The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends in the amounts described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization represents the estimated maximum future contributions from the closed block expected to result from operations attributed to the closed block after income taxes. Contributions from the closed block are recognized in income over the period the policies and contracts in the closed block remain in force. Management believes that over time the actual cumulative contributions from the closed block will approximately equal the expected cumulative contributions due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative contribution from the closed block is greater than the expected cumulative contribution from the closed block, the Company will recognize only the expected cumulative contribution in income with the excess recorded as a policyholder dividend obligation, because it will pay the excess of the actual cumulative contribution from the closed block over the expected cumulative contribution to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block. If over such period, the actual cumulative contribution from the closed block is less than the expected cumulative contribution from the closed block, the Company will recognize only the actual contribution in income. However, the Company may change dividends in the future, which would be intended to increase future actual contributions until the actual cumulative contributions equal the expected cumulative contributions.

    The results of operations of the closed block are presented as a single line item in the Company's condensed consolidated statements of operations entitled, "Contribution from the closed block". In addition, all assets and liabilities allocated to the closed block are reported in the Company's condensed consolidated balance sheets separately under the captions "Closed block assets" and "Closed block liabilities", respectively. Prior to the establishment of the closed block the assets, liabilities, revenues and expenses of the closed block were reported in various line items in the Company's condensed consolidated financial statements. Accordingly, certain line items in the Company's condensed consolidated financial statements subsequent to the establishment of the closed block reflect material reductions in reported amounts, as compared to periods prior to the establishment of the closed block, while having no effect on stockholders' equity or net income (loss).

    The pre-tax contribution from the closed block includes only those revenues, benefit payments, dividends, premium taxes, administrative and investment expenses considered in funding the closed block and deferred policy acquisition costs incurred prior to the date of demutualization, applicable to policies included in the closed block. Income tax expenses applicable to the closed block are allocated to the closed block and are reflected as a component of the provision (benefit) for income taxes.

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

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of January 1, 2001. The Company is in the process of quantifying the impact, if any, of the requirements of SAB 101.

2.  INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

    On the date of demutualization, MetLife conducted an initial public offering of 202,000,000 shares and concurrent private placements of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings are in addition to 493,903,472 shares of common stock of MetLife distributed to the Metropolitan Life policyholder trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, MetLife issued 30,300,000 additional shares of common stock as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

    On June 27, 2000, MetLife's Board of Directors authorized the repurchase of up to $1 billion of MetLife's outstanding common stock, over an unspecified period of time. Under this authorization, MetLife may purchase the stock from the Metropolitan Life policyholder trust, in the open market, and in private transactions.

    In April 2000, MetLife Capital Trust I, a wholly owned business trust, issued 20,125,000 8.00% equity security units ("units"). Each unit contains a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of MetLife on May 15, 2003 and a capital security, with a stated liquidation amount of $50.00. The number of shares to be purchased at such date will be determined based on the average trading price of MetLife common stock. The proceeds from the sale of the units were used to acquire $1,006 8.00% debentures of MetLife ("MetLife debentures"). The capital securities represent undivided beneficial ownership interests in MetLife Capital Trust I's assets, which consist solely of the MetLife debentures. These securities are pledged to collateralize the obligations of the unit holder under the related purchase contracts. Holders of the capital securities are entitled to receive cumulative cash distributions accruing from April 7, 2000 and payable quarterly in arrears commencing August 15, 2000 at an annual rate of 8.00%. MetLife irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. Holders of the capital securities generally have no voting rights.

    The MetLife debentures bear interest at an annual rate of 8.00% of the principal amount, payable quarterly in arrears commencing August 15, 2000 and mature on May 15, 2005. These debentures are unsecured. Because MetLife is a holding company, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation, reorganization or otherwise, is subject to the prior claims of creditors of the subsidiary, except to the extent MetLife may be recognized as a creditor of that subsidiary. Accordingly, MetLife's obligations under the debentures are effectively subordinated to all existing and future liabilities of its subsidiaries.

    In connection with the contribution to Metropolitan Life of the net proceeds from the initial public offering, the private placements and the unit offering, Metropolitan Life issued to MetLife a $1,006 8.00% mandatorily convertible note due 2005 having the same interest and payment terms as set forth in the debentures of MetLife issued to MetLife Capital Trust I. The principal amount of the capital note is mandatorily convertible into common stock of Metropolitan Life upon maturity or acceleration of the capital note and without any further action by MetLife or Metropolitan Life. In addition, the capital note provides that Metropolitan Life may not make any payment of principal or interest on the capital note so long as specified payment restrictions exist and have not been waived by the Superintendent. Payment restrictions would exist if Metropolitan Life fails to exceed certain thresholds relative to the level of its statutory risk-based capital or the amount of its outstanding capital notes, surplus notes or similar obligations. At June 30, 2000, Metropolitan Life's statutory total adjusted capital exceeded these limitations.

3.  CLOSED BLOCK

    The closed block was established on the effective date of demutualization. Amounts reported at April 7, 2000 and for the period after demutualization are as of April 1, 2000 and for the period beginning on April 1, 2000 (the effect of transactions from April 1, 2000 through April 6, 2000 are not considered material). Certain amounts reported for the closed block are based on estimates and assumptions that management believes are reasonable. Revisions to such estimates will be recorded in the period of change. Pro forma amounts are as if the closed block had been established on January 1, 2000.

    Closed block revenues and expenses were as follows:

                                                                              Pro Forma                               Pro Forma
                                                                           January 1, 2000      April 7, 2000         Six Months
                                                                               through             through              Ended
                                                                            April 6, 2000       June 30, 2000       June 30, 2000
                                                                          -----------------    ---------------     ----------------
REVENUES
   Premiums                                                                $          894       $         936       $        1,830
   Net investment income and other revenues                                           620                 626                1,246
   Net realized investment losses (net of amounts allocable
       to other accounts of $11, $(6) and $5, respectively)                           (20)                (20)                 (40)
                                                                          -----------------    ---------------     ----------------
                                                                                    1,494               1,542                3,036
                                                                          -----------------    ---------------     ----------------

EXPENSES
   Policyholder benefits and claims (includes amounts
       directly related to net realized investment
       losses of $-, $(7) and $(7), respectively)                                     916                 918                1,834
   Policyholder dividends                                                             379                 376                  755
   Policholder dividend obligation                                                      -                  27                   27
   Other expenses (includes amounts directly related to net realized
       investment losses of $11, $1 and $12, respectively)                            175                 220                  395
                                                                          -----------------    ---------------     ----------------
                                                                                    1,470               1,541                3,011
                                                                          -----------------    ---------------     ----------------

Contribution from the closed block                                         $           24       $           1       $           25
                                                                          =================    ===============     ================

Closed block assets and liabilities at June 30, 2000 and April 7, 2000 were as follows:


                                                            June 30,      April 7,
                                                              2000         2000
                                                           ----------    ----------
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value       $ 23,961      $ 23,939
   Equity securities, at fair value                               24             -
   Mortgage loans on real estate                               5,026         4,744
   Policy loans                                                3,776         3,762
   Short-term investments                                         98           167
   Other invested assets                                         428           325
                                                           ----------    ----------
                                                              33,313        32,937


Cash and cash equivalents                                      1,005           643
Accrued investment income                                        518           538
Premiums and other receivables                                   242           250
Deferred policy acquisition costs                              4,011         4,011
Other                                                              -            22
                                                           ----------    ----------

   Total closed block assets                                $ 39,089      $ 38,401
                                                           ==========    ==========


LIABILITIES
Future policy benefits                                      $ 38,835        38,662
Other policyholder funds                                         313           321
Policyholder dividends payable                                   767           747
Current income tax payable                                        61            46
Other                                                          2,790         2,331
                                                           ----------    ----------

   Total closed block liabilities                           $ 42,766      $ 42,107
                                                           ==========    ==========

4.  PRO FORMA INFORMATION

    The pro forma information for the six months ended June 30, 2000 is provided for informational purposes only and does not necessarily indicate the consolidated results of operations had the demutualization been consummated on January 1, 2000. The pro forma information also does not project or forecast the consolidated results of operations for any future period.

    The pro forma earnings information gives effect to the demutualization and other related events as if they occurred on January 1, 2000. Accordingly, pro forma earnings reflect the following adjustments:

    - The elimination of surplus tax of $30, since Metropolitan Life will no longer be subject to such tax as a stock life insurance company;
    - The elimination of interest of $9 (net of income taxes of $5) related to the repayment of $900 of short-term debt incurred in connection with Metropolitan Life's acquisition of GenAmerica for the period January 1, 2000 through April 6, 2000;
    - The elimination of cash payments of $327 made by Metropolitan Life's Canadian branch to certain holders of policies included in its Canadian business sold to Clarica Life Insurance Company in 1998;
    - A charge to other expenses for minority interest of $20 on the capital securities at a rate of 8.00% and the accretion of the discount of $2 on the carrying value of the Company-obligated mandatorily redeemable securities of subsidiary trusts holding solely debentures of their Parents as well as the related income tax effect of $8;
    - The elimination of demutualization expenses of $170 (net of income taxes of $60) which were assumed to have been incurred prior to January 1, 2000; and
    - The establishment of the closed block (See Note 3 for pro forma amounts of revenues and expenses).

5.  EARNINGS AFTER DATE OF DEMUTUALIZATION AND EARNINGS PER SHARE

    Net income after the date of demutualization is based on the results of operations for the period beginning on April 1, 2000, adjusted to eliminate the payments to the former Canadian policyholders and costs of demutualization recorded in April 2000 which are applicable to the period prior to demutualization.

    The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                        April 7, 2000 through                        Pro Forma Six Months
                                                            June 30, 2000                             Ended June 30, 2000
                                            -------------------------------------------  -------------------------------------------
                                                Net                          Per Share       Net                         Per Share
                                              Income        Shares            Amount        Income         Shares         Amount
                                            ----------  --------------    -------------  ------------  --------------  -------------

Amounts for basic earnings per share         $    341     777,884,057      $     0.44     $      643     782,043,765     $     0.82
                                            ==========                    =============  ============                  =============

Incremental shares from conversion of
   forward purchase contracts                               2,256,016                                      1,128,008
                                                        --------------                                 --------------

Amounts for diluted earnings per share       $    341     780,140,073      $     0.44     $      643     783,171,773     $     0.82
                                            ==========  ==============    =============  ============  ==============  =============

    Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares outstanding or deemed to be outstanding only for the period after the date of demutualization. Pro forma earnings per share amounts are presented as if the transactions discussed in Notes 2 and 4 had occurred on January 1, 2000.

    Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the dilutive effect of forward purchase contracts, using the treasury stock method. Under the treasury stock method, exercise of the forward purchase contracts is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

6.  ACQUISITIONS AND DISPOSITIONS

    GENAMERICA

    On January 6, 2000, Metropolitan Life completed its acquisition of GenAmerica Corporation ("GenAmerica") for $1.2 billion plus costs of the acquisition. GenAmerica is a holding company which includes General American Life Insurance Company, 48.3% of the outstanding shares of Reinsurance Group of America ("RGA") common stock, a provider of reinsurance, and 61.0% of the outstanding shares of Conning Corporation ("Conning") common stock, an asset manager. Metropolitan Life owned 9.6% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. On the date of the acquisition, Metropolitan Life's ownership percentage of the outstanding shares of RGA common stock was 57.9%.

    In connection with the acquisition of GenAmerica, Metropolitan Life obtained GenAmerica Capital I, a wholly-owned subsidiary trust of GenAmerica. In June 1997, GenAmerica Capital I issued $125 of 8.525% capital securities. GenAmerica has fully and conditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities at any time after June 30, 2007.

    In April 2000, Metropolitan Life acquired the outstanding shares of Conning common stock not already owned by Metropolitan Life for $73.

    As part of the GenAmerica acquisition, General American Life Insurance Company paid Metropolitan Life a fee of $120 in connection with the assumption of certain funding agreements. The fee has been considered as part of the purchase price of GenAmerica. In connection with this transaction, Metropolitan Life made a capital contribution of $120 to General American Life after the completion of the acquisition.

    The Company's total revenues, income (loss) before extraordinary items and net income (loss) for the three months and six months ended June 30, 1999 on both an historical and pro forma basis as if the acquisition of GenAmerica had occurred on January 1, 1999 were as follows:


For the three months ended June 30, 1999

                                     Income (Loss) Before         Net Income
                 Total Revenues       Extraordinary Item            (Loss)
                ----------------    ----------------------       ------------
Historical       $        6,172      $              (84)       $        (120)
Pro forma        $        7,304      $              (66)       $        (106)

For the six months ended June 30, 1999

                                        Income Before
                 Total Revenues      Extraordinary Item           Net Income
                ----------------    --------------------         ------------
Historical       $       12,136      $              153        $         109
Pro forma        $       14,185      $              178        $         130

    NVEST

    On June 16, 2000, the Company announced that its affiliates, Nvest, L.P. and Nvest Companies, L.P., have entered into a definitive agreement to be acquired by CDC Asset Management, an affiliate of Caisse des Depots Group. The Company owns 48% of the outstanding units of the Nvest entities.

    CDC Asset Management will pay $40 per unit for Nvest, L.P. and Nvest Companies, L.P., subject to a possible price adjustment and other conditions set forth in the agreement. Based on the $40 per unit price, the Company would receive $858 upon the closing of this transaction. This transaction, which will result in a gain, is expected to be completed in the fourth quarter of 2000.

    Total assets of the Nvest entities were approximately $871 at June 30, 2000. Total revenues and net income (net of minority interest) applicable to the Nvest entities were approximately $159 and $11, respectively, for the three months ended June 30, 2000, and $318 and $21, respectively, for the six months ended June 30, 2000.

7.  NET REALIZED INVESTMENT LOSSES

    Net realized investment losses, including changes in valuation allowances, for the three months and six months ended June 30, 2000 and 1999 were as follows:

                                                      Three Months              Six Months
                                                     Ended June 30,           Ended June 30,
                                                 ---------------------   ------------------------
                                                    2000        1999         2000         1999
                                                 ---------   ---------   -----------   ----------
Fixed maturities                                 $    (71)    $  (171)    $    (240)    $   (276)
Equity securities                                      11          (9)           79          (37)
Mortgage loans on real estate                           4          (6)            6            4
Real estate and real estate joint ventures             14         105            27          166
Other limited partnership interests                    (7)         22            (3)          27
Sales of businesses                                     3           -             3            -
Other                                                   7         (28)          (42)         (79)
                                                 ---------   ---------   -----------   ----------
                                                      (39)        (87)         (170)        (195)
Amounts allocable to:
Deferred policy acquisition costs                       -          (6)           15           24
Participating pension contracts                         4          12             8           16
                                                 ---------   ---------   -----------   ----------
                                                 $    (35)    $   (81)    $    (147)    $   (155)
                                                 =========   =========   ===========   ==========

    Realized investment losses have been reduced by (1) deferred policy acquisition cost adjustments to the extent that such adjustments result from realized investment gains and losses and (2) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are credited to or deducted from the contractholders' accounts. This presentation may not be comparable to presentations made by other insurers.

8.  COMMITMENTS AND CONTINGENCIES

    LITIGATION

    Metropolitan Life is currently a defendant in approximately 550 lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims".

    On December 28, 1999, after a fairness hearing, the United States District Court for the Western District of Pennsylvania approved a class action settlement resolving a multidistrict litigation proceeding involving alleged sales practices claims. No appeal was taken, and the settlement is final. The settlement class includes most of the owners of permanent life insurance policies and annuity contracts or certificates issued pursuant to individual sales in the United States by Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company between January 1,

1982 and December 31, 1997. The class includes owners of approximately six million in-force or terminated insurance policies and approximately one million in-force or terminated annuity contracts or certificates.

    In addition to dismissing the consolidated class actions, the District Court's order also bars sales practices claims by class action members for sales by the defendant insurers during the class period, effectively resolving all pending class actions against these insurers.

    Under the terms of the order, only those class members who exclude themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for sales that occurred during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement.

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

    Metropolitan Life expects that the total cost of the settlement will be approximately $957. This amount is equal to the amount of the increase in liabilities for the death benefits and policy adjustments and the present value of expected cash payments to be provided to included class members, as well as attorneys' fees and expenses and estimated other administrative costs, but does not include the cost of litigation with policyholders who are excluded from the settlement. Metropolitan Life believes that the cost to it of the settlement will be substantially covered by available reinsurance and the provisions made in its consolidated financial statements, and thus will not have a material adverse effect on its business, results of operations or financial position. Metropolitan Life has not yet made a recovery under those reinsurance agreements and, although there is a risk that the carriers will refuse coverage for all or part of the claim, Metropolitan Life believes this is very unlikely to occur. Metropolitan Life believes it has made adequate provision in its consolidated financial statements for all probable losses for sales practices claims, including litigation costs involving policyholders who are excluded from the settlement.

    The class action settlement does not resolve nine purported or certified class actions currently pending against New England Mutual Life Insurance Company ("New England") with which the Company merged in 1996. Eight of those actions have been consolidated as a multidistrict proceeding for pre-trial purposes in the United States District Court of

Massachusetts. The Court certified a mandatory class as to those claims. Following an appeal of that certification, the United States Court of Appeals remanded the case to the District Court for further consideration. New England has agreed to a settlement with class counsel. The District Court has granted preliminary approval, and a fairness hearing is scheduled for October 2000.

    The Metropolitan Life class action settlement also does not resolve three putative sales practices class action lawsuits which have been brought against General American Life Insurance Company. These lawsuits have been consolidated in a single proceeding in the United States District Court for the Eastern District of Missouri. General American Life Insurance Company and counsel for plaintiffs have negotiated a settlement of this consolidated proceeding. General American Life Insurance Company has not reached agreement with plaintiffs' counsel on the attorneys' fees to be paid, and the District Court will decide that issue.

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

    In the past, some individual sales practices claims have been resolved through settlement, dispositive motion, or, in a few instances, trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

    See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 included in MetLife's Registration Statement on Form S-1 (registration number 333-91517) filed with the Securities and Exchange Commission for information regarding reinsurance contracts related to sales practices claims.

    Regulatory authorities in a small number of states, including both insurance departments and one state attorney general, as well as the National Association of Securities Dealers, Inc., have ongoing investigations or inquiries relating to Metropolitan Life's or the New England's sales of individual life insurance policies or annuities, including investigations of alleged improper replacement transactions and alleged improper sales of insurance with inaccurate or inadequate disclosures as to the period for which premiums would be payable. Over the past several years, Metropolitan Life has resolved a number of investigations by other regulatory authorities for monetary payments and certain other relief, and may continue to do so in the future.

    Metropolitan Life is also a defendant in numerous lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits, currently numbering in the thousands, have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. While Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse judgments in respect of these claims, most of the cases have been resolved by settlements. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases. The number of such cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

    Significant portions of amounts paid in settlement of such cases have been funded with proceeds from a previously resolved dispute with Metropolitan Life's primary, umbrella and first level excess liability insurance carriers. Metropolitan Life is presently in litigation with several of its excess liability insurers regarding amounts payable under its policies with respect to coverage for these claims. The trial court has granted summary judgment to these insurers. Metropolitan Life has appealed. There can be no assurances regarding the outcome of this litigation or the amount and timing of recoveries, if any, from these excess liability insurers. Metropolitan Life's asbestos-related litigation with these insurers should have no effect on its recoveries under excess insurance policies that were obtained in 1998 for asbestos-related claims.

    See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 included in MetLife, Inc.'s Registration Statement on Form S-1 (registration number 333-91517) filed with the Securities and Exchange Commission for information regarding insurance policies obtained in 1998 related to asbestos-related claims.

    A purported class action suit involving policyholders in 32 states has been filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment. A similar "diminished value" allegation was made recently in a Texas Deceptive Trade Practices Act letter and lawsuit which involve a Metropolitan Property and Casualty Insurance Company policyholder. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company and its subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. These suits are in the early stages of litigation and Metropolitan Property and Casualty Insurance Company and

Metropolitan Casualty Insurance Company intend to defend themselves vigorously against these suits. Similar suits have been filed against several other personal lines property and casualty insurers.

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

    Several lawsuits have been brought challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, MetLife, the individual directors, the New York State Superintendent of Insurance and MetLife's underwriters for the initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. There remains a separate purported class action in state court in New York County and another in Kings County. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting. Some of the plaintiffs in the above described actions have also brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this action, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. These three federal cases have been consolidated, and the defendants have moved to dismiss the complaints. On August 3, 2000, a purported class action was filed in the United States District Court for the Southern District of New York seeking damages from MetLife for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. Metropolitan Life, MetLife and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and intend to contest vigorously all of the plaintiffs' claims in these actions.

    Two lawsuits were filed in July 2000 against Metropolitan Life alleging racial discrimination against African-Americans in the marketing, sale, and administration of inexpensive life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. The first lawsuit was filed in the United States District Court for the Southern District of New York and the second was filed in the United States District Court for the Eastern District of Louisiana. The plaintiffs in these purported class actions seek unspecified compensatory damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses to the plaintiffs' claims and intends to contest vigorously all of the plaintiffs' claims in these actions.

    Insurance Departments in a number of states recently have initiated inquiries about possible race-based underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in the respective states, including Metropolitan Life and certain of its subsidiaries.

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

9.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) for the three months and six months ended June 30, 2000 and 1999 was as follows:


                                                              Three months ended                Six months ended
                                                       --------------------------------  --------------------------------
                                                        June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                       ---------------  ---------------  ---------------  ---------------
Net income (loss) before date of demutualization        $       (456)    $       (120)    $       (220)    $         109
Net income after date of demutualization                         341                -              341                 -
Accumulated other comprehensive loss:
    Unrealized investment losses, net of related
       offsets, reclassification adjustments and
       income taxes                                             (181)            (541)             (92)           (1,077)
    Foreign currency translation adjustments                       7               (1)               8                27
                                                       ---------------  ---------------  ---------------  ---------------
Accumulated other comprehensive loss:                           (174)            (542)             (84)           (1,050)
                                                       ---------------  ---------------  ---------------  ---------------
       Comprehensive income (loss)                      $       (289)    $       (662)    $         37     $        (941)
                                                       ===============  ===============  ===============  ===============


10. BUSINESS SEGMENT INFORMATION

                                                                        Auto
                                                                         &
For the three months ended June 30, 2000   Individual  Institutional    Home     International  Reinsurance
-----------------------------------------------------------------------------------------------------------
Premiums                                    $ 1,135      $ 1,784       $  656     $   173        $    370
Universal life and investment-type
    product policy fees                         301          136            -          11               -
Net investment income                         1,598          954           47          63              95
Other revenues                                  190          172            5           2               9
Net realized investment gains (losses)          (18)         (25)           1           7              (2)
Contribution from the closed block                -            -            -           -               -
Income (loss) before provision for
    income taxes and extraordinary item         278          208          (25)       (312)             10
-----------------------------------------------------------------------------------------------------------



                                              Asset                Consolidation/
For the three months ended June 30, 2000    Management  Corporate   Elimination      Total
--------------------------------------------------------------------------------------------
Premiums                                     $     -    $     -      $   (937)      $  3,181
Universal life and investment-type
    product policy fees                            -          -             -            448
Net investment income                             21        216          (713)         2,281
Other revenues                                   218         42            56            694
Net realized investment gains (losses)             -        (22)           24            (35)
Contribution from the closed block                 -          -             1              1
Income (loss) before provision for
    income taxes and extraordinary item           18         33           (18)           192
--------------------------------------------------------------------------------------------



                                                                        Auto
                                                                         &
For the three months ended June 30, 1999   Individual  Institutional    Home     International  Reinsurance
-----------------------------------------------------------------------------------------------------------
Premiums                                    $ 1,050      $ 1,327       $  370     $   123        $      -
Universal life and investment-type
    product policy fees                         177          122            -          13               -
Net investment income                         1,329          984           22          53               -
Other revenues                                  159          172            4           1               -
Net realized investment gains (losses)           41          (60)          (1)          2               -
Income (loss) before provision for
    income taxes and extraordinary item         242          222           21           3               -
-----------------------------------------------------------------------------------------------------------



                                              Asset                Consolidation/
For the three months ended June 30, 1999    Management  Corporate   Elimination      Total
--------------------------------------------------------------------------------------------
Premiums                                    $     -    $     -      $      -       $  2,870
Universal life and investment-type
    product policy fees                           -          -             -            312
Net investment income                            20        162           (74)         2,496
Other revenues                                  196         15            28            575
Net realized investment gains (losses)            -        (62)           (1)           (81)
Income (loss) before provision for
    income taxes and extraordinary item          24       (579)          (20)           (87)
--------------------------------------------------------------------------------------------

                                                                                Auto
                                                                                 &
For the six months ended June 30, 2000         Individual    Institutional      Home    International   Reinsurance
-------------------------------------------------------------------------------------------------------------------
Premiums                                       $    2,253   $         3,377   $ 1,301   $        319     $     728
Universal life and investment-type
    product policy fees                               620               273         -             24             -
Net investment income                               3,176             1,882        83            128           183
Other revenues                                        404               355        18              5            11
Net realized investment gains (losses)                (57)              (41)        6              8            (3)
Contribution from the closed block                      -                 -         -              -             -
Income (loss) before provision for
    income taxes and extraordinary item               548               409        (9)          (296)           50
-------------------------------------------------------------------------------------------------------------------


                                                 Asset                  Consolidation/
For the six months ended June 30, 2000         Management   Corporate    Elimination      Total
------------------------------------------------------------------------------------------------
Premiums                                       $        -   $      -    $       (937)   $ 7,041
Universal life and investment-type
    product policy fees                                 -          -               -        917
Net investment income                                  42        352            (781)     5,065
Other revenues                                        434         63              69      1,359
Net realized investment gains (losses)                  -        (84)             24       (147)
Contribution from the closed block                      -          -               1          1
Income (loss) before provision for
    income taxes and extraordinary item                40        (40)            (35)       667
------------------------------------------------------------------------------------------------



                                                                                Auto
                                                                                 &
For the six months ended June 30, 1999         Individual    Institutional      Home    International   Reinsurance
-------------------------------------------------------------------------------------------------------------------
Premiums                                       $    2,068   $         2,754   $   727   $        237     $       -
Universal life and investment-type
    product policy fees                               381               249         -             21             -
Net investment income                               2,601             1,898        44            101             -
Other revenues                                        260               305         9              3             -
Net realized investment gains (losses)                 23               (72)       (1)             6             -
Income (loss) before provision for
    income taxes and extraordinary item               482               454        29              4             -
-------------------------------------------------------------------------------------------------------------------



                                                 Asset                  Consolidation/
For the six months ended June 30, 1999         Management   Corporate    Elimination      Total
------------------------------------------------------------------------------------------------
Premiums                                       $        -   $      -    $          -    $ 5,786
Universal life and investment-type
    product policy fees                                 -          -               -        651
Net investment income                                  38        278            (154)     4,806
Other revenues                                        403         21              47      1,048
Net realized investment gains (losses)                  -        (92)            (19)      (155)
Income (loss) before provision for
    income taxes and extraordinary item                48       (636)            (57)       324
------------------------------------------------------------------------------------------------



                                               At June 30,      At December 31,
                                                  2000                1999
                                              -------------    ----------------
Assets
    Individual                                 $   130,909      $      109,401
    Institutional                                   90,841              88,127
    Auto & Home                                      4,451               4,443
    International                                    4,873               4,381
    Reinsurance                                      6,607                   -
    Asset Management                                 1,199               1,036
    Corporate                                       19,643              20,499
    Consolidation/Elimination                       (3,698)             (2,655)
                                              -------------    ----------------
      Total                                    $   254,825      $      225,232
                                              =============    ================



    The Individual segment includes the results of the closed block for the period April 7, 2000 (date the closed block became effective) through June 30, 2000 combined on a line by line basis with the results of operations outside the closed block. See Note 3 for closed block amounts included in the Individual segment above.

    The Individual segment includes an equity ownership interest in Nvest Companies, L.P. ("Nvest") under the equity method of accounting. Nvest has been included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual segment's equity in earnings of Nvest, which is included in net investment income, was $11 and $12 for the three months ended June 30, 2000 and 1999, respectively, and $21 and $25 for the six months ended June 30, 2000 and 1999, respectively. The investment in Nvest was $192 and $206 at June 30, 2000 and 1999, respectively.

      The Reinsurance segment includes the life reinsurance business of RGA combined with Exeter, a previously existing ancillary life reinsurance business. Exeter has been reported as a component of the Individual segment rather than as a separate segment for periods prior to January 1, 2000 due to its immateriality.

      The Consolidation/Elimination column includes the elimination of all intersegment amounts, the closed block amounts presented on a line by line basis in the Individual segment, and the Individual segment's ownership interest in Nvest.

      Revenues (including revenues of the closed block) derived from any one customer did not exceed 10% of consolidated revenues. Such revenues from U.S. operations were $7,855 and $5,999 for the three months ended June 30, 2000 and 1999, respectively, which represented 97% of consolidated revenues for both 2000 and 1999. Such revenues from U.S. operations were $15,293 and $11,768 for the six months ended June 30, 2000 and 1999, respectively, which represented 97% of consolidated revenues for both 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      For purposes of this discussion, the term "Company" refers, at all times prior to the plan effective date (as hereinafter defined), to Metropolitan Life Insurance Company, a mutual life insurance company organized under the laws of the State of New York ("Metropolitan Life"), and its subsidiaries, and at all times on and after the plan effective date, to MetLife, Inc. ("MetLife"), a Delaware corporation, and its subsidiaries, including Metropolitan Life on and after the plan effective date. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the period April 7, 2000 (the date the closed block became effective) through June 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period. Amounts reported at April 7, 2000 and for the period after demutualization are as of April 1, 2000 and for the period beginning on April 1, 2000 as the effect of transactions between April 1, 2000 and April 7, 2000 are not considered material. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

      Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the risks and uncertainties to which the Company may be subject, other than with respect to historical information, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties including: changes in interest rates, decline in securities markets and the effect of sales on investment products and on the Company's investment portfolio, competition, litigation, failure to attract and retain sales representatives, differences between actual claims experience and underwriting and reserving assumptions, occurrence of catastrophes, downgrade of the Company's or its affiliates' ratings, changes in state and federal regulation, and risks related to the demutualization of Metropolitan Life, including a challenge to the plan of reorganization or the order of the New York Superintendent of Insurance.

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

THE DEMUTUALIZATION

      On April 7, 2000, pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving its plan of reorganization, as amended (the "plan") Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife. In conjunction therewith, each policyholder's membership interest was extinguished and each eligible policyholder received, in exchange for that interest, trust interests representing shares of common stock of MetLife to be held in the Metropolitan Life Policyholder Trust, cash or an adjustment to their policy values in the form of policy credits, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale. The payments, which were recorded in other expenses in the 2000 second quarter, were determined in a manner that was consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

      On the date of demutualization, MetLife conducted an initial public offering of 202,000,000 shares and concurrent private placements of an aggregate of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings are in addition to 493,903,472 shares of common stock of MetLife distributed to the Metropolitan Life Policyholder Trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, MetLife issued 30,300,000 additional shares as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

      Concurrently with these offerings, the Company and MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by MetLife, sold 20,125,000 8.00% equity security units for an aggregate offering price of $1,006 million. Each unit consists of (a) a contract to purchase shares of common stock and (b) a capital security of MetLife Capital Trust I.

      On the date of demutualization, the Company established the closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. Assets have been allocated to the closed block in an amount that produces cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience relating to the closed block are, in the aggregate, more or less favorable than assumed in establishing the closed block, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. The closed block will continue in effect as long as any policy in the closed block remains in force. Its expected life is over 100 years.

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

      On June 27, 2000, MetLife's Board of Directors authorized the repurchase of up to $1 billion of MetLife's outstanding common stock. The buyback may take place over an unspecified period of time. MetLife may purchase stock from the Metropolitan Life policyholder trust, in the open market, and in private transactions.

ACQUISITIONS AND DISPOSITIONS

      On January 6, 2000, the Company completed its acquisition of GenAmerica Corporation ("GenAmerica") for $1.2 billion plus costs of the acquisition. GenAmerica is a holding company which includes General American Life Insurance Company, 48.3% of the outstanding shares of Reinsurance Group of America ("RGA") common stock, a provider of reinsurance, and 61.0% of the outstanding shares of Conning Corporation ("Conning") common stock, an asset manager. The Company owned 9.6% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. On the date of the acquisition, the Company's ownership percentage of the outstanding shares of RGA common stock was 57.9%.

      On April 18, 2000, Metropolitan Life completed its tender offer for all of the outstanding shares of Conning common stock not already owned by Metropolitan Life for $73 million.

      On June 16, 2000, the Company announced that its affiliates, Nvest, L.P. and Nvest Companies, L.P., have entered into a definitive agreement to be acquired by CDC Asset Management, an affiliate of Caisse des Depots Group. The Company owns 48% of the outstanding units of the Nvest entities.

      CDC Asset Management will pay $40 per unit for Nvest, L.P. and Nvest Companies, L.P., subject to a possible price adjustment and other conditions set forth in the agreement. Based on the $40 per unit price, the Company would receive $858 upon the closing of this transaction. This transaction, which will result in a gain, is expected to be completed in the fourth quarter of 2000.

RESULTS OF OPERATIONS

      The following table presents summary consolidated financial information for the periods indicated. For comparability with prior periods, the table below includes the results of operations of the closed block combined on a line by line basis with the results of operations outside the closed block. All discussions are based on a comparison of such combined amounts.


                                                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                                                           -------------------------       ------------------------
                                                                               2000           1999          2000            1999
                                                                           -------------------------       ------------------------
                                                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                    $    4,117    $  2,870       $  7,977        $  5,786
Universal life and investment-type product policy fees                             448         312            917             651
Net investment income                                                            2,924       2,496          5,708           4,806
Other revenues                                                                     677         575          1,342           1,048
Net realized investment losses (net of amounts allocable to other
   accounts of $(2), $6, $17 and $40, respectively)                                (55)        (81)          (167)           (155)
                                                                            ----------    --------       --------        --------
                                                                                 8,111       6,172         15,777          12,136
                                                                            ----------    --------       --------        --------
EXPENSES
Policyholder benefits and claims (includes amounts
   directly related to net realized investment
   losses of $(3), $12, $1 and $16, respectively)                                4,234       3,259          8,281           6,400
Interest credited to policyholder account balances                                 724         597          1,421           1,207
Policyholder dividends                                                             513         402            981             784
Other expenses (includes amounts directly related
   to net realized investment losses of $1, $(6), $16
   and $24, respectively)                                                        2,448       2,001          4,427           3,421
                                                                            -----------   ---------      ---------       ---------
                                                                                 7,919       6,259         15,110          11,812
                                                                            ------------  ----------     ----------      ----------

Income (loss) before provision (benefit) for income taxes and
   extraordinary item                                                              192         (87)           667             324
Provision (benefit) for income taxes                                               178          (3)           376             171
                                                                            ------------  ----------     ----------      ----------
Income before extraordinary item                                                    14         (84)           291             153
Extraordinary item - demutualization expense                                       129          36            170              44
                                                                            ------------  ----------     ----------      ----------
Net income (loss)                                                           $     (115)   $   (120)      $    121         $   109
                                                                            ============  ==========     ==========      ==========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

      Premiums increased by $1,247 million, or 43%, to $4,117 million for the three months ended June 30, 2000 from $2,870 million for the comparable 1999 period, primarily due to the acquisition of GenAmerica on January 6, 2000. Excluding the impact of this acquisition, premiums increased by $760 million, or 26%. This increase was attributable to Institutional Business, Auto & Home and International. The increase of $431 million, or 32%, in Institutional Business was primarily due to an increase in non-medical health premiums due to higher sales and improved policyholder retention in this segment's dental and disability businesses and the acquisition of Lincoln National's disability income business in November 1999. In addition, significant premiums received from existing group life and retirement and savings customers in 2000 contributed to the variance. The increase of $286 million, or 77%, in Auto & Home was primarily due to the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies ("St. Paul"), representing $261 million of the increase, as well as growth in this segment's standard auto business. The increase of $50 million, or 41%, in International was primarily due to overall growth in Mexico, Taiwan, Korea and Spain.

      Universal life and investment-type product policy fees increased by $136 million, or 44%, to $448 million for the three months ended June 30, 2000 from $312 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $73 million, or 23%. This increase was almost entirely attributable to a $71 million, or 40%, increase in Individual Business, which was primarily due to increased sales of variable life products, continued growth in separate account assets and the continued acceleration of the recognition of unearned fees in connection with a universal life product replacement program.

      Net investment income increased by $428 million, or 17%, to $2,924 million for the three months ended June 30, 2000 from $2,496 million in 1999. Excluding the impact of the GenAmerica acquisition, net investment income increased by $157 million, or 6%. This increase was primarily due to higher income from (i) fixed maturities of $104 million, or 6%, (ii) mortgage loans on real estate of $29 million, or 8%, (iii) real estate and real estate joint ventures income, after investment expenses and depreciation, of $10 million, or 6% and (iv) cash and short-term investments of $34 million, or 97%. These increases were partially offset by (i) reduced income in equity securities and other limited partnership interests of $16 million, or 14% and (ii) other investment income of $6 million, or 27%.

      Other revenues increased by $102 million, or 18%, to $677 million for the three months ended June 30, 2000 from $575 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $15 million, or 3%, primarily due to a $9 million, or 6%, increase in Individual Business. The increase in Individual Business was primarily due to higher commission and fee income associated with increased sales in this segment's broker dealer and other subsidiaries.

      The Company's realized investment gains and losses are net of related policyholder amounts. The amounts netted against realized investment gains and losses are (i) amortization of deferred policy acquisition and value of business acquired costs attributable to the increase or decrease in product gross margins or profits resulting from realized investment gains and losses, (ii) additional policyholder liabilities, which are required when investment gains are realized and the Company reinvests the proceeds in lower yielding assets ("loss recognition"), and (iii) liabilities for those participating contracts in which the policyholders' accounts are increased or decreased by the related investment gains or losses.

      Net realized investment losses decreased by $26 million, or 32%, to $55 million for the three months ended June 30, 2000 from $81 million for the comparable 1999 period. This decrease reflected total gross realized investment losses of $53 million, a decrease of $34 million, or 39%, from $87 million in 1999, before the offsets for the amortization of deferred policy acquisition and value of business acquired costs of $2 million and $(6) million, changes in the policyholder dividend obligation of $(7) and $0 and credits to participating contracts of $3 million and $12 million related to assets sold in 2000 and 1999, respectively. Excluding the impact of the GenAmerica acquisition, net realized investment losses decreased by $24 million, or 30%. Net realized investment losses reflect the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets.

      The Company believes the policy of netting related policyholder amounts against realized investment gains and losses provides important information in evaluating its operating performance. Realized investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its consolidated statements of operations to easily exclude realized investment gains and losses and the related effects on the consolidated statements of operations when evaluating its operating performance. The Company's presentation of realized investment gains and losses net of policyholder amounts may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of operations may not be comparable with amounts reported by other insurers.

      Policyholder benefits and claims increased by $975 million, or 30%, to $4,234 million for the three months ended June 30, 2000 from $3,259 million for the comparable 1999 period. This increase reflected total gross policyholder benefits and claims of $4,237 million, an increase of $990 million from $3,247 million in 1999, before the offsets for participating contractholder accounts of $(3) million and $12 million directly related to net realized investment gains and losses for the three months ended June 30, 2000 and 1999, respectively. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased $558 million, or 17%. This increase was primarily due to increases of $295 million, or 17%, in Institutional Business and $258 million, or 95%, in Auto & Home. The Institutional Business increase was primarily due to overall growth within this segment's group dental and disability businesses, as well as the acquisition of the individual disability income business of Lincoln National in

November 1999. In addition, policyholder benefits and claims related to the group life and retirement and savings businesses increased commensurate with the premium variance discussed above. The increase in Auto & Home was primarily due to the St. Paul acquisition ($226 million), as well as increased volume and higher catastrophe losses and expenses in this segment's homeowners business. In addition, a 7% increase in the number of auto policies in force, as well as higher costs due to an increase in the use of original equipment manufacturer parts and higher labor rates contributed to the variance.


      Interest credited increased by $127 million, or 21%, to $724 million for the three months ended June 30, 2000 from $597 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited increased by $26 million, or 4%. This increase was primarily due to increases in Institutional Business of $15 million, or 6%, and in Individual Business of $10 million, or 3%. The increase in Institutional Business was primarily due to growth in this segment's bank-owned life insurance business and increases in the cash values of executive and corporate-owned universal life plans. The increase in Individual Business was primarily due to an increase in crediting rates on annuity and investment products.

      Policyholder dividends increased by $111 million, or 28%, to $513 million for the three months ended June 30, 2000 from $402 million for the comparable 1999 period. Excluding the acquisition of GenAmerica, policyholder dividends increased by $59 million, or 15%. This increase was primarily due to increases in Institutional Business of $41 million, or 195%, and in Individual Business of $10 million, or 3%. Policyholder dividends vary from period to period based on participating group and traditional individual life insurance contract experience.

      Other expenses increased by $447 million, or 22%, to $2,448 million for the three months ended June 30, 2000 from $2,001 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred policy acquisition and value of business acquired costs, other expenses increased by $429 million, or 21%, to $2,511 million in 2000 from $2,082 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $46 million, or 2%. This increase was primarily attributable to increases in International of $340 million, or 430%, Institutional Business of $106 million, or 32%, Auto & Home of $76 million, or 70%, and Individual Business of $37 million, or 5%, partially offset by a decrease in Corporate of $537 million, or 77%. The increase in International was primarily due to payments of $327 million made to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of our Canadian operations in 1998. The increase in Institutional Business was primarily due to costs incurred in connection with initiatives that focused on improving our service delivery capabilities through investments in technology, as well as a $32 million increase in volume-related expenses related to premium growth. The increase in Auto & Home was primarily due to the St. Paul acquisition. The increase in Individual Business was primarily due to a $28 million increase in the broker dealer and other subsidiaries commensurate with the increase in other revenues discussed above and a $38 million increase in expenses associated with the Company's securities lending program, partially offset by a $24 million decrease in general administrative expenses.

The decrease in Corporate was primarily due to a $499 million charge in 1999 principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs.

      Deferred policy acquisition and value of business acquired costs are principally amortized in proportion to gross margins or profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased to $439 million for the three months ended June 30, 2000 from $277 million for the 1999 comparable period, while amortization of deferred policy acquisition and value of business acquired costs increased to $375 million in 2000 from $202 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs increased to $359 million in 2000 from $277 million in 1999 while amortization of deferred policy acquisition and value of business acquired costs increased to $342 million in 2000 from $202 million in 1999. Amortization of deferred policy acquisition and value of business acquired costs of $376 million and $196 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition and value of business acquired costs of $345 million and $196 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. The increase in amortization of deferred policy acquisition and value of business acquired costs allocated to other expenses was primarily attributable to Auto & Home and the Individual Business segment. Auto & Home increased to $135 million in 2000 from $42 million in 1999, primarily due to the St. Paul acquisition. Individual Business increased to $186 million in 2000 from $135 million in 1999, primarily due to refinements in the calculation of estimated gross margins and profits as well as the acceleration of the recognition of unearned fees in connection with a product replacement program discussed above.

      Income tax expense for the three months ended June 30, 2000 was $178 million, or 93% of income before provision (benefit) for income taxes and extraordinary item compared with an income tax benefit of $3, or 3%, for the comparable 1999 period. The 2000 effective tax rate differs from the corporate tax rate of 35% primarily due to payments made to former Canadian policyholders in connection with the demutualization. The 1999 effective rate differs from the corporate tax rate of 35% primarily due to the impact of surplus tax. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

      Demutualization expenses, net of income taxes, were $129 million and $36 million for the three months ended June 30, 2000 and 1999, respectively. These costs related to the Company's demutualization efforts.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

      Premiums increased by $2,191 million, or 38%, to $7,977 million for the six months ended June 30, 2000 from $5,786 million for the comparable 1999 period, primarily due to the acquisition of GenAmerica on January 6, 2000. Excluding the impact of this acquisition, premiums increased by $1,220 million, or 21%. This increase was attributable to Institutional Business, Auto & Home and International. The increase of $574 million, or 21%, in Institutional Business was primarily due to an increase in non-medical health premiums due to higher sales and improved policyholder retention in this segment's dental and disability businesses and the acquisition of the Lincoln National disability income business in November 1999. In addition, significant premiums received from existing group life and retirement and savings customers in 2000 contributed to the variance. The increase of $574 million, or 79%, in Auto & Home was primarily due to the St. Paul acquisition, representing $520 million of the premiums, as well as growth in this segment's standard auto business. The increase of $82 million, or 35%, in International was primarily due to overall growth in Mexico, Taiwan, Korea and Spain.

      Universal life and investment-type product policy fees increased by $266 million, or 41%, to $917 million for the six months ended June 30, 2000 from $651 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $142 million, or 22%. This increase was almost entirely attributable to a $136 million, or 36%, increase in Individual Business, which was primarily due to increased sales of variable life products, continued growth in separate account assets and the acceleration of the recognition of unearned fees in connection with a universal life product replacement program.

      Net investment income increased by $902 million, or 19%, to $5,708 million for the six months ended June 30, 2000 from $4,806 million in 1999. Excluding the impact of the GenAmerica acquisition, net investment income increased by $355 million, or 7%. This increase was primarily due to higher income from (i) fixed maturities of $239 million, or 7%, (ii) mortgage loans on real estate of $71 million, or 10%, (iii) real estate and real estate joint ventures income, after investment expenses and depreciation, of $55 million, or 21% and (iv) policy loans of $4 million, or 2%, and (v) cash and short-term investments of $50 million, or 70%. These increases were partially offset by reduced income in
(i) equity securities and other limited partnership interests of $41 million, or 24%, and (ii) other investment income of $15 million, or 39%, as well as higher investment expenses of $8 million, or 1%.

      Other revenues increased by $294 million, or 28%, to $1,342 million for the six months ended June 30, 2000 from $1,048 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $112 million, or 11%, primarily due to increases of $64 million, or 25%, in Individual Business and $46 million, or 15%, in Institutional Business. The increase in Individual Business was primarily due to continued growth in this segment's broker dealer and other subsidiaries. The increase in Institutional Business was primarily due to strong sales growth in this segment's dental and disability administrative services businesses and higher management fees from group life insurance separate accounts.

      The Company's realized investment gains and losses are net of related policyholder amounts. The amounts netted against realized investment gains and losses are (i) amortization of deferred policy acquisition and value of business acquired costs attributable to the increase or decrease in product gross margins or profits resulting from realized investment gains and losses, (ii) additional policyholder liabilities, which are required when investment gains are realized and the Company reinvests the proceeds in lower yielding assets ("loss recognition"), and (iii) liabilities for those participating contracts in which the policyholders' accounts are increased or decreased by the related investment gains or losses.

      Net realized investment losses increased by $12 million, or 8%, to $167 million for the six months ended June 30, 2000 from $155 million for the comparable 1999 period. This increase reflected total gross realized investment losses of $184 million, a decrease of $11 million, or 6%, from $195 million in 1999, before the offsets for the amortization of deferred policy acquisition and value of business acquired costs of $16 million and $24 million, changes in the policyholder dividend obligation of $(7) and $0 and credits to participating contracts of $8 million and $16 million related to assets sold in 2000 and 1999, respectively. Excluding the impact of the GenAmerica acquisition, net realized investment losses increased by $13 million, or 8%. Net realized investment losses reflect the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets.

      The Company believes the policy of netting related policyholder amounts against realized investment gains and losses provides important information in evaluating its operating performance. Realized investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its consolidated statements of operations to easily exclude realized investment gains and losses and the related effects on the consolidated statements of operations when evaluating its operating performance. The Company's presentation of realized investment gains and losses net of policyholder amounts may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of operations may not be comparable with amounts reported by other insurers.

      Policyholder benefits and claims increased by $1,881 million, or 29%, to $8,281 million for the six months ended June 30, 2000 from $6,400 million for the comparable 1999 period. This increase reflected total gross policyholder benefits and claims of $8,280 million, an increase of $1,896 million from $6,384 million in 1999, before the offsets for participating contractholder accounts of $1 million and $16 million directly related to net realized investment gains and losses for the six months ended June 30, 2000 and 1999, respectively. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased $1,020 million, or 16%. This increase was primarily due to increases of $533 million, or 16%, in Institutional Business and $463 million, or 85%, in Auto & Home. The Institutional Business increase was primarily due to overall growth within this segment's group dental and disability businesses as well as the acquisition of the individual disability income business of Lincoln National in November 1999. In addition, policyholder benefits and claims related to the group life and retirement and savings businesses increased commensurate with the premium variance discussed above. The increase in Auto & Home was primarily due to the St. Paul acquisition ($395 million) as well as increased volume and higher catastrophe losses and expenses in this segment's homeowners business. In addition, a 7% increase in the number of auto policies in force, as well as higher costs due to an increase in the use of original equipment manufacturer parts and higher labor rates contributed to the variance.

      Interest credited increased by $214 million, or 18%, to $1,421 million for the six months ended June 30, 2000 from $1,207 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited increased by $19 million, or 2%. This increase was almost entirely attributable to a $19 million, or 3%, increase in Individual Business, primarily due to an increase in policyholder account balances as well as an increase in crediting rates on annuity and investment products.

      Policyholder dividends increased by $197 million, or 25%, to $981 million for the six months ended June 30, 2000 from $784 million for the comparable 1999 period. Excluding the acquisition of GenAmerica, policyholder dividends increased by $93 million, or 12%. This increase was primarily due to increases of $43 million, or 116%, in Institutional Business and $35 million, or 5%, in Individual Business. Policyholder dividends vary from period to period based on participating group and traditional individual life insurance contract experience.

      Other expenses increased by $1,006 million, or 29%, to $4,427 million for the six months ended June 30, 2000 from $3,421 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred policy acquisition and value of business acquired costs, other expenses increased by $1,031 million, or 29%, to $4,561 million in 2000 from $3,530 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $353 million, or 10%. This increase was primarily attributable to increases in International of $357 million, or 253%, Auto & Home of $200 million, or 95%, Individual Business of $186 million, or 14%, and Institutional of $117 million, or 17%. These increases were partially offset by a $539 million, or 64%, decrease in Corporate. The increase in International was primarily due to payments made to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial potion of our Canadian operations in 1998 of $327 million. The increase in Auto & Home was primarily due to the St. Paul acquisition. The increase in Individual Business was primarily due to a $72 million increase in the broker dealer and other subsidiaries commensurate with the increase in other revenues discussed above and a $79 million increase in expenses associated with the Company's securities lending program. The increase in Institutional Business was primarily due to costs incurred in connection with initiatives that focused on improving our service delivery capabilities through investments in technology as well as a $37 million increase in volume-related expenses related to premium growth. The decrease in Corporate was primarily due to a $499 million charge in 1999 principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs.

      Deferred policy acquisition and value of business acquired costs principally amortized in proportion to gross margins or profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition and value of business acquired costs increased to $832 million for the six months ended June 30, 2000 from $516 million for the 1999 comparable period while amortization of deferred policy acquisition and value of business acquired costs increased to $682 million in 2000 from $383 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs increased to $694 million in 2000 from $516 in 1999 while amortization of deferred policy acquisition and value of business acquired costs increased to $615 million in 2000 from $383 million in 1999. Amortization of deferred policy acquisition and value of business acquired costs of $698 million and $407 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred acquisition and value of business acquired costs of $635 million and $407 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. The increase in amortization of deferred policy acquisition and value of business acquired costs allocated to other expenses was primarily attributable to Auto & Home and the Individual Business segment. Auto & Home increased to $211 million in 2000 from $83 million in 1999, primarily due to the St. Paul acquisition. Individual Business increased to $380 million in 2000 from $289 million in 1999, primarily due to refinements in the calculation of estimated gross margins and profits as well as the acceleration of the recognition of unearned fees in connection with a product replacement program discussed above.

      Income tax expense for the six months ended June 30, 2000 was $376 million, or 56% of income before provision for income taxes and extraordinary item compared with $171 million, or 53%, for the comparable 1999 period. The 2000 effective tax rate differs from the corporate tax rate of 35% due to payments made in the second quarter of 2000 to former Canadian policyholders in connection with the demutualization as well as the impact of surplus tax. The 1999 effective rate differs from the corporate tax rate of 35% primarily due to the impact of surplus tax. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

      Demutualization expenses, net of income taxes, were $170 million and $44 million for the six months ended June 30, 2000 and 1999, respectively. These costs related to the Company's demutualization efforts.

INDIVIDUAL BUSINESS

      The following table presents summary consolidated financial information for Individual Business for the periods indicated:



                                                                             FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                                         -------------------------     ----------------------
                                                                             2000         1999             2000       1999
                                                                         -----------   ----------      ---------   ----------
                                                                                          (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                 $   1,135      $  1,050        $  2,253   $   2,068
Universal life and investment-type product policy fees                         301           177             620         381
Net investment income                                                        1,598         1,329           3,176       2,601
Other revenues                                                                 190           159             404         260
Net realized investment gains (losses)                                         (18)           41             (57)         23
                                                                         -----------   ----------      ---------   ----------
                                                                             3,206         2,756           6,396       5,333
                                                                         -----------   ----------      ---------   ----------

EXPENSES
Policyholder benefits and claims                                             1,224         1,167           2,409       2,224
Interest credited to policyholder account balances                             416           331             828         668
Policyholder dividends                                                         437           375             875         736
Other expenses                                                                 851           641           1,736       1,223
                                                                         -----------   ----------      ---------   ----------
                                                                             2,928         2,514           5,848       4,851
                                                                         -----------   ----------      ---------   ----------
Income before provision for income taxes                                       278           242             548         482
Provision for income taxes                                                      96            81             193         158
                                                                         -----------   ----------      ---------   ----------
Net income                                                               $     182      $    161        $    355   $     324
                                                                         ===========   ==========      =========   ==========


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999 - INDIVIDUAL BUSINESS

      Premiums increased by $85 million, or 8%, to $1,135 million for the three months ended June 30, 2000 from $1,050 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums decreased by $13 million, or 1%. Premiums from insurance products decreased $10 million, or 1% to $1,021 million in 2000 compared to $1,031 million in 1999. This decrease was primarily due to a decline in sales of traditional life insurance policies, which reflected a continued shift in policyholders' preferences from those policies to variable life products. Premiums from annuity and investment products decreased by $3 million, or 16%, to $16 million in 2000 from $19 million in 1999, primarily due to a decrease in sales of immediate annuity products.

      Universal life and investment-type product policy fees increased by $124 million, or 70%, to $301 million for the three months ended June 30, 2000 from $177 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type increased by $71 million, or 40%. Policy fees from insurance products increased by $48 million, or 47%, to $150 million in 2000 from $102 million in 1999. This increase was primarily due to higher sales of variable life products and continued growth in separate accounts, reflecting a continued shift in customer preferences from traditional life products. This increase also reflects the continued acceleration in the recognition of unearned fees in connection with a product replacement program for universal life policies initiated in the first quarter of 2000. Policy fees from annuity and investment products increased by $23 million, or 31%, to $98 million in 2000 from $75 million in 1999, primarily due to this segment's growing block of separate account assets.

      Other revenues increased by $31 million, or 19%, to $190 million for the three months ended June 30, 2000 from $159 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $9 million, or 6%. Other revenues for insurance products increased by $8 million, or 6%, to $159 million in 2000 from $151 million in 1999. This increase was primarily attributable to higher commission and fee income associated with increased sales in our broker dealer and other subsidiaries. Other revenues for annuity and investment products increased $1 million, or 13% to $9 million in 2000 from $8 million in 1999, primarily due to an increase in investment advisory fees associated with the growth of our variable annuity separate accounts.

      Policyholder benefits and claims increased $57 million, or 5%, to $1,224 million for the three months ended June 30, 2000 from $1,167 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims decreased by $40 million, or 3%. Policyholder benefits and claims for insurance products remained essentially unchanged at $1,085 million in 2000 compared with $1,084 million in 1999. Policyholder benefits and claims for annuity and investment products decreased by $41 million, or 49%, to $42 million in 2000 from $83 million in 1999. This decrease was primarily due to the refinement of reserve estimates in the second quarter of 1999 as well as a decrease in premiums as discussed above.

      Interest credited to policyholder account balances increased by $85 million, or 26%, to $416 million for the three months ended June 30, 2000 from $331 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited increased by $10 million, or 3%, primarily due to an increase in crediting rates on annuity and investment products.

      Policyholder dividends increased by $62 million, or 17%, to $437 million for the three months ended June 30, 2000 from $375 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder dividends increased by $10 million, or 3%. This increase was due to growth in cash values of policies associated with this segment's large block of traditional individual life insurance business.

      Other expenses increased by $210 million, or 33%, to $851 million for the three months ended June 30, 2000 from $641 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred policy acquisition and value of business acquired costs which are discussed below, other expenses increased by $145 million, or 21%, to $850 million in 2000 from $705 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $37 million, or 5%. Other expenses related to insurance products increased by $32 million, or 6%, to $585 million in 2000 from $553 million in 1999. This increase was primarily due to a $28 million increase in the broker dealer and other subsidiaries commensurate with the increase in other revenues discussed above and a $33 million increase in expenses associated with the Company's securities lending program, partially offset by a $24 million decrease in general and administrative expenses. Other expenses related to annuity and investment products increased $5 million, or 3%, to $157 million in 2000 from $152 million in 1999, primarily due to an increase in expenses associated with the Company's securities lending program.

      Deferred policy acquisition and value of business acquired costs are principally amortized in proportion to gross margins or gross profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased $22 million to $221 million in 2000 from $199 million in 1999 while total amortization of deferred policy acquisition and value of business acquired costs increased $80 million to $220 million in 2000 from $140 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs decreased by $4 million, or 2% while total amortization of deferred policy acquisition and value of business acquired costs increased $42 million. Amortization of deferred policy acquisition and value of business acquired costs of $222 million and $135 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition and value of business acquired costs of $186 million and $135 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Amortization of deferred policy acquisition and value of business acquired costs allocated to other expenses related to insurance products increased $51 million to $135 million in 2000 from $84 in 1999. This increase was due to refinements in the calculation of estimated gross margins and profits as well as the acceleration of the recognition of unearned fees in connection with the product replacement program discussed above. Amortization of deferred acquisition costs and value of business acquired allocated to other expenses related to annuity products and investment products were unchanged at $51 million in 2000 and 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999 -INDIVIDUAL BUSINESS

      Premiums increased by $185 million, or 9%, to $2,253 million for the six months ended June 30, 2000 from $2,068 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums decreased by $22 million, or 1%. Premiums from insurance products decreased by $26 million, or 1%, to $2,007 million in 2000 compared to $2,033 million in 1999. This decrease was primarily due to a decline in sales of traditional life insurance policies which reflected a continued shift in policyholders' preferences from those policies to variable life products. Premiums from annuity and investment products increased by $4 million, or 11%, to $39 million in 2000 from $35 million in 1999. This increase was primarily due to an increase in sales of supplementary contracts.

      Universal life and investment-type product policy fees increased by $239 million, or 63%, to $620 million for the six months ended June 30, 2000 from $381 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment type fees increased by $136 million, or 36%. Policy fees from insurance products increased by $91 million, or 39%, to $322 million in 2000 from $231 million in 1999, primarily due to increased sales of variable life products and continued growth in separate accounts, reflecting a continued shift in customer preferences from traditional life products. This increase also reflects the acceleration of the recognition of unearned fees in connection with a product replacement program related to universal life policies. Policy fees from annuity and investment products increased by $45 million, or 30%, to $195 million in 2000 from $150 million in 1999, primarily due to this segment's growing block of separate account assets and stock market appreciation.

      Other revenues increased by $144 million, or 55%, to $404 million for the six months ended June 30, 2000 from $260 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $64 million, or 25%. Other revenues for insurance products increased by $60 million, or 24%, to $307 million in 2000 from $247 million in 1999. This increase was primarily attributable to higher commission and fee income associated with increased sales in our broker dealer and other subsidiaries. Other revenues for annuity products increased by $4 million, or 31%, to $17 million in 2000 from $13 million in 1999, primarily due to an increase in investment advisory fees associated with the growth of variable annuity separate accounts.

      Policyholder benefits and claims increased $185 million, or 8%, to $2,409 million for the six months ended June 30, 2000 from $2,224 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims decreased by $47 million or 2%. Policyholder benefits and claims for insurance products decreased by $39 million, or 2%, to $2,089 million in 2000 from $2,128 million in 1999. This decrease was primarily due to improved mortality and morbidity experience in the existing block of traditional life policyholder liabilities. Policyholder benefits and claims for annuity and investment products decreased by $8 million, or 8%, to $88 million in 2000 from $96 million in 1999. This decrease was primarily due to refinements in reserve estimates in the second quarter of 1999.

      Interest credited to policyholder account balances increased by $160 million, or 24%, to $828 million for the six months ended June 30, 2000 from $668 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credits increased by $19 million, or 3%. Interest on insurance products increased by $11 million, or 5%, to $214 million in 2000 from $203 million in 1999, primarily due to an increase in policyholder account balances. Interest on annuity and investment products increased by $8 million, or 2%, to $473 million in 2000 from $465 million in 1999, primarily attributable to an increase in crediting rates.

      Policyholder dividends increased by $139 million, or 19%, to $875 million for the six months ended June 30, 2000 from $736 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder dividends increased by $35 million, or 5%. This increase was due to the growth in cash values of policies associated with this segment's large block of traditional individual life insurance business.

     Other expenses increased by $513 million, or 42%, to $1,736 million for the six months ended June 30, 2000 from $1,223 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred policy acquisition and value of business acquired costs which are discussed below, other expenses increased by $421 million, or 32%, to $1,733 million in 2000 from $1,312 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $186 million, or 14%. Other expenses related to insurance products increased by $144 million, or 14%, to $1,164 million in 2000 from $1,020 million in 1999. This increase was primarily due to a $72 million increase in the broker dealer and other subsidiaries commensurate with the increase in other revenues discussed above and a $62 million increase in expenses associated with the Company's securities lending program. Other expenses related to annuity and investment products increased $42 million, or 14%, to $334 million in 2000 from $292 million in 1999. This increase was primarily due to a $17 million increase in expenses associated with the Company's securities lending program and a $23 million increase in commission expense arising from higher sales of variable annuities.

      Deferred policy acquisition and value of business acquired costs are principally amortized in proportion to gross margins or gross profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased $61 million to $439 million in 2000 from $378 million in 1999 while total amortization of deferred policy acquisition and value of business acquired costs increased $160 million to $425 million in 2000 from $265 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred acquisition costs increased by $14 million, or 4% while total amortization of deferred policy acquisition and value of business acquired costs increased $94 million. Amortization of deferred policy acquisition and value of business acquired costs of $442 million and $289 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition and value of business acquired costs of $380 million and $289 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Amortization of deferred policy acquisition and value of business acquired costs allocated to other expenses related to insurance products increased $74 million to $278 million in 2000 from $204 in 1999. This increase was due to refinements in the calculation of estimated gross margins and profits as well as the acceleration of the recognition of unearned fees in connection with the product replacement program discussed above. Amortization of deferred policy acquisition and value of business acquired costs allocated to other expenses related to annuity products and investment products increased $17 million to $102 million in 2000 compared to $85 million in 1999. This increase was related to refinements in the calculation of estimated gross profits.

INSTITUTIONAL BUSINESS

      The following table presents summary consolidated financial information for Institutional Business for the periods as indicated:


                                                                       FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                                     ----------------------    -----------------------
                                                                        2000         1999          2000         1999
                                                                     ---------    ---------    ----------  -----------
                                                                                   (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $  1,784    $   1,327      $  3,377     $  2,754
Universal life and investment-type product policy fees                   136          122           273          249
Net investment income                                                    954          984         1,882        1,898
Other revenues                                                           172          172           355          305
Net realized investment losses                                           (25)         (60)          (41)         (72)
                                                                    --------    ---------      --------     --------
                                                                       3,021        2,545         5,846        5,134
                                                                    --------    ---------      --------     --------
EXPENSES
Policyholder benefits and claims                                       2,043        1,712         4,016        3,420
Interest credited to policyholder account balances                       267          255           514          513
Policyholder dividends                                                    63           21            81           37
Other expenses                                                           440          335           826          710
                                                                    --------    ---------      --------     --------
                                                                       2,813        2,323         5,437        4,680
                                                                    --------    ---------      --------     --------


Income before provision for income taxes                                 208          222           409          454
Provision for income taxes                                                77           80           148          168
                                                                    --------    ---------      --------     --------
Net income                                                          $    131    $     142      $    261     $    286
                                                                    ========    =========      ========     ========



THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999 -- INSTITUTIONAL BUSINESS

      Premiums increased by $457 million, or 34%, to $1,784 million for the three months ended June 30, 2000 from $1,327 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums increased by $431 million, or 32%, to $1,758 million in 2000 from $1,327 million in 1999. Group insurance premiums increased by $309 million, or 25%, to $1,530 million in 2000 from $1,221 million in 1999. This increase was primarily due to strong sales and continued favorable policyholder retention in this segment's dental and disability businesses and $89 million of additional insurance coverages purchased by existing customers with funds received in the demutualization. In addition, significant premiums received from several existing group life customers in 2000 and the acquisition of the Lincoln National disability income business in November 1999 contributed to the variance. Retirement and savings premiums increased by $122 million, or 115%, to $228 million in 2000 from $106 million in 1999, primarily due to significant premiums received from existing customers in 2000.

      Universal life and investment-type product policy fees increased by $14 million, or 11%, to $136 million for the three months ended June 30, 2000 from $122 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $5 million, or 4%, to $127 million in 2000 from $122 million in 1999. This increase reflected growth in our group universal life products.

      Other revenues remained unchanged at $172 million for the three months ended June 30, 2000 and 1999. Excluding the impact of the GenAmerica acquisition, other revenues decreased by $2 million, or 1%, to $170 million in 2000 from $172 million in 1999. Group insurance increased by $4 million, or 5%, to $86 million in 2000 from $82 million in 1999. This increase was primarily due to sales growth in this segment's dental and disability administrative services businesses. Retirement and savings other revenues decreased by $6 million, or 7%, to $84 million in 2000 from $90 million in 1999, primarily due to lower administrative fees from separate accounts and defined contribution record-keeping services.

      Policyholder benefits and claims increased by $331 million, or 19%, to $2,043 million for the three months ended June 30, 2000 from $1,712 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased by $295 million, or 17%, to $2,007 million in 2000 from $1,712 million in 1999. Group life increased by $36 million, or 4%, to $931 million in 2000 from $895 million in 1999, primarily due to growth in the business commensurate with the increase in premiums discussed above. Non-medical health increased by $156 million, or 47%, to $491 million in 2000 from $335 million in 1999, due to significant growth in this segment's dental and disability insurance businesses as well as the acquisition of Lincoln National's individual disability income business discussed above. Retirement and savings increased by $103 million, or 21%, to $585 million in 2000 from $482 million in 1999, commensurate with the premium variance discussed above.

      Interest credited to policyholder account balances increased by $12 million, or 5%, to $267 million for the three months ended June 30, 2000 from $255 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $15 million, or 6%, to $270 million in 2000 from $255 million in 1999. Group life insurance increased by $19 million, or 19%, to $120 million in 2000 from $101 million in 1999. This increase was primarily due to growth in the bank-owned life insurance business and increases in the cash values of executive and corporate-owned universal life plans. In addition, an increase in funding agreements, resulting from the reinvestment of cash received in connection with the demutualization, contributed to the variance. Retirement and savings decreased by $4 million, or 3%, to $150 million in 2000 from $154 million in 1999, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives.

      Policyholder dividends increased by $42 million, or 200%, to $63 million for the three months ended June 30, 2000 from $21 million for the comparable 1999 period. Policyholder dividends vary from period to period based on participating group insurance contract experience.

      Other expenses increased by $105 million, or 31%, to $440 million for the three months ended June 30, 2000 from $335 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, expenses increased by $94 million, or 28%, to $429 million for the three months ended June 30, 2000 from $335 million in 1999. Other expenses related to group insurance increased by $77 million, or $35%, to $294 million in 2000 from $217 in 1999. Other expenses related to group life increased by $53 million, or 78%, to $121 million in 2000 from $68 million in 1999. Other expenses related to group non-medical health increased by $24 million, or 16%, to $173 million in 2000 from $149 million in 1999. Other expenses related to retirement and savings increased by $17 million, or 14%, to $135 million in 2000 from $118 million in 1999. These increases were primarily due to costs incurred in connection with initiatives that focused on improving our service delivery capabilities through investments in technology as well as a $32 million increase in volume-related expenses related to premium growth. Volume-related expenses include premium taxes, separate account investment management expenses and commissions.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999
- INSTITUTIONAL BUSINESS

      Premiums increased by $623 million, or 23%, to $3,377 million for the six months ended June 30, 2000 from $2,754 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums increased by $574 million, or 21%, to $3,328 million in 2000 from $2,754 million in 1999. Group insurance premiums increased by $406 million, or 16%, to $2,947 million in 2000 from $2,541 million in 1999. This increase was primarily due to strong sales and continued favorable policyholder retention in this segment's dental and disability businesses and $89 million of additional insurance coverages purchased by existing customers with funds received in the demutualization. In addition, significant premiums received from several existing group life customers in 2000 and the acquisition of the Lincoln National disability income business in November 1999 contributed to the variance. Retirement and savings premiums increased by $168 million, or 79%, to $381 million in 2000 from $213 million in 1999, primarily due to significant premiums received from existing customers in 2000.

      Universal life and investment-type product policy fees increased by $24 million, or 10%, to $273 million for the six months ended June 30, 2000 from $249 million for the comparable 1999 period, primarily due to the acquisition of GenAmerica. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $4 million, or 2%, to $253 million in 2000 from $249 million in 1999. This increase reflected growth in our group universal life products.

      Other revenues increased by $50 million, or 16%, to $355 million for the six months ended June 30, 2000 from $305 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $46 million, or 15%, to $351 million in 2000 from $305 million in 1999. Group insurance increased by $44 million, or 32%, to $183 million in 2000 from $139 million in 1999. This increase was primarily due to strong sales growth in this segment's dental and disability administrative services businesses and higher management fees from group life insurance separate accounts. Retirement and savings other revenues were essentially unchanged at $168 million in 2000 compared with $166 million in 1999.

      Policyholder benefits and claims increased by $596 million, or 17%, to $4,016 million for the six months ended June 30, 2000 from $3,420 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased by $533 million, or 16%, to $3,953 million in 2000 from $3,420 million in 1999. Group life increased by $68 million, or 4%, to $1,895 million in 2000 from $1,827 million in 1999, primarily due to overall growth in the business, commensurate with the premium variance discussed above. Non-medical health increased by $298 million, or 46%, to $947 million in 2000 from $649 million in 1999, due to significant growth in this segment's dental and disability insurance businesses as well as the acquisition of Lincoln National's individual disability income business discussed above. Retirement and savings increased by $167 million, or 18%, to $1,111 million in 2000 from $944 million in 1999 commensurate with the premium variance discussed above.

      Interest credited to policyholder account balances were essentially unchanged at $514 million for the six months ended June 30, 2000 compared with $513 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances decreased by $1 million to $512 million in 2000 from $513 million in 1999. Group life insurance increased by $29 million, or 15%, to $224 million in 2000 from $195 million in 1999. This increase was primarily due to growth in the bank-owned life insurance business and increases in the cash values of executive and corporate-owned universal life plans. In addition, an increase in funding agreements, resulting from the reinvestment of cash received in connection with the demutualization, contributed to the variance. Retirement and savings decreased by $30 million, or 9%, to $288 million in 2000 from $318 million in 1999, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives.

      Policyholder dividends increased by $44 million, or 119%, to $81 million for the six months ended June 30, 2000 from $37 million for the comparable 1999 period. Policyholder dividends vary from period to period based on participating group insurance contract experience.

      Other expenses increased by $116 million, or 16%, to $826 million for the six months ended June 30, 2000 from $710 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, expenses increased by $95 million, or 13%, to $805 million in 2000 compared with $710 million in 1999. Other expenses related to group insurance increased by $79 million, or $17%, to $545 million in 2000 from $466 million in 1999. Other expenses related to group life increased by $49 million, or 30%, to $214 million in 2000 from $165 million in 1999. Other expenses related to group non-medical health increased by $30 million, or 10%, to $331 million in 2000 from $301 million in 1999. Other expenses related to retirement and savings increased $16 million, or 7%, to $260 million in 2000 from $244 million in 1999. These increases were primarily due to costs incurred in connection with initiatives that focused on improving our service delivery capabilities through investments in technology as well as a $37 million increase in volume-related expenses related to premium growth. Volume-related expenses include premium taxes, separate account investment management expenses and commissions.

REINSURANCE


      As a result of the acquisition of GenAmerica on January 6, 2000, MetLife beneficially owns approximately 58% of Reinsurance Group of America, Incorporated ("RGA"). RGA, through its subsidiaries RGA Reinsurance Company and RGA Life Reinsurance Company of Canada, is among the largest providers of life reinsurance in North America. In addition to its North American operations, RGA has subsidiary companies or branch offices in Argentina, Australia, Barbados, Bermuda, Hong Kong, Japan, Taiwan, South Africa, and the United Kingdom. Worldwide, RGA has over $480 billion of life reinsurance in force and assets of $5.8 billion.

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

   The following table presents summary consolidated financial information for Reinsurance for the periods indicated:



                                                           FOR THE THREE          FOR THE SIX
                                                           MONTHS ENDED          MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                           -------------        --------------
                                                               2000                  2000
                                                           -------------        --------------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                   $        370           $       728
Net investment income                                                95                   183
Other revenues                                                        9                    11
Net realized investment losses                                       (2)                   (3)
                                                           -------------        --------------
                                                                    472                   919
                                                           -------------        --------------

EXPENSES
Policyholder benefits and claims                                    289                   574
Interest credited to policyholder account balances                   28                    51
Policyholder dividends                                                5                    10
Other expenses                                                      113                   198
                                                           -------------        --------------
                                                                    435                   833
                                                           -------------        --------------

Income before provision for income taxes                             37                    86
Provision for income taxes                                            3                    22
Minority interest                                                    27                    36
                                                           -------------        --------------

Net income                                                 $          7           $        28
                                                           =============        ==============



THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 - REINSURANCE

   Revenues were $472 million and $919 million for the three months and six months ended June 30, 2000, respectively. Reinsurance revenues are primarily derived from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

   Expenses were $435 million and $833 million for the three months and six months ended June 30, 2000, respectively. Policy benefits and claims were 78.1% and 78.8% of premiums for the three months and six months ended June 30, 2000, respectively. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term. Underwriting, acquisition and insurance expenses, which are included in other expenses, were 21% and 18% of premiums for the three months and six months ended June 30, 2000, respectively. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured. Interest credited to policyholder account balances related to amounts credited on RGA's deposit type contracts and cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in cash values and changes in interest crediting rates.

   Minority interest reflects third-party ownership interests in RGA.

AUTO & HOME

   The following table presents summary consolidated financial information for Auto & Home for the periods indicated:




                                                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,            ENDED JUNE 30,
                                                               -----------------------    --------------------
                                                                  2000        1999          2000         1999
                                                               ---------   -----------    ---------   --------
                                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                        $    656    $     370     $   1,301     $  727
Net investment income                                                 47           22            83         44
Other revenues                                                         5            4            18          9
Net realized investment gains (losses)                                 1           (1)            6         (1)
                                                               ---------   -----------    ---------   --------
                                                                     709          395         1,408        779
                                                               ---------   -----------    ---------   --------

EXPENSES
Policyholder benefits and claims                                     531          273         1,010        547
Other expenses                                                       203          101           407        203
                                                               ---------   -----------    ---------   --------
                                                                     734          374         1,417        750
                                                               ---------   -----------    ---------   --------

Income (loss) before provision (benefit) for income taxes            (25)          21            (9)        29
Provision (benefit) for income taxes                                 (13)           3            (8)         4
                                                               ---------   -----------    ---------   --------
Net income (loss)                                               $    (12)   $      18     $      (1)    $   25
                                                               =========   ===========    =========   ========




THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999 - AUTO & HOME

   Premiums increased by $286 million, or 77%, to $656 million for the three months ended June 30, 2000 from $370 million for the 1999 comparable period, primarily due to the St. Paul acquisition. Excluding the impact of the St. Paul acquisition, premiums increased $25 million or 7%. Automobile premiums increased by $21 million, or 7%, to $324 million in 2000 from $303 million in 1999. This increase was primarily due to growth in our standard auto insurance book of business which was attributable to increased new business production and improved retention in the existing business. Policyholder retention in our standard auto business increased by 1% to 88%.

Homeowner premiums increased by $1 million or 2% to $65 million in 2000 from $64 million in 1999 due to an increase in policyholder retention of 1% to 90% in 2000 from 89% in 1999. Premiums from other personal lines increased to $6 million in 2000 from $3 million in 1999.

   Other revenues were essentially unchanged at $5 million for the three months ended June 30, 2000 compared with $4 million for the comparable 1999 period.

   Expenses increased by $360 million, or 96%, to $734 million for the three months ended June 30, 2000 from $374 million for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, expenses increased by $33 million or 9%, which resulted in an increase in the combined ratio to 103.3% in 2000 from 101.1% in 1999. This increase was primarily due to higher overall loss costs predominately in the homeowners line, as discussed below.

   Policyholder benefits and claims increased by $258 million, or 95%, to $531 million for the three months ended June 30, 2000 from $273 million for the comparable 1999 period. The auto loss ratio decreased to 76.0% in 2000 from 78.4% in 1999 while the homeowners loss ratio increased to 94.9% from 55.8% in 1999. The increase in the homeowners loss ratio was primarily due to higher catastrophe losses and expenses, predominately in the St. Paul book of business. Catastrophes, including multiple storms and the Cerro Grande Fire, represented 30.6% of homeowners premiums for the three months ended June 30, 2000 compared with 4.0% for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, policyholder benefits and claims increased by $32 million, or 12%. Auto policyholder benefits and claims increased by $11 million, or 5%, to $248 million in 2000 from $237 million in 1999, primarily due to a 7% increase in the number of policies in force, as well as increased costs due to an increase in the use of original equipment manufacturer parts and higher labor rates. Correspondingly, the auto loss ratio decreased to 76.6% in 2000 from 78.4% in 1999. Homeowners benefits and claims increased $18 million, or 50%, to $54 million in 2000 from $36 million in 1999, primarily due to increased volume of this book of business and increased catastrophe experience as discussed above. The homeowners loss ratio increased by 25.4% to 81.2% in 2000 from 55.8% in 1999. Other personal lines benefits and claims increased by $3 million to $3 million in 2000.

   Other expenses increased by $102 million, or 101%, to $203 million for the three months ended June 30, 2000 from $101 million for the comparable 1999 period, which resulted in an increase in our expense ratio to 30.9% in 2000 from 27.3% in 1999. Excluding the impact of the St. Paul acquisition, other expenses increased $1 million, or 1%, resulting in a decrease in the expense ratio to 26.1% in 2000 from 27.3% in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999
- AUTO & HOME

   Premiums increased by $574 million, or 79%, to $1,301 million for the six months ended June 30, 2000 from $727 million for the 1999 comparable period, primarily due to the St. Paul acquisition. Excluding the impact of the St. Paul acquisition, premiums increased $54 million or 7%. Automobile premiums increased by $34 million, or 6%, to $636 million in 2000 from $602 million in 1999. This increase was primarily due to growth in our standard auto insurance book of business which was attributable to increased new business production and improved retention in the existing business. Policyholder retention in our standard auto business increased 1% to 88%. Homeowner premiums increased by $12 million or 10% to $130 million in 2000 from $118 million in 1999 due to higher new business production and an increase in policyholder retention of 1% to 90% in 2000 from 89% in 1999. Premiums from other personal lines increased to $15 million in 2000 from $7 million in 1999.

   Other revenues increased by $9 million, or 100%, to $18 million for the three months ended June 30, 2000 from $9 million for the comparable 1999 period, primarily due to a revision of an estimate of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990.

   Expenses increased by $667 million, or 89%, to $1,417 million for the six months ended June 30, 2000 from $750 million for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, expenses increased by $81 million or 11%, which resulted in an increase in the combined ratio to 106.4% in 2000 from 103.1% in 1999. This increase was primarily due to higher overall loss costs predominately in the homeowners line, as discussed below.

   Policyholder benefits and claims increased by $463 million, or 85%, to $1,010 million for the six months ended June 30, 2000 from $547 million for the comparable 1999 period. The automobile loss ratio decreased to 76.0% in 2000 from 77.9% in 1999 while the homeowners loss ratio increased to 83.8% from 64.3% in 1999. The increase in the homeowners loss ratio was primarily due to higher catastrophe losses and expenses, predominately in the St. Paul book of business. Catastrophes, including multiple storms and the Cerro Grande Fire, represented 17.8% of homeowners premiums for the three months ended June 30, 2000 compared with 11.1% for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, policyholder benefits and claims increased by $68 million, or 12%. Auto policyholder benefits and claims increased by $38 million, or 8%, to $507 million in 2000 from $469 million in 1999, primarily due to a 7% increase in the number of policies in force, as well as increased costs due to an increase in the use of original equipment manufacturer parts and higher labor rates. Correspondingly, the auto loss ratio increased to 79.6% in 2000 from 77.9% in 1999. Homeowners benefits and claims increased $26 million, or 34%, to $102 million in 2000 from $76 million in 1999, primarily due to the increased volume of this book of business and increased catastrophe experience as discussed above. The homeowners loss ratio increased by 13.8% to 78.1% in 2000 from 64.3% in 1999. Other personal lines benefits and claims increased by $4 million to $6 million in 2000 from $2 million in 1999.

   Other expenses increased by $204 million, or 100%, to $407 million for the six months ended June 30, 2000 from $203 million for the comparable 1999 period, which resulted in an increase in our expense ratio to 31.3% in 2000 from 27.9% in 1999. Excluding the impact of the St. Paul acquisition, operating expenses increased by $13 million, or 6%, resulting in a slight decrease in our expense ratio to 27.7% in 2000 from 27.9% in 1999.

ASSET MANAGEMENT

   The following table presents summary consolidated financial information for Asset Management for the periods indicated:

                                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                               --------------------------    ---------------------------
                                                  2000            1999          2000            1999
                                               -----------    -----------    -----------     -----------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Net investment income                           $       21     $       20     $       42     $       38
Other revenues                                         218            196            434            403
                                               -----------    -----------    -----------     -----------
                                                       239            216            476            441

OTHER EXPENSES                                         210            179            412            365
                                               -----------    -----------    -----------     -----------

Income before provision for income taxes
   and minority interest                                29             37             64             76
Provision for income taxes                               7             10             18             20
Minority interest                                       11             13             24             28
                                               -----------    -----------    -----------     -----------
Net Income                                      $       11     $       14     $       22     $       28
                                               ===========    ===========    ===========     ===========


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999--ASSET MANAGEMENT

   Other revenues, which are primarily comprised of management and advisory fees, increased by $22 million, or 11%, to $218 million for the three months ended June 30, 2000 from $196 million for the comparable 1999 period, reflecting an overall increase in assets under management of $18 billion, or 9%, to $210 billion in 2000 from $192 billion in 1999. Excluding the impact of Conning, which was acquired as part of the GenAmerica acquisition, assets under management decreased $6 billion or 3%, to $186 billion in 2000 from $192 billion in 1999 primarily due to the reassignment of $4 billion of general account assets to in-house management in conjunction with the demutualization as well as a $1 billion decline in value style products. In connection with this decrease, other revenues decreased by $1 million, or 1%, to $195 million in 2000 from $196 million in 1999, primarily due to a change in asset mix from value style products to fixed income and other retail equity products. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

   Other expenses increased by $31 million, or 17%, to $210 million for the three months ended June 30, 2000 from $179 million for the comparable 1999 period. Excluding the impact of Conning, other expenses increased by $5 million, or 3%, to $184 million in 2000 from $179 million in 1999. Total compensation and benefits of $100 million consisted of approximately 56% base compensation and 44% variable compensation. Base compensation was essentially unchanged at $56 million in 2000 compared with $57 million in 1999. Variable compensation decreased by $2 million, or 4%, to $44 million in 2000 from $46 million in 1999. Variable incentive payments are based upon profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. In addition, general and administrative expenses increased $8 million, or 11%, to $84 million in 2000 from $76 million in 1999, primarily due to increased discretionary spending.

   Minority interest, reflecting third-party ownership interest in Nvest, decreased by $2 million, or 15%, to $11 million for the three months ended June 30, 2000 from $13 million for the comparable 1999 period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999--ASSET MANAGEMENT

   Other revenues, which are primarily comprised of management and advisory fees, increased by $31 million, or 8%, to $434 million for the six months ended June 30, 2000 from $403 million for the comparable 1999 period, reflecting an overall increase in assets under management of $18 billion, or 9%, to $210 billion in 2000 from $192 billion in 1999. Excluding the impact of Conning, which was acquired as part of the GenAmerica acquisition, assets under management decreased $6 billion or 3%, to $186 billion in 2000 from $192 billion in 1999, primarily due to the reassignment of $4 billion of general account assets to in-house management in conjunction with the demutualization as well as a $1 billion decline in value style products. In connection with this decrease, other revenues decreased by $11 million, or 3%, to $392 million in 2000 from $403 million in 1999, primarily due to a change in asset mix from value style products to fixed income and other retail equity products. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

   Other expenses increased by $47 million, or 13%, to $412 million for the six months ended June 30, 2000 from $365 million for the comparable 1999 period. Excluding the impact of Conning, other expenses increased by $3 million, or 1%, to $368 million in 2000 from $365 million in 1999. Total compensation and benefits of $206 million consisted of approximately 58% base compensation and 42% variable compensation. Base compensation increased by $6 million, or 5%, to $119 million in 2000 from $113 million in 1999, primarily due to annual salary increases and higher staffing levels. Variable compensation decreased by $9 million, or 9%, to $87 million in 2000 from $96 million in 1999. Variable incentive payments are based upon profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. In addition, general and administrative expenses increased $6 million, or 4%, to $162 million in 2000 from $156 million in 1999, primarily due to increased discretionary spending.

   Minority interest, reflecting third-party ownership interest in Nvest, decreased by $4 million, or 14%, to $24 million for the six months ended June 30, 2000 from $28 million for the comparable 1999 period.

INTERNATIONAL

   The following table presents summary consolidated financial information for International for the periods indicated:


                                                                  FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                               ----------------------    -----------------------
                                                                  2000         1999        2000         1999
                                                               ---------     --------    ----------    ---------
                                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                        $    173     $    123    $      319    $   237
Universal life and investment-type product policy fees                11           13            24         21
Net investment income                                                 63           53           128        101
Other revenues                                                         2            1             5          3
Net realized investment gains                                          7            2             8          6
                                                               ---------     --------    ----------    ---------
                                                                     256          192           484        368
                                                               ---------     --------    ----------    ---------

EXPENSES
Policyholder benefits and claims                                     147          107           272        209
Interest credited to policyholder account balances                    13           11            28         26
Policyholder dividends                                                 8            6            15         11
Payments to former Canadian policyholders                            327           --           327         --
Other expenses                                                        73           65           138        118
                                                               ---------     --------    ----------    ---------
                                                                     568          189           780        364
                                                               ---------     --------    ----------    ---------

Income (loss) before provision (benefit) for income taxes           (312)           3          (296)         4
Provision (benefit) for income taxes                                   1           (3)            7         (7)
                                                               ---------     --------    ----------    ---------
Net income (loss)                                               $   (313)    $      6    $     (303)   $    11
                                                               =========     ========    ==========     ========


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999 - INTERNATIONAL

   Premiums increased by $50 million, or 41%, to $173 million for the three months ended June 30, 2000 from $123 million for the three months ended June 30, 1999. Mexico's premiums increased by $19 million primarily due to several large group customers obtained in 2000. Taiwan's premiums increased by $15 million, primarily due to overall growth in the individual life business. Korea's premiums increased by $6 million, primarily due to improved policyholder retention, which increased to 78% in 2000 from 70% in 1999. Spain's premiums increased by $5 million, primarily due to increased sales from its joint venture partnership, principally in the direct auto business. Brazil and Argentina's premiums increased by $4 million and $2 million, respectively, primarily due to expanded business operations.

   Universal life and investment-type product policy fees decreased by $2 million, or 15%, to $11 million for the three months ended June 30, 2000 from $13 million for the comparable 1999 period, primarily due a shift in Spain's product mix to the unit-linked product that was introduced in the second quarter of 1999. This unit-linked product is similar to a variable universal life product in the United States.

   Other revenues were essentially unchanged at $2 million for the three months ended June 30, 2000 compared with $1 million for the comparable 1999 period.

   Policyholder benefits and claims increased by $40 million, or 37%, to $147 million for the three months ended June 30, 2000 from $107 million for the comparable 1999 period. Mexico, Taiwan and Korea increased by $16 million, $12 million and $5 million, respectively, commensurate with the overall premium growth discussed above. The remainder of the increase was primarily due to minor increases in several other countries.

   Interest credited to policyholder account balances increased by $2 million, or 18%, to $13 million for the three months ended June 30, 2000 from $11 million for the comparable 1999 period in line with increased account balances.

   Policyholder dividends increased by $2 million, or 33%, to $8 million for the three months ended June 30, 2000 from $6 million for the comparable 1999 period. These dividends vary from period to period based on the claims experience of participating insurance contracts.

   Payments of $327 million were made during the second quarter of 2000 to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of our Canadian operations in 1998.

   Other expenses increased by $8 million, or 12%, to $73 million for the three months ended June 30, 2000 from $65 million for the comparable 1999 period. The primary causes of this increase were higher sales commissions related to premium growth and higher business development costs in Brazil.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999
- INTERNATIONAL

   Premiums increased by $82 million, or 35%, to $319 million for the six months ended June 30, 2000 from $237 million for the comparable 1999 period. Mexico's premiums increased by $26 million, primarily due to several large group customers obtained in 2000. Taiwan's premiums increased by $24 million, primarily due to overall growth in the individual life business as well as an increase in group premiums as a result of a large group customer obtained in the third quarter of 1999. Korea's premiums increased by $13 million, primarily due to improved policyholder retention, which increased to 78% in 2000 from 70% in 1999. Spain's premiums increased by $12 million, primarily due to increased sales from its joint venture partnership, specifically in the agency and direct auto businesses. Brazil's premiums increased $6 million, primarily due to expanded business operations.

   Universal life and investment-type product policy fees increased by $3 million, or 14%, to $24 million for the six months ended June 30, 2000 from $21 million for the comparable 1999 period, primarily due to expanded business operations in Argentina.

   Other revenues were essentially unchanged at $5 million for the six months ended June 30, 2000 compared with $3 million for the comparable 1999 period.

   Policyholder benefits and claims increased by $63 million, or 30%, to $272 million for the six months ended June 30, 2000 from $209 million for the comparable 1999 period. Taiwan, Mexico and Korea increased by $23 million, $19 million and $9 million, respectively, commensurate with the overall premium growth discussed above. Spain increased by $5 million, primarily due to increases in auto premiums. The remainder of the increase was primarily due to minor increases in several other countries.

   Interest credited to policyholder account balances increased by $2 million, or 8%, to $28 million for the six months ended June 30, 2000 from $26 million for the comparable 1999 period in line with increased account balances.

   Policyholder dividends increased by $4 million, or 36%, to $15 million for the six months ended June 30, 2000 from $11 million for the comparable 1999 period. These dividends vary from period to period based on the claims experience of participating insurance contracts.

   Payments of $327 million were made during the second quarter of 2000 to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of our Canadian operations in 1998.

   Other expenses increased by $20 million, or 17%, to $138 million for the six months ended June 30, 2000 from $118 million for the comparable 1999 period. The primary causes of this increase were higher sales commissions related to premium growth and higher business development costs.

CORPORATE

   Total revenues for the Corporate segment, which consisted of net investment income and realized investment losses that were not allocated to other business segments, increased by $121 million, or 105%, to $236 million for the three months ended June 30, 2000 from $115 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, total revenues increased by $83 million, or 72%. This increase was primarily due to a $49 million increase in net investment income and a $40 million decrease in realized investment losses. These variances reflect the continuation of the Company's strategy to reposition its investment portfolio to provide a higher operating return on its invested assets. Total Corporate expenses decreased by $491 million, or 71%, to $203 million in 2000 from $694 million in 1999. Excluding the impact of the GenAmerica acquisition, total expenses decreased $537 million, or 77%. During 1999, the Company reported a $499 million charge principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. Demutualization expenses increased by $93 million, or 258%. This segment reported a net loss of $105 million for the three months ended June 30, 2000, compared with a net loss of $445 million for the comparable 1999 period, which was primarily attributable to the aforementioned events.

   Total revenues for the Corporate segment, which consisted of net investment income and realized investment losses that were not allocated to other business segments, increased by $124 million, or 60%, to $331 million for the six months ended June 30, 2000 from $207 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, total revenues increased by $72 million, or 35%. This increase was primarily due to a $65 million increase in net investment income and a $8 million decrease in realized investment losses. These variances reflect the continuation of the Company's strategy to reposition its investment portfolio to provide a higher operating return on its invested assets. Total Corporate expenses decreased by $472 million, or 56%, to $371 million in 2000 from $843 million in 1999. Excluding the impact of the GenAmerica acquisition, total expenses decreased by $539 million, or 64%. During 1999, the Company reported a $499 million charge principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. Demutualization expenses increased by $126 million, or 286%. This segment recorded a net loss of $225 million for the six months ended June 30, 2000, compared with a net loss of $522 million for the comparable 1999 period, which was primarily attributable to the aforementioned events.

LIQUIDITY AND CAPITAL RESOURCES


METLIFE, INC.

   The primary uses of liquidity of MetLife, Inc. include the payment of common stock dividends, interest payments on debentures issued to MetLife Capital Trust I and other debt servicing, contributions to subsidiaries and payment of general operating expenses. The primary source of MetLife's liquidity will be dividends it may receive from Metropolitan Life and the interest received from Metropolitan Life under the capital note described below. In addition, MetLife retained $340 million from the proceeds of the offerings and the private placements, which will be available to pay dividends to stockholders, make contributions to subsidiaries, make payments on the debentures issued to MetLife Capital Trust I and meet other obligations. MetLife's ability, on a continuing basis, to meet its cash needs depends primarily on the receipt of dividends and the interest on the capital note from Metropolitan Life.

   Under the New York Insurance Law, Metropolitan Life will be permitted to pay a stockholder dividend to MetLife only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its stockholders. The New York Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to MetLife, Inc. in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life may seek to pay. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends.

   The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, capital notes and surplus notes. Furthermore, although the impact cannot be determined at this time, the recent adoption of the Codification of Statutory Accounting Principles by the NAIC may reduce statutory surplus, thereby making the dividend limitation more restrictive.

   In connection with the contribution of the net proceeds from the initial public offering, the private placements and the offering of equity security units to Metropolitan Life as described in Note 2 of Notes to Unaudited Interim Condensed Consolidated Financial Statements, Metropolitan Life issued to MetLife a $1,006 8.00% mandatorily convertible capital note due 2005.

   The Superintendent approved the issuance of the capital note on April 4, 2000. If the payment of interest is prevented by application of the payment restrictions described above, the interest on the capital note will not be available as a source of liquidity for MetLife.

   Based on the historic cash flows and the current financial results of Metropolitan Life, subject to any dividend limitations which may be imposed upon Metropolitan Life or its subsidiaries by regulatory authorities, management believes that cash flows from operating activities, together with the $340 million of proceeds from the offerings and the private placements retained by MetLife and the interest received on the capital note from Metropolitan Life, will be sufficient to enable MetLife to make dividend payments on its common stock, to pay all operating expenses, make payments on the debentures issued to MetLife Capital Trust I and meet its other obligations.

THE COMPANY

   LIQUIDITY SOURCES. The Company's principal cash inflows from its insurance activities come from life insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contract holder and policyholder withdrawal.
The Company seeks to include provisions limiting withdrawal rights from general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit fund liabilities) sold to employee benefit plan sponsors.

   The Company's principal cash inflows from its investment activities result from repayments of principal and proceeds from maturities and sales of invested assets, investment income, as well as dividends and distributions from subsidiaries. The primary liquidity concerns with respect to these cash inflows are the risks of default by debtors, interest rate and other market volatilities and potential illiquidity of subsidiaries. The Company closely monitors and manages these risks.

   Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. treasury securities, short-term investments, common stocks and marketable fixed maturity securities.
The Company's available portfolio of liquid assets was approximately $99 billion and $88 billion at June 30, 2000 and December 31, 1999, respectively.

   Sources of liquidity also include facilities for short and long-term borrowing as needed, primarily arranged through MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "--Financing".

   LIQUIDITY USES. The Company's principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses, income taxes, contributions to subsidiaries, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the above-named products, as well as payments for policy surrenders, withdrawals and loans.

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

   In some of these matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, it is the opinion of the Company's management that their outcomes, after consideration of available insurance and reinsurance and the provisions made in the Company's consolidated financial statements, are not likely to have a material adverse effect on its consolidated financial condition. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 8 in Notes to Unaudited Interim Condensed Consolidated Financial Statements.

   RISK-BASED CAPITAL. Section 1322 of the New York Insurance Law requires that New York life insurers report their risk-based capital ("RBC") based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At June 30, 2000, Metropolitan Life's and each of its U.S. insurance subsidiaries' total adjusted capital was in excess of each of those RBC levels.

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

   FINANCING. MetLife Funding, Inc. serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At June 30, 2000 and December 31, 1999, MetLife Funding had a tangible net worth of $10.7 million and $10.5 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to MetLife, Metropolitan Life and its other subsidiaries. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MetLife. At June 30, 2000 and December 31, 1999, MetLife Funding had total outstanding liabilities of $1.7 billion and $4.2 billion, respectively, consisting primarily of commercial paper.

   In connection with the Company's acquisition of the stock of GenAmerica, the Company incurred $900 million of short-term debt, consisting primarily of commercial paper. In April 2000, the entire debt was repaid with proceeds from the offerings and the private placements. The Company also incurred approximately $3.2 billion of short-term debt, consisting primarily of commercial paper, in connection with its October 1, 1999 exchange offer to holders of General American Life funding agreements. Through June 30, 2000, $2.7 billion of this debt was repaid. The remaining $500 million was included in the outstanding liabilities of MetLife Funding at June 30, 2000.

   The Company also maintained $3 billion ($1 billion of which served as back-up for the commercial paper incurred in connection with the exchange offer to holders of General American Life funding agreements and $2 billion in committed credit facilities) at June 30, 2000, as compared with $7 billion ($5 billion of which served as back-up for the commercial paper incurred in connection with the exchange offer to holders of General American Life funding agreements and $2 billion in committed credit facilities) at December 31, 1999. These credit facilities were not utilized for the six months ended June 30, 2000 or for the year ended December 31, 1999.

   SUPPORT AGREEMENTS. In addition to its support agreement with MetLife Funding, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO"), whereby it is obligated to maintain NELICO's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of NELICO at June 30, 2000 was significantly in excess of the amount that would trigger such an event. Furthermore, Metropolitan Life has never been called upon to provide support to NELICO.

   In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American Life"), whereby Metropolitan Life is obligated to maintain General American Life's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American Life at a level not less than 180% of the NAIC Risk Based Capitalization Model. The capital and surplus of General American Life at June 30, 2000 was in excess of the required amount.

   Metropolitan Life has also entered into arrangements with some of its other subsidiaries and affiliates to assist such subsidiaries and affiliates in meeting various jurisdictions' regulatory requirements regarding capital and surplus. In addition, Metropolitan Life has entered into a support arrangement with respect to reinsurance obligations of its wholly-owned subsidiary, Metropolitan Insurance and Annuity Company. Management does not anticipate that these arrangements will place any significant demands upon the Company's liquidity resources.

   CONSOLIDATED CASH FLOWS. Net cash provided by operating activities was $1,900 million and $1,280 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by the Company's operations in 2000 compared with 1999 was primarily due to strong sales and continued favorable policyholder retention in the Institutional segment's dental and disability businesses as well as timing in the settlement of other receivables and payables. The increase in cash provided by the Company's operations was partially offset by a $643 million cash transfer to the closed block in connection with the demutualization. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

   Net cash used in investing activities was $1,519 million and $477 million for the six months ended June 30, 2000 and 1999, respectively. Purchases of investments exceeded sales, maturities and repayments by $3,522 million and $1,613 million in 2000 and 1999, respectively. These increases were primarily attributable to the investment of collateral received in connection with our securities lending program. In addition, cash flows from investing activities also increased by $1,015 million and $505 million in 2000 and 1999, respectively, as a result of activity from the Company's securities lending program.

   Net cash provided by (used in) financing activities was $17 million and $(2,315) million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by financing activities was primarily the result of proceeds from the Company's initial public offering and concurrent private placements in April 2000. In addition, financing activities increased as a result of proceeds from the issuance of mandatorily convertible securities in connection with the formation of MetLife Capital Trust I. These increases were partially offset by cash payments to eligible policyholders in connection with the demutualization. Deposits to policyholders' account balances exceeded withdrawals by $133 million in 2000 compared with an excess of withdrawals over deposits of $1,241 million in 1999. Short-term financing decreased by $2,436 million and $1,058 million in 2000 and 1999, respectively, while net additions in long-term debt were $106 million in 2000 compared with net reductions of $16 million in 1999. Cash outflows related to the purchase of treasury stock were $214 million for the six months ended June 30, 2000.

   The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents of $398 million for the six months ended June 30, 2000 compared with a decrease of $1,512 million in the 1999 comparable period.

INSOLVENCY ASSESSMENTS

   Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 1999 through June 30, 2000 aggregated $6 million. The Company maintained a liability of $58 million at June 30, 2000 for future assessments in respect of currently impaired, insolvent or failed insurers.

EFFECTS OF INFLATION

   The Company does not believe that inflation has had a material effect on consolidated results of operations, except insofar as inflation may affect interest rates.

INVESTMENTS

   All investment data and discussion is based on the investments in the general account combined with the amounts in the closed block.

   The Company had total cash and invested assets at June 30, 2000 of $154.5 billion. In addition, the Company had $73.7 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

   The following table summarizes the Company's cash and invested assets at June 30, 2000 and December 31, 1999:


                                                                  AT JUNE 30,                 AT DECEMBER 31,
                                                                     2000                           1999
                                                        --------------------------    ---------------------------
                                                            CARRYING         % OF         CARRYING         % OF
                                                              VALUE          TOTAL          VALUE          TOTAL
                                                        -------------    ---------    -------------      --------
                                                                            (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value       $   107,579         69.6 %   $     96,981          69.9 %
Mortgage loans on real estate                                 21,431         13.9           19,739          14.2
Policy loans                                                   7,955          5.1            5,598           4.0
Equity real estate and real estate joint ventures              5,619          3.6            5,649           4.1
Cash and cash equivalents                                      4,192          2.7            2,789           2.0
Other invested assets                                          2,550          1.7            1,501           1.1
Equity securities and other limited partnership
 interests                                                     3,716          2.4            3,337           2.5
Short-term investments                                         1,489          1.0            3,055           2.2
                                                        -------------    ---------    -------------      --------
        Total cash and invested assets                   $   154,531        100.0 %   $    138,649         100.0%
                                                        =============    =========    =============      ========


INVESTMENT RESULTS

   The annualized yields on general account cash and invested assets, excluding net realized investment gains and losses, were 7.5% and 7.5% for the three months ended June 30, 2000 and 1999, respectively, and 7.4% and 7.2% for the six months ended June 30, 2000 and 1999, respectively.

   The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three and six months ended June 30, 2000 and 1999:


                                         AT OR FOR THE THREE MONTHS ENDED JUNE 30,       AT OR FOR THE SIX MONTHS ENDED JUNE 30,
                                                 2000                   1999                   2000                  1999
                                        ----------------------  -------------------    -------------------  ----------------------
                                        YIELD (1)     AMOUNT    YIELD (1)    AMOUNT    YIELD (1)   AMOUNT    YIELD (1)     AMOUNT
                                        ---------    --------  ----------  --------    ---------   -------   ---------   ---------
                                                                              (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                           7.6%     $   2,084     7.5%    $  1,797      7.6%     $   4,122     7.3%     $  3,522
Net realized losses                                        (75)                (171)                   (244)                 (276)
                                                    -----------           ----------             -----------           -----------
    Total                                            $   2,009             $  1,626               $   3,878              $  3,246
Ending assets                                        $ 107,579             $ 97,193               $ 107,579              $ 97,193
                                                    -----------           ----------             -----------           -----------
MORTGAGE LOANS: (3)
Investment income                           7.8%     $     416     7.9%    $    351      7.8%     $     834     8.0%     $    696
Net realized gains (losses)                                  4                   (6)                      6                     4
                                                    -----------           ----------             -----------           -----------
    Total                                            $     420             $    345               $     840              $    700
                                                    -----------           ----------             -----------           -----------
Ending assets                                        $  21,431             $ 18,248               $  21,431              $ 18,248
                                                    -----------           ----------             -----------           -----------
EQUITY REAL ESTATE AND REAL ESTATE JOINT
   VENTURES: (4)
Investment income, net of expenses         11.7%     $     166    10.2%    $    156     11.2%     $     322     8.7%     $    267
Net realized gains                                          14                  105                      27                   166
                                                    -----------           ----------             -----------           -----------
    Total                                            $     180             $    261               $     349              $    433
                                                    -----------           ----------             -----------           -----------
Ending assets                                        $   5,619             $  6,006               $   5,619              $  6,006
                                                    -----------           ----------             -----------           -----------
POLICY LOANS:
Investment income                           6.4%     $     127     6.2%    $     86      6.4%     $     252     6.1%     $    168
                                                    -----------           ----------             -----------           -----------
Ending assets                                        $   7,955             $  5,513               $   7,955              $  5,513
                                                    -----------           ----------             -----------           -----------
EQUITY SECURITIES AND OTHER LIMITED
   PARTNERSHIP INTERESTS:
Investment income                          11.0%     $     100    13.8%    $    116      7.3%     $     130    10.2%     $    171
Net realized gains (losses)                                  4                   13                      76                   (10)
                                                    -----------           ----------             -----------           -----------
    Total                                            $     104             $    129               $     206              $    161
                                                    -----------           ----------             -----------           -----------
Ending assets                                        $   3,716             $  3,363               $   3,716              $  3,363
                                                    -----------           ----------             -----------           -----------
CASH, CASH EQUIVALENTS AND SHORT-TERM
   INVESTMENTS:
Investment income                           6.2%     $      74     5.0%    $     35      5.1%     $     135     4.1%     $     71
Net realized losses                                          -                   (1)                     (2)                   (1)
                                                    -----------           ----------             -----------           -----------
    Total                                            $      74             $     34               $     133              $     70
                                                    -----------           ----------             -----------           -----------
Ending assets                                        $   5,681             $  2,547               $   5,681              $  2,547
                                                    -----------           ----------             -----------           -----------
OTHER INVESTED ASSETS:
Investment income                           4.2%     $      26     5.7%    $     22      4.1%     $      51     4.9%     $     38
Net realized losses                                          -                  (27)                    (47)                  (78)
                                                    -----------           ----------             -----------           -----------
    Total                                            $      26             $     (5)              $       4              $    (40)
                                                    -----------           ----------             -----------           -----------
Ending assets                                        $   2,550             $  1,497               $   2,550              $  1,497
TOTAL INVESTMENTS:
Investment income                           7.7%     $   2,993     7.7%    $  2,563      7.6%     $   5,846     7.4%     $  4,933
Investment expenses and fees               (0.2%)          (69)   (0.2%)        (67)    (0.2%)         (138)   (0.2%)        (127)
                                           ------   -----------    -----  ----------     -----   -----------    -----  -----------
Net investment income                       7.5%     $   2,924     7.5%    $  2,496      7.4%     $   5,708     7.2%     $  4,806
Gross realized losses                                      (53)                 (87)                   (184)                 (195)
Adjustments to realized losses (5)                          (2)                   6                      17                    40
                                                    -----------           ----------             -----------           -----------
                                                     $   2,869             $  2,415               $   5,541              $  4,651
                                                    ===========           ==========             ===========           ===========



(1) Yields are based on average asset carrying values for the three and six months ended June 30, 2000 and 1999, excluding unrealized gains and losses, and for yield calculation purposes, average assets exclude fixed maturities associated with the Company's securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity linked notes of $773 million and $1,302 million at June 30, 2000 and 1999, respectively, which include an equity component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3)   Investment income from mortgage loans includes prepayment fees.

(4) Equity real estate and real estate joint venture income is shown net of depreciation of $55 million and $62 million for the three months ended June 30, 2000 and 1999, respectively, and $110 million and $129 million for the six months ended June 30, 2000 and 1999 respectively.

(5) Adjustments to realized losses include amortization of deferred acquisition costs and charges to participating contracts.

FIXED MATURITIES

   Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 69.6% and 69.9% of total cash and invested assets at June 30, 2000 and December 31, 1999, respectively.

   Based on estimated fair value, public fixed maturities and private fixed maturities comprised 84.5% and 15.5% of total fixed maturities at June 30, 2000, respectively, and 82.6% and 17.4% at December 31, 1999, respectively. The Company invests in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

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

   The following tables present the Company's public, private and total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at June 30, 2000 and December 31, 1999, as well as the percentage, based on estimated fair value, that each designation comprises:


                                    PUBLIC FIXED MATURITIES BY CREDIT QUALITY

                                                  AT JUNE 30, 2000                       AT DECEMBER 31, 1999
                                   -----------------------------------------   ---------------------------------------
                                                      ESTIMATED                                  ESTIMATED
           RATING AGENCY            AMORTIZED           FAIR           % OF       AMORTIZED        FAIR          % OF
       EQUIVALENT DESIGNATION           COST            VALUE         TOTAL          COST          VALUE        TOTAL
    ---------------------------    ------------    -----------     ---------   -------------   -----------    --------
                                                                    (DOLLARS IN MILLIONS)
    Aaa/Aa/A                        $   61,578      $   61,013        67.2  %  $    55,258      $   54,511       68.1  %
    Baa                                 23,797          22,946        25.2          19,908          19,106       23.8
    Ba                                   4,542           4,203         4.6           4,355           4,232        5.3
    B                                    2,714           2,614         2.9           2,184           2,153        2.7
    Caa and lower                          168              99         0.1              64              54        0.1
    In or near default                      15              11         0.0              23              23        0.0
                                   ------------     -----------     ---------   -------------   -----------    --------
    Subtotal                            92,814          90,886       100.0          81,792          80,079      100.0
    Redeemable preferred stock              12              12         0.0             0.0             0.0        0.0
                                   ------------     -----------     ---------   -------------    -----------   --------
    Total public fixed maturities   $   92,826      $   90,898       100.0  %   $    81,792      $   80,079      100.0  %
                                   ============     ===========     =========   =============    ===========   ========



                   PRIVATE FIXED MATURITIES BY CREDIT QUALITY



                                                           AT JUNE 30, 2000                       AT DECEMBER 31, 1999
                                              --------------------------------------    ------------------------------------
                                                               ESTIMATED                               ESTIMATED
  NAIC            RATING AGENCY                  AMORTIZED       FAIR          % OF    AMORTIZED         FAIR          % OF
 RATING        EQUIVALENT DESIGNATION              COST          VALUE         TOTAL      COST           VALUE         TOTAL
--------    ------------------------------    ------------    -----------   ---------   ----------   ------------   --------
                                                                            (DOLLARS IN MILLIONS)
    1        Aaa/Aa/A                           $   7,324      $   7,363       44.1  %  $   7,597      $   7,696       45.5  %
    2        Baa                                    6,670          6,520       39.1         6,975          6,845       40.5
    3        Ba                                     1,820          1,734       10.4         1,453          1,404        8.3
    4        B                                        933            916        5.5           833            816        4.8
    5        Caa and lower                            113            101        0.6           104             87        0.5
    6        In or near default                        10             14        0.1            45             44        0.3
                                              ------------    -----------   ---------   ----------   ------------   --------
             Subtotal                              16,870         16,648       99.8        17,007         16,892       99.9
             Redeemable preferred stock                33             33        0.2            10             10        0.1
                                              ------------    -----------   ---------   ----------   ------------   --------
             Total private fixed maturities     $  16,903      $  16,681      100.0  %  $  17,017      $  16,902      100.0  %
                                              ============    ===========   =========   ==========   ============   ========

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY



                                                           AT JUNE 30, 2000                       AT DECEMBER 31, 1999
                                              --------------------------------------    ------------------------------------
                                                               ESTIMATED                               ESTIMATED
  NAIC            RATING AGENCY                  AMORTIZED       FAIR          % OF    AMORTIZED         FAIR          % OF
 RATING        EQUIVALENT DESIGNATION              COST          VALUE         TOTAL      COST           VALUE         TOTAL
--------    ------------------------------    ------------    -----------   ---------   ----------   ------------   --------
                                                                            (DOLLARS IN MILLIONS)
   1         Aaa/Aa/A                         $    68,902      $   68,376       63.6  %  $ 62,855      $  62,207        64.2 %
   2         Baa                                   30,467          29,466       27.4       26,883         25,951        26.8
   3         Ba                                     6,362           5,937        5.5        5,808          5,636         5.8
   4         B                                      3,647           3,530        3.3        3,017          2,969         3.1
   5         Caa and lower                            281             200        0.2          168            141         0.1
   6         In or near default                        25              25        0.0           68             67         0.0
                                              ------------    -----------   ---------   ----------   ------------   --------
             Subtotal                             109,684         107,534      100.0       98,799         96,971       100.0
             Redeemable preferred stock                45              45        0.0           10             10         0.0
                                              ------------    -----------   ---------   ----------   ------------   --------
             Total fixed maturities           $   109,729      $  107,579      100.0 %   $ 98,809      $  96,981       100.0 %
                                              ============    ===========   =========   ==========   ============   ========

   Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 91.0% of total fixed maturities in the general account at June 30, 2000 and December 31, 1999.

   The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at June 30, 2000 and December 31, 1999:



                                                   AT JUNE 30, 2000              AT DECEMBER 31, 1999
                                            ----------------------------      ---------------------------
                                                               ESTIMATED                       ESTIMATED
                                              AMORTIZED          FAIR          AMORTIZED           FAIR
                                                 COST            VALUE            COST             VALUE
                                            ------------    ------------      -----------     -----------
                                                                (DOLLARS IN MILLIONS)
Due in one year or less                      $   3,285       $    3,267       $    3,180       $    3,217
Due after one year through five years           21,348           21,133           18,152           18,061
Due after five years through ten years          24,180           23,479           23,755           23,114
Due after ten years                             29,077           28,542           26,316           25,918
                                            ------------    ------------      -----------     -----------
    Subtotal                                    77,890           76,421           71,403           70,310
Mortgage-backed and other asset-backed
    securities                                  31,794           31,113           27,396           26,661
                                            ------------    ------------      -----------     -----------
    Subtotal                                   109,684          107,534           98,799           96,971
Redeemable preferred stock                          45               45               10               10
                                            ------------    ------------      -----------     -----------
Total fixed maturities                       $ 109,729       $  107,579       $   98,809       $   96,981
                                            ============    ============      ===========     ===========



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

      The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at June 30, 2000 and December 31, 1999:

                                                   AT JUNE 30, 2000                   AT DECEMBER 31, 1999
                                              ----------------------------         ------------------------------
                                              ESTIMATED           % OF             ESTIMATED             % OF
                                              FAIR VALUE          TOTAL            FAIR VALUE            TOTAL
                                              -----------      -----------         -----------        -----------
                                                                     (DOLLARS IN MILLIONS)

Performing                                    $   106,654             99.2 %       $    96,464               99.5 %
Problem                                               121              0.1                  20                0.0
Potential Problem                                     800              0.7                 482                0.5
Restructured                                            4              0.0                  15                0.0
                                              -----------      -----------         -----------        -----------
    Total                                     $   107,579            100.0 %       $    96,981              100.0 %
                                              ===========      ===========         ===========        ===========

The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to management's expectations of ultimate realizable value fixed maturities that the Company deems to be other than temporarily impaired. The Company records write-downs as realized losses and includes them in earnings and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $35 million and $52 million for the six months ended June 30, 2000 and 1999, respectively.

      FIXED MATURITIES BY SECTOR. The Company diversifies its fixed maturities by security sector. The following tables set forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at June 30, 2000 and December 31, 1999, and show by security type the relative amounts of publicly traded and privately placed securities:


                                                                            AT JUNE 30, 2000
                                                 -----------------------------------------------------------------------
                                                     PUBLICLY TRADED        PRIVATELY PLACED               TOTAL
                                                 -----------------------  ----------------------  ----------------------
                                                  ESTIMATED       % OF    ESTIMATED       % OF    ESTIMATED       % OF
                                                  FAIR VALUE      TOTAL   FAIR VALUE      TOTAL   FAIR VALUE      TOTAL
                                                 ------------    -------  ----------     -------  ----------     -------
                                                                          (DOLLARS IN MILLIONS)
 U.S. treasuries/agencies                          $  5,793         6.4%   $      1         0.0%   $  5,794         5.4%
 Corporate securities                                45,637        50.2      14,907        89.5      60,544        56.3
 Foreign government securities                        4,987         5.5         108         0.6       5,095         4.7
 Mortgage-backed securities                          23,214        25.5         318         1.9      23,532        21.9
 Asset-backed securities                              6,723         7.4         858         5.1       7,581         7.0
 Other fixed income assets                            4,544         5.0         489         2.9       5,033         4.7
                                                   --------       -----    --------       -----    --------       -----
    Total                                          $ 90,898       100.0%   $ 16,681       100.0%   $107,579       100.0%
                                                   ========       =====    ========       =====    ========       =====

                                                                    AT DECEMBER 31, 1999
                                   ----------------------------------------------------------------------------------------
                                         PUBLICLY TRADED               PRIVATELY PLACED                     TOTAL
                                   ---------------------------     -------------------------     --------------------------
                                    ESTIMATED           % OF       ESTIMATED          % OF       ESTIMATED          % OF
                                    FAIR VALUE          TOTAL      FAIR VALUE         TOTAL      FAIR VALUE         TOTAL
                                   ------------        -------     ----------        -------     ----------         -------
                                                                     (DOLLARS IN MILLIONS)
U.S. treasuries/agencies              $ 6,298             7.9%       $     1            0.0%       $ 6,299             6.5%
Corporate securities                   40,207            50.2         15,336           90.7         55,543            57.3
Foreign government securities           4,095             5.1            111            0.7          4,206             4.3
Mortgage-backed securities             20,032            25.0            247            1.5         20,279            20.9
Asset-backed securities                 5,715             7.1            667            3.9          6,382             6.6
Other fixed income assets               3,732             4.7            540            3.2          4,272             4.4
                                      -------           -----        -------          -----        -------           -----
   Total                              $80,079           100.0%       $16,902          100.0%       $96,981           100.0%
                                      =======           =====        =======          =====        =======           =====

      CORPORATE FIXED MATURITIES. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:

                                         AT JUNE 30, 2000                   AT DECEMBER 31, 1999
                                 -------------------------------      -------------------------------
                                  ESTIMATED               % OF         ESTIMATED               % OF
                                  FAIR VALUE              TOTAL        FAIR VALUE              TOTAL
                                 ------------            -------      ------------            -------
                                                          (DOLLARS IN MILLIONS)
        Industrial                $    28,327              46.8%       $    26,480              47.6%
        Utility                         7,038              11.6              6,487              11.7
        Finance                        13,994              23.1             11,631              21.0
        Yankee/Foreign (1)             10,344              17.1             10,423              18.8
        Other                             841               1.4                522               0.9
                                  -----------             -----        -----------             -----
            Total                 $    60,544             100.0%       $    55,543             100.0%
                                  ===========             =====        ===========             =====


(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

      The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no significant exposure to any single issuer. At June 30, 2000, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $3,257 million, which was less than 5% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at June 30, 2000 was $395 million, which was less than 1% of its total invested assets at such date.

      At June 30, 2000, investments of $4,069 million, or 39.3% of the Yankee/Foreign sector, represented exposure to traditional "Yankee" bonds, which are dollar-denominated debt obligations of foreign obligors. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

      The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

      MORTGAGE-BACKED SECURITIES. The following table shows the types of mortgage-backed securities the Company held at June 30, 2000 and December 31, 1999:

                                                     AT JUNE 30, 2000             AT DECEMBER 31, 1999
                                             ------------------------------   ------------------------------
                                              ESTIMATED              % OF      ESTIMATED              % OF
                                              FAIR VALUE             TOTAL     FAIR VALUE             TOTAL
                                              ----------           -------     ----------            -------
                                                                    (DOLLARS IN MILLIONS)
Pass-through securities                      $       9,628            40.9%   $      8,478             41.8%
                                             -------------           -----    ------------            -----
Collateralized mortgage obligations
    Planned amortization class                       3,945            16.8           3,974             19.6
    Sequential pay class                             4,586            19.5           3,359             16.5
    Other                                              493             2.1             361              1.8
                                             -------------           -----    ------------            -----
    Subtotal                                         9,024            38.4           7,694             37.9
Commercial mortgage-backed securities                4,880            20.7           4,107             20.3
                                             -------------           -----    ------------            -----
        Total                                $      23,532           100.0%   $     20,279            100.0%
                                             =============           =====    ============            =====


      At June 30, 2000, pass-through and collateralized mortgage obligations totaled $18,652 million, or 79.3% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At June 30, 2000, approximately $3,256 million, or 66.7% of the commercial mortgage-backed securities and $17,192 million, or 92.2% of the pass-through securities and collateralized mortgage obligations were rated Aaa/AAA by Moody's or S&P.

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

      Mortgage-backed pass-through certificates are the most liquid assets in the mortgage-backed sector. Pass-through securities represented 40.9% and 41.8% of the Company's mortgage-backed securities at June 30, 2000 and December 31, 1999, respectively. Pass-through securities distribute, on a pro rata basis to their holders, the monthly cash flows of principal and interest, both scheduled and prepayments, generated by the underlying mortgages.

      The Company also invested 38.4% and 37.9% of its mortgage-backed securities at June 30, 2000 and December 31, 1999, respectively, in collateralized mortgage obligations ("CMOs") which have a greater degree of cash flow stability than pass-throughs.

      Planned Amortization Class bonds ("PAC") represented 16.8% and 19.6% of the Company's mortgage-backed securities at June 30, 2000 and December 31, 1999, respectively. These bonds or tranches are structured to provide more certain cash flows to the investor and therefore are subject to less prepayment and extension risk than other mortgage-backed securities. PAC tranches derive their stability from having a specified principal payment schedule, provided prepayments of the underlying securities remain within their expected range. The other tranches of a CMO absorb prepayment variations so that PACs maintain a better defined maturity profile than other mortgage-backed securities. By buying PACs, the Company accepts a lower yield in return for more certain cash flow. The principal risk of holding PACs is that prepayments may differ significantly from expectations and the Company will not receive the expected yield on the PAC. In contrast, Sequential Pay Class tranches receive principal payments in a prescribed sequence without a pre-determined prepayment schedule. In addition to the Company's PACs and Sequential Pay Class tranches, the Company had approximately $83 million invested in interest-only or principal-only securities at June 30, 2000.

      ASSET-BACKED SECURITIES. The following table below shows the types of asset-backed securities the Company held at June 30, 2000 and December 31, 1999:

                               AT JUNE 30, 2000        AT DECEMBER 31, 1999
                            ----------------------    ----------------------
                            ESTIMATED        % OF     ESTIMATED        % OF
                            FAIR VALUE       TOTAL    FAIR VALUE       TOTAL
                            ----------       -----    ----------       -----
                                           (DOLLARS IN MILLIONS)
Credit card receivables       $1,688          22.3%     $1,960          30.7 %
Automobile receivables           924          12.2       1,070          16.8
Home equity loans              1,950          25.7       1,541          24.1
Other                          3,019          39.8       1,811          28.4
                            ----------       -----    ----------       -----
    Total                     $7,581         100.0%     $6,382         100.0 %
                            ==========       =====    ==========       =====


      Asset-backed securities are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. At June 30, 2000, approximately $3,730 million, or 49.2%, of the total was rated Aaa/AAA by Moody's or S&P.

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

MORTGAGE LOANS

      The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.9% and 14.2% of the Company's total cash and invested assets at June 30, 2000 and December 31, 1999, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by such types at June 30, 2000 and December 31, 1999:

                     AT JUNE 30, 2000       AT DECEMBER 31, 1999
                   ---------------------    --------------------
                   CARRYING        % OF      CARRYING       % OF
                     VALUE         TOTAL       VALUE       TOTAL
                     -----         -----       -----       -----
                                (DOLLARS IN MILLIONS)
Commercial         $16,511         77.0 %    $14,862         75.3 %
Agricultural         4,819         22.5        4,798         24.3
Residential            101          0.5           79          0.4
                   -------       -------     -------       ------
   Total           $21,431        100.0 %    $19,739       100.0 %
                   =======       =======     =======       ======

      COMMERCIAL MORTGAGE LOANS. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at June 30, 2000 and December 31, 1999:


                            AT JUNE 30, 2000         AT DECEMBER 31, 1999
                         --------------------        --------------------
                         CARRYING         % OF       CARRYING        % OF
                           VALUE          TOTAL        VALUE         TOTAL
                         --------         -----      -------         -----
                                        (DOLLARS IN MILLIONS)
REGION
 South Atlantic           $ 4,513          27.2%     $ 4,098          27.6 %
 Pacific                    3,014          18.3        2,596          17.5
 Middle Atlantic            2,832          17.2        2,703          18.2
 East North Central         1,821          11.0        1,865          12.5
 West South Central         1,203           7.3        1,012           6.8
 New England                1,115           6.8        1,095           7.4
 Mountain                     812           4.9          490           3.3
 West North Central           764           4.6          652           4.4
 International                280           1.7          202           1.3
 East South Central           157           1.0          149           1.0
                          -------         -----      -------         -----
     Total                $16,511         100.0%     $14,862         100.0%
                          =======         =====      =======         =====

PROPERTY TYPE
 Office                   $ 7,414          45.0%     $ 6,789          45.7 %
 Retail                     3,974          24.1        3,620          24.4
 Apartments                 2,650          16.0        2,382          16.0
 Industrial                 1,488           9.0        1,136           7.6
 Hotel                        880           5.3          843           5.7
 Other                        105           0.6           92           0.6
                          -------         -----      -------         -----
     Total                $16,511         100.0%     $14,862         100.0%
                          =======         =====      =======         =====

      The following table presents the scheduled maturities for the Company's commercial mortgage loans at June 30, 2000 and December 31, 1999:

                                          AT JUNE 30, 2000        AT DECEMBER 31, 1999
                                        --------------------      --------------------
                                        CARRYING        % OF      CARRYING        % OF
                                          VALUE        TOTAL       VALUE         TOTAL
                                        --------       -----      -------        -----
                                                     (DOLLARS IN MILLIONS)
Due in 1 year or less                   $   790          4.8 %   $   806          5.4 %
Due after 1 year through 2 years            737          4.5         482          3.2
Due after 2 years through 3 years           797          4.8         708          4.8
Due after 3 years through 4 years         1,627          9.9         787          5.3
Due after 4 years through 5 years           627          3.8       1,608         10.8
Due after 5 years                        11,933         72.2      10,471         70.5
                                        -------       ------     -------        ------
    Total                               $16,511        100.0 %   $14,862        100.0 %
                                        =======       ======     =======        ======


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

      The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at June 30, 2000 and December 31, 1999:

                                            AT JUNE 30, 2000                               AT DECEMBER 31, 1999
                             ----------------------------------------------  ------------------------------------------------
                                                                    % OF                                              % OF
                             AMORTIZED      % OF    VALUATION     AMORTIZED  AMORTIZED         % OF     VALUATION    AMORTIZED
                              COST(1)      TOTAL    ALLOWANCE        COST     COST(1)         TOTAL     ALLOWANCE      COST
                             ---------     -----    ---------     ---------  ---------        -----     ---------    ---------
                                                                  (DOLLARS IN MILLIONS)
Performing                    $15,793       95.3 %   $     13        0.1 %   $  14,098        94.5 %    $     11         0.1 %
Restructured                      694        4.2           42        6.1 %         810         5.4            52         6.4 %
Delinquent or under
   foreclosure                     49        0.3           11       22.4 %          17         0.1             4        25.0 %
Potentially delinquent             41        0.2            -        0.0 %           6         0.0             2        33.3 %
                             ---------     -----    ---------                ---------       -----     ---------
   Total                      $16,577      100.0 %   $     66        0.4 %   $  14,931       100.0 %    $     69         0.5 %
                             =========     =====    =========                =========       =====     =========



(1)  Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for commercial mortgage loans for the six months ended June 30, 2000:


                                                    SIX MONTHS ENDED
                                                      JUNE 30, 2000
                                                  ---------------------
                                                  (DOLLARS IN MILLIONS)

Balance, beginning of period                       $               69
Additions                                                          30
Deductions for writedowns and dispositions                        (33)
                                                   ------------------
Balance, end of period                             $               66
                                                   ==================


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

      AGRICULTURAL MORTGAGE LOANS. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department. The following table presents the distribution across geographic regions and product types for agricultural mortgage loans at June 30, 2000 and December 31, 1999:


                          AT JUNE 30, 2000           AT DECEMBER 31, 1999
                       ----------------------        --------------------
                       CARRYING          % OF        CARRYING        % OF
                         VALUE          TOTAL          VALUE        TOTAL
                       --------         -----        --------       -----
                                       (DOLLARS IN MILLIONS)
REGION
Pacific                 $ 1,154          23.9 %       $ 1,184         24.7 %
West North Central        1,065          22.0           1,053         21.9
South Atlantic              827          17.2             840         17.5
East North Central          755          15.7             737         15.4
West South Central          393           8.2             405          8.5
Mountain                    371           7.7             371          7.7
East South Central          235           4.9             189          3.9
New England                  19           0.4              19          0.4
                         ------         -----          ------        -----
    Total                $4,819         100.0 %        $4,798        100.0 %
                         ======         =====          ======        =====

PROPERTY TYPE
Annual Crop              $2,228          46.1 %        $2,276         47.4 %
Permanent                   987          20.5             932         19.5
Agribusiness                716          14.9             761         15.8
Livestock                   678          14.1             655         13.7
Timber                      210           4.4             174          3.6
                         ------         -----          ------        -----
    Total                $4,819         100.0 %        $4,798        100.0 %
                         ======         =====          ======        =====


     The following table presents the scheduled maturities for the Company's agricultural mortgage loans at June 30, 2000 and December 31, 1999:


                                        AT JUNE 30, 2000        AT DECEMBER 31, 1999
                                     ----------------------    ----------------------
                                     CARRYING         % OF     CARRYING         % OF
                                       VALUE          TOTAL      VALUE          TOTAL
                                     --------         -----    --------         -----
                                                    (DOLLARS IN MILLIONS)
Due in 1 year or less                  $  109           2.3 %    $   99           2.1 %
Due after 1 year through 2 years           89           1.8          74           1.5
Due after 2 year through 3 years           70           1.5          97           2.0
Due after 3 year through 4 years          140           2.9         135           2.8
Due after 4 year through 5 years           92           1.9         134           2.8
Due after 5 years                       4,319          89.6       4,259          88.8
                                       ------         -----      ------         -----
    Total                              $4,819         100.0 %    $4,798         100.0 %
                                       ======         =====      ======         =====

      Approximately 60% of the $4,819 million of agricultural mortgage loans outstanding at June 30, 2000 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

      The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at June 30, 2000 and December 31, 1999:


                                          AT JUNE 30, 2000                              AT DECEMBER 31, 1999
                           ---------------------------------------------   ---------------------------------------------
                                                                 % OF                                             % OF
                           AMORTIZED      % OF    VALUATION   AMORTIZED   AMORTIZED         % OF    VALUATION   AMORTIZED
                            COST(1)      TOTAL    ALLOWANCE     COST       COST(1)         TOTAL    ALLOWANCE      COST
                           ---------      -----    ---------   ---------   ---------      -----    ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Performing                   $4,592       95.0 %   $      -       0.0 %    $  4,616        95.8 %   $     1         0.0 %
Restructured                    145        3.0            6       4.1 %         165         3.4          11         6.7 %
Delinquent or under
   foreclosure                   94        1.9           11      11.7 %          27         0.6           2         7.4 %
Potentially delinquent            5        0.1            -       0.0 %           8         0.2           4        50.0 %
   Total                     $4,836      100.0 %   $     17       0.4 %    $  4,816       100.0 %   $    18         0.4 %
                             ======      =====     ========     =======     =======       =====     =======        =====


(1)   Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for agricultural mortgage loans for the six months ended June 30, 2000:


                                                   SIX MONTHS ENDED
                                                     JUNE 30, 2000
                                                  -------------------
                                                 (DOLLARS IN MILLIONS)
Balance, beginning of period                         $         18
Additions                                                       4
Deductions for writedowns and dispositions                     (5)
                                                     ------------
Balance, end of period                               $         17
                                                     ============


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

EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

      The Company's equity real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At June 30, 2000 and December 31, 1999, the carrying value of the Company's equity real estate and real estate joint ventures was $5,619 million and $5,649 million, respectively, or 3.6% and 4.1% of total cash and invested assets. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of equity real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate and real estate joint ventures at June 30, 2000 and December 31, 1999:


                                  AT JUNE 30, 2000      AT DECEMBER 31, 1999
                               ---------------------    --------------------
                               CARRYING         % OF    CARRYING        % OF
TYPE                             VALUE         TOTAL      VALUE        TOTAL
----                           --------        -----    --------       -----
                                             (DOLLARS IN MILLIONS)
Equity real estate               $5,167         92.0 %   $5,271         93.3 %
Real estate joint ventures          375          6.7        331          5.9
                                 ------        -----     ------        -----
   Subtotal                      $5,542         98.6     $5,602         99.2
Foreclosed real estate               77          1.4         47          0.8
                                 ------        -----     ------        -----
   Total                         $5,619        100.0 %   $5,649        100.0 %
                                 ======        =====     ======        =====

      These investments are diversified by geographic location and property types. The following table presents the distribution across geographic regions and property types for equity real estate and real estate joint ventures at June 30, 2000 and December 31, 1999:


                     AT JUNE 30, 2000        AT DECEMBER 31, 1999
                   ---------------------     --------------------
                   CARRYING        % OF      CARRYING        % OF
                     VALUE         TOTAL       VALUE         TOTAL
                    ------         -----      ------         -----
                                 (DOLLARS IN MILLIONS)
REGION
East                $1,853          33.0 %    $1,863          33.0 %
West                 1,769          31.5       1,657          29.3
South                1,351          24.0       1,416          25.1
Midwest                535           9.5         544           9.6
International          111           2.0         169           3.0
                    ------         -----      ------         -----
    Total           $5,619         100.0 %    $5,649         100.0 %
                    ======         =====      ======         =====

PROPERTY TYPE
Office              $3,680          65.4 %    $3,846          68.1 %
Retail                 595          10.6         587          10.4
Apartments             507           9.0         474           8.4
Land                   300           5.3         258           4.6
Industrial             156           2.8         160           2.8
Hotel                  172           3.1         151           2.7
Agriculture            105           1.9          96           1.7
Other                  104           1.9          77           1.3
                    ------         -----      ------         -----
    Total           $5,619         100.0 %    $5,649         100.0 %
                    ======         =====      ======         =====


      Office properties representing 65.4% and 68.1% of the Company's equity real estate and real estate joint venture holdings at June 30, 2000 and December 31, 1999, respectively, are well diversified geographically. The average occupancy level of office properties was 94% and 92% at June 30, 2000 and December 31, 1999, respectively.

      The Company classifies equity real estate and real estate joint ventures as held for investment or held for sale. The following table presents the carrying value of equity real estate and real estate joint ventures by such classifications at June 30, 2000 and December 31, 1999:


                                                                       AT JUNE 30, 2000        AT DECEMBER 31, 1999
                                                                     --------------------     ---------------------
                                                                     CARRYING       % OF      CARRYING        % OF
                                                                       VALUE        TOTAL       VALUE        TOTAL
                                                                       -----        -----       -----        -----
                                                                                  (DOLLARS IN MILLIONS)
Equity real estate and real estate joint ventures held for
    investment                                                        $5,098         90.7 %     $5,151        91.2 %
Equity real estate and real estate joint ventures held for sale          521          9.3          498         8.8
                                                                      ------        -----       ------       -----
    Total                                                             $5,619        100.0 %     $5,649       100.0 %
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

      The Company's carrying value of equity real estate and real estate joint ventures held for sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $521 million and $498 million at June 30, 2000 and

December 31, 1999, respectively, are net of impairments of $119 million and $187 million and net of valuation allowances of $29 million and $34 million, respectively.

  EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

      The Company's equity securities primarily consist of investments in common stocks. Substantially all of the common stock is publicly traded on major securities exchanges. The other limited partnership interests primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.4% and 1.5% of cash and invested assets at June 30, 2000 and December 31, 1999, respectively.

      The following table presents the carrying values of the Company's investments in equity securities and other limited partnership interests at June 30, 2000 and December 31, 1999:


                                           AT JUNE 30, 2000       AT DECEMBER 31, 1999
                                         --------------------     --------------------
                                         CARRYING       % OF      CARRYING       % OF
                                           VALUE        TOTAL       VALUE        TOTAL
                                         --------      -------     --------     -------
                                                      (DOLLARS IN MILLIONS)
Equity securities                         $2,157         58.0 %    $2,006         60.1 %
Other limited partnership interests        1,559         42.0       1,331         39.9
                                        --------       -------   --------      --------
    Total                                 $3,716        100.0 %    $3,337        100.0 %
                                        ========       =======   ========      ========


      Equity securities include, at June 30, 2000 and December 31, 1999, $262 million and $237 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

      At June 30, 2000 and December 31, 1999, approximately $408 million and $380 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $355 million in these respective periods, primarily through the use of convertible securities and other derivatives. The exchangeable subordinated debt securities mature through 2002 and the Company may terminate them earlier at its discretion.

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

      Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to management's expectation of ultimate realizable value. Write-downs are recorded as realized investment losses and are included in earnings and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The new cost basis is not changed for subsequent recoveries in value. For the six months ended June 30, 2000 and 1999, such write-downs were $3 million and $27 million, respectively.

OTHER INVESTED ASSETS

      The Company's other invested assets consisted principally of leveraged leases, which were recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. The Company's other invested assets represented 1.7% and 1.1% of cash and invested assets at June 30, 2000 and December 31, 1999, respectively.

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

      The Company held the following positions in derivative financial instruments at June 30, 2000 and December 31, 1999:


                                   AT JUNE 30, 2000           AT DECEMBER 31, 1999
                                 ---------------------      ----------------------
                                 NOTIONAL         % OF      NOTIONAL          % OF
                                  AMOUNT         TOTAL       AMOUNT          TOTAL
                                 --------        -----      --------         -----
                                                (DOLLARS IN MILLIONS)
Financial futures                $ 1,168           7.0 %    $ 3,140          15.1 %
Foreign exchange contracts             5           0.0            -           0.0
Foreign currency swaps             4,298          26.0        4,002          19.2
Interest rate swaps                2,153          13.0        1,316           6.3
Interest rate caps                 8,968          54.0       12,376          59.4
Options                                8           0.0            -           0.0
                                 -------         ------     -------         ------
    Total                        $16,600         100.0 %    $20,834         100.0 %
                                 =======         =====      =======         =====


SECURITIES LENDING

      Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at June 30, 2000 and December 31, 1999 had estimated fair values of $10,446 million and $6,391 million, respectively.

SEPARATE ACCOUNT ASSETS

      The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to the Company's general account's claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the New York Insurance Department. The Company monitors these requirements at least monthly and in addition performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders, and, accordingly, the Company does not reflect them in its consolidated statements of operations and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 1999, a description of which may be found in MetLife's Registration Statement on Form S-1 (registration number 333-91517) filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The following should be read in conjunction with Note 8 to Unaudited Interim Condensed Consolidated Financial Statements in Part 1 of this Report ("Note 8").

      Eight of the nine purported or certified class actions currently pending against New England Mutual Life Insurance Company ("New England") have been consolidated as a multidistrict proceeding for pre-trial purposes in the United States District Court in Massachusetts. That court certified a mandatory class as to those claims. Following an appeal of that certification, the United States Court of Appeals remanded the case to the District Court for further consideration. New England has agreed to a settlement with class counsel. The District Court has granted preliminary approval and a fairness hearing is scheduled for October 2000.

      Three putative sales practices class action lawsuits have been brought against General American Life Insurance Company. These lawsuits have been consolidated in a single proceeding in the United States District Court for the Eastern District of Missouri. General American Life Insurance Company and counsel for plaintiffs have negotiated a settlement of this consolidated proceeding. General American Life Insurance Company has not reached agreement with plaintiffs' counsel on the attorneys' fees to be paid, and the District Court will decide that issue.

      As previously disclosed, several lawsuits have been brought challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosures to policyholders regarding the plan. Two additional purported class actions were filed against Metropolitan Life and MetLife, Inc. on May 31, 2000 and June 23, 2000 in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. These actions have been consolidated along with a previously pending federal court action, and the defendants have moved to dismiss the complaints. In addition, on August 3, 2000, a purported class action was filed in the United States District Court for the Southern District of New York seeking damages from MetLife for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization.

Metropolitan Life, MetLife, Inc. and the individual defendants believe they have meritorious defenses and intend to contest vigorously all of the claims in these actions.

      Two lawsuits have been filed against Metropolitan Life alleging racial discrimination against African-Americans in the marketing, sale, and administration of inexpensive life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. The first lawsuit was filed on July 12, 2000 in the United States District Court for the Southern District of New York, and the second was filed on July 26, 2000 in the United States District Court for the Eastern District of Louisiana. The plaintiffs in these purported class actions seek unspecified compensatory damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses to the plaintiffs' claims and intends to contest vigorously all of the plaintiffs' claims in these actions.

      Insurance departments in a number of states recently have initiated inquiries about possible race-based underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in the respective states, including Metropolitan Life and certain of its subsidiaries.

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

      In some of the matters referred to above and in Note 8, very large and/or indeterminate amounts, including punitive and treble damages, are sought. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, it is the opinion of the Company's management that their outcomes, after consideration of available insurance and reinsurance and the provisions made in its consolidated financial statements, are not likely to have a material adverse effect on our consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictably of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)     The Public Offerings

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

      The aggregate offering price of the Common Stock sold was $3,310,275,000 (including $431,775,000 of gross proceeds attributable to the shares of Common Stock sold pursuant to exercise of the underwriters' over-allotment options). MetLife incurred the following expenses in connection with the offering of Common Stock:

Underwriting discounts and commissions                                                          $148,672,000
Other expenses (legal and accounting fees, printing and
        engraving expenses, filing and listing fees, transfer
        agent and registrar fees and miscellaneous)                                                7,164,507
                                                                                     ------------------------
                          Total                                                                 $155,836,507
                                                                                     ========================

      The net proceeds to MetLife from the offering of Common Stock, after deducting the foregoing expenses, were $3,154,438,493.

      The aggregate offering price of the Units sold was $1,006,250,000 (including $131,250,000 of gross proceeds attributable to the Units sold pursuant to exercise of the underwriters' over-allotment options). MetLife incurred the following expenses in connection with the offering of the Units:

Underwriting discounts and commissions                                                           $35,218,750
Other expenses (legal and accounting fees, printing and
        engraving expenses, filing and listing fees, transfer
        agent and registrar fees and miscellaneous)                                                2,141,129
                                                                                     ------------------------
                          Total                                                                  $37,359,879
                                                                                     ========================

      The net proceeds to MetLife from the offering of the Units, after deducting the foregoing expenses, were $968,890,121.

           The Private Placements

       Contemporaneously with the Public Offerings and in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, MetLife conducted private placements (referred to collectively as the "Private Placements" and, together with the Public Offerings, as the "Offerings") to (i) Credit Suisse First Boston and Winterthur Life (collectively, "CSFB") and (ii) Banco Santander Central Hispano ("Banco Santander"). Each of CSFB and Banco Santander purchased 30,000,000 shares of Common Stock, at $14.25 per share, the initial public offering price of the Common Stock. The Private Placements were completed on April 7, 2000. The net proceeds to MetLife from the Private Placements were $855,000,000.

      The total net proceeds to MetLife from the Public Offerings and the Private Placements were $4,978,328,614. MetLife retained $340,000,000 of the net proceeds and contributed the balance of $4,638,328,614 to Metropolitan Life.

      Of the net proceeds contributed by MetLife to Metropolitan Life, approximately $408,000,000 was used to reimburse Metropolitan Life for the crediting of policy credits to certain policyholders in the demutualization of Metropolitan Life (the "Demutualization"); (ii) approximately $2,550,000,000 was used to reimburse Metropolitan Life for the payment of cash to certain policyholders in the Demutualization; (iii) approximately $327,000,000 was used to reimburse Metropolitan Life for the payment of cash to be made by its Canadian branch to certain holders of policies included in the Canadian business previously sold; (iv) approximately $399,000,000 was used to reimburse Metropolitan Life for the payment of fees and expenses, net of income taxes incurred in connection with the Demutualization; (v) approximately $900,000,000 was used to repay short-term debt incurred in connection with the acquisition of GenAmerica Corporation and (vi) approximately $54,000,000 is expected to be used for general corporate purposes.


      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2000 Annual Meeting of Shareholders of MetLife was held on April 3, 2000. At the Meeting, the following matters were approved by Metropolitan Life, the then sole shareholder of the Registrant: (i) the election of Robert H. Benmosche, Gerald Clark, John J. Phelan, Jr., Hugh B. Price and Ruth J. Simmons as Class I directors, each to hold office until the Registrant's 2003 Annual Meeting of Shareholders and (ii) the amendment and restatement of the 2000 Stock Incentive Plan and the 2000 Directors Stock Plan. The following directors' terms of office continued after such Annual Meeting: Curtis H. Barnette; Joan Ganz Cooney; Burton A. Dole, Jr.; James R. Houghton; Harry P. Kamen; Helene L. Kaplan; Charles M. Leighton; Allen E. Murray; Stewart G. Nagler and William C. Steere, Jr.


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

           27.1      Financial Data Schedule


           (b)       Reports on Form 8-K

          During the three months ended June 30, 2000, the following current reports were filed on Form 8-K:

     1. Current Report on Form 8-K filed April 14, 2000 attaching press release dated April 12, 2000 announcing (i) the closing of the over-allotment granted to the underwriters in the initial public offering and (ii) the commencement of the sales program for the MetLife Policyholder Trust.

     2. Current Report on Form 8-K filed April 21, 2000 attaching press release dated April 19, 2000 announcing the completion of the acquisition of Conning Corporation.

     3. Current Report on Form 8-K filed May 10, 2000 attaching press release dated May 9, 2000 announcing first quarter 2000 results.

     4. Current Report on Form 8-K filed May 22, 2000 attaching press release dated May 19, 2000 of New England Life Insurance Company (doing business as New England Financial), a subsidiary of MetLife, Inc., announcing that it had reached a proposed settlement in multi-district sales litigation.

     5. Current Report on Form 8-K filed June 16, 2000 attaching press release dated June 16, 2000 announcing the sale of MetLife, Inc.'s 48% ownership interest in Nvest, L.P. and Nvest Companies, L.P.

     6. Current Report on Form 8-K filed June 28, 2000 attaching press release dated June 27, 2000 announcing a stock repurchase program.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          METLIFE, INC.


                                          By: /s/Virginia M. Wilson
                                              ---------------------------
                                               Virginia M. Wilson
                                               Senior Vice-President and
                                                   Controller
                                               (Authorized signatory and
                                               principal accounting officer)


      Date: August 14, 2000

                                                          EXHIBIT INDEX


 EXHIBIT NUMBER                                            EXHIBIT NAME                                             PAGE NUMBER

27.1              FINANCIAL DATA SCHEDULE