Form 10-Q
period 2000-09-30
METLIFE INC
filed 2000-11-14
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934


     For the transition period from _______________ to __________________


                        Commission File Number: 001-15787


                                  METLIFE, INC.
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                      13-4075851
(State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                 Identification Number)

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

     YES    [X]      NO  [ ]


At November 10, 2000, 764,558,831 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                                     Page
PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

          Unaudited Interim Condensed Consolidated Statements of Income for the
          three months and nine months ended September 30, 2000 and 1999              3

          Interim Condensed Consolidated Balance Sheets at September 30, 2000
          (unaudited) and December 31, 1999                                           4

          Unaudited Interim Condensed Consolidated Statement of Stockholders'
          Equity for the nine months ended September 30, 2000                         5

          Unaudited Interim Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2000 and 1999                           6

          Notes to Unaudited  Interim Condensed Consolidated Financial Statements     7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                             28

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            86


PART II - OTHER INFORMATION
                                                                                     86
      ITEM 1.  LEGAL PROCEEDINGS

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      88

     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS



                         METLIFE, INC. AND SUBSIDIARIES
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                                                                     Pro Forma Nine
                                                                                                                       Months Ended
                                                                  Three Months                   Nine Months          September 30,
                                                               Ended September 30,           Ended September 30,        (Note 4)
                                                          -------------------------       ------------------------    -------------
                                                            2000            1999            2000            1999            2000
                                                          --------        --------        --------        --------        --------
REVENUES
Premiums                                                  $  3,076        $  2,938        $ 10,117        $  8,724        $  9,223
Universal life and investment-type product policy
  fees                                                         450             368           1,367           1,019           1,367
Net investment income                                        2,340           2,383           7,405           7,189           6,774
Other revenues                                                 636             531           1,995           1,579           2,006
Net realized investment losses (net of amounts
  allocable to other accounts of $(9), $(3), $14,
  $37 and $3, respectively)                                   (284)            (22)           (431)           (177)           (411)
Contribution from the closed block                              35              --              36              --              60
                                                          --------        --------        --------        --------        --------
                                                             6,253           6,198          20,489          18,334          19,019
                                                          --------        --------        --------        --------        --------
EXPENSES
Policyholder benefits and claims (includes amounts
  directly related to net realized investment
  losses of $(5), $(5), $3, $11 and $2,
  respectively)                                              3,204           3,154          10,540           9,554           9,623
Interest credited to policyholder account balances             754             625           2,175           1,832           2,176
Policyholder dividends                                          88             453             693           1,237             314
Payments to former Canadian policyholders                       --              --             327              --              --
Other expenses (includes amounts directly related
  to net realized investment losses of $(4), $2, $11,
  $26 and $1, respectively                                   1,895           1,509           5,775           4,930           5,608
                                                          --------        --------        --------        --------        --------
                                                             5,941           5,741          19,510          17,553          17,721
                                                          --------        --------        --------        --------        --------

Income before provision for income taxes and
  extraordinary item                                           312             457             979             781           1,298
Provision for income taxes                                      71             182             447             353             414
                                                          --------        --------        --------        --------        --------
Income before extraordinary item                               241             275             532             428             884
Extraordinary item - demutualization expense                    --              33             170              77              --
                                                          --------        --------        --------        --------        --------
Net income                                                $    241        $    242        $    362        $    351        $    884
                                                          ========        ========        ========        ========        ========

Net income after date of demutualization (Note 5)         $    241                        $    582
                                                          ========                        ========



Net income per share
  Basic                                                   $   0.31                        $   0.75                        $   1.14
                                                          ========                        ========                        ========
  Diluted                                                 $   0.31                        $   0.74                        $   1.13
                                                          ========                        ========                        ========

              See accompanying notes to unaudited interim condensed
                       consolidated financial statements.

                         METLIFE, INC. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                  (IN MILLIONS)

                                                                       2000            1999
                                                                   ---------        ---------
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value                 $  85,709        $  96,981
Equity securities, at fair value                                       2,276            2,006
Mortgage loans on real estate                                         16,110           19,739
Real estate and real estate joint ventures                             5,638            5,649
Policy loans                                                           4,259            5,598
Other limited partnership interests                                    1,619            1,331
Short-term investments                                                 1,985            3,055
Other invested assets                                                  2,297            1,501
                                                                   ---------        ---------
                                                                     119,893          135,860

Cash and cash equivalents                                              1,600            2,789
Accrued investment income                                              1,528            1,725
Premiums and other receivables                                         8,064            6,681
Deferred policy acquisition costs                                      6,922            9,069
Deferred income taxes                                                    238              603
Other                                                                  4,608            3,564
Closed block assets                                                   39,533               --
Separate account assets                                               75,103           64,941
                                                                   ---------        ---------
                                                                   $ 257,489        $ 225,232
                                                                   =========        =========



LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Future policy benefits                                             $  41,957        $  73,582
Policyholder account balances                                         53,339           45,901
Other policyholder funds                                               5,446            4,498
Policyholder dividends payable                                           313              974
Short-term debt                                                        1,768            4,208
Long-term debt                                                         2,892            2,514
Current income taxes payable                                             354              548
Other                                                                 16,912           14,376
Closed block liabilities                                              43,113               --
Separate account liabilities                                          75,103           64,941
                                                                   ---------        ---------
                                                                     241,197          211,542
                                                                   ---------        ---------
Commitments and contingencies (Note 8)

Company-obligated mandatorily redeemable securities of
  subsidiary trusts holding solely junior subordinated
  debentures of their Parents                                          1,085               --
                                                                   ---------        ---------

Stockholders' Equity:
Preferred stock, par value $.01 per share; 200,000,000
  shares authorized; none issued                                          --               --
Series A Junior Participating Preferred Stock                             --               --
Common stock, par value $.01 per share; 3,000,000,000 shares
  authorized; 786,203,472 shares issued                                    8               --
Additional paid-in capital                                            14,926               --
Retained earnings                                                        582           14,100
Treasury stock, at cost; 19,203,403 shares                              (407)              --
Accumulated other comprehensive income (loss)                             98             (410)
                                                                   ---------        ---------
                                                                      15,207           13,690
                                                                   ---------        ---------
                                                                   $ 257,489        $ 225,232
                                                                   =========        =========

             See accompanying notes to unaudited interim condensed
                       consolidated financial statements.

                         METLIFE, INC. AND SUBSIDIARIES
   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (IN MILLIONS)


                                                                                  Accumulated Other Comprehensive
                                                                                           Income (Loss)
                                                                                  -----------------------------------
                                                                                      Net        Foreign      Minimum
                                                Additional              Treasury   Unrealized    Currency     Pension
                                      Common     Paid-in     Retained    Stock     Investment   Translation  Liability
                                      Stock      Capital     Earnings   at Cost  Gains (Losses)  Adjustment  Adjustment     Total
                                    --------    --------    ---------   -------- -------------- -----------  -----------   --------
Balance at January 1, 2000            $   --      $   --    $ 14,100      $   --    $   (297)   $    (94)     $    (19)   $ 13,690
Policy credits and cash payments
 to eligible policyholders                                    (2,958)                                                       (2,958)
Common stock issued
 in demutualization                        5      10,917     (10,922)                                                           --
Initial public offering
 of common stock                           2       3,152                                                                     3,154
Private placement of common stock          1         854                                                                       855
Unit offering                                          3                                                                         3
Treasury stock acquired                                                     (407)                                             (407)
Comprehensive income:
Net loss before date of
  demutualization                                              (220)                                                          (220)
Net income after date of
  demutualization                                               582                                                            582
Other comprehensive income:
Unrealized investment gains,
 net of related offsets,
reclassification adjustments
and income taxes                                                                        518                                    518
Foreign currency translation
 adjustments                                                                                         (10)                      (10)
                                                                                                                          --------
Other comprehensive income                                                                                                     508
                                                                                                                          --------
Comprehensive income                                                                                                           870
                                    --------    --------    --------    --------    --------    --------       -------    --------
Balance at September 30, 2000       $      8    $ 14,926    $    582    $   (407)   $    221    $   (104)      $   (19)   $ 15,207
                                    ========    ========    ========    ========    ========    ========       =======    ========

                   See accompanying notes to unaudited interim
                  condensed consolidated financial statements.

                         METLIFE, INC. AND SUBSIDIARIES
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (IN MILLIONS)

                                                             2000             1999
                                                           --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  1,625         $  3,564
                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
      Fixed maturities                                       28,919           56,979
      Equity securities                                         490              444
      Mortgage loans on real estate                           1,459            1,234
      Real estate and real estate joint ventures                434              588
      Other limited partnership interests                       366              397
  Purchases of:
      Fixed maturities                                      (33,796)         (56,334)
      Equity securities                                        (526)            (270)
      Mortgage loans on real estate                          (1,030)          (3,491)
      Real estate and real estate joint ventures               (337)            (234)
      Other limited partnership interests                      (539)            (290)
  Net change in short-term investments                        1,167           (3,043)
  Net change in policy loans                                   (179)              42
  Purchase of business, net of cash received                   (416)            (267)
  Proceeds from sales of businesses                             121               --
  Net change in investment collateral                         1,877            2,356
  Other, net                                                   (544)            (155)
                                                           --------         --------
Net cash used in investing activities                        (2,534)          (2,044)
                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued                                         4,009               --
  Treasury stock acquired                                      (407)              --
  Net proceeds from issuance of company-obligated
    mandatorily redeemable securities of
    subsidiary trust holding solely junior
    subordinated debentures of its Parent                       969               --
  Cash payments to eligible policyholders                    (2,550)              --
  Policyholder account balances:
      Deposits                                               20,236           17,420
      Withdrawals                                           (20,268)         (18,873)
  Net change in short-term debt                              (2,442)           2,035
  Long-term debt issued                                         214               66
  Long-term debt repaid                                         (41)            (416)
                                                           --------         --------
Net cash (used in) provided by financing activities            (280)             232
                                                           --------         --------
Change in cash and cash equivalents                          (1,189)           1,752
Cash and cash equivalents, beginning of period                2,789            3,301
                                                           --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  1,600         $  5,053
                                                           ========         ========



Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                 $    304         $    283
                                                           ========         ========
  Income taxes                                             $    279         $    354
                                                           ========         ========
Non-cash transactions during the period:
  Policy credits to eligible policyholders                 $    408           $   --
                                                           ========         ========
  Business acquisitions - assets                           $ 23,729           $   --
                                                           ========         ========
  Business acquisitions - liabilities                      $ 22,482           $   --
                                                           ========         ========

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

     On April 7, 2000 (the "date of demutalization"), Metropolitan Life Insurance Company ("Metropolitan Life") converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. ("MetLife"), a Delaware corporation. The conversion was pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving Metropolitan Life's plan of reorganization, as amended (the "plan").

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

EXTRAORDINARY ITEM - DEMUTUALIZATION EXPENSE

     The accompanying condensed consolidated statements of income include extraordinary charges of $33 (net of income tax benefit of $5) for the three months ended September 30, 1999 and $170 (net of income tax benefit of $60) and $77 (net of income tax benefit of $15) for the nine months ended September 30, 2000 and 1999, respectively, related to costs associated with the demutualization. There were no extraordinary charges for the three months ended September 30, 2000.

FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. Income tax expense for the three months ended September 30, 2000 reflects the effect of a reduction in prior year capital gains tax. Income tax expense for the nine months ended September 30, 2000 also reflects the effect of surplus tax for the period prior to demutualization and the non-deductible payment in the second quarter to the former Canadian policyholders.

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

     The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization represents the estimated maximum future contributions from the closed block expected to result from operations attributed to the closed block after income taxes. Contributions from the closed block are recognized in income over the period the policies and contracts in the closed block remain in force. Management believes that over time the actual cumulative contributions from the closed block will approximately equal the expected cumulative contributions due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative contribution from the closed block is greater than the expected cumulative contribution from the closed block, the Company will pay the excess of the actual cumulative contribution from the closed block over the expected cumulative contribution to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative contribution in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative contribution from the closed block is less than the expected cumulative contribution from the closed block, the Company will recognize only the actual contribution in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual contributions until the actual cumulative contributions equal the expected cumulative contributions.

     The results of operations of the closed block are presented as a single line item in the Company's condensed consolidated statements of income entitled, "Contribution from the closed block." In addition, all assets and liabilities allocated to the closed block are reported in the Company's condensed consolidated balance sheets separately under the captions "Closed block assets" and "Closed block liabilities," respectively. Prior to the establishment of the closed block, the assets, liabilities, revenues and expenses currently in the closed block were reported in various line items in the Company's condensed consolidated financial statements. Accordingly, certain line items in the Company's condensed consolidated financial statements subsequent to the establishment of the closed block reflect material reductions in reported amounts, as compared to periods prior to the establishment of the closed block, while having no effect on stockholders' equity or net income.

     The pre-tax contribution from the closed block includes only those revenues, benefit payments, dividends, premium taxes, administrative and investment expenses considered in funding the closed block and deferred policy acquisition costs incurred prior to the date of demutualization, in each case applicable to policies included in the closed block. Income tax expenses applicable to the closed block are allocated to the closed block and are reflected as a component of the provision for income taxes.

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2000, the Company adopted Statement of Position ("SOP") 98-7, Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"). SOP 98-7 provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. SOP 98-7 classifies insurance and reinsurance contracts for which the deposit method is appropriate into those that 1) transfer only significant timing risk, 2) transfer only significant underwriting risk, 3) transfer neither significant timing nor underwriting risk and 4) have an indeterminate risk. Adoption of SOP 98-7 did not have a material effect on the Company's condensed consolidated financial statements.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers and extinguishments of liabilities occurring after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company is in the process of quantifying the impact, if any, of the requirements of SFAS 140.

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

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification") which is effective on January 1, 2001. Codification provides a comprehensive guide of statutory accounting principles. However, individual states retain the right to adopt Codification in whole or in part. The impact of adopting Codification will be reported as an adjustment to statutory surplus by insurance enterprises on the effective date. The Company is in the process of quantifying the impact on statutory surplus of the insurance subsidiaries of Codification and the state prescribed accounting principles that may be adopted by the various states of domicile.

2.   INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

     On the date of demutualization, MetLife conducted an initial public offering of 202,000,000 shares of its common stock and concurrent private placements of an aggregate of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings are in addition to 493,903,472 shares of common stock of MetLife distributed to the Metropolitan Life policyholder trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, MetLife issued 30,300,000 additional shares of common stock as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

     On June 27, 2000, MetLife's Board of Directors authorized the repurchase of up to $1 billion of MetLife's outstanding common stock, over an unspecified period of time. Under this authorization, MetLife may purchase the stock from the Metropolitan Life policyholder trust, in the open market, and in private transactions. Through September 30, 2000, 19,203,403 shares have been acquired for $407.

     On April 7, 2000, the Company and MetLife Capital Trust I, a Delaware statutory business trust wholly owned by MetLife, issued 20,125,000 8.00% equity security units ("units"). Each unit consists of (i) a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of MetLife on May 15, 2003 and (ii) a capital security, with a stated liquidation amount of $50.00. The number of shares to be purchased at such date will be determined based on the average trading price of MetLife common stock. The proceeds from the sale of the units were used to acquire $1,006 8.00% debentures of MetLife ("MetLife debentures"). The capital securities represent undivided beneficial ownership interests in MetLife Capital Trust I's assets, which consist solely of the MetLife debentures. These securities are pledged to collateralize the obligations of the unit holder under the related purchase contracts. Holders of the capital securities are entitled to receive cumulative cash distributions accruing from April 7, 2000 and payable quarterly in arrears commencing August 15, 2000 at an annual rate of 8.00%. MetLife irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. Holders of the capital securities generally have no voting rights.

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

     In connection with the contribution to Metropolitan Life of the net proceeds from the initial public offering, the private placements and the units offering, Metropolitan Life issued to MetLife a $1,006 8.00% mandatorily convertible note due 2005 having the same interest and payment terms as set forth in the debentures of MetLife issued to MetLife Capital Trust I. The principal amount of the capital note is mandatorily convertible into common stock of Metropolitan Life upon maturity or acceleration of the capital note and without any further action by MetLife or Metropolitan Life. In addition, the capital note provides that Metropolitan Life may not make any payment of principal or interest on the capital note so long as specified payment restrictions exist and have not been waived by the Superintendent. Payment restrictions would exist if Metropolitan Life fails to exceed certain thresholds relative to the level of its statutory risk-based capital or the amount of its outstanding capital notes, surplus notes or similar obligations. At September 30, 2000, Metropolitan Life's statutory total adjusted capital exceeded these limitations.

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

     Closed block revenues and expenses were as follows:


                                                                  Pro Forma                              Pro Forma
                                                              January 1, 2000     April 7, 2000         Nine Months
                                                                  through            through               Ended
                                                               April 6, 2000    September 30, 2000    September 30, 2000
                                                               -------------    ------------------    ------------------
REVENUES
  Premiums                                                        $   894           $ 1,829             $ 2,723
  Net investment income and other revenues                            620             1,248               1,868
  Net realized investment losses (net of amounts allocable
    to other accounts of $11, $28 and $39, respectively)              (20)               (9)                (29)
                                                                  -------           -------             -------
                                                                    1,494             3,068               4,562
                                                                  -------           -------             -------
EXPENSES
  Policyholder benefits and claims (includes amounts
    directly related to net realized investment
    losses of $-, $21 and $21, respectively)                          916             1,831               2,747
  Policyholder dividends                                              379               745               1,124
  Policyholder dividend obligation                                     --                43                  43
  Other expenses (includes amounts directly related to net
    realized investment losses of $11,
    $7 and $18, respectively)                                         175               413                 588
                                                                  -------           -------             -------
                                                                    1,470             3,032               4,502
                                                                  -------           -------             -------
Contribution from the closed block                                $    24           $    36             $    60
                                                                  =======           =======             =======

     Closed block revenues and expenses for the three months ended September 30, 2000 were as follows:

REVENUES
Premiums                                                            $  893
Net investment income and other revenues                               622
Net realized investment gains (net of amounts allocable to
  other accounts of $34)                                                11
                                                                    ------
                                                                     1,526
                                                                    ------
EXPENSES
Policyholder benefits and claims (includes amounts
  directly related to net realized investment
  gains of $28)                                                        913
Policyholder dividends                                                 369
Policyholder dividend obligation                                        16
Other expenses (includes amounts directly related to
  net realized investment gains of $6)                                 193
                                                                    ------
                                                                     1,491
                                                                    ------
Contribution from the closed block                                  $   35
                                                                    ======

     Closed block assets and liabilities at September 30, 2000 and April 7, 2000 were as follows:

                                                          September 30,       April 7,
                                                             2000               2000
                                                          ------------       ---------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value        $24,699          $23,939
  Equity securities, at fair value                               33               --
  Mortgage loans on real estate                               5,422            4,744
  Policy loans                                                3,794            3,762
  Short-term investments                                        106              167
  Other invested assets                                         398              325
                                                            -------          -------
                                                             34,452           32,937

Cash and cash equivalents                                       725              643
Deferred policy acquisition costs                             3,820            4,011
Other                                                           536              810
                                                            -------          -------
    Total closed block assets                               $39,533          $38,401
                                                            =======          =======


LIABILITIES
Future policy benefits                                      $39,009          $38,662
Other policyholder liabilities                                1,200            1,068
Other                                                         2,904            2,377
                                                            -------          -------
    Total closed block liabilities                          $43,113          $42,107
                                                            =======          =======

4.   PRO FORMA INFORMATION

     The pro forma information for the nine months ended September 30, 2000 is provided for informational purposes only and does not necessarily indicate the consolidated results of operations had the demutualization been consummated on January 1, 2000. The pro forma information also does not project or forecast the consolidated results of operations for any future period.

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

     - A charge to other expenses for minority interest of $20 on the capital securities at a rate of 8.00% and the accretion of the discount of $2 on the carrying value of the Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of its Parents as well as the related income tax effect of $8 for the period January 1, 2000 through April 6, 2000;

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

                                                                    Net                            Per Share
                                                                  Income            Shares           Amount
                                                               -----------        -----------      ---------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Amounts for basic earnings per share                           $       241        772,738,955        $0.31
                                                               ===========                           =====

Incremental shares from conversion of
  forward purchase contracts                                                       15,957,841
                                                                                   ----------

Amounts for diluted earnings per share                         $       241        788,696,796        $0.31
                                                               ===========        ===========        =====


FOR THE PERIOD APRIL 7, 2000 THROUGH SEPTEMBER 30, 2000
Amounts for basic earnings per share                           $       582        775,297,449        $0.75
                                                               ===========                           =====

Incremental shares from conversion of
  forward purchase contracts                                                       10,070,045
                                                                                  -----------

Amounts for diluted earnings per share                         $       582        785,367,494        $0.74
                                                               ===========        ===========        =====
FOR THE PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2000
Amounts for basic earnings per share                           $       884        778,942,162        $1.14
                                                               ===========                           =====

Incremental shares from conversion of
  forward purchase contracts                                                        6,071,285
                                                                                  -----------

Amounts for diluted earnings per share                         $       884        785,013,447        $1.13
                                                               ===========        ===========        =====


     Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares outstanding or deemed to be outstanding only for the period after the date of demutualization. Pro forma earnings per share amounts are presented as if the transactions discussed in Notes 2, 3 and 4 had occurred on January 1, 2000.

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

6.   GENAMERICA ACQUISITION

     On January 6, 2000, Metropolitan Life completed its acquisition of GenAmerica Corporation ("GenAmerica") for $1.2 billion plus costs of the acquisition. GenAmerica is a holding company which includes General American Life Insurance Company, 48.3% of the outstanding shares of Reinsurance Group of America, Incorporated ("RGA") common stock, a provider of reinsurance, and 61.0% of the outstanding shares of Conning Corporation ("Conning") common stock, an asset manager. Metropolitan Life owned 9.6% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. On the date of the acquisition, Metropolitan Life's ownership percentage of the outstanding shares of RGA common stock was 57.9%.

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

     The Company's total revenues, income before extraordinary items and net income for the three months and nine months ended September 30, 1999 on both an historical and pro forma basis as if the acquisition of GenAmerica had occurred on January 1, 1999 were as follows:

For the three months ended September 30, 1999

                                                  Income Before
                       Total Revenues           Extraordinary Item          Net Income
                       --------------           ------------------          ----------
Historical           $          6,198          $            275            $       242
Pro forma            $          7,037          $            179            $        86

For the nine months ended September 30, 1999


                                                  Income Before
                     Total Revenues            Extraordinary Item          Net Income
                     --------------            ------------------          ----------
Historical           $       18,334            $            428            $       351
Pro forma            $       21,222            $            357            $       216



7.   NET REALIZED INVESTMENT LOSSES

     Net realized investment losses, including changes in valuation allowances, for the three months and nine months ended September 30, 2000 and 1999 were as follows:


                                                      Three Months               Nine Months
                                                   Ended September 30,        Ended September 30,
                                                   -------------------        -------------------
                                                   2000          1999          2000          1999
                                                  -----         -----         -----         -----
Fixed maturities                                  $(332)        $ (61)        $(572)        $(337)
Equity securities                                    25            53           104            16
Mortgage loans on real estate                       (20)           (5)          (14)           (1)
Real estate and real estate joint ventures           29             3            56           169
Other limited partnership interests                  11             1             8            28
Sales of businesses                                  --            --             3            --
Other                                                12           (10)          (30)          (89)
                                                  -----         -----         -----         -----
                                                   (275)          (19)         (445)         (214)
Amounts allocable to:
Deferred policy acquisition costs                    (4)            2            11            26
Participating pension contracts                      (5)           (5)            3            11
                                                  -----         -----         -----         -----
                                                  $(284)        $ (22)        $(431)        $(177)
                                                  =====         =====         =====         =====

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

     In addition to dismissing the consolidated class actions, the District Court's order also bars sales practices claims by class members with respect to sales by the defendant insurers during the class period, effectively resolving all pending class actions against these insurers.

     Under the terms of the order, only those class members who excluded themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for sales that occurred during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement. At September 30, 2000, approximately 300 of these "opt-outs" have filed individual lawsuits.

     Metropolitan Life expects that the total cost of the settlement will be approximately $957. This amount is equal to the amount of the increase in liabilities for the death benefits and policy adjustments and the present value of expected cash payments to be provided to included class members, as well as attorneys' fees and expenses and estimated other administrative costs, but does not include the cost of litigation with policyholders who are excluded from the settlement. Metropolitan Life believes that the cost to it of the settlement will be substantially covered by available reinsurance and the provisions made in its consolidated financial statements, and thus will not have a material adverse effect on its business, results of operations or financial position. Metropolitan Life has made some recoveries under those reinsurance agreements and, although there is no assurance that other reinsurance claim submissions will be paid, Metropolitan Life believes payment is likely to occur. Metropolitan Life believes it has made adequate provision in its consolidated financial statements for all probable losses for sales practices claims, including litigation costs involving policyholders who are excluded from the settlement as well as for the two class action settlements described in the following paragraph.

      Separate from the Metropolitan Life class action settlement, similar sales practices class action litigation against New England and General American Life Insurance Company has been settled. The New England case, a consolidated multidistrict litigation in the United States District Court for the District of Massachusetts, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. The settlement of this case was approved by the District Court on October 4, 2000, and one or more appeals may be filed. The Company expects that the total cost of this settlement to it will be approximately $150. The settlement of the consolidated multidistrict sales practices class action case against General American was preliminarily approved by the United States District Court for the Eastern District of Missouri. The fairness hearing for the General American settlement is scheduled for December 15, 2000. The General American case involves approximately 250,000 life insurance policies sold during the period 1982 through 1996.

     The Metropolitan Life class action settlement does not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada. Two recent Ontario decisions involving other parties declined to certify similar purported class actions. A certified class action with conditionally certified subclasses against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants alleging improper sales abroad is pending in the United States District Court for the Southern District of New York and settlement discussions are continuing.

     In the past, some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, went to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 included in MetLife's Registration Statement on Form S-1 (registration no. 333-91517) filed with the Securities and Exchange Commission for information regarding reinsurance contracts related to sales practices claims.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's or New England's sales of individual life insurance policies or annuities. Over the past several years, Metropolitan Life has resolved a number of investigations by regulatory authorities for monetary payments and certain other relief, and may continue to do so in the future.

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

     Significant portions of amounts paid in settlement of such cases have been funded with proceeds from a previously resolved dispute with Metropolitan Life's primary, umbrella and first level excess liability insurance carriers. Metropolitan Life is presently in litigation with several of its excess liability insurers regarding amounts payable under its policies with respect to coverage for these claims. The trial court has granted summary judgment to these insurers. Metropolitan Life has appealed. There can be no assurance regarding the outcome of this litigation or the amount and timing of recoveries, if any, from these excess liability insurers. Metropolitan Life's asbestos-related litigation with these insurers should have no effect on its recoveries under excess insurance policies that were obtained in 1998 for asbestos-related claims.

     See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 included in MetLife's Registration Statement on Form S-1 (registration no. 333-91517) filed with the Securities and Exchange Commission for information regarding insurance policies obtained in 1998 related to asbestos-related claims.

     A purported class action suit involving policyholders in 32 states has been filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment, and discovery has commenced. A similar "diminished value" allegation was made recently in a Texas Deceptive Trade Practices Act letter and lawsuit which involve a Metropolitan Property and Casualty Insurance Company policyholder. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company and its subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. These suits are in the early stages of litigation and Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company intend to defend themselves vigorously against these suits. Similar suits have been filed against several other personal lines property and casualty insurers.

     The United States, the Commonwealth of Puerto Rico and various hotels and individuals have sued MetLife Capital Corporation, a former subsidiary of the Company, seeking damages for clean up costs, natural resource damages, personal injuries and lost profits and taxes based upon, among other things, a release of oil from a barge which was being towed by the M/V Emily S. In connection with the sale of MetLife Capital, the Company acquired MetLife Capital's potential liability with respect to the M/V Emily S lawsuit. MetLife Capital had entered into a sale and leaseback financing arrangement with respect to the M/V Emily S. The plaintiffs have taken the position that MetLife

Capital, as the owner of record of the M/V Emily S, is responsible for all damages caused by the barge, including the oil spill. The governments of the United States and Puerto Rico have claimed damages in excess of $150. The action brought by the United States and Puerto Rico has been conditionally settled. The Company can provide no assurance, however, that this action will be settled.

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

     Several lawsuits have been brought challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, MetLife, the individual directors, the New York State Superintendent of Insurance and the underwriters for the initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. There remains a separate purported class action in New York state court in New York County and another in Kings County. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting. Some of the plaintiffs in the above described actions have also brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this action, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. On August 3, 2000, a purported class action was filed in the United States District Court for the Southern District of New York seeking damages from MetLife for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. Metropolitan Life, MetLife and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and intend to contest vigorously all of the plaintiffs' claims in these actions. The defendants have moved to dismiss each of these actions, except for the Kings County action and the
Article 78 proceeding, both of which are being voluntarily held in abeyance.

     Two lawsuits were filed in July 2000 against Metropolitan Life alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. The first lawsuit was filed in the United States District Court for the Southern District of New York and the second was filed in the United States District Court for the Eastern District of Louisiana. The plaintiffs in these purported class actions seek unspecified compensatory damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses to the plaintiffs' claims and intends to contest vigorously all of the plaintiffs' claims in these actions. Metropolitan Life has moved for summary judgment dismissing the New York action and has moved to transfer the Louisiana action to the United States District Court for the Southern District of New York.

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

9.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 was as follows:

                                                           Three months ended              Nine months ended
                                                              September 30,                   September 30,
                                                        -----------------------         ------------------------
                                                          2000            1999            2000            1999
                                                        -------         -------         -------         -------
Net income (loss) before date of demutualization          $  --         $   242         $  (220)        $   351
Net income after date of demutualization                    241              --             582              --
Accumulated other comprehensive income (loss):
  Unrealized investment gains (losses), net of
    related offsets, reclassification adjustments
    and income taxes                                        610            (609)            518          (1,686)
  Foreign currency translation adjustments                  (18)             (2)            (10)             25
                                                        -------         -------         -------         -------
Accumulated other comprehensive gain (loss)                 592            (611)            508          (1,661)
                                                        -------         -------         -------         -------
    Comprehensive income (loss)                         $   833         $  (369)        $   870         $(1,310)
                                                        =======         =======         =======         =======


10.  BUSINESS SEGMENT INFORMATION

                                                                                  Auto
                                                                                    &
For the three months ended September 30, 2000    Individual    Institutional      Home    International
-------------------------------------------------------------------------------------------------------
Premiums                                         $ 1,140         $ 1,678       $   664      $   162
Universal life and investment-type
  product policy fees                                300             135            --           15
Net investment income                              1,590           1,020            49           62
Other revenues                                       215             163             5            2
Net realized investment gains (losses)               (41)           (175)           (6)           1
Contribution from the closed block                    --              --            --           --
Income (loss) before provision for
   income taxes and extraordinary item               270              66            (3)          12
-------------------------------------------------------------------------------------------------------



                                                                 Asset                   Consolidation/
For the three months ended September 30, 2000  Reinsurance     Management    Corporate    Elimination       Total
-----------------------------------------------------------------------------------------------------------------
Premiums                                         $   327        $    --        $  --     $  (895)        $ 3,076
Universal life and investment-type
  product policy fees                                 --             --           --          --             450
Net investment income                                 95             21          161        (658)          2,340
Other revenues                                         9            217           46         (21)            636
Net realized investment gains (losses)                 2             --          (66)          1            (284)
Contribution from the closed block                    --             --           --          35              35
Income (loss) before provision for
   income taxes and extraordinary item                27             15          (62)        (13)            312
-----------------------------------------------------------------------------------------------------------------



                                                                                  Auto
                                                                                   &
For the three months ended September 30, 1999    Individual    Institutional      Home    International
--------------------------------------------------------------------------------------------------------
Premiums                                        $ 1,023         $ 1,420        $   375     $   120
Universal life and investment-type
  product policy fees                               233             122             --          13
Net investment income                             1,310             938             22          53
Other revenues                                      150             151              5           2
Net realized investment gains (losses)              (12)             20              2          (3)
Income (loss) before provision for
  income taxes and extraordinary item               214             211             10          (9)
--------------------------------------------------------------------------------------------------------



                                                                   Asset                   Consolidation/
For the three months ended September 30, 1999    Reinsurance     Management    Corporate    Elimination       Total
-------------------------------------------------------------------------------------------------------------------
Premiums                                           $--            $  --        $    --        $  --         $ 2,938
Universal life and investment-type
  product policy fees                               --               --             --           --             368
Net investment income                               --               20             99          (59)          2,383
Other revenues                                      --              196             13           14             531
Net realized investment gains (losses)              --               --            (24)          (5)            (22)
Income (loss) before provision for
  income taxes and extraordinary item               --               23             28          (20)            457
-------------------------------------------------------------------------------------------------------------------

                                                                                  Auto
                                                                                   &
For the nine months ended September 30, 2000      Individual    Institutional     Home    International
--------------------------------------------------------------------------------------------------------
Premiums                                           $ 3,393      $ 5,055         $ 1,965      $   481
Universal life and investment-type
  product policy fees                                  920          408              --           39
Net investment income                                4,766        2,902             132          190
Other revenues                                         619          518              23            7
Net realized investment gains (losses)                 (98)        (216)             --            9
Contribution from the closed block                      --           --              --           --
Income (loss) before provision for
  income taxes and extraordinary item                  818          475             (12)        (284)
--------------------------------------------------------------------------------------------------------

                                                                Asset                    Consolidation/
For the nine months ended September 30, 2000   Reinsurance     Management    Corporate    Elimination       Total
-------------------------------------------------------------------------------------------------------------------
Premiums                                        $ 1,055           $  --          $  --     $  (1,832)    $ 10,117
Universal life and investment-type
  product policy fees                                --              --             --            --        1,367
Net investment income                               278              63            513        (1,439)       7,405
Other revenues                                       20             651            109            48        1,995
Net realized investment gains (losses)               (1)             --           (150)           25         (431)
Contribution from the closed block                   --              --             --            36           36
Income (loss) before provision for
  income taxes and extraordinary item                77              55           (102)          (48)         979
----------------------------------------------------------------------------------------------------------------

                                                                                  Auto
                                                                                   &
For the nine months ended September 30, 1999      Individual    Institutional     Home    International
--------------------------------------------------------------------------------------------------------
Premiums                                           $ 3,091       $ 4,174         $ 1,102     $   357
Universal life and investment-type
  product policy fees                                  614           371              --          34
Net investment income                                3,911         2,836              66         154
Other revenues                                         410           456              14           5
Net realized investment gains (losses)                  11           (52)              1           3
Income (loss) before provision for
  income taxes and extraordinary item                  696           665              39          (5)
--------------------------------------------------------------------------------------------------------

                                                                     Asset                   Consolidation/
For the nine months ended September 30, 1999        Reinsurance     Management    Corporate   Elimination      Total
---------------------------------------------------------------------------------------------------------------------
Premiums                                               $--            $  --          $  --        $  --       $ 8,724
Universal life and investment-type
  product policy fees                                   --               --             --           --         1,019
Net investment income                                   --               58            377         (213)        7,189
Other revenues                                          --              599             34           61         1,579
Net realized investment gains (losses)                  --               --           (116)         (24)         (177)
Income (loss) before provision for
  income taxes and extraordinary item                   --               71           (608)         (77)          781
---------------------------------------------------------------------------------------------------------------------

                               At September 30,   At December 31,
                                    2000               1999
                               ---------------    --------------
Assets
  Individual                     $ 133,350         $ 109,401
  Institutional                     92,039            88,127
  Auto & Home                        4,613             4,443
  International                      4,842             4,381
  Reinsurance                        6,761                --
  Asset Management                   1,325             1,036
  Corporate                         18,941            20,499
  Consolidation/Elimination         (4,382)           (2,655)
                                 ---------         ---------
    Total                        $ 257,489         $ 225,232
                                 =========         =========

     The Individual segment includes the results of the closed block for the period April 7, 2000 (date the closed block became effective) through September 30, 2000 combined on a line by line basis with the results of operations outside the closed block. See Note 3 for closed block amounts included in the Individual segment above.

     The Individual segment includes an equity ownership interest in Nvest Companies, L.P. ("Nvest") under the equity method of accounting. Nvest has been included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual segment's equity in earnings of Nvest, which is included in net investment income, was $8 and $13 for the three months ended September 30, 2000 and 1999, respectively, and $29 and $38 for the nine months ended September 30, 2000 and 1999, respectively. The investment in Nvest was $189 and $218 at September 30, 2000 and 1999, respectively.

     The Reinsurance segment includes the life reinsurance business of RGA combined with Exeter, a previously existing ancillary life reinsurance business of the Company. Exeter has been reported as a component of the Individual segment rather than as a separate segment for periods prior to January 1, 2000 due to its immateriality.

     The Consolidation/Elimination column includes the elimination of all intersegment amounts, the closed block amounts presented on a line by line basis in the Individual segment, and the Individual segment's ownership interest in Nvest.

     Revenues (including revenues of the closed block) derived from any one customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $7,502 and $6,013 for the three months ended September 30, 2000 and 1999, respectively, which represented 97% of consolidated revenues for both the three months ended September 30, 2000 and 1999. Revenues from U.S. operations were $22,795 and $17,781 for the nine months ended September 30, 2000 and 1999, respectively, which represented 97% of consolidated revenues for both the nine months ended September 30, 2000 and 1999.

11.  SUBSEQUENT EVENTS

     SALE OF NVEST

     On October 30, 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies, L.P., to CDC Asset Management, an affiliate of Caisse des Depots Group. CDC Asset Management paid $40 per unit for Nvest, L.P. and Nvest Companies, L.P. The Company received $858 in the transaction and will report the gain in the fourth quarter of 2000. Total assets of the Nvest entities were approximately $935 at September 30, 2000. Total revenues and net income (net of minority interest) applicable to the Nvest entities were approximately $156 and $8 for the three months ended September 30, 2000, respectively, and $474 and $29 for the nine months ended September 30, 2000, respectively.

     REINSURANCE OF CLOSED BLOCK

     Metropolitan Life entered into a reinsurance agreement, effective October 1, 2000, under which it ceded 90 percent of the risk associated with the participating life insurance policies constituting the Metropolitan Life U.S. traditional life segment of the closed block, which was formed in connection with the demutualization on April 7, 2000. The agreement will protect Metropolitan Life against inadequate funding of the closed block to meet policyholder contractual guarantees in the event of significantly adverse closed block experience. The agreement is on a modified coinsurance basis under which Metropolitan Life will continue to hold and manage the assets backing the coinsured block of business.

     COMMON STOCK CASH DIVIDEND

     On October 24, 2000, the Company announced the declaration by its Board of Directors of a dividend of $0.20 per common share payable on December 15, 2000 to shareholders of record on November 7, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For purposes of this discussion, the term "Company" refers, at all times prior to the plan effective date (as hereinafter defined), to Metropolitan Life Insurance Company, a mutual life insurance company organized under the laws of the State of New York ("Metropolitan Life"), and its subsidiaries, and at all times on and after the plan effective date, to MetLife, Inc. ("MetLife"), a Delaware corporation, and its subsidiaries, including Metropolitan Life. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the three months ended September 30, 2000 and for the period April 7, 2000 (the date the closed block became effective) through September 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period. Amounts reported at April 7, 2000 and for the period after demutualization are as of April 1, 2000 and for the period beginning on April 1, 2000 as the effect of transactions from April 1, 2000 through April 6, 2000 are not considered material. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

     Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the risks and uncertainties to which the Company may be subject, other than with respect to historical information, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (iv) catastrophe losses; (v) regulatory, accounting or tax changes that may effect the cost of, or demand for, the Company's products or services; (vi) downgrades in the Company's affiliates' claims paying ability or financial strength ratings; (vii) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing liabilities for the Company's obligations for future policy benefits and claims; (viii) adverse litigation or arbitration results and (ix) other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including its S-1 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

THE DEMUTUALIZATION

     On April 7, 2000 (the "date of demutualization"), pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving its plan of reorganization, as amended (the "plan"), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife. In conjunction therewith, each policyholder's membership interest was extinguished and each eligible policyholder received, in exchange for that interest, trust interests representing shares of common stock of MetLife to be held in the Metropolitan Life Policyholder Trust, cash or an adjustment to their policy values in the form of policy credits, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale. The payments, which were recorded in the second quarter of 2000, were determined in a manner that was consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

     On the date of demutualization, MetLife conducted an initial public offering of 202,000,000 shares of its common stock and concurrent private placements of an aggregate of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings are in addition to 493,903,472 shares of common stock of MetLife distributed to the Metropolitan Life Policyholder Trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, MetLife issued 30,300,000 additional shares of its common stock as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

     Concurrently with these offerings, the Company and MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by MetLife, issued 20,125,000 8.00% equity security units for an aggregate offering price of $1,006 million. Each unit consists of (i) a contract to purchase shares of common stock and (ii) a capital security of MetLife Capital Trust I.

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

     The Company does not expect the closed block to affect its net income or its liquidity. The Company will use the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. However, the Company will establish a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below, unless these earnings are offset by future unfavorable experience of the closed block. The excess of closed block liabilities over closed block assets at the effective date of the demutualization represents the estimated maximum future contributions from the closed block expected to result from operations attributed to the closed block after income taxes. Contributions are recognized from the closed block in income over the period the policies and contracts in the closed block remain in force. Management believes that over time the actual cumulative contributions from the closed block will approximately equal the expected cumulative contributions, due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative contribution from the closed block is greater than the expected cumulative contribution from the closed block, the Company will pay the excess of the actual cumulative contribution from the closed block over the expected cumulative contribution to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly will recognize only the expected cumulative contribution in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative contribution from the closed block is less than the expected cumulative contribution from the closed block, the Company will recognize only the actual contribution in income. However, the Company may change dividends in the future, which would be intended to increase future actual contributions until the actual cumulative contributions equal the expected cumulative contributions.

     On June 27, 2000, MetLife's Board of Directors authorized the repurchase of up to $1 billion of MetLife's outstanding common stock. The buyback may take place over an unspecified period of time. MetLife may purchase stock from the Metropolitan Life policyholder trust, in the open market, and in private transactions. Through September 30, 2000, 19,203,403 shares have been acquired for $407.

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

     On October 30, 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies, L.P., to CDC Asset Management, an affiliate of Caisse des Depots Group. CDC Asset Management paid $40 per unit for Nvest, L.P. and Nvest Companies, L.P. The Company received $858 in the transaction and will report the gain in the fourth quarter of 2000.

RESULTS OF OPERATIONS

     The following table presents summary consolidated financial information for the periods indicated. For comparability with prior periods, the table below includes the results of operations of the closed block combined on a line by line basis with the results of operations outside the closed block. All discussions are based on a comparison of such combined amounts.

                                                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                   -------------------------         -------------------------
                                                                      2000             1999            2000              1999
                                                                   --------         --------         --------         --------
                                                                                      (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                           $  3,969         $  2,938         $ 11,946         $  8,724
Universal life and investment-type product policy fees                  450              368            1,367            1,019
Net investment income                                                 2,945            2,383            8,653            7,189
Other revenues                                                          653              531            1,995            1,579
Net realized investment losses (net of amounts allocable to
  other accounts of $25, $(3), $42 and $37, respectively)              (273)             (22)            (440)            (177)
                                                                   --------         --------         --------         --------
                                                                      7,744            6,198           23,521           18,334
                                                                   --------         --------         --------         --------

EXPENSES
Policyholder benefits and claims (includes amounts
  directly related to net realized investment
  losses of $23, $(5), $24 and $11, respectively)                     4,133            3,154           12,414            9,554
Interest credited to policyholder account balances                      754              625            2,175            1,832
Policyholder dividends                                                  457              453            1,438            1,237
Payments to former Canadian policyholders                                --               --              327               --
Other expenses (includes amounts directly related
  to net realized investment losses of $2, $2, $18 and $26,
  respectively)                                                       2,088            1,509            6,188            4,930
                                                                   --------         --------         --------         --------
                                                                      7,432            5,741           22,542           17,553
                                                                   --------         --------         --------         --------

Income before provision for income taxes and
  extraordinary item                                                    312              457              979              781
Provision for income taxes                                               71              182              447              353
                                                                   --------         --------         --------         --------
Income before extraordinary item                                        241              275              532              428
Extraordinary item - demutualization expense                             --               33              170               77
                                                                   --------         --------         --------         --------
Net income                                                         $    241         $    242         $    362         $    351
                                                                   ========         ========         ========         ========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Premiums increased by $1,031 million, or 35%, to $3,969 million for the three months ended September 30, 2000 from $2,938 million for the comparable 1999 period, primarily due to the acquisition of GenAmerica on January 6, 2000. Excluding the impact of this acquisition, premiums increased by $569 million, or 19%. This increase was attributable to Auto & Home, Institutional Business and International. The increase of $289 million, or 77%, in Auto & Home was primarily due to the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies ("St. Paul"), representing $247 million of the increase, as well as growth in this segment's standard auto business. The increase of $241 million, or 17%, in Institutional Business was primarily due to an increase in non-medical health premiums due to higher sales and improved policyholder retention in this segment's dental and disability businesses and the acquisitions of the workplace benefits division from Business Men's Assurance Company in July 2000 and Lincoln National's disability business in November 1999 ("the BMA and Lincoln National acquisitions") which contributed $40 million to the variance. In addition, significant premiums received from existing group life and retirement and savings customers in 2000 contributed to the variance. The increase of $42 million, or 35%, in International was primarily due to overall growth in Korea, Mexico, Taiwan, Spain and Brazil.

     Universal life and investment-type product policy fees increased by $82 million, or 22%, to $450 million for the three months ended September 30, 2000 from $368 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $23 million, or 6%. This increase was almost entirely attributable to a $17 million, or 7%, increase in Individual Business, primarily due to this segment's continued growth in separate account assets.

     Net investment income increased by $562 million, or 24%, to $2,945 million for the three months ended September 30, 2000 from $2,383 million in 1999. Excluding the impact of the GenAmerica acquisition, net investment income increased by $277 million, or 12%. This increase was primarily due to higher income from (i) fixed maturities of $179 million, or 10%, (ii) real estate and real estate joint ventures, after investment expenses and depreciation, of $29 million, or 26%, (iii) other invested assets or $27 million, or 338%, (iv) cash and short-term investments of $15 million, or 39%, (v) lower investment expenses of $11 million, or 20%, (vi) policy loans of $10 million, or 12%, and (vii) equity securities and other limited partnership interests of $8 million, or 35%. These increases were partially offset by reduced income in mortgage loans on real estate of $2 million, or 1%.

     Other revenues increased by $122 million, or 23%, to $653 million for the three months ended September 30, 2000 from $531 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $8 million, or 2%, primarily due to increases in the Institutional and Individual Businesses, partially offset by a decrease in Corporate. The increase in Institutional of $11 million, or 7%, was primarily due to sales growth in this segment's dental and disability administrative services businesses. The increase in Individual Business of $6 million, or 4%, was primarily due to higher commission and fee income associated with increased sales in this segment's broker/dealer and other subsidiaries. The decrease in Corporate of $7 million, or 54%, was primarily due to the amortization of a gain in 1999 related to the excess of loss reinsurance agreements obtained to provide reinsurance with respect to sales practices claims made on or prior to December 31, 1999.

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

     Net realized investment losses increased by $251 million, or 1,141%, to $273 million for the three months ended September 30, 2000 from $22 million for the comparable 1999 period. This increase reflected total gross realized investment losses of $298 million, an increase of $279 million, or 1,468%, from $19 million in 1999, before the offsets for the amortization of deferred policy acquisition and value of business acquired costs of $2 million in both 2000 and 1999, changes in the policyholder dividend obligation of $28 million in 2000 and charges to participating contracts of $5 million in both 2000 and 1999 related to assets sold. Excluding the impact of the GenAmerica acquisition, net realized investment losses increased by $265 million, or 1,205%. Net realized investment losses reflect the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets.

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

     Policyholder benefits and claims increased by $979 million, or 31%, to $4,133 million for the three months ended September 30, 2000 from $3,154 million for the comparable 1999 period. This increase reflected total gross policyholder benefits and claims of $4,110 million, an increase of $951 million from $3,159 million in 1999, before the offsets for participating contractholder accounts of $23 million and $(5) million directly related to net realized investment gains and losses for the three months ended September 30, 2000 and 1999, respectively. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased $555 million, or 18%. This increase was primarily due to increases in Institutional Business, Auto & Home, International and Individual Business. The increase in Institutional Business of $285 million, or 17%, was primarily due to overall growth within this segment's group dental and disability businesses, as well as the BMA and Lincoln National acquisitions. In addition, policyholder benefits and claims related to the group life and retirement and savings businesses increased commensurate with the premium variance discussed above. The increase in Auto & Home of $198 million, or 69%, was primarily due to the St. Paul acquisition which represented $192 million of the increase. The increase in International of $30 million, or 28%, was primarily due to overall growth in Korea, Taiwan, Mexico, Spain and Brazil, commensurate with the increase in premiums discussed above. The increase in Individual Business of $20 million, or 2%, was primarily due to increased sales of supplementary contracts and immediate annuity products.

     Interest credited increased by $129 million, or 21%, to $754 million for the three months ended September 30, 2000 from $625 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited increased by $31 million, or 5%. This increase was almost entirely attributable to a $27 million, or 10%, increase in Institutional Business. This increase was primarily due to asset growth in customer account balances as well as an increase in funding agreements resulting from the reinvestment of cash received in connection with the demutualization.

     Policyholder dividends increased by $4 million, or 1%, to $457 million for the three months ended September 30, 2000 from $453 million for the comparable 1999 period. Excluding the acquisition of GenAmerica, policyholder dividends decreased by $46 million, or 10%. Policyholder dividends vary from period to period based on participating group and traditional individual life insurance contract experience.


     Other expenses increased by $579 million, or 38%, to $2,088 million for the three months ended September 30, 2000 from $1,509 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred policy acquisition and value of business acquired costs, other expenses increased by $571 million, or 36%, to $2,168 million in 2000 from $1,597 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $242 million, or 15%. This increase was primarily attributable to increases in Auto & Home, Corporate, Institutional Business and Asset Management. The increase in Auto & Home of $127 million, or 115%, was primarily due to the St. Paul acquisition. The increase in Corporate of $85 million, or 139%, was primarily due to higher interest expense related to the issuance of $1,006 million 8% equity security units in MetLife Capital Trust I in connection with the demutualization and higher interest rates in 2000 as compared to 1999. The increase in Institutional Business of $21 million, or 5%, was primarily due to higher expense levels in the defined contribution business as well as higher expenses associated with the Company's securities lending program. The increase in Asset Management of $9 million, or 5%, was primarily due to increased discretionary spending.

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

     Capitalization of deferred policy acquisition costs increased to $431 million for the three months ended September 30, 2000 from $269 million for the 1999 comparable period, while amortization of deferred policy acquisition and value of business acquired costs increased to $349 million in 2000 from $179 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs increased to $356 million in 2000 from $269 million in 1999 while amortization of deferred policy acquisition and value of business acquired costs increased to $274 million in 2000 from $179 million in 1999. Amortization of deferred policy acquisition costs and value of business acquired of $351 million and $181 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition costs and value of business acquired of $288 million and $181 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. The increase in amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses was primarily attributable to increases in Auto & Home as well as the Individual and Institutional Businesses. Auto & Home increased to $98 million in 2000 from $43 million in 1999, primarily due to the St. Paul acquisition. Individual Business increased to $137 million in 2000 from $118 million in 1999, primarily due to refinements in the calculation of estimated gross margins and profits. Institutional Business increased to $33 million in 2000 from $14 million in 1999, primarily due to increased amortization in the defined contribution business.

     Income tax expense for the three months ended September 30, 2000 was $71 million, or 23% of income before provision for income taxes and extraordinary item, compared with $182, or 40%, for the comparable 1999 period. The 2000 effective tax rate differs from the corporate tax rate of 35% primarily due to a reduction in prior year taxes on capital gains associated with the sale of businesses recorded in the third quarter. The 1999 effective rate differs from the corporate tax rate of 35% primarily due to the impact of surplus tax. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

     Demutualization expenses, net of income taxes, were $33 million for the three months ended September 30, 1999. These costs related to the Company's demutualization

\efforts. There were no extraordinary charges for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Premiums increased by $3,222 million, or 37%, to $11,946 million for the nine months ended September 30, 2000 from $8,724 million for the comparable 1999 period, primarily due to the acquisition of GenAmerica on January 6, 2000. Excluding the impact of this acquisition, premiums increased by $1,788 million, or 20%. This increase was attributable to Auto & Home, Institutional Business and International. The increase of $863 million, or 78%, in Auto & Home was primarily due to the St. Paul acquisition, which represented $767 million of the increase, as well as growth in this segment's standard auto business. The increase of $815 million, or 20%, in Institutional Business was primarily due to an increase in non-medical health premiums due to higher sales and improved policyholder retention in this segment's dental and disability businesses and the BMA and Lincoln National acquisitions which contributed $68 million to the variance. In addition, significant premiums received from existing group life and retirement and savings customers in 2000 contributed to the variance. The increase of $124 million, or 35%, in International was primarily due to overall growth in Mexico, Taiwan, Korea, Spain and Brazil.

     Universal life and investment-type product policy fees increased by $348 million, or 34%, to $1,367 million for the nine months ended September 30, 2000 from $1,019 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $166 million, or 16%. This increase was almost entirely attributable to a $153 million, or 25%, increase in Individual Business, which was primarily due to increased sales of variable life products, continued growth in separate account assets and the acceleration of the recognition of unearned fees in connection with a universal life product replacement program.

     Net investment income increased by $1,464 million, or 20%, to $8,653 million for the nine months ended September 30, 2000 from $7,189 million in 1999. Excluding the impact of the GenAmerica acquisition, net investment income increased by $632 million, or 9%. This increase was primarily due to higher income from (i) fixed maturities of $418 million, or 8%, (ii) real estate and real estate joint ventures, after investment expenses and depreciation, of $84 million, or 22%, (iii) mortgage loans on real estate of $69 million, or 6%, (iv) cash and short-term investments of $65 million, or 60%, (v) policy loans of $14 million, or 6%, (vi) other invested assets of $12 million, or 26%, and (vii) lower investment expenses of $3 million, or 2%. These increases were partially offset by reduced income in equity securities and other limited partnership interests of $33 million, or 17%.

     Other revenues increased by $416 million, or 26%, to $1,995 million for the nine months ended September 30, 2000 from $1,579 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $124 million, or 8%, primarily due to increases of $70 million, or 17%, in Individual Business and $57 million, or 13%, in Institutional Business. The increase in Individual Business was primarily due to continued growth in this segment's broker/dealer and other subsidiaries. The increase in Institutional Business was primarily due to strong sales growth in this segment's dental and disability administrative services businesses and higher management fees from group life insurance separate accounts.

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

     Net realized investment losses increased by $263 million, or 149%, to $440 million for the nine months ended September 30, 2000 from $177 million for the comparable 1999 period. This increase reflected total gross realized investment losses of $482 million, an increase of $268 million, or 125%, from $214 million in 1999, before the offsets for the amortization of deferred policy acquisition and value of business acquired costs of $18 million and $26 million in 2000 and 1999, respectively, changes in the policyholder dividend obligation of $22 million in 2000 and credits to participating contracts of $2 million and $11 million in 2000 and 1999, respectively, related to assets sold. Excluding the impact of the GenAmerica acquisition, net realized investment losses increased by $278 million, or 157%. Net realized investment losses reflect the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets.

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

     Policyholder benefits and claims increased by $2,860 million, or 30%, to $12,414 million for the nine months ended September 30, 2000 from $9,554 million for the comparable 1999 period. This increase reflected total gross policyholder benefits and claims of $12,390 million, an increase of $2,847 million from $9,543 million in 1999, before the offsets for participating contractholder accounts of $24 million and $11 million directly related to net realized investment gains and losses for the nine months ended September 30, 2000 and 1999, respectively. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased $1,575 million, or 16%. This increase was primarily due to increases of $818 million, or 16%, in Institutional Business, $661 million, or 79%, in Auto & Home, and $93 million, or 29%, in International. The Institutional Business increase was primarily due to overall growth within this segment's group dental and disability businesses as well as the BMA and Lincoln National acquisitions. In addition, policyholder benefits and claims related to the group life and retirement and savings businesses increased commensurate with the premium variance discussed above. The increase in Auto & Home was primarily due to the St. Paul acquisition, which represented $587 million of the increase, as well as increased volume and higher catastrophe losses and expenses in this segment's homeowners business. In addition, an 8% increase in the number of auto policies in force, as well as higher costs due to an increase in the use of original equipment manufacturer parts and higher labor rates contributed to the variance. The increase in International was primarily due to overall growth in Taiwan, Mexico, Korea, Spain and Brazil, commensurate with the increase in premiums discussed above.

     Interest credited increased by $343 million, or 19%, to $2,175 million for the nine months ended September 30, 2000 from $1,832 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited increased by $51 million, or 3%. This increase was primarily due to an increase of $26 million, or 3%, in Institutional Business and a $23 million, or 2%, increase in Individual Business. The increase in Institutional Business was primarily due to an increase in group insurance of $55 million, or 18%, due to asset growth in customer account balances and the bank-owned life insurance business as well as increases in the cash values of executive and corporate-owned universal life plans, partially offset by a decrease in retirement and savings products of $29 million, or 6%, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives. The increase in Individual Business was primarily due to an increase in policyholder account balances as well as an increase in crediting rates on annuity and investment products.

     Policyholder dividends increased by $201 million, or 16%, to $1,438 million for the nine months ended September 30, 2000 from $1,237 million for the comparable 1999 period. Excluding the acquisition of GenAmerica, policyholder dividends increased by $45 million, or 4%. Policyholder dividends vary from period to period based on participating group and traditional individual life insurance contract experience.

     Payments of $327 million were made during the second quarter of 2000 to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of our Canadian operations in 1998.

     Other expenses increased by $1,258 million, or 26%, to $6,188 million for the nine months ended September 30, 2000 from $4,930 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred policy acquisition and value of business acquired costs, other expenses increased by $1,275 million, or 25%, to $6,402 million in 2000 from $5,127 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $268 million, or 5%. This increase was primarily attributable to increases in Auto & Home, Individual Business, Institutional Business and International. These increases were partially offset by a $454 million, or 50%, decrease in Corporate. The increase in Auto & Home of $325 million, or 101%, was primarily due to the St. Paul acquisition. The increase in Individual Business of $187 million, or 9%, was primarily due to a $89 million increase in the broker/dealer and other subsidiaries commensurate with the increase in other revenues discussed above and an increase in expenses associated with the Company's securities lending program. The increase in Institutional Business of $139 million, or 13%, was primarily due to costs incurred in connection with initiatives that focused on improving our service delivery capabilities through investments in technology and an increase in volume-related expenses associated with premium growth. Volume-related expenses include premium taxes, separate account investment management expenses and commissions. The increase in International of $31 million, or 14%, was primarily due to higher policy acquisition costs related to premium growth and higher business development costs. The decrease in Corporate was primarily due to a $499 million charge in 1999 principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs.

     Deferred policy acquisition costs and value of business acquired are principally amortized in proportion to gross margins or profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased to $1,263 million for the nine months ended September 30, 2000 from $785 million for the 1999 comparable period while amortization of deferred policy acquisition and value of business acquired costs increased to $1,031 million in 2000 from $562 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs increased to $1,050 million in 2000 from $785 in 1999 while amortization of deferred policy acquisition and value of business acquired costs increased to $889 million in 2000 from $562 million in 1999. Amortization of deferred policy acquisition and value of business acquired costs of $1,049 million and $588 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition costs and value of business acquired of $923 million and $588 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment losses. The increase in amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses was primarily attributable to increases in Auto & Home and Individual Businesses. Auto & Home increased to $310 million in 2000 from $126 million in 1999, primarily due to the St. Paul acquisition. Individual Business increased to $517 million in 2000 from $407 million in 1999, primarily due to refinements in the calculation of estimated gross margins and profits as well as the acceleration of the recognition of unearned fees in connection with a product replacement program discussed above.

     Income tax expense for the nine months ended September 30, 2000 was $447 million, or 46% of income before provision for income taxes and extraordinary item, compared with $353 million, or 45%, for the comparable 1999 period. The 2000 effective tax rate differs from the corporate tax rate of 35% due to payments made in the second quarter of 2000 to former Canadian policyholders in connection with the demutualization, the impact of surplus tax and a reduction in prior year taxes on capital gains associated with the sale of businesses recorded in the third quarter. The 1999 effective rate differs from the corporate tax rate of 35% primarily due to the impact of surplus tax. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

     Demutualization expenses, net of income taxes, were $170 million and $77 million for the nine months ended September 30, 2000 and 1999, respectively. These costs related to the Company's demutualization efforts.

INDIVIDUAL BUSINESS

     The following table presents summary consolidated financial information for Individual Business for the periods indicated:



                                                                FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                              -----------------------         -----------------------
                                                                2000            1999             2000          1999
                                                              ---------       -------         ----------      -------
                                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                      $ 1,140         $ 1,023         $ 3,393         $ 3,091
Universal life and investment-type product policy fees            300             233             920             614
Net investment income                                           1,590           1,310           4,766           3,911
Other revenues                                                    215             150             619             410
Net realized investment gains (losses)                            (41)            (12)            (98)             11
                                                              -------         -------         -------         -------
                                                                3,204           2,704           9,600           8,037
                                                              -------         -------         -------         -------
EXPENSES
Policyholder benefits and claims                                1,233           1,067           3,642           3,291
Interest credited to policyholder account balances                422             349           1,250           1,017
Policyholder dividends                                            428             367           1,303           1,103
Other expenses                                                    851             707           2,587           1,930
                                                              -------         -------         -------         -------
                                                                2,934           2,490           8,782           7,341
                                                              -------         -------         -------         -------
Income before provision for income taxes                          270             214             818             696
Provision for income taxes                                        103              85             296             243
                                                              -------         -------         -------         -------
Net income                                                    $   167         $   129         $   522         $   453
                                                              =======         =======         =======         =======



THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999 - INDIVIDUAL BUSINESS

     Premiums increased by $117 million, or 11%, to $1,140 million for the three months ended September 30, 2000 from $1,023 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums decreased by $6 million, or 1%. Premiums from insurance products decreased $14 million, or 1%, to $991 million in 2000 compared to $1,005 million in 1999. This decrease was primarily due to a decline in sales of traditional life insurance policies, which reflected a continued shift in policyholders' preferences from those policies to variable life products. Premiums from annuity and investment products increased by $8 million, or 44%, to $26 million in 2000 from $18 million in 1999. This increase was primarily due to the increased sales of supplementary contracts and immediate annuity products.

     Universal life and investment-type product policy fees increased by $67 million, or 29%, to $300 million for the three months ended September 30, 2000 from $233 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $17 million, or 7%. Policy fees from insurance products decreased by $5 million, or 3%, to $149 million in

2000 from $154 million in 1999, primarily due to refinements in the calculation of estimated gross profits which resulted in an increase in unearned revenues in 2000 as compared with 1999. Policy fees from annuity and investment products increased by $22 million, or 28%, to $101 million in 2000 from $79 million in 1999, primarily due to this segment's continued growth in separate account assets.

     Other revenues increased by $65 million, or 43%, to $215 million for the three months ended September 30, 2000 from $150 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $6 million, or 4%. Other revenues for insurance products increased by $11 million, or 8%, to $146 million in 2000 from $135 million in 1999. This increase was primarily attributable to higher commission and fee income associated with increased sales in our broker/dealer and other subsidiaries. Other revenues for annuity and investment products decreased $5 million, or 33%, to $10 million in 2000 from $15 million in 1999, due to non-recurring third-party administrative fees received in 1999.

     Policyholder benefits and claims increased $166 million, or 16%, to $1,233 million for the three months ended September 30, 2000 from $1,067 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased by $20 million, or 2%. Policyholder benefits and claims for insurance products increased by $7 million, or 1%, to $1,038 million in 2000 compared with $1,031 in 1999. This increase was primarily due to an increase in the policyholder dividend obligation driven by favorable experience in the closed block which was created in April 2000 in connection with the demutualization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Demutualization" for information regarding the closed block and the policyholder dividend obligation. Policyholder benefits and claims for annuity and investment products increased by $13 million, or 36%, to $49 million in 2000 from $36 million in 1999, commensurate with the increase in premiums discussed above.

     Interest credited to policyholder account balances increased by $73 million, or 21%, to $422 million for the three months ended September 30, 2000 from $349 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited increased by $4 million, or 1%. Interest credited to policyholder account balances for insurance products increased by $2 million, or 2%, to $114 million in 2000 compared with $112 million in 1999, primarily due to higher policyholder account balances. Interest credited for annuity and investment products increased $2 million, or 1%, to $239 million in 2000 compared with $237 million in 1999, primarily due to an increase in crediting rates.

     Policyholder dividends increased by $61 million, or 17%, to $428 million for the three months ended September 30, 2000 from $367 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder dividends increased by $10 million, or 3%. This increase was due to growth in cash values of policies associated with this segment's large block of traditional life insurance business.

     Other expenses increased by $144 million, or 20%, to $851 million for the three months ended September 30, 2000 from $707 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred acquisition costs and value of business acquired which are discussed below, other expenses increased by $119 million, or 15%, to $895 million in 2000 from $776 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $1 million. Other expenses related to insurance products decreased by $24 million, or 4%, to $594 million in 2000 from $618 million in 1999. This decrease was primarily due to a $57 million reduction in general and administrative expenses partially offset by a $17 million increase in expenses associated primarily with the Company's securities lending program and a $17 million increase in our broker/dealer and other subsidiaries commensurate with the increase in other revenues discussed above. Other expenses related to annuity and investment products increased $25 million, or 16%, to $183 million in 2000 from $158 million in 1999, primarily due to an increase in expenses associated primarily with the Company's securities lending program.

     Deferred policy acquisition costs and value of business acquired are principally amortized in proportion to gross margins or gross profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased by $40 million to $227 million in 2000 from $187 million in 1999 while total amortization of deferred policy acquisition costs and value of business acquired increased by $67 million to $183 million in 2000 from $116 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs increased by $9 million, or 5% while total amortization of deferred policy acquisition costs and value of business acquired increased by $8 million, or 7%. Amortization of deferred policy acquisition costs and value of business acquired of $183 million and $118 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition costs and value of business acquired of $137 million and $118 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses related to insurance products increased by $4 million to $86 million in 2000 from $82 million in 1999. Amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses related to annuity products and investment products increased by $15 million to $51 million in 2000 from $36 million in 1999. These increases were primarily due to refinements in the calculation of estimated gross margins and profits.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999 - INDIVIDUAL BUSINESS

     Premiums increased by $302 million, or 10%, to $3,393 million for the nine months ended September 30, 2000 from $3,091 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums decreased by $28 million, or 1%. Premiums from insurance products decreased by $40 million, or 1%, to $2,998 million in 2000 compared to $3,038 million in 1999. This decrease was primarily due to a decline in sales of traditional life insurance policies, which reflected a continued shift in policyholders' preferences from those policies to variable life products. Premiums from annuity and investment products increased by $12 million, or 23%, to $65 million in 2000 from $53 million in 1999. This increase was primarily due to increased sales of supplementary contracts and immediate annuity products.

     Universal life and investment-type product policy fees increased by $306 million, or 50%, to $920 million for the nine months ended September 30, 2000 from $614 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type fees increased by $153 million, or 25%. Policy fees from insurance products increased by $86 million, or 22%, to $471 million in 2000 from $385 million in 1999, primarily due to increased sales of variable life products and continued growth in separate accounts, reflecting a continued shift in customer preferences from traditional life products. This increase also reflects the acceleration of the recognition of unearned fees in connection with a product replacement program related to universal life policies. Policy fees from annuity and investment products increased by $67 million, or 29%, to $296 million in 2000 from $229 million in 1999, primarily due to this segment's growing block of separate account assets and stock market appreciation.

     Other revenues increased by $209 million, or 51%, to $619 million for the nine months ended September 30, 2000 from $410 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $70 million, or 17%. Other revenues for insurance products increased by $71 million, or 19%, to $453 million in 2000 from $382 million in 1999. This increase was primarily attributable to higher commission and fee income associated with increased sales in our broker/dealer and other subsidiaries. Other revenues for annuity products remained essentially unchanged at $27 million in 2000 compared with $28 million in 1999.

     Policyholder benefits and claims increased $351 million, or 11%, to $3,642 million for the nine months ended September 30, 2000 from $3,291 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims decreased by $27 million or 1%. Policyholder benefits and claims for insurance products decreased by $32 million, or 1%, to $3,127 million in 2000 from $3,159 million in 1999. This decrease was primarily due to improved mortality and morbidity experience in the existing block of policyholder liabilities. Policyholder benefits and claims for annuity and investment products increased by $5 million, or 4%, to $137 million in 2000 from $132 million in 1999, commensurate with the increase in premiums discussed above.

     Interest credited to policyholder account balances increased by $233 million, or 23%, to $1,250 million for the nine months ended September 30, 2000 from $1,017 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited increased by $23 million, or 2%. Interest on insurance products increased by $13 million, or 4%, to $328 million in 2000 from $315 million in 1999, primarily due to higher policyholder account balances. Interest on annuity and investment products increased by $10 million, or 1%, to $712 million in 2000 from $702 million in 1999, primarily due to an increase in crediting rates.

     Policyholder dividends increased by $200 million, or 18%, to $1,303 million for the nine months ended September 30, 2000 from $1,103 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder dividends increased by $45 million, or 4%. This increase was due to the growth in cash values of policies associated with this segment's large block of traditional life insurance business.

     Other expenses increased by $657 million, or 34%, to $2,587 million for the nine months ended September 30, 2000 from $1,930 million for the comparable 1999 period. Excluding the capitalization and amortization of deferred acquisition costs and value of business acquired which are discussed below, other expenses increased by $540 million, or 26%, to $2,628 million in 2000 from $2,088 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $187 million, or 9%. Other expenses related to insurance products increased by $120 million, or 7%, to $1,758 million in 2000 from $1,638 million in 1999. This increase was primarily due to a $89 million increase from our broker/dealer and other subsidiaries commensurate with the increase in other revenues discussed above as well as a $79 million increase in expenses associated primarily with the Company's securities lending program, partially offset by a $45 million reduction in general and administrative expenses. Other expenses related to annuity and investment products increased by $67 million, or 15%, to $517 million in 2000 from $450 million in 1999. This increase was primarily due to a $36 million increase in expenses associated principally with the Company's securities lending program and a $31 million increase in general and administrative expenses arising from higher sales of annuity products.

     Deferred policy acquisition costs and value of business acquired are principally amortized in proportion to gross margins or gross profits, including realized investment gains or losses. The amortization is allocated to realized investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased by $101 million to $666 million in 2000 from $565 million in 1999 while total amortization of deferred policy acquisition costs and value of business acquired increased by $227 million to $608 million in 2000 from $381 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs increased by $23 million, or 4%, while total amortization of deferred policy acquisition costs and value of business acquired increased by $102 million, or 27%. Amortization of deferred policy acquisition costs and value of business acquired of $625 million and $407 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition costs and value of business acquired of $517 million and $407 million were allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year was allocated to realized investment gains and losses. Amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses related to insurance products increased by $78 million to $364 million in 2000 from $286 in 1999. This increase was due to refinements in the calculation of estimated gross margins and profits as well as the acceleration of the recognition of unearned fees in connection with the product replacement program discussed above. Amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses related to annuity products and investment products increased by $32 million to $153 million in 2000 from $121 million in 1999. This increase was primarily due to refinements in the calculation of estimated gross profits.

INSTITUTIONAL BUSINESS

     The following table presents summary consolidated financial information for Institutional Business for the periods as indicated:

                                                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                            ---------------------      ---------------------
                                                              2000         1999         2000          1999
                                                            -------       -------      -------       -------
                                                                       (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $ 1,678       $ 1,420      $ 5,055       $ 4,174
Universal life and investment-type product policy fees          135           122          408           371
Net investment income                                         1,020           938        2,902         2,836
Other revenues                                                  163           151          518           456
Net realized investment gains (losses)                         (175)           20         (216)          (52)
                                                            -------       -------      -------       -------
                                                              2,821         2,651        8,667         7,785
                                                            -------       -------      -------       -------
EXPENSES
Policyholder benefits and claims                              2,001         1,690        6,017         5,110
Interest credited to policyholder account balances              289           260          803           773
Policyholder dividends                                           15            81           96           118
Other expenses                                                  450           409        1,276         1,119
                                                            -------       -------      -------       -------
                                                              2,755         2,440        8,192         7,120
                                                            -------       -------      -------       -------

Income before provision for income taxes                         66           211          475           665
Provision for income taxes                                       18            80          166           248
                                                            -------       -------      -------       -------
Net income                                                  $    48       $   131      $   309       $   417
                                                            =======       =======      =======       =======


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999 -- INSTITUTIONAL BUSINESS

     Premiums increased by $258 million, or 18%, to $1,678 million for the three months ended September 30, 2000 from $1,420 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums increased by $241 million, or 17%, to $1,661 million in 2000 from $1,420 million in 1999. Group insurance premiums increased by $197 million, or 15%, to $1,491 million in 2000 from $1,294 million in 1999. This increase was primarily due to strong sales and continued favorable policyholder retention in this segment's dental and disability businesses as well as significant premiums received from several existing group life customers in 2000. In addition, the BMA and Lincoln National acquisitions contributed $40 million to the variance. Retirement and savings premiums increased by $44 million, or 35%, to $170 million in 2000 from $126 million in 1999, primarily due to significant premiums received from an existing customer in 2000.

     Universal life and investment-type product policy fees increased by $13 million, or 11%, to $135 million for the three months ended September 30, 2000 from $122 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $4 million, or 3%, to $126 million in 2000 from $122 million in 1999. This increase reflected growth in group universal life products.

     Other revenues increased by $12 million, or 8%, to $163 million for the three months ended September 30, 2000 from $151 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $11 million, or 7%, to $162 million in 2000 from $151 million in 1999. Group insurance increased by $10 million, or 14%, to $81 million in 2000 from $71 million in 1999, primarily due to sales growth in this segment's dental and disability administrative services businesses. Retirement and savings other revenues were essentially unchanged at $81 million in 2000 compared with $80 million in 1999.

     Policyholder benefits and claims increased by $311 million, or 18%, to $2,001 million for the three months ended September 30, 2000 from $1,690 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased by $285 million, or 17%, to $1,975 million in 2000 from $1,690 million in 1999. Group life increased by $114 million, or 13%, to $982 million in 2000 from $868 million in 1999, primarily due to growth in the business commensurate with the increase in premiums discussed above. Non-medical health increased by $128 million, or 37%, to $476 million in 2000 from $348 million in 1999, due to significant growth in this segment's dental and disability insurance businesses as well as the BMA and Lincoln National acquisitions discussed above. Retirement and savings increased by $43 million, or 9%, to $517 million in 2000 from $474 million in 1999, commensurate with the premium variance discussed above.

     Interest credited to policyholder account balances increased by $29 million, or 11%, to $289 million for the three months ended September 30, 2000 from $260 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $27 million, or 10%, to $287 million in 2000 from $260 million in 1999. Group insurance increased by $26 million, or 25%, to $130 million in 2000 from $104 million in 1999, primarily due to asset growth in customer account balances. In addition, an increase in funding agreements, resulting from the reinvestment of cash received in connection with the demutualization, contributed to the variance. Retirement and savings interest credited to policyholder account balances were essentially unchanged at $157 million in 2000 compared with $156 million in 1999.

     Policyholder dividends decreased by $66 million, or 81%, to $15 million for the three months ended September 30, 2000 from $81 million for the comparable 1999 period. Policyholder dividends vary from period to period based on participating group insurance contract experience.

     Other expenses increased by $41 million, or 10%, to $450 million for the three months ended September 30, 2000 from $409 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, expenses increased by $32 million, or 8%, to

$441 million for the three months ended September 30, 2000 from $409 million in 1999. Other expenses related to group insurance decreased by $10 million, or 4%, to $267 million in 2000 from $277 in 1999 primarily due to lower interest expense in 2000 as compared with 1999. Other expenses related to retirement and savings increased by $42 million, or 32%, to $174 million in 2000 from $132 million in 1999, primarily due to higher expense levels in the defined contribution business as well as higher expenses associated with the Company's securities lending program.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999 - INSTITUTIONAL BUSINESS

     Premiums increased by $881 million, or 21%, to $5,055 million for the nine months ended September 30, 2000 from $4,174 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, premiums increased by $815 million, or 20%, to $4,989 million in 2000 from $4,174 million in 1999. Group insurance premiums increased by $603 million, or 16%, to $4,438 million in 2000 from $3,835 million in 1999. This increase was primarily due to strong sales and continued favorable policyholder retention in this segment's group life, dental and disability businesses and $89 million of additional insurance coverages purchased by existing customers with funds received in the demutualization. In addition, the BMA and Lincoln National acquisitions contributed $68 million to the variance. Retirement and savings premiums increased by $212 million, or 63%, to $551 million in 2000 from $339 million in 1999, primarily due to significant premiums received from existing customers in 2000.

     Universal life and investment-type product policy fees increased by $37 million, or 10%, to $408 million for the nine months ended September 30, 2000 from $371 million for the comparable 1999 period, primarily due to the acquisition of GenAmerica. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $8 million, or 2%, to $379 million in 2000 from $371 million in 1999. This increase reflected growth in group universal life products.

     Other revenues increased by $62 million, or 14%, to $518 million for the nine months ended September 30, 2000 from $456 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, other revenues increased by $57 million, or 13%, to $513 million in 2000 from $456 million in 1999. Group insurance increased by $54 million, or 26%, to $264 million in 2000 from $210 million in 1999. This increase was primarily due to strong sales growth in this segment's dental and disability administrative services businesses and higher management fees from group life insurance separate accounts. Retirement and savings other revenues increased by $3 million, or 1%, to $249 million in 2000 from $246 million in 1999, primarily due to higher administrative fees derived from separate accounts.

     Policyholder benefits and claims increased by $907 million, or 18%, to $6,017 million for the nine months ended September 30, 2000 from $5,110 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased by $818 million, or 16%, to $5,928 million in 2000 from $5,110 million in 1999. Group life increased by $182 million, or 7%, to $2,877 million in 2000 from $2,695 million in 1999, primarily due to overall growth in the business, commensurate with the premium variance discussed above. Non-medical health increased by $426 million, or 43%, to $1,423 million in 2000 from $997 million in 1999, due to significant growth in this segment's dental and disability businesses as well as the BMA and Lincoln National acquisitions discussed above. Retirement and savings increased by $210 million, or 15%, to $1,628 million in 2000 from $1,418 million in 1999 commensurate with the premium variance discussed above.

     Interest credited to policyholders increased by $30 million, or 4%, to $803 million for the nine months ended September 30, 2000 from $773 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $26 million, or 3%, to $799 million in 2000 from $773 million in 1999. Group insurance increased by $55 million, or 18%, to $354 million in 2000 from $299 million in 1999. This increase was primarily due to asset growth in customer account balances and the bank-owned life insurance business as well as increases in the cash values of executive and corporate-owned universal life plans. In addition, an increase in funding agreements, resulting from the reinvestment of cash received in connection with the demutualization, contributed to the variance. Retirement and savings decreased by $29 million, or 6%, to $445 million in 2000 from $474 million in 1999, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives.

     Policyholder dividends decreased by $22 million, or 19%, to $96 million for the nine months ended September 30, 2000 from $118 million for the comparable 1999 period. Policyholder dividends vary from period to period based on participating group insurance contract experience.

     Other expenses increased by $157 million, or 14%, to $1,276 million for the nine months ended September 30, 2000 from $1,119 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, expenses increased by $127 million, or 11%, to $1,246 million in 2000 compared with $1,119 million in 1999. Other expenses related to group life increased by $47 million, or 18%, to $315 million in 2000 from $268 million in 1999. Other expenses related to group non-medical health increased by $22 million, or 5%, to $497 million in 2000 from $475 million in 1999. Other expenses related to retirement and savings increased $58 million, or 15%, to $434 million in 2000 from $376 million in 1999. These increases were primarily due to costs incurred in connection with initiatives that focused on improving our service delivery capabilities through investments in technology and higher expenses associated with the Company's securities lending program. In addition, an increase in volume-related expenses associated with premium growth contributed to the variance. Volume-related expenses include premium taxes, separate account investment management expenses and commissions.

REINSURANCE

     As a result of the acquisition of GenAmerica on January 6, 2000, MetLife beneficially owns approximately 58% of Reinsurance Group of America, Incorporated ("RGA"). RGA, through its subsidiaries RGA Reinsurance Company and RGA Life Reinsurance Company of Canada, is among the largest providers of life reinsurance in North America. In addition to its North American operations, RGA has subsidiary companies or branch offices in Argentina, Australia, Barbados, Bermuda, Hong Kong, Japan, Taiwan, South Africa, and the United Kingdom. Worldwide, RGA has approximately $500 billion of life reinsurance in force and assets of $5.9 billion.

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

     The following table presents summary consolidated financial information for Reinsurance for the periods indicated:

                                                           FOR THE THREE    FOR THE NINE
                                                           MONTHS ENDED     MONTHS ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                           --------------   -------------
                                                               2000              2000
                                                           --------------   ------------
                                                               (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $   327          $ 1,055
Net investment income                                            95              278
Other revenues                                                    9               20
Net realized investment gains (losses)                            2               (1)
                                                            -------          -------
                                                                433            1,352
                                                            -------          -------
EXPENSES
Policyholder benefits and claims                                271              845
Interest credited to policyholder account balances               28               79
Policyholder dividends                                            5               15
Other expenses                                                   81              279
                                                            -------          -------
                                                                385            1,218
                                                            -------          -------
Income before provision for income taxes                         48              134
Provision for income taxes                                       11               33
Minority interest                                                21               57
                                                            -------          -------
Net income                                                  $    16          $    44
                                                            =======          =======

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 - REINSURANCE

     Revenues were $433 million and $1,352 million for the three months and nine months ended September 30, 2000, respectively. Reinsurance revenues are primarily derived from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Expenses were $385 million and $1,218 million for the three months and nine months ended September 30, 2000, respectively. Policy benefits and claims were 82.9% and 80.1% of premiums for the three months and nine months ended September 30, 2000, respectively. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term. Underwriting, acquisition and insurance expenses, which are included in other expenses, were 16.70% and 18.71% of premiums for the three months and nine months ended September 30, 2000, respectively. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured. Interest credited to policyholder account balances related to amounts credited on RGA's deposit type contracts and cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in cash values and changes in interest crediting rates.

     Minority interest reflects third-party ownership interests in RGA.

AUTO & HOME

     The following table presents summary consolidated financial information for Auto & Home for the periods indicated:

                                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                 -------------------------     ------------------------
                                                                      2000         1999          2000              1999
                                                                 -----------     ---------     ---------        -------
                                                                                  (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $   664         $   375        $ 1,965         $ 1,102
Net investment income                                                 49              22            132              66
Other revenues                                                         5               5             23              14
Net realized investment gains (losses)                                (6)              2             --               1
                                                                 -------         -------        -------         -------
                                                                     712             404          2,120           1,183
                                                                 -------         -------        -------         -------
EXPENSES
Policyholder benefits and claims                                     485             287          1,495             834
Other expenses                                                       230             107            637             310
                                                                 -------         -------        -------         -------
                                                                     715             394          2,132           1,144
                                                                 -------         -------        -------         -------
Income (loss) before provision (benefit) for income taxes             (3)             10            (12)             39
Provision (benefit) for income taxes                                  (9)             --            (17)              4
                                                                 -------         -------        -------         -------
Net income                                                       $     6         $    10        $     5         $    35
                                                                 =======         =======        =======         =======


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999 - AUTO & HOME

     Premiums increased by $289 million, or 77%, to $664 million for the three months ended September 30, 2000 from $375 million for the 1999 comparable period, primarily due to the St. Paul acquisition. Excluding the impact of the St. Paul acquisition, premiums increased $42 million or 11%. Automobile premiums increased by $33 million, or 11%, to $339 million in 2000 from $306 million in 1999. This increase was primarily due to growth in our standard auto insurance book of business which was attributable to increased new business production and improved retention in the existing business. Policyholder retention in our standard auto business increased by 1% to 89%. Homeowner premiums increased by $7 million or 11% to $72 million in 2000 from $65 million in 1999 due to an increase in policyholder retention of 2% to 91% in 2000 from 89% in 1999. Premiums from other personal lines increased to $6 million in 2000 from $4 million in 1999.

     Other revenues were stable at $5 million for the three months ended September 30, 2000 and 1999.

     Expenses increased by $321 million, or 81%, to $715 million for the three months ended September 30, 2000 from $394 million for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, expenses increased by $24 million or 6%. This increase in expenses was more than offset by higher net earned premiums, which resulted in a decrease in the combined ratio to 100.2% in 2000 from 105.0% in 1999.

     Policyholder benefits and claims increased by $198 million, or 69%, to $485 million for the three months ended September 30, 2000 from $287 million for the comparable 1999 period. The auto loss ratio decreased to 71.9% in 2000 from 76.6% in 1999 while the homeowners loss ratio increased to 78.6% from 73.2% in 1999. The increase in the homeowners loss ratio was primarily due to higher catastrophe losses and expenses, predominately in the St. Paul book of business. Catastrophes, including multiple storms and the Cerro Grande Fire, resulted in an increase in the catastrophe loss ratio to 24.2% for the three months ended September 30, 2000 from 9.1% for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, policyholder benefits and claims increased by $6 million, or 2%. Auto policyholder benefits and claims increased by $12 million, or 5%, to $247 million in 2000 from $235 million in 1999, primarily due to an 8% increase in the number of policies in force, as well as increased costs due to an increase in the use of original equipment manufacturer parts and higher labor rates. Correspondingly, the auto loss ratio decreased to 73% in 2000 from 76.6% in 1999. Homeowners benefits and claims decreased by $6 million, or 13%, to $41 million in 2000 from $47 million in 1999, primarily due to lower claim frequency resulting from a lower amount of catastrophe losses in 2000 compared with 1999. The property and casualty industry as a whole experienced a less than typical amount of losses resulting from events classified as catastrophes in 2000. Correspondingly, the homeowners loss ratio decreased by 16.4% to 56.9% in 2000 from 73.2% in 1999. Other personal lines benefits and claims were stable at $5 million for 2000 and 1999.

     Other expenses increased by $123 million, or 115%, to $230 million for the three months ended September 30, 2000 from $107 million for the comparable 1999 period, which resulted in an increase in the expense ratio to 34.6% in 2000 from 28.6% in 1999. Excluding the impact of the St. Paul acquisition, other expenses increased $18 million, or 17%, resulting in an increase in the expense ratio to 29.9% in 2000 from 28.6% in 1999. This increase is primarily due to additional administrative costs and a slight increase in acquisition costs commensurate with increased premiums, as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999 - AUTO & HOME

     Premiums increased by $863 million, or 78%, to $1,965 million for the nine months ended September 30, 2000 from $1,102 million for the 1999 comparable period, primarily due to the St. Paul acquisition. Excluding the impact of the St. Paul acquisition, premiums increased $96 million or 9%. Automobile premiums increased by $67 million, or 7%, to $975 million in 2000 from $908 million in 1999. This increase was primarily due to growth in our standard auto insurance book of business which was attributable to increased new business production and improved retention in the existing business. Policyholder retention in our standard auto business increased 1% to 89%. Homeowner premiums increased by $19 million, or 10%, to $202 million in 2000 from $183 million in 1999 due to higher new business production and an increase in policyholder retention of 2% to 91% in 2000 from 89% in 1999. Premiums from other personal lines increased to $21 million in 2000 from $11 million in 1999.

     Other revenues increased by $9 million, or 64%, to $23 million for the nine months ended September 30, 2000 from $14 million for the comparable 1999 period, primarily due to a revision of an estimate of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990.

     Expenses increased by $988 million, or 86%, to $2,132 million for the nine months ended September 30, 2000 from $1,144 million for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, expenses increased by $105 million or 9%, which resulted in an increase in the combined ratio to 104.2% in 2000 from 103.8% in 1999. This increase was primarily due to higher overall loss costs predominately in the homeowners line, as discussed below.

     Policyholder benefits and claims increased by $661 million, or 79%, to $1,495 million for the nine months ended September 30, 2000 from $834 million for the comparable 1999 period. The automobile loss ratio decreased to 74.6% in 2000 from 77.5% in 1999 while the homeowners loss ratio increased to 82% from 67.5% in 1999. The increase in the homeowners loss ratio was primarily due to higher catastrophe losses and expenses, predominately in the St. Paul book of business. Catastrophes, including multiple storms and the Cerro Grande Fire, resulted in an increase in the catastrophe loss ratio to 20.0% for the nine months ended September 30, 2000 from 10.4% for the comparable 1999 period. Excluding the impact of the St. Paul acquisition, policyholder benefits and claims increased by $74 million, or 9%. Auto policyholder benefits and claims increased by $50 million, or 7%, to $754 million in 2000 from $704 million in 1999, primarily due to an 8% increase in the number of policies in force, as well as increased costs due to an increase in the use of original equipment manufacturer parts and higher labor rates. The auto loss ratio was stable at 77.3% in 2000 and 1999. Homeowners benefits and claims increased $20 million, or 16%, to $143 million in 2000 from $123 million in 1999, primarily due to the increased volume of this book of business and increased catastrophe experience as discussed above. The homeowners loss ratio increased by 3% to 70.5% in 2000 from 67.5% in 1999. Other personal lines benefits and claims increased by $4 million to $11 million in 2000 from $7 million in 1999.

     Other expenses increased by $327 million, or 105%, to $637 million for the nine months ended September 30, 2000 from $310 million for the comparable 1999 period, which resulted in an increase in our expense ratio to 32.4% in 2000 from 28.1% in 1999. Excluding the impact of the St. Paul acquisition, operating expenses increased by $31 million, or 10%, resulting in a slight increase in our expense ratio to 28.5% in 2000 from 28.1% in 1999. This increase is primarily due to increased acquisition costs commensurate with increased premiums, as discussed above.

ASSET MANAGEMENT

     The following table presents summary consolidated financial information for Asset Management for the periods indicated:



                                                FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                               --------------------    -------------------
                                                2000       1999         2000        1999
                                               -------   ---------     -------    --------
                                                            (DOLLARS IN MILLIONS)
REVENUES
Net investment income                           $ 21        $ 20        $ 63        $ 58
Other revenues                                   217         196         651         599
                                                ----        ----        ----        ----
                                                 238         216         714         657
                                                ----        ----        ----        ----

OTHER EXPENSES                                   213         180         625         545
                                                ----        ----        ----        ----
Income before provision for income taxes
  and minority interest                           25          36          89         112
Provision for income taxes                         6          10          24          30
Minority interest                                 10          13          34          41
                                                ----        ----        ----        ----
Net Income                                      $  9        $ 13        $ 31        $ 41
                                                ====        ====        ====        ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999--ASSET MANAGEMENT

     Other revenues, which are primarily comprised of management and advisory fees, increased by $21 million, or 11%, to $217 million for the three months ended September 30, 2000 from $196 million for the comparable 1999 period. Excluding the impact of Conning, which was acquired as part of the GenAmerica acquisition, other revenues increased by $2 million, or 1%, to $198 million in 2000 from $196 million in 1999, primarily due to an increase in management and advisory fees commensurate with an increase in average assets under management in 2000 as compared to 1999. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses increased by $33 million, or 18%, to $213 million for the three months ended September 30, 2000 from $180 million for the comparable 1999 period. Excluding the impact of Conning, other expenses increased by $10 million, or 6%, to $190 million in 2000 from $180 million in 1999. Total compensation and benefits of $103 million consisted of approximately 57% base compensation and 43% variable compensation. Base compensation increased $3 million, or 5%, to $59 million in 2000 from $56 million in 1999, primarily due to annual salary increases and higher staffing levels. Variable compensation decreased by $7 million, or 14%, to $44 million in 2000 from $51 million in 1999. Variable incentive payments are based upon profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. In addition, general and administrative expenses increased $14 million, or 19%, to $87 million in 2000 from $73 million in 1999, primarily due to increased discretionary spending.

     Minority interest, reflecting third-party ownership interest in Nvest, decreased by $3 million, or 23%, to $10 million for the three months ended September 30, 2000 from $13 million for the comparable 1999 period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999--ASSET MANAGEMENT

     Other revenues, which are primarily comprised of management and advisory fees, increased by $52 million, or 9%, to $651 million for the nine months ended September 30, 2000 from $599 million for the comparable 1999 period. Excluding the impact of Conning, which was acquired as part of the GenAmerica acquisition, other revenues decreased by $9 million, or 2%, to $590 million in 2000 from $599 million in 1999 despite an increase in average assets under management in 2000 as compared to 1999. The decrease in other revenues was primarily due to a change in asset mix from value style products to fixed income and other retail equity products. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses increased by $80 million, or 15%, to $625 million for the nine months ended September 30, 2000 from $545 million for the comparable 1999 period. Excluding the impact of Conning, other expenses increased by $13 million, or 2%, to $558 million in 2000 from $545 million in 1999. Total compensation and benefits of $308 million consisted of approximately 58% base compensation and 42% variable compensation. Base compensation increased by $10 million, or 6%, to $179 million in 2000 from $169 million in 1999, primarily due to annual salary increases and higher staffing levels. Variable compensation decreased by $19 million, or 13%, to $129 million in 2000 from $148 million in 1999. Variable incentive payments are based upon profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. In addition, general and administrative expenses increased $22 million, or 10%, to $250 million in 2000 from $228 million in 1999, primarily due to increased discretionary spending.

     Minority interest, reflecting third-party ownership interest in Nvest, decreased by $7 million, or 17%, to $34 million for the nine months ended September 30, 2000 from $41 million for the comparable 1999 period.

INTERNATIONAL

     The following table presents summary consolidated financial information for International for the periods indicated:


                                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                 ------------------------       -----------------------
                                                                     2000         1999            2000           1999
                                                                 ---------      --------        --------       ---------
                                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $   162        $   120         $   481         $   357
Universal life and investment-type product policy fees                15             13              39              34
Net investment income                                                 62             53             190             154
Other revenues                                                         2              2               7               5
Net realized investment gains (losses)                                 1             (3)              9               3
                                                                 -------        -------         -------         -------
                                                                     242            185             726             553
                                                                 -------        -------         -------         -------
EXPENSES
Policyholder benefits and claims                                     139            109             411             318
Interest credited to policyholder account balances                    15             16              43              42
Policyholder dividends                                                 9              5              24              16
Payments to former Canadian policyholders                             --             --             327              --
Other expenses                                                        67             64             205             182
                                                                 -------        -------         -------         -------
                                                                     230            194           1,010             558
                                                                 -------        -------         -------         -------
Income (loss) before provision (benefit) for income taxes             12             (9)           (284)             (5)
Provision (benefit) for income taxes                                   5             (6)             12             (13)
                                                                 -------        -------         -------         -------
Net income (loss)                                                $     7        $    (3)        $  (296)        $     8
                                                                 =======        =======         =======         =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999 - INTERNATIONAL

     Premiums increased by $42 million, or 35%, to $162 million for the three months ended September 30, 2000 from $120 million for the comparable 1999 period. Korea's premiums increased by $14 million, primarily due to overall growth and improved policyholder retention, which increased to 78% in 2000 from 70% in 1999, in the individual life business. Mexico's premiums increased by $9 million primarily due to significant growth in the group business in 2000. Taiwan's premiums increased by $6 million primarily due to overall growth in the individual life business. Spain's premiums increased by $5 million primarily due to increased sales in the direct auto business. Brazil's premiums increased $5 million, primarily due to expanded business operations. The remainder of the increase was primarily due to minor increases in several other countries.

     Universal life and investment-type product policy fees increased by $2 million, or 15%, to $15 million for the three months ended September 30, 2000 compared with $13 million for the comparable 1999 period, primarily due to expanded business operations in Argentina.

     Other revenues were stable at $2 million for the three months ended September 30, 2000 and 1999.

     Policyholder benefits and claims increased by $30 million, or 28%, to $139 million for the three months ended September 30, 2000 from $109 million for the comparable 1999 period. Korea, Taiwan, Mexico and Spain increased by $9 million, $8 million, $6 million, and $4 million, respectively, commensurate with the overall premium growth discussed above. In addition, Brazil increased $3 million, primarily due to expanded business operations.

     Interest credited to policyholder account balances remained essentially unchanged at $15 million for the three months ended September 30, 2000 compared with $16 million for the comparable 1999 period.

     Policyholder dividends increased by $4 million, or 80%, to $9 million for the three months ended September 30, 2000 from $5 million for the comparable 1999 period. These dividends vary from period to period based on the claims experience of participating insurance contracts.

     Other expenses increased $3 million, or 5%, to $67 million for the three months ended September 30, 2000 compared with $64 million for the comparable 1999 period. The primary causes of this increase were higher policy acquisition costs related to premium growth and higher business development costs.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999 - INTERNATIONAL

     Premiums increased by $124 million, or 35%, to $481 million for the nine months ended September 30, 2000 from $357 million for the comparable 1999 period. Mexico's premiums increased by $35 million, primarily due to several large group customers obtained in 2000. Taiwan's premiums increased by $30 million, primarily due to overall growth in the individual life business as well as an increase in group premiums as a result of a large group customer in the third quarter of 1999. Korea's premiums increased by $26 million, primarily due to overall growth and improved policyholder retention, which increased to 78% in 2000 from 70% in 1999, in the individual life business. Spain's premiums increased by $17 million, primarily due to increased sales from the direct auto businesses. Brazil and Argentina's premiums increased by $10 million and $3 million, respectively, primarily due to expanded business operations. The remainder of the increase was primarily due to minor increases in several other countries.

     Universal life and investment-type product policy fees increased by $5 million, or 15%, to $39 million for the nine months ended September 30, 2000 compared with $34 million for the comparable 1999 period, primarily due to expanded business operations in Argentina.

     Other revenues were essentially unchanged at $7 million for the nine months ended September 30, 2000 compared with $5 million for the comparable 1999 period.

     Policyholder benefits and claims increased by $93 million, or 29%, to $411 million for the nine months ended September 30, 2000 from $318 million for the comparable 1999 period. Taiwan, Mexico and Korea increased by $31 million, $25 million and $18 million, respectively, commensurate with the overall premium growth discussed above. Spain increased by $10 million, primarily due to increases in auto claims commensurate with the increase in premiums discussed above. In addition, Brazil and Argentina increased $6 million and $3 million, respectively, primarily due to expanded business operations.

     Interest credited to policyholder account balances were essentially unchanged at $43 million for the nine months ended September 30, 2000 compared with $42 million for the comparable 1999 period.

     Policyholder dividends increased by $8 million, or 50%, to $24 million for the nine months ended September 30, 2000 from $16 million for the comparable 1999 period. These dividends vary from period to period based on the claims experience of participating insurance contracts.

     Payments of $327 million were made during the second quarter of 2000 to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of our Canadian operations in 1998.

     Other expenses increased by $23 million, or 13%, to $205 million for the nine months ended September 30, 2000 from $182 million for the comparable 1999 period. The primary causes of this increase were higher policy acquisition costs related to premium growth and higher business development costs.

CORPORATE

     Total revenues for the Corporate segment, which consisted of net investment income and realized investment losses that were not allocated to other business segments, increased by $53 million, or 60%, to $141 million for the three months ended September 30, 2000 from $88 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, total revenues decreased by $7 million, or 8%, to $81 million in 2000 from $88 million in 1999, primarily due to the amortization of a gain in 1999 related to the excess of loss reinsurance agreements obtained to provide reinsurance with respect to sales practices claims made on or prior to December 31, 1999. In addition, a $55 million increase in realized investment losses completely offset a $55 million increase in net investment income. These variances reflect the continuation of the Company's strategy to reposition its investment portfolio to provide a higher operating return on its invested assets. Total Corporate expenses increased by $143 million, or 238%, to $203 million in 2000 from $60 million in 1999. Excluding the impact of the GenAmerica acquisition, total expenses increased by $90 million, or 150%, primarily due higher interest expense related to the issuance of $1,006 million of 8% equity security units in MetLife Capital Trust I in connection with the demutualization and higher interest rates in 2000 as compared to 1999. Demutualization expenses, net of income taxes, were $33 million for the three months ended September 30, 1999. There were no demutualization expenses for the three months ended September 30, 2000. This segment reported a net loss of $2 million for the three months ended September 30, 2000, compared with a net loss of $27 million for the comparable 1999 period, which was primarily attributable to the aforementioned events.

     Total revenues for the Corporate segment, which consisted of net investment income and realized investment losses that were not allocated to other business segments, increased by $177 million, or 60%, to $472 million for the nine months ended September 30, 2000 from $295 million for the comparable 1999 period. Excluding the impact of the GenAmerica acquisition, total revenues increased by $65 million, or 22%. This increase was primarily due to a $120 million increase in net investment income, partially offset by a $48 million increase in realized investment losses. These variances reflect the continuation of the Company's strategy to reposition its investment portfolio to provide a higher operating return on its invested assets. Total Corporate expenses decreased by $329 million, or 36%, to $574 million in 2000 from $903 million in 1999. Excluding the impact of the GenAmerica acquisition, total expenses decreased by $449 million, or 50%. During 1999, the Company reported a $499 million charge principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. Demutualization expenses, net of income taxes, increased by $93 million, or 121%. This segment reported a net loss of $227 million for the nine months ended September 30, 2000, compared with a net loss of $549 million for the comparable 1999 period, which was primarily attributable to the aforementioned events.


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

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to MetLife as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitain Life will be permitted to pay a stockholder dividend to MetLife in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to MetLife in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends.

     The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, capital notes and surplus notes. Furthermore, although the impact cannot be determined at this time, the recent adoption of the Codification of Statutory Accounting Principles by the NAIC and the prescribed accounting principles that may be adopted by the New York State Insurance Department may reduce statutory surplus, thereby making the dividend limitation more restrictive.

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

     Based on the historic cash flows and the current financial results of Metropolitan Life, subject to any dividend limitations which may be imposed upon Metropolitan Life or its subsidiaries by regulatory authorities, management believes that cash flows from operating activities, together with the dividends it is permitted to pay without prior insurance regulatory clearance, the $340 million of proceeds from the offerings and the private placements retained by MetLife and the interest received on the capital note from Metropolitan Life, will be sufficient to enable MetLife to make dividend payments on its common stock, to pay all operating expenses, make payments on the debentures issued to MetLife Capital Trust I and meet its other obligations.

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

     Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. treasury securities, short-term investments, common stocks and marketable fixed maturity securities. The Company's available portfolio of liquid assets was approximately $100 billion and $88 billion at September 30, 2000 and December 31, 1999, respectively.

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

     In some of these matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, it is the opinion of the Company's management that their outcomes, after consideration of available insurance and reinsurance and the provisions made in the Company's consolidated financial statements, are not likely to have a material adverse effect on its consolidated financial condition. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 8 of Notes to Unaudited Interim Condensed Consolidated Financial Statements.

     RISK-BASED CAPITAL. Section 1322 of the New York Insurance Law requires that New York life insurers report their risk-based capital ("RBC") based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At September 30, 2000, Metropolitan Life's and each of its U.S. insurance subsidiaries' total adjusted capital was in excess of each of those RBC levels.

     The NAIC has recently adopted the Codification of Statutory Accounting Principles for life insurers, which is to become effective on January 1, 2001. The Company is in the process of quantifying the impact on statutory surplus of the insurance subsidiaries of Codification and the state prescribed accounting principles that may be adopted by the various states of domicile.

     FINANCING. MetLife Funding, Inc. serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At September 30, 2000 and December 31, 1999, MetLife Funding had a tangible net worth of $10.8 million and $10.5 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to MetLife, Metropolitan Life and its other subsidiaries. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MetLife. At September 30, 2000 and December 31, 1999, MetLife Funding had total outstanding liabilities of $1.4 billion and $4.2 billion, respectively, consisting primarily of commercial paper.

     In connection with the Company's acquisition of the stock of GenAmerica, the Company incurred $900 million of short-term debt, consisting primarily of commercial paper. In April 2000, the entire debt was repaid with proceeds from the offerings and the private placements. The Company also incurred approximately $3.2 billion of short-term debt, consisting primarily of commercial paper, in connection with its October 1, 1999 exchange offer to holders of General American Life funding agreements. As of September 30, 2000, this debt was repaid.

     The Company also maintained $2 billion in committed credit facilities at September 30, 2000, as compared with $7 billion ($5 billion of which served as back-up for the commercial paper incurred in connection with the exchange offer to holders of General American Life funding agreements and $2 billion in committed credit facilities) at December 31, 1999. These credit facilities were not utilized for the nine months ended September 30, 2000 or for the year ended December 31, 1999.

     SUPPORT AGREEMENTS. In addition to its support agreement with MetLife Funding, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO"), whereby it is obligated to maintain NELICO's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of NELICO at September 30, 2000 was significantly in excess of the amount that would trigger such an event. Furthermore, Metropolitan Life has never been called upon to provide support to NELICO.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American Life"), whereby Metropolitan Life is obligated to maintain General American Life's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American Life at a level not less than 180% of the NAIC Risk Based Capitalization Model. The capital and surplus of General American Life at September 30, 2000 was in excess of the required amount.

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

     CONSOLIDATED CASH FLOWS. Net cash provided by operating activities was $1,625 million and $3,564 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by the Company's operations in 2000 compared with 1999 was primarily due the cash received in 1999 in connection with the GenAmerica funding agreement exchange offer as well as a $643 million cash transfer in 2000 to the closed block in connection with the demutualization. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

     Net cash used in investing activities was $2,534 million and $2,044 million for the nine months ended September 30, 2000 and 1999, respectively. Purchases of investments exceeded sales, maturities and repayments by $4,560 million and $977 million in 2000 and 1999, respectively, while the net change in short-term investments was $1,167 million and $(3,043) million in 2000 and 1999, respectively. In addition, cash flows from investing activities also increased by $1,877 million and $2,356 million in 2000 and 1999, respectively, as a result of activity from the Company's securities lending program.

     Net cash (used in) provided by financing activities was $(280) million and $232 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash flows from financing activities was primarily due to the pay down of short-term debt related the funding agreement exchange offer in connection with the GenAmerica acquisition, cash payments to eligible policyholders in connection with the demutualization and the acquisition of treasury stock. These cash outflows were partially offset by an increase in cash provided by proceeds from the Company's initial public offering and concurrent private placements in April 2000 as well as the issuance of mandatorily convertible securities in connection with the formation of MetLife Capital Trust
I. Withdrawals from policyholders' account balances exceeded deposits by $32 million and $1,453 million in 2000 and 1999, respectively. Short-term financing decreased by $2,442 million in 2000 compared with a net increase of $2,035 million in 1999, while net additions in long-term debt were $173 million in 2000 compared with net reductions of $350 million in 1999. Cash outflows related to the purchase of treasury stock were $407 million for the nine months ended September 30, 2000.

     The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents of $1,189 million for the nine months ended September 30, 2000 compared with an increase of $1,752 million in the 1999 comparable period.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 1999 through September 30, 2000 aggregated $6 million. The Company maintained a liability of $58 million at September 30, 2000 for future assessments in respect of currently impaired, insolvent or failed insurers.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on consolidated results of operations, except insofar as inflation may affect interest rates.

INVESTMENTS

     All investment data and discussion are based on the investments in the general account combined with the amounts in the closed block.

     The Company had total cash and invested assets at September 30, 2000 of $156.6 billion. In addition, the Company had $75.1 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

     The following table summarizes the Company's cash and invested assets at September 30, 2000 and December 31, 1999:

                                                               AT SEPTEMBER 30,          AT DECEMBER 31,
                                                                    2000                     1999
                                                          ----------------------     ----------------------
                                                           CARRYING      % OF         CARRYING        % OF
                                                            VALUE        TOTAL         VALUE          TOTAL
                                                          ---------     --------     ----------     --------
                                                                       (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value        $110,408        70.6 %      $ 96,981        69.9 %
Mortgage loans on real estate                               21,532        13.7          19,739        14.3
Policy loans                                                 8,053         5.1           5,598         4.0
Equity real estate and real estate joint ventures            5,638         3.6           5,649         4.1
Cash and cash equivalents                                    2,325         1.5           2,789         2.0
Equity securities and other limited partnership
  interests                                                  3,928         2.5           3,337         2.4
Other invested assets                                        2,695         1.7           1,501         1.1
Short-term investments                                       2,091         1.3           3,055         2.2
                                                          --------        ----        --------        ----
    Total cash and invested assets                        $156,670        100.0 %     $138,649        100.0 %
                                                          ========        =====       ========        =====

INVESTMENT RESULTS

     The annualized yields on general account cash and invested assets, excluding net realized investment gains and losses, were 7.6% and 6.9% for the three months ended September 30, 2000 and 1999, respectively, and 7.4% and 7.0% for the nine months ended September 30, 2000 and 1999, respectively.

     The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three and nine months ended September 30, 2000 and 1999:


                                 AT OR FOR THE THREE MONTHS ENDED SEPTEMBER 30,    AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         2000                     1999                     2000                     1999
                                 ---------------------    --------------------    --------------------     ---------------------
                                  YIELD(1)     AMOUNT      YIELD(1)   AMOUNT       YIELD(1)    AMOUNT       YIELD(1)      AMOUNT
                                 ---------     ------      --------   ------      ---------    ------       --------      ------
                                                                     (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                   7.7%    $   2,138       7.4%    $   1,786        7.7%    $   6,260          7.3%    $   5,308
Net realized losses                              (349)                    (61)                    (593)                      (337)
                                            ---------               ---------                ---------                  ---------
  Total                                     $   1,789               $   1,725                $   5,667                  $   4,971
                                            ---------               ---------                ---------                  ---------
Ending assets                               $ 110,408               $  98,158                $ 110,408                  $  98,158
                                            ---------               ---------                ---------                  ---------
MORTGAGE LOANS: (3)
Investment income                   7.8%    $     420       8.2%    $     388        7.8%    $   1,254          8.0%    $   1,084
Net realized losses                               (20)                     (5)                     (14)                        (1)
                                            ---------               ---------                ---------                  ---------
  Total                                     $     400               $     383                $   1,240                  $   1,083
                                            ---------               ---------                ---------                  ---------
Ending assets                               $  21,532               $  19,561                $  21,532                  $  19,561
                                            ---------               ---------                ---------                  ---------
POLICY LOANS:
Investment income                   6.4%    $     127       5.9%    $      82        6.4%    $     379          6.0%    $     250
                                            ---------               ---------                ---------                  ---------
Ending assets                               $   8,053               $   5,558                $   8,053                  $   5,558
                                            ---------               ---------                ---------                  ---------

EQUITY REAL ESTATE AND REAL
  ESTATE JOINT
  VENTURES: (4)
Investment income, net of
  expenses                         10.9%    $     144       8.7%    $     113       10.9%    $     466          8.7%    $     380
Net realized gains                                 30                       3                       57                        169
                                            ---------               ---------                ---------                  ---------
  Total                                     $     174               $     116                $     523                  $     549
                                            ---------               ---------                ---------                  ---------
Ending assets                               $   5,638               $   5,923                $   5,638                  $   5,923
                                            ---------               ---------                ---------                  ---------
CASH, CASH EQUIVALENTS AND
SHORT-TERM INVESTMENTS:
Investment income                   5.4%    $      69       2.5%    $      38        5.3%    $     204          2.9%    $     109
Net realized gains (losses)                         3                    --                          1                         (1)
                                            ---------               ---------                ---------                  ---------
  Total                                     $      72               $      38                $     205                  $     108
                                            ---------               ---------                ---------                  ---------
Ending assets                               $   4,416               $   9,581                $   4,416                  $   9,581
                                            ---------               ---------                ---------                  ---------
EQUITY SECURITIES AND OTHER
  LIMITED PARTNERSHIP
  INTERESTS:
Investment income                   3.2%    $      31       2.8%    $      23        5.8%    $     161          7.8%    $     194
Net realized gains                                 36                      54                      112                         44
                                            ---------               ---------                ---------                  ---------
  Total                                     $      67               $      77                $     273                  $     238
                                            ---------               ---------                ---------                  ---------
Ending assets                               $   3,928               $   3,340                $   3,928                  $   3,340
                                            ---------               ---------                ---------                  ---------

OTHER INVESTED ASSETS:
Investment income                   9.1%    $      59       2.2%    $       8        5.9%    $     110          4.0%    $      46
Net realized gains (losses)                         2                     (10)                     (45)                       (88)
                                            ---------               ---------                ---------                  ---------
  Total                                     $      61               $      (2)               $      65                  $     (42)
                                            ---------               ---------                ---------                  ---------
Ending assets                               $   2,695               $   1,447                $   2,695                  $   1,447
                                            ---------               ---------                ---------                  ---------
TOTAL INVESTMENTS:
Investment income                   7.7%    $   2,988       7.1%    $   2,438        7.6%    $   8,834          7.2%    $   7,371
Investment expenses and fees       (0.1%)         (43)     (0.2%)         (55)      (0.2%)        (181)        (0.2%)        (182)
                                   ------   ---------      ------   ---------       ------   ---------         ------   ---------
Net investment income               7.6%    $   2,945       6.9%    $   2,383        7.4%    $   8,653          7.0%    $   7,189
Gross realized losses                            (298)                    (19)                    (482)                      (214)
Adjustments to realized losses(5)                  25                      (3)                      42                         37
                                            ---------               ---------                ---------                  ---------
                                              $ 2,672               $   2,361                $   8,213                  $   7,012
                                              =======               =========                =========                  =========


(1) Yields are based on average asset carrying values for the three and nine months ended September 30, 2000 and 1999, excluding unrealized gains and losses, and for yield calculation purposes, average assets exclude fixed maturities associated with the Company's securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity linked notes of $1,215 million and $905 million at September 30, 2000 and 1999, respectively, which include an equity component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3)      Investment income from mortgage loans includes prepayment fees.

(4) Equity real estate and real estate joint venture income is shown net of depreciation of $56 million and $80 million for the three months ended September 30, 2000 and 1999, respectively, and $166 million and $209 million for the nine months ended September 30, 2000 and 1999, respectively.

(5) Adjustments to realized losses include amortization of deferred acquisition costs as well as charges and credits to participating contracts.

  FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 70.6% and 69.9% of total cash and invested assets at September 30, 2000 and December 31, 1999, respectively.

     Based on estimated fair value, public fixed maturities and private fixed maturities comprised 84.2% and 15.8% of total fixed maturities at September 30, 2000, respectively, and 82.6% and 17.4% at December 31, 1999, respectively. The Company invests in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

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

     The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at September 30, 2000 and December 31, 1999, as well as the percentage, based on estimated fair value, that each designation comprises:


                                            AT SEPTEMBER 30, 2000                     AT DECEMBER 31, 1999
                                       -------------------------------------   -----------------------------------
                                                    ESTIMATED                                ESTIMATED
NAIC       RATING AGENCY               AMORTIZED      FAIR          % OF       AMORTIZED        FAIR        % OF
RATING     EQUIVALENT DESIGNATION         COST        VALUE         TOTAL         COST          VALUE       TOTAL
------     ----------------------      ---------    ----------     -------     ---------     ---------     -------
                                                                    (DOLLARS   IN MILLIONS)
1          Aaa/Aa/A                    $  70,131     $  70,667       64.0 %     $  62,855     $  62,207      64.2 %
2          Baa                            30,281        29,615       26.8          26,883        25,951      26.8
3          Ba                              6,432         6,065        5.5           5,808         5,636       5.8
4          B                               4,113         3,847        3.5           3,017         2,969       3.1
5          Caa and lower                     160           136        0.1             168           141       0.1
6          In or near default                 80            58        0.1              68            67       0.0
                                       ---------    ----------      -----       ---------     ---------     -----
           Subtotal                      111,197       110,388      100.0          98,799        96,971     100.0
           Redeemable preferred stock         20            20        0.0              10            10       0.0
                                       ---------    ----------      -----       ---------     ---------     -----
           Total fixed maturities      $ 111,217    $  110,408      100.0 %     $  98,809     $  96,981     100.0 %
                                       =========    ==========      =====       =========     =========     =====

     Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 90.8% and 91.0% of total fixed maturities in the general account at September 30, 2000 and December 31, 1999, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at September 30, 2000 and December 31, 1999:

                                                 AT SEPTEMBER 30, 2000          AT DECEMBER 31, 1999
                                             -------------------------         -----------------------
                                                             ESTIMATED                        ESTIMATED
                                              AMORTIZED         FAIR           AMORTIZED         FAIR
                                                COST            VALUE            COST           VALUE
                                             ----------       --------        ----------      --------
                                                                     (DOLLARS IN MILLIONS)
Due in one year or less                       $  3,020        $  3,011        $  3,180        $  3,217
Due after one year through five years           21,227          21,159          18,152          18,061
Due after five years through ten years          24,275          23,848          23,755          23,114
Due after ten years                             30,257          30,244          26,316          25,918
                                              --------        --------        --------        --------
  Subtotal                                      78,779          78,262          71,403          70,310
Mortgage-backed and other asset-backed
  securities                                    32,418          32,126          27,396          26,661
                                              --------        --------        --------        --------
  Subtotal                                     111,197         110,388          98,799          96,971
Redeemable preferred stock                          20              20              10              10
                                              --------        --------        --------        --------
Total fixed maturities                        $111,217        $110,408        $ 98,809        $ 96,981
                                              ========        ========        ========        ========

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

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at September 30, 2000 and December 31, 1999:

                          AT SEPTEMBER 30, 2000       AT DECEMBER 31, 1999
                         ----------------------     -----------------------
                          ESTIMATED      % OF         ESTIMATED      % OF
                         FAIR VALUE      TOTAL       FAIR VALUE      TOTAL
                         ----------    --------     -----------     -------
                                        (DOLLARS IN MILLIONS)
Performing               $109,419         99.1 %    $ 96,464         99.5 %
Problem                       246          0.2            20          0.0
Potential Problem             665          0.6           482          0.5
Restructured                   78          0.1            15          0.0
                         --------        -----      --------        -----
     Total               $110,408        100.0 %    $ 96,981        100.0 %
                         ========        =====      ========        =====


     The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to fair value fixed maturities that the Company deems to be other than temporarily impaired. The Company records write-downs as realized losses and includes them in earnings and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $84 million and $63 million for the nine months ended September 30, 2000 and 1999, respectively.

     FIXED MATURITIES BY SECTOR. The Company diversifies its fixed maturities by security sector. The following table sets forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at September 30, 2000 and December 31, 1999:


                                      AT SEPTEMBER 30, 2000        AT DECEMBER 31, 1999
                                    ------------------------     -----------------------
                                     ESTIMATED         % OF       ESTIMATED        % OF
                                    FAIR VALUE        TOTAL       FAIR VALUE       TOTAL
                                    ----------        -----       ----------       -----
                                                    (DOLLARS IN MILLIONS)
U.S. treasuries/agencies             $  9,111           8.3 %    $  6,299             6.5 %
Corporate bonds                        61,582          55.8        55,543            57.3
Foreign government securities           4,964           4.5         4,206             4.3
Mortgage-backed securities             24,215          21.9        20,279            20.9
Asset-backed securities                 7,536           6.8         6,382             6.6
Other fixed income assets               3,000           2.7         4,272             4.4
                                     --------         -----      --------           -----
     Total                           $110,408         100.0 %    $ 96,981           100.0 %
                                     ========         =====      ========           =====

     CORPORATE FIXED MATURITIES. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:

                          AT SEPTEMBER 30, 2000      AT DECEMBER 31, 1999
                          ---------------------      --------------------
                          ESTIMATED     % OF         ESTIMATED      % OF
                         FAIR VALUE     TOTAL       FAIR VALUE      TOTAL
                         ----------     -----       ----------      -----
                                       (DOLLARS IN MILLIONS)
Industrial                $28,282        46.0 %      $26,480        47.6 %
Utility                     6,768        11.0          6,487        11.7
Finance                    12,884        20.9         11,631        21.0
Yankee/Foreign (1)         13,323        21.6         10,423        18.8
Other                         325         0.5            522         0.9
                          -------       -----        -------       -----
     Total                $61,582       100.0 %      $55,543       100.0 %
                          =======       =====        =======       =====


(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no significant exposure to any single issuer. At September 30, 2000, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $3,888 million, which was less than 5% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at September 30, 2000 was $461 million, which was less than 1% of its total invested assets at such date.

     At September 30, 2000, investments of $6,283 million, or 52.6% of the Yankee/Foreign sector, represented exposure to traditional "Yankee" bonds, which are dollar-denominated debt obligations of foreign obligors. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     MORTGAGE-BACKED SECURITIES. The following table shows the types of mortgage-backed securities the Company held at September 30, 2000 and December 31, 1999:

                                            AT SEPTEMBER 30, 2000          AT DECEMBER 31, 1999
                                            ---------------------          --------------------
                                            ESTIMATED       % OF           ESTIMATED       % OF
                                            FAIR VALUE      TOTAL          FAIR VALUE      TOTAL
                                            ----------      -----          ----------      -----
                                                                 (DOLLARS IN MILLIONS)
Pass-through securities                      $10,186         42.1 %       $ 8,478         41.8 %
Collateralized mortgage obligations            8,915         36.8           7,694         37.9
Commercial mortgage-backed securities          5,114         21.1           4,107         20.3
                                             -------        -----         -------        -----
     Total                                   $24,215        100.0 %       $20,279        100.0 %
                                             =======        =====         =======        =====

     At September 30, 2000, pass-through and collateralized mortgage obligations totaled $19,101 million, or 78.9% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At September 30, 2000, approximately $3,374 million, or 66.0% of the commercial mortgage-backed securities and $15,276 million, or 80.0% of the pass-through securities and collateralized mortgage obligations were rated Aaa/AAA by Moody's or S&P.

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

     Mortgage-backed pass-through certificates are the most liquid assets in the mortgage-backed sector. Pass-through securities distribute, on a pro rata basis to their holders, the monthly cash flows of principal and interest, both scheduled and prepayments, generated by the underlying mortgages. Collateralized mortgage obligations ("CMOs") have a greater degree of cash flow stability than pass-throughs.

     ASSET-BACKED SECURITIES. Asset-backed securities, which include credit card and automobile receivables and home equity loans, are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. At September 30, 2000, approximately $3,446 million, or 45.7%, of the total was rated Aaa/AAA by Moody's or S&P.

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

MORTGAGE LOANS

     The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.7% and 14.3% of the Company's total cash and invested assets at September 30, 2000 and December 31, 1999, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by such types at September 30, 2000 and December 31, 1999:

                   AT SEPTEMBER 30, 2000        AT DECEMBER 31, 1999
                   ---------------------        --------------------
                   CARRYING       % OF          CARRYING        % OF
                   VALUE          TOTAL         VALUE           TOTAL
                   -----          -----         -----           -----
                                  (DOLLARS IN MILLIONS)
Commercial          $16,579        77.0 %      $14,862          75.3 %
Agricultural          4,844        22.5          4,798          24.3
Residential             109         0.5             79           0.4
                    -------       -----        -------         -----
     Total          $21,532       100.0 %      $19,739         100.0 %
                    =======       =====        =======         =====

     COMMERCIAL MORTGAGE LOANS. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at September 30, 2000 and December 31, 1999:


                          AT SEPTEMBER 30, 2000        AT DECEMBER 31, 1999
                          ---------------------        --------------------
                          CARRYING       % OF          CARRYING      % OF
                           VALUE         TOTAL         VALUE         TOTAL
                           -----         -----         -----         -----
                                        (DOLLARS IN MILLIONS)
REGION
South Atlantic            $ 4,477        27.0 %      $ 4,098        27.6 %
Pacific                     3,074        18.5          2,596        17.5
Middle Atlantic             2,887        17.4          2,703        18.2
East North Central          1,860        11.2          1,865        12.5
West South Central          1,193         7.2          1,012         6.8
New England                 1,107         6.7          1,095         7.4
Mountain                      741         4.5            490         3.3
West North Central            759         4.6            652         4.4
International                 326         2.0            202         1.3
East South Central            155         0.9            149         1.0
                          -------       -----        -------       -----
     Total                $16,579       100.0 %      $14,862       100.0 %
                          =======       =====        =======       =====


PROPERTY TYPE
Office                    $ 7,592        45.8 %      $ 6,789        45.7 %
Retail                      3,969        23.9          3,620        24.4
Apartments                  2,605        15.7          2,382        16.0
Industrial                  1,440         8.7          1,136         7.6
Hotel                         859         5.2            843         5.7
Other                         114         0.7             92         0.6
                          -------       -----        -------       -----
     Total                $16,579       100.0 %      $14,862       100.0 %
                          =======       =====        =======       =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at September 30, 2000 and December 31, 1999:


                                                AT SEPTEMBER 30, 2000       AT DECEMBER 31, 1999
                                                ---------------------       --------------------
                                                CARRYING        % OF        CARRYING       % OF
                                                 VALUE          TOTAL        VALUE       TOTAL
                                                 -----          -----        -----       -----
                                                               (DOLLARS IN MILLIONS)
Due in one year or less                         $   658           4.0 %      $   806         5.4 %
Due after one year through two years              1,426           8.6            482         3.2
Due after two years through three years           1,668          10.1            708         4.8
Due after three years through four years          1,271           7.7            787         5.3
Due after four years through five years           2,342          14.1          1,608        10.8
Due after five years                              9,214          55.5         10,471        70.5
                                                -------         -----        -------       -----
     Total                                      $16,579         100.0 %      $14,862       100.0 %
                                                =======         =====        =======       =====

     PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED MORTGAGE LOANS. The Company monitors its mortgage loan investments on a continual basis. Through this monitoring process, the Company reviews loans that are restructured, delinquent or under foreclosure and identifies those that management considers to be potentially delinquent. These loan classifications are generally consistent with those used in industry practice.

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

     The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at September 30, 2000 and December 31, 1999:


                                          AT SEPTEMBER 30, 2000                                   AT DECEMBER 31, 1999
                             -------------------------------------------------    ------------------------------------------------
                                                                        % OF                                                % OF
                             AMORTIZED       % OF       VALUATION    AMORTIZED    AMORTIZED        % OF        VALUATION  AMORTIZED
                             COST (1)        TOTAL       ALLOWANCE       COST       COST (1)        TOTAL       ALLOWANCE    COST
                             --------        -----       ---------       ----       --------        -----       ---------    ----
                                                                        (DOLLARS IN MILLIONS)
Performing                    $15,847         95.1 %    $    20         0.1 %        $14,098         94.5 %    $    11      0.1 %
Restructured                      663          4.0           45         6.8 %            810          5.4           52      6.4 %
Delinquent or under
  foreclosure                      50          0.3           14        28.8 %             17          0.1            4     25.0 %
Potentially delinquent             99          0.6            1         0.9 %              6          0.0            2     33.3 %
                              -------        -----      -------                      -------        -----      -------
     Total                    $16,659        100.0 %    $    80         0.5 %        $14,931        100.0 %    $    69      0.5 %
                              =======        =====      =======                      =======        =====      =======

(1)      Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the nine months ended September 30, 2000:


                                               NINE MONTHS ENDED
                                               SEPTEMBER 30, 2000
                                               ------------------
                                               (DOLLARS IN MILLIONS)
Balance, beginning of period                      $ 69
Additions                                           48
Deductions for writedowns and dispositions         (37)
                                                  ----
Balance, end of period                            $ 80
                                                  ====

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

     Approximately 59% of the $4,852 million of agricultural mortgage loans outstanding at September 30, 2000 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at September 30, 2000 and December 31, 1999:

                                            AT SEPTEMBER 30, 2000                               AT DECEMBER 31, 1999
                             ---------------------------------------------------    -----------------------------------------------
                                                                           % OF                                              % OF
                             AMORTIZED        % OF       VALUATION      AMORTIZED   AMORTIZED   % OF        VALUATION     AMORTIZED
                              COST (1)        TOTAL      ALLOWANCE        COST        COST (1)  TOTAL       ALLOWANCE        COST
                              --------        -----      ---------        ----        --------  -----       ---------        ----
                                                                         (DOLLARS IN MILLIONS)
Performing                    $4,586           94.6%        $ --          0.0 %      $4,616     95.8 %       $    1           0.0 %
Restructured                     172            3.5            5          2.9 %         165      3.4             11           6.7 %
Delinquent or under
  foreclosure                     82            1.7            3          3.7 %          27      0.6              2           7.4 %
Potentially delinquent            12            0.2           --          0.0 %           8      0.2              4          50.0 %
                              ------          -----       ------                     ------     -----        ------
  Total                       $4,852          100.0%      $    8          0.2 %      $4,816     100.0 %      $   18           0.4 %
                              ======          =====       ======                     ======     =====        ======


(1)      Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the nine months ended September 30, 2000:


                                                         NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2000
                                                         ------------------
                                                        (DOLLARS IN MILLIONS)
Balance, beginning of period                                   $ 18
Additions                                                         4
Deductions for writedowns and dispositions                      (13)
                                                               ----
Balance, end of period                                         $  8
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

EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's equity real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At September 30, 2000 and December 31, 1999, the carrying value of the Company's equity real estate and real estate joint ventures was $5,638 million and $5,649 million, respectively, or 3.6% and 4.1% of total cash and invested assets. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of equity real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate and real estate joint ventures at September 30, 2000 and December 31, 1999:


                                   AT SEPTEMBER 30, 2000       AT DECEMBER 31, 1999
                                   ---------------------       --------------------
                                  CARRYING      % OF          CARRYING      % OF
TYPE                               VALUE        TOTAL          VALUE        TOTAL
----                               -----        -----          -----        -----
                                                (DOLLARS IN MILLIONS)
Equity real estate                $5,180         91.9 %       $5,271         93.3 %
Real estate joint ventures           380          6.7            331          5.9
                                  ------        -----         ------        -----
   Subtotal                        5,560         98.6          5,602         99.2
Foreclosed real estate                78          1.4             47          0.8
                                  ------        -----         ------        -----
   Total                          $5,638        100.0 %       $5,649        100.0 %
                                  ======        =====         ======        =====


     Office properties representing 64.4% and 68.1% of the Company's equity real estate and real estate joint venture holdings at September 30, 2000 and December 31, 1999, respectively, are well diversified geographically, principally in the East, West and South regions of the United States. The average occupancy level of office properties was 93% and 92% at September 30, 2000 and December 31, 1999, respectively.

     The Company classifies equity real estate and real estate joint ventures as held for investment or held for sale. The carrying value of equity real estate and real estate joint ventures held for investment was $5,143 million and $5,151 million at September 30, 2000 and December 31, 1999, respectively. The carrying value of equity real estate and real estate joint ventures held for sale was $495 million and $498 million at September 30, 2000 and December 31, 1999, respectively.

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

     The Company's carrying value of equity real estate and real estate joint ventures held for sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $495 million and $498 million at September 30, 2000 and December 31, 1999, respectively, are net of impairments of $128 million and $187 million and net of valuation allowances of $28 million and $34 million, respectively.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's carrying value of equity securities which primarily consist of investments in common stocks was $2,309 million and $2,006 million at September 30, 2000 and December 31, 1999, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas was $1,619 million and $1,331 million at September 30, 2000 and December 31, 1999, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.5% of cash and invested assets at September 30, 2000 and December 31, 1999.

     Equity securities include, at September 30, 2000 and December 31, 1999, $439 million and $237 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     At September 30, 2000 and December 31, 1999, approximately $412 million and $380 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $355 million in these respective periods, primarily through the use of convertible securities and other derivatives. The exchangeable subordinated debt securities mature through 2002 and the Company may terminate them earlier at its discretion.

     The Company makes commitments to fund partnership investments in the normal course of business. The amount of these unfunded commitments was $1,344 million and $1,131 million at September 30, 2000 and December 31, 1999, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

     Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to fair value. Write-downs are recorded as realized investment losses and are included in earnings and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The new cost basis is not changed for subsequent recoveries in value. For the nine months ended September 30, 2000 and 1999, such write-downs were $10 million and $30 million, respectively.

OTHER INVESTED ASSETS

     The Company's other invested assets consisted principally of leveraged leases, which were recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. The Company's other invested assets represented 1.7% and 1.1% of cash and invested assets at September 30, 2000 and December 31, 1999, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative instruments to manage market risk through one of four principal risk management strategies: the hedging of invested assets, liabilities, portfolios of assets or liabilities and anticipated transactions. The Company's derivative strategy employs a variety of instruments including financial futures, foreign exchange contracts, foreign currency swaps, interest rate swaps, interest rate caps and options.

     The Company held the following positions in derivative financial instruments at September 30, 2000 and December 31, 1999:


                                  AT SEPTEMBER 30, 2000       AT DECEMBER 31, 1999
                                  ---------------------     ----------------------
                                  NOTIONAL      % OF         NOTIONAL       % OF
                                  AMOUNT        TOTAL        AMOUNT         TOTAL
                                  ------        -----        ------         -----
                                                  (DOLLARS IN MILLIONS)
Financial futures                 $ 2,050        12.3 %      $ 3,140        15.1 %
Foreign exchange contracts              5         0.0             --         0.0
Foreign currency swaps              3,842        23.0          4,002        19.2
Interest rate swaps                 1,822        10.9          1,316         6.3
Interest rate caps                  8,950        53.8         12,376        59.4
Options                                 7         0.0             --         0.0
                                  -------       -----        -------        -----
   Total                          $16,676       100.0 %      $20,834        100.0 %
                                  =======       =====        =======        =====

SECURITIES LENDING

     Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at September 30, 2000 and December 31, 1999 had estimated fair values of $12,217 million and $6,391 million, respectively.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 1999, a description of which may be found in MetLife's Registration Statements on Form S-1 (registration no. 333-91517) filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 8 to Unaudited Interim Condensed Consolidated Financial Statements in Part 1 of this Report ("Note 8").

     Sales practices class action litigation against New England and General American Life Insurance Company has been settled. The New England case, a consolidated multidistrict litigation in the United States District Court for the District of Massachusetts, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. The settlement of this case was approved by the District Court on October 4, 2000, and one or more appeals may be filed. The Company expects that the total cost of this settlement to it will be approximately $150 million. The settlement of the consolidated multidistrict sales practices class action case against General American was preliminarily approved by the United States District Court for the Eastern District of Missouri. The fairness hearing for the General American settlement is scheduled for December 15, 2000. The General American case involves approximately 250,000 life insurance policies sold during the period 1982 through 1996.

     Several lawsuits have been brought challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosures to policyholders regarding the plan. The defendants have moved to dismiss each of these actions, except for the Kings County action and the Article 78 proceeding, which are being voluntarily held in abeyance.

     Two lawsuits were filed in July 2000 against Metropolitan Life alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. The first lawsuit was filed in the United States District Court for the Southern District of New York, and the second was filed in the United States District Court for the Eastern District of Louisiana. The plaintiffs in these purported class actions seek unspecified compensatory damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses to the plaintiffs' claims and intends to contest vigorously all of the plaintiffs' claims in these actions. Metropolitan Life has moved for summary judgment dismissing the New York action and has moved to transfer the Louisiana action to the United States District Court for the Southern District of New York.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          27.1 Financial Data Schedule


          (b)  Reports on Form 8-K

               During the three months ended September 30, 2000, the following current reports were filed on Form 8-K:

          1. Current Report on Form 8-K filed July 10, 2000 attaching press release dated July 10, 2000 announcing an agreement between Metropolitan Life Insurance Company and Banco Santander Central Hispano to restructure their insurance joint venture in Spain.

          2. Current Report on Form 8-K filed August 9, 2000 attaching press release dated August 9, 2000 announcing second quarter 2000 results.

          3. Current Report on Form 8-K filed August 16, 2000 attaching press release dated August 16, 2000 announcing the signing of a definitive agreement to acquire Grand Bank, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              METLIFE, INC.


                                              By: /s/ Virginia M. Wilson
                                                  -----------------------------
                                                    Virginia M. Wilson
                                                    Senior Vice-President and
                                                        Controller
                                                   (Authorized signatory and
                                                   principal accounting officer)


Date:     November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT NUMBER                   EXHIBIT NAME                       PAGE NUMBER
--------------                   ------------                       -----------
27.1                            Financial Data Schedule