Form 10-K405
period 2000-12-31
METLIFE INC
filed 2001-03-14
CIK 1099219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 001-15787
                            ------------------------

                                 METLIFE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        13-4075851
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
                                       ONE MADISON AVENUE
                                  NEW YORK, NEW YORK 10010-3690
                                         (212) 578-2211
           (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
          COMMON STOCK, PAR VALUE $.01                       NEW YORK STOCK EXCHANGE
          8.00% EQUITY SECURITY UNITS                        NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 2, 2001 was approximately $24 billion. As of March 2, 2001, 757,051,660 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 24, 2001, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                            NUMBER
                                                                            -------
PART I        Item 1.  Business...........................................        2
              Item 2.  Properties.........................................       24
              Item 3.  Legal Proceedings..................................       25
              Item 4.  Submission of Matters to a Vote of Security
                       Holders............................................       31
PART II       Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters................................       31
              Item 6.  Selected Financial Data............................       32
              Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................       37
              Item 7A. Quantitative and Qualitative Disclosures About
                       Market Risk........................................       74
              Item 8.  Financial Statements and Supplementary Data........       78
              Item 9.  Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure................       79
PART III      Item 10. Directors and Executive Officers of the
                       Registrant.........................................       79
              Item 11. Executive Compensation.............................       79
              Item 12. Security Ownership of Certain Beneficial Owners and
                       Management.........................................       79
              Item 13. Certain Relationships and Related Transactions.....       79
PART IV       Item 14. Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K................................       79
SIGNATURES................................................................       87
EXHIBIT INDEX.............................................................      E-1

     This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (iv) catastrophe losses; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vi) downgrades in the Company's affiliates' financial strength ratings; (vii) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (viii) adverse litigation or arbitration results and (ix) other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including its S-1 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     As used in this Form 10-K, "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

                                     PART I

ITEM 1.  BUSINESS.

     MetLife is a leading provider of insurance and financial services to a broad spectrum of individual and institutional customers. It currently provides individual insurance, annuities and investment products to approximately nine million households, or one of every 11 households in the U.S. It also provides group insurance and retirement and savings products and services to approximately 64,000 corporations and other institutions, including 87 of the FORTUNE 100 largest companies. MetLife's institutional clients have approximately 33 million employees and members.

     MetLife is a leader in each of its major U.S. businesses. The Company believes that its franchises and brand names uniquely position it to be the preeminent provider of insurance and financial services in the U.S. businesses in which it competes.

     MetLife is one of the largest and best capitalized insurance and financial services companies in the U.S. with revenues of $31.9 billion and net income of $953 million for the year ended December 31, 2000. The Company had total consolidated assets of $255.0 billion and equity of $16.4 billion at December 31, 2000.

     MetLife's mission is to build financial freedom for everyone. Consistent with this mission, its goal is to be the preeminent provider of insurance and financial services in each of the U.S. businesses in which it competes. In order to achieve that goal, the following strategies will be pursued across all of its business segments:

     - Build on widely recognized brand names

     - Capitalize on large customer base

     - Expand multiple distribution channels

     - Continue to introduce innovative and competitive products

     - Increase focus on asset accumulation products

     - Reduce operating expenses

     - Strengthen performance-oriented culture

     - Continue to optimize operating returns within the Company's investment portfolio

     - Enhance capital efficiency of the Company's operations

     - Focus international operations on growing markets

     MetLife is organized into six major business segments: Individual Business, Institutional Business, Reinsurance, Asset Management, Auto & Home and International.

INDIVIDUAL BUSINESS

     MetLife's Individual Business segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual Business include insurance products, such as traditional, universal and variable life insurance, individual disability insurance and long-term care insurance, and annuities and investment products, such as variable and fixed annuities and mutual funds. Individual Business' principal franchises are MetLife Financial Services, New England Financial, GenAmerica Financial and MetLife Investors Group. Individual Business also distributes its products through several additional distribution channels, including Nathan & Lewis, Independent Distribution Network, MetLife Resources and Texas Life. In total, MetLife had approximately 12,300 active sales representatives at the end of 2000.

     MetLife's broadly recognized brand names and strong distribution channels have allowed it to maintain its position as the largest provider of individual life insurance and annuities in the U.S., with $11.9 billion of total statutory individual life and annuity premiums and deposits in 1999, the latest year for which the OneSource survey is available. According to a study done by Tillinghast Towers Perrin, through September 30, 2000, MetLife was also the second largest issuer of individual variable life insurance in the U.S. based on first-year premiums and deposits. In addition, according to a survey done by the Variable Annuity Resource Data Service, as of September 30, 2000, MetLife was the eighth largest variable annuity writer as measured by variable annuity assets managed.

     Reflecting overall trends in the insurance industry, sales of MetLife's traditional life insurance products have declined in recent years, while first-year premiums and deposits from variable and universal life insurance products have grown at a compound annual rate of 31.2% from 1996 to 2000, excluding GenAmerica Financial. This increase includes the results of a customer retention exchange program. Excluding the exchange program, the compound annual rate is 22.3%. Excluding GenAmerica Financial, variable and universal sales represented 72.1% of total life insurance sales for Individual Business in 2000. Including GenAmerica Financial, Individual Business had $13.4 billion of revenues, or 42.0% of MetLife's total revenues in 2000.

  Marketing and Distribution

     The Company targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. It has also been successful in selling its products in various multicultural markets. Individual products are distributed nationwide through multiple channels, with the primary distribution systems being the MetLife Financial Services career agency system, the New England Financial general agency system, the GenAmerica Financial independent general agency system and MetLife Investors Group's distribution through financial intermediaries. While continuing to invest in its traditional distribution channels, the Company also expanded into additional channels in order to supplement its growth or penetrate specific target markets.

     MetLife Financial Services career agency system. MetLife Financial Services career agency system had 6,619 agents in 255 agencies at December 31, 2000. The career agency sales force focuses on the large middle-income market, including multicultural markets. The Company supports its efforts in multicultural markets through targeted advertising, specially trained agents and sales literature written in non-English languages. The Company estimates that sales in multicultural markets represented 27% of MetLife Financial Services' individual life sales in 2000. The average face amount of a life insurance policy sold through the career agency system in 2000 was approximately $180,000.

     Agents in the career agency system are full-time MetLife employees who are compensated primarily with commissions based on sales. As MetLife employees, they also receive certain benefits. Agents in the career agency system may not offer products of other insurers without MetLife's approval. At December 31, 2000, approximately 97% of the agents in the MetLife career agency system were licensed to sell one or more of the following products: variable life insurance, variable annuities or mutual funds.

     From 1996 to 2000, the number of agents in the MetLife Financial Services career agency system declined from 7,610 to 6,619. This decline was primarily the result of MetLife Financial Services' more stringent company-wide criteria for recruiting and retaining agents, the consolidation of sales offices and modifications in compensation practices for its sales force. However, during the same period, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 13.2%.

     New England Financial general agency system. New England Financial's general agency system targets affluent individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial general agency system in 2000 was approximately $320,000.

     At December 31, 2000, New England Financial's sales force included 80 general agencies providing support to over 3,000 agents and a network of independent brokers throughout the U.S. The compensation of both agents, who are independent contractors, and general agents, who have exclusive contracts with New England Financial, is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2000, approximately 87% of New England Financial's general agents were licensed to sell variable products and mutual funds.

     The number of agents in New England Financial's general agency sales force increased by 176 agents in 2000. Productivity of the New England Financial general agency force, as measured by net sales credits, grew at a compound annual rate of 8.0% for the five years ended 2000.

     GenAmerica Financial independent general agency system. The GenAmerica Financial independent general agency system markets a portfolio of individual life insurance, annuity contracts, securities, and related financial services to individuals and businesses through multiple distribution channels. These distribution systems include a network of independent general agents, several securities firms, consultants, insurance brokers, and a number of alternate distribution channels, such as banks, private placements, and the Internet. The average face amount of a life insurance policy sold through the GenAmerica Financial general agency system in 2000 was approximately $270,000.

     The GenAmerica Financial distribution system sells universal life, variable universal life, and traditional life insurance products through approximately 450 independent general agencies with which it has contractual arrangements. This reflects a 23% increase in independent general agencies from 1999 to 2000. The independent general agents that market GenAmerica products are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training, and development of agents and brokers in their agency. Recruiting and wholesaling efforts are directed from six regional offices.

     The GenAmerica Financial distribution system is actively developing and implementing programs designed to increase the productivity of its independent general agents. This includes the GenAmerica Business Advisor Program, introduced in 1998, which offers enhanced client services, product development support, training, and other resources to member agents.

     MetLife Investors Group. MetLife Investors Group ("MLI") uses selling agreements with financial intermediaries to provide a financial distribution system that develops insurance products for distribution through banks, regional broker/dealers, New York Stock Exchange broker/dealers and financial planners.

     MLI was created in 2000 by consolidating the operations of two existing MetLife entities, Security First Group ("SFG") and Cova Corporation ("Cova"). SFG, a MetLife subsidiary acquired in 1997, distributes proprietary and third party fixed and variable annuity products and mutual funds to customers of national, regional and community banks. Cova, a subsidiary acquired in the GenAmerica acquisition, described below, focuses on distributing annuity products through regional broker/dealers.

     MLI plans to grow existing distribution relationships and acquire new relationships by capitalizing on an experienced management team, leveraging the MetLife brands and resources, and developing high service, low-cost operations.

     Additional distribution channels. The Company also distributes its individual insurance and investment products through several additional distribution channels, including Nathan & Lewis, Independent Distribution Network, MetLife Resources and Texas Life.

          Nathan & Lewis. Nathan & Lewis Securities, Inc., a MetLife subsidiary acquired in 1998, is a broker/dealer that markets mutual funds and other securities, as well as variable life insurance and variable annuity products, through approximately 1,100 independent registered representatives. With this acquisition, the Company obtained the use of Nathan & Lewis' account information and client management systems.

          Independent Distribution Network. In 1999, Individual Business combined MetLife Brokerage, a division of Metropolitan Life, and New England Financial's Independent Producer Network to create the Independent Distribution Network ("IDN"). IDN markets integrated, specially-designed insurance products to upper income customers in the wealth preservation market through approximately 1,500 independent retail and wholesale insurance brokerage agencies, independent producers, and agents in the career and general agency systems.

          MetLife Resources. MetLife Resources, a division of Metropolitan Life, markets retirement, annuity and other financial products on a national basis through over 400 agents and independent brokers. MetLife Resources targets the nonprofit, educational and health care markets.

          Texas Life. Texas Life, a MetLife subsidiary, markets whole life and universal life insurance products under the Texas Life name through approximately 1,500 active independent insurance brokers. These brokers are independent contractors who sell insurance for Texas Life on a nonexclusive basis. Recently, a number of MetLife career agents have also begun to market Texas Life products. Texas Life sells permanent life insurance policies with low cash values that are marketed through the use of brochures, as well as payroll deduction life insurance products.

Products

     The Company offers a wide variety of individual insurance, annuities, and investment products aimed at serving its customers' financial needs throughout their entire life cycle.

  Insurance Products

     The Company's individual insurance products include variable life products, universal life products, traditional life products, including whole life and term insurance, and other insurance products, including individual disability insurance and long-term care insurance products, which are designed to meet consumer needs.

     The Company continually reviews and updates its products. It has introduced new products and features designed to increase the competitiveness of its portfolio and the flexibility of its products to meet the broad range of asset accumulation, protection and distribution needs of its customers. Some of these updates have included the introduction of level premium term fully guaranteed, variable survivorship life plus, flexible annuity products with innovative riders, private placements, a corporate-owned life insurance product and an equity additions feature to the traditional participating whole life insurance product, which allows policyholder dividends to be invested in a stock index investment account.

     Variable life. Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate investment accounts or directed to the Company's general account. In the separate investment accounts, the policyholder bears the entire risk of the investment results. MetLife collects specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder's account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the benefit of various death benefit guarantees that may protect the death benefit from adverse investment experience.

     Universal life. Universal life products provide insurance coverage on the same basis as variable life, except that they allow premiums, and the resulting accumulated balances, to be allocated only to the MetLife general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and may allow the owner to adjust the frequency and amount of premium payments. The Company credits premiums, net of specified expenses, to an account maintained for the policyholder, as well as interest, at rates it determines, subject to specified minimums. Specific charges are made against the account for the cost of insurance protection and for expenses.

     Whole life insurance. Whole life insurance products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the whole of the contract period, to a specified age or for a specified period, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force. Because the use of dividends is specified by the policyholder, this group of products provides significant flexibility to individuals to tailor the product to suit their specific needs and circumstances, while at the same time providing guaranteed benefits.

     Term insurance. Term insurance provides a guaranteed benefit upon the death of the insured within a specified time period in return for the periodic payment of premiums. Specified coverage periods range from one year to 20 years, but in no event are they longer than the period over which premiums are paid. Death benefits may be level over the period or decreasing. Decreasing coverage is used principally to provide for loan repayment in the event of death. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts expire without value at the end of the coverage period if the insured party is still alive.

     Other individual insurance products. Individual disability products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of monthly income paid until the insured reaches age 65. In addition to income replacement, the product may be used to provide for the payment of business overhead expenses for disabled business owners or mortgage payment protection. MetLife also distributes individual disability policies through a joint venture between New England Financial and UNUM Provident Companies, Inc. Although policies are issued in New England Financial's name, all underwriting, administration and servicing is handled by UNUM Provident, and 80% of the risk on all these new disability policies is reinsured by UNUM Provident.

     MetLife's long-term care insurance provides reimbursement for certain costs associated with nursing home care and other services that may be provided to older individuals unable to perform the activities of daily living.

     In addition to these products, MetLife operates a closed block of small face amount life insurance policies, known as industrial policies, that its agents sold until 1964. New England Financial also sells a small amount of employee benefit products and group pension products, which are included in the financial results of the Individual Business segment.

  Annuities and Investment Products

     The Company offers a variety of individual annuities and investment products, including variable and fixed annuities and mutual funds.

     Variable annuities. The Company offers variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholders. Contractholders may also choose to allocate all or a portion of their account to the Company's general account and are credited with interest at rates the Company determines, subject to certain minimums. In addition, contractholders may also elect certain death benefit guarantees.

     Fixed annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities but provide guarantees related to preservation of principal and credited interest. Deposits made into these contracts are allocated to the general account and are credited with interest at rates the Company determines, subject to certain minimums. Credited interest rates may be guaranteed not to change for certain limited periods of time, normally one year.

     Mutual funds and securities. MetLife offers both proprietary and non-proprietary mutual funds. Proprietary funds include those offered by State Street Research & Management Company, a subsidiary of Metropolitan Life. MetLife also offers investment accounts for mutual funds and general securities that allow customers to buy, sell and retain holdings in one centralized location, as well as brokerage accounts that offer the accessibility and liquidity of a money market mutual fund. Of the mutual funds sold by the Company in 2000, $1.8 billion of the deposited assets were managed by the Company's Asset Management segment and $3.0 billion by third parties.

INSTITUTIONAL BUSINESS

     The Company's Institutional Business segment offers a broad range of group insurance and retirement and savings products and services to corporations and other institutions.

     Group insurance products and services include group life insurance, non-medical health insurance, such as short- and long-term disability, long-term care and dental insurance and related administrative services, as well as other benefits such as employer-sponsored auto and homeowners insurance provided through the MetLife Auto & Home segment and prepaid legal services plans. The Company sells these products either as an employer-paid benefit or as a voluntary benefit in which the premiums are paid by the employee. Revenues from these group insurance products and services were $8.2 billion in 2000, representing 70.7% of total Institutional Business revenues of $11.6 billion.

     MetLife has built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S. In 2000, 87 of the FORTUNE 100 largest companies purchased its products; these companies have been MetLife customers for an average of approximately 20 years.

     MetLife's retirement and savings products and services include administrative services sold to sponsors of 401(k) and other defined contribution plans, guaranteed interest products and other retirement and savings products and services, including separate account contracts for the investment of defined benefit and defined contribution plan assets. Revenues from MetLife's retirement and savings products were $3.4 billion in 2000, representing 29.3% of total Institutional Business revenues.

     The employee benefit market served by Institutional Business has begun to change dramatically in recent years. As the U.S. employment market has become more competitive, employers are seeking to enhance their ability to hire and retain employees by providing attractive benefit plans. The market also reflects employees' increasing concern about the future of government-funded retirement and safety-net programs, an increasingly mobile workforce and the desire of employers to share the market risk of retirement benefits with employees. MetLife believes these trends are facilitating the introduction of "voluntary" products, such as long-term care and auto and homeowners insurance, as well as leading more employers to adopt defined contribution pension arrangements such as 401(k) plans.

Marketing and Distribution

     Institutional Business markets its products and services through separate sales forces, comprised of MetLife employees, for both its group insurance and retirement and savings lines.

     MetLife distributes its group insurance products and services through a regional sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or a consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. As of December 31, 2000, the group insurance sales channels had approximately 400 marketing representatives.

     MetLife group insurance products and services are distributed through the following channels:

     - The National Accounts unit focuses exclusively on MetLife's largest 125 customers, generally those having more than 25,000 employees. This unit assigns account executives and other administrative and technical personnel to a discrete customer or group of customers in order to provide them with individualized products and services;

     - The regional sales force operates from 27 offices and generally concentrates on sales to employers with fewer than 25,000 employees, through selected national and regional brokers, as well as through consultants; and

     - The Small Business Center focuses on improving MetLife's position in the smaller end of the market. Currently, 20 individual offices staffed with sales and administrative employees are located throughout the U.S. These centers provide comprehensive support services on a local basis to brokers and other intermediaries by providing an array of products and services designed for smaller businesses.

     MetLife markets pension and other investment-related products to sponsors of retirement and savings plans covering employees of large private sector companies with plan assets in excess of $600 million, mid-size and smaller private sector companies, plans covering public employees, collective bargaining units, nonprofit organizations and other institutions and individuals. MetLife distributes its retirement and savings products primarily through separate sales forces for each of the major product groups, as follows:

     - Pension and other investment-related products are marketed and sold through approximately 50 marketing representatives; and

     - Defined contribution services are marketed through several distribution channels depending on the target market.

     For mid- and large-size employers, a dedicated sales force focuses on new relationships and cross-selling opportunities with other Institutional Business distribution channels. With respect to the small plan segment, generally those with less than 500 lives, defined contribution services are distributed through the agency system, the Small Business Center and the group regional sales force.

     The Company has entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of Institutional Business products and services. The Company also seeks to sell its Institutional Business products and services through sponsoring organizations and affinity groups. For example, the Company is a preferred provider of long-term care products for AARP and the National Long Term Care Coalition, a group of some of the nations's largest employers.

Group Insurance Products and Services

     MetLife's group insurance products and services include:

     Group life. Group life insurance products and services include group term, group universal life, group variable universal life, dependent life and survivor benefits. These products and services can be standard products or tailored to meet specific customer needs. This category also includes high face amount life insurance products covering senior executives for compensation-related or benefit-funding purposes.

     Non-medical health. Non-medical health insurance consists of short- and long-term disability, long-term care, dental and accidental death and dismemberment. MetLife also sells excess risk and administrative services only arrangements to some employers. MetLife sold its medical insurance operations in 1995.

     Other products and services. Other products and services include employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal plans.

Retirement and Savings Products and Services

     MetLife's retirement and savings products and services include:

     Defined contribution plan services. MetLife provides full service defined contribution programs to companies of all sizes in the 401(k) plan market, as well as to the nonprofit, educational and health care markets.

     Guaranteed interest products. MetLife offers guaranteed interest contracts, known as GICs, the Met Managed GIC, funding agreements and similar products. MetLife also sells annuity guarantee products, generally in connection with the termination of pension plans, funds available from defined contribution plans or the funding of structured settlements. Substantially all of MetLife's GICs contain provisions limiting early terminations, including penalties and minimum notice requirements.

     Other retirement and savings products and services. Other retirement and savings products and services include separate account contracts for the investment and management of defined benefit and defined contribution plans on behalf of corporations and other institutions.

REINSURANCE

     MetLife's Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA") and MetLife's ancillary life reinsurance business. The ancillary life reinsurance business was an immaterial component of MetLife's Individual Business segment for periods prior to January 1, 2000. MetLife acquired 48% of RGA's outstanding common shares through the acquisition of GenAmerica Financial Corporation ("GenAmerica"), the parent corporation of General American Life Insurance Company ("General American"), on January 6, 2000. This acquisition, together with a private placement of approximately 4.8 million shares completed in November 1999, makes MetLife RGA's majority shareholder. As of December 31, 2000, MetLife beneficially owns approximately 59% of RGA's outstanding common shares.

     RGA's operations in North America are its largest and include RGA Reinsurance Company and RGA Life Reinsurance Company of Canada. In addition to its North American operations, RGA has subsidiary companies or branch offices in Argentina, Australia, Barbados, Hong Kong, Japan, Mexico, South Africa, Spain, Taiwan and the United Kingdom.

     In addition to its life reinsurance business, RGA provides reinsurance of non-traditional business, including asset-intensive products and financial reinsurance. RGA and its predecessor, the reinsurance division of General American, have been engaged in the business of life reinsurance since 1973. As of December 31, 2000, RGA had approximately $6.1 billion in consolidated assets. As of December 31, 2000, RGA's worldwide life reinsurance in-force totaled approximately $546 billion.

  RGA's Products and Services

     RGA has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia/Pacific, and other international operations. The U.S. operations, which represented 74% of RGA's net premiums, provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canadian operations, which represented 12% of RGA's net premiums, provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations, which represented 5% of RGA's net premiums, provide traditional reinsurance and reinsurance of privatized pension products primarily in Argentina. The Asia/Pacific operations, which represented 7% of RGA's net premiums, provide primarily traditional life reinsurance. Other international operations, which represented 2% of RGA's net premiums, provide traditional business from Europe and South Africa, in addition to other markets being developed by RGA.

ASSET MANAGEMENT

     Through MetLife's Asset Management distribution channels, State Street Research and Conning, Asset Management provides a broad variety of asset management products and services to MetLife, third-party institutions and individuals. Asset Management had total assets under management of $78.8 billion at December 31, 2000. Included in this total was $31.5 billion in separate accounts supporting MetLife's asset accumulation products. At December 31, 2000, Asset Management's assets under management consisted of fixed income investments, equities, real estate and money market investments representing 62%, 30%, 6% and 2%, respectively, of Asset Management's total assets under management.

     MetLife distributes its asset management products and services through numerous distribution channels, including State Street Research's and Conning's dedicated sales forces, and also through the Company's Individual Business and Institutional Business distribution channels.

  State Street Research

     State Street Research conducts its operations through two wholly-owned subsidiaries, State Street Research & Management Company, a full-service investment management firm, and SSR Realty Advisors,

Inc., a full-service real estate investment advisor. State Street Research offers investment management services in all major investment disciplines through multiple channels of distribution in both the retail and institutional marketplaces. At December 31, 2000, State Street Research had assets under management of $55.6 billion, representing a compound annual growth rate of 10% for the five year period then ended. At December 31, 2000, State Street Research's assets under management consisted of fixed income investments, equities, real estate and money market investments, representing 54%, 39%, 6% and 1%, respectively, of State Street Research's total assets under management.

     State Street Research is an investment manager for ten of the 15 largest U.S. corporate pension plans. The majority of State Street Research's institutional business is concentrated in qualified retirement funds, including both defined benefit and defined contribution plans. State Street Research also provides investment management services to foundations and endowments. In addition, State Street Research serves as an advisor or subadvisor for 45 mutual funds, as well as six portfolios, aggregating $8.1 billion at December 31, 2000, underlying MetLife's variable life and variable annuity products.

     State Street Research distributes its investment products to institutions through its own institutional sales force, MetLife's institutional sales force and pension consultants. State Street Research's mutual fund products are distributed primarily through large retail brokerage firms (62.6% of mutual fund sales) and by the MetLife career agency sales force (28.4% of mutual fund sales). In addition to the primary distribution channels, State Street Research has developed distribution capabilities through regional brokerage firms, mutual fund supermarkets, registered investment advisors and financial planners. State Street Research offers its products to the defined contribution market directly, as well as through Institutional Business' defined contribution group.

  Conning

     Conning conducts its operations through two wholly-owned subsidiaries, Conning & Company, a registered investment adviser and broker/dealer, and Conning Asset Management Company, a registered investment adviser. As of December 31, 2000, Conning had approximately $23.2 billion of assets under management. Conning has four primary lines of business: Asset Management, Private Equity, Mortgage Loan & Real Estate and Research. Additionally, Conning from time to time participates in the underwriting of equity securities for insurance and insurance-related companies' public offerings. Since 1993, Conning has participated in syndicates for more than 140 insurance-related underwritings for both initial and secondary public offerings.

     Marketing and distribution of Conning's products and services vary by each of its lines of business. The majority of its products and services are marketed to institutions through its own sales force for its lines of business. Conning also distributes institutional products through MetLife's institutional sales force and pension consultants.

     Conning's primary market focus is institutional asset management serving the insurance and pension fund industries and research on the insurance industry for large financial institutions and mutual funds.

AUTO & HOME

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels, including the MetLife Financial Services career agency system, independent agents and Auto & Home specialists. Auto & Home primarily sells auto insurance, which represented 74.0% of Auto & Home's total net premiums earned in 2000, and homeowners insurance, which represented 24.0% of Auto & Home's total net premiums earned in 2000. Auto insurance includes both standard and non-standard policies. Non-standard policies provide insurance for risks having higher loss experience or loss potential than risks covered by standard insurance.

     On September 30, 1999, MetLife's Auto & Home segment acquired the standard personal lines property and casualty insurance operations of The St. Paul Companies, which had in-force premiums of approximately $1.1 billion and approximately 3,000 independent agents and brokers. This acquisition substantially increased the size of this segment's business, making Auto & Home the eleventh largest personal lines property and casualty insurer in the U.S., based on 1999 net premiums written, according to

A.M. Best Company, Inc., and gave MetLife greater geographic diversification and a strong presence in a number of additional states.

  Products

     Auto & Home's insurance products include:

     - auto, including both standard and non-standard private passenger;

     - homeowners, including renters, condominium and dwelling fire; and

     - other personal lines, including umbrella (protection against losses in excess of amounts covered by other liability insurance policies), recreational vehicles and boat owners.

     Auto coverages. Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive coverages. Auto & Home also offers non-standard auto insurance, which accounted for $132 million in net premiums earned in 2000.

     Homeowners coverages. Homeowners insurance provides protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy.

     Traditional insurance policies for dwellings represent the majority of Auto & Home's homeowners policies providing protection for loss on a "replacement cost" basis. These policies provide additional coverage for reasonable expenses for normal living expenses incurred by policyholders who have been displaced from their homes.

Marketing and Distribution

     Personal lines auto and homeowners insurance products are directly marketed to employees through employer-sponsored programs. Auto & Home products are also marketed and sold by the MetLife Financial Services career agency sales force, independent agents and Auto & Home specialists.

     Employer-sponsored programs

     Net premiums earned through Auto & Home's employer-sponsored distribution channel have grown at a compound annual rate of 13.7%, from $381 million in 1996 to $638 million in 2000. As of December 31, 1999, Auto & Home was the leading provider of employer-sponsored auto and homeowners products, according to a study conducted by IBIS Associates on behalf of MetLife. At December 31, 2000, over 1,000 employers offered MetLife Auto & Home products to their employees.

     Institutional Business marketing representatives market the employer-sponsored Auto & Home products to employers through a variety of means, including broker referrals and cross-selling to MetLife group customers. Once endorsed by the employer, MetLife commences marketing efforts to employees. Employees who are interested in the employer-sponsored auto and homeowners products can call a toll-free number for a quote, purchase coverage and authorize payroll deduction over the telephone. Auto & Home has also developed proprietary software that permits an employee to obtain a quote for employer-sponsored auto insurance through Auto & Home's Internet website.

     Retail distribution channels

     MetLife markets and sells Auto & Home products through its career agency sales force, independent agents and Auto & Home specialists. In recent years, MetLife has increased its use of independent agents and Auto & Home specialists to sell these products.

     Independent agents. At December 31, 2000, Auto & Home maintained contracts with approximately 6,000 agents and brokers.

     Auto & Home specialists. Approximately 430 Auto & Home specialists sell products for Auto & Home in 19 states. Auto & Home's strategy is to utilize Auto & Home specialists, who are MetLife employees, in geographic markets that are underserved by its career agents.

     MetLife career agency system. Approximately 2,250 agents in the MetLife career agency system sell Auto & Home insurance products. Sales of Auto & Home products by agents have been declining since the early 1990s, due principally to the reduction in the number of agents in the MetLife Financial Services career agency sales force. See "-- Individual Business -- Marketing and Distribution."

     Other distribution channels. The Company believes that Auto & Home's experience with direct response marketing in connection with the employer-sponsored marketing distribution channel, plus the strength of the MetLife brand name, give Auto & Home advantages that can successfully be used to establish a direct response marketing operation. The direct response marketing channel permits sales to be generated through sources such as target mailings, broad advertising, affinity groups, career agent referrals, bank relationships and the Internet.

     In 2000, Auto & Home's lines of business were concentrated in the following states, as measured by net premiums earned: New York ($347 million or 13.2% of total net premiums earned), Massachusetts ($293 million or 11.1%), Illinois ($249 million or 9.4%), Minnesota ($130 million or 4.9%), and Florida ($129 million or 4.9%).

Claims

     Auto & Home's claims department includes approximately 2,300 employees located in Auto & Home's Warwick, Rhode Island home office, 15 field claim offices, four in-house counsel offices and drive-in inspection and other sites throughout the United States. These employees include claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 900,000 claims annually, principally by telephone.

INTERNATIONAL

     International provides life insurance, accident and health insurance, annuities and savings and retirement products to both individuals and groups, and auto and homeowners coverage to individuals. The Company focuses on the Asia/Pacific region, Latin America and selected European countries and currently has insurance operations in South Korea, Taiwan, Hong Kong, Indonesia, the Philippines, Mexico, Argentina, Brazil, Uruguay, Spain, Portugal and Poland. The Company operates in international markets through subsidiaries and joint ventures. In 2000, International had 2.9 million customers.

  Asia/Pacific

     The Company operates in the Asia/Pacific region in the following countries:
South Korea, Taiwan, Hong Kong, Indonesia, and the Philippines. The operations in South Korea and Taiwan account for 98% of the total premiums and fees in this region. The South Korean operation offers individual life insurance, savings and retirement and non-medical health products, as well as group life and retirement products. The Taiwanese operation offers individual life, accident and health, and personal travel insurance products, as well as group life and accident and health insurance products.

  Latin America

     The Company operates in the Latin America region in the following countries: Mexico, Argentina, Brazil, and Uruguay. Premiums and deposits from Mexico and Argentina represent 75% and 20%, respectively, of the total from this region. The Mexican operation offers insurance, annuities and retirement and savings products to individual and institutional customers. The Argentine operation offers insurance, deferred annuities and immediate annuities to individual and institutional customers.

  Europe

     Operations were established in Spain in 1988 through a joint venture with Banco Santander Central Hispano, S.A. ("BSCH"). In 1992, this joint venture expanded its operations to include Portugal. The Spanish and Portuguese affiliates sell personal life insurance, savings and retirement and non-life insurance products through both their own agency sales force and the branch network of BSCH. In November 1995, the product line was expanded to include a direct auto business. In December 2000, BSCH and MetLife signed an agreement to restructure the joint venture. It is expected that this transaction will be completed in the first half of 2001 pending regulatory approvals in Spain and Portugal. Under this agreement, MetLife will own shares representing 20% of the business distributed through the BSCH network and 80% of the other businesses (agency force, direct auto and others), transferring full ownership of the Portuguese branches to BSCH. The Company obtained a license to sell life insurance in Poland in late 1999 and sales commenced in November 2000.

FUTURE POLICY BENEFITS

     MetLife establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations at such time as an annuitant takes income, a policy matures or surrenders or an insured dies or becomes disabled. MetLife computes the amounts for future policy benefits in its consolidated financial statements in conformity with generally accepted accounting principles ("GAAP").

     MetLife distinguishes between short duration and long duration contracts. Short duration contracts arise from group life and group dental businesses. The liability for future policy benefits for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending claims as of the valuation date. Long duration contracts consist of traditional life, term, non-participating whole life, individual disability income, group long-term disability and long-term care contracts. MetLife determines future policy benefits for long duration contracts using assumptions based on current experience, plus a margin for adverse deviation for these policies. Where they exist, MetLife amortizes deferred policy acquisition costs in relation to the associated gross margins or premium.

     MetLife also distinguishes between investment contracts, limited pay contracts and universal life type contracts. The future policy benefits for these products primarily consist of policyholders' account balances. The Company also establishes liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder funds (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). Investment contracts primarily consist of individual annuity and certain group pension contracts that have limited or no mortality risk. MetLife amortizes the deferred policy acquisition costs on these contracts in relation to estimated gross profits. Limited pay contracts primarily consist of single premium immediate individual and group pension annuities. For limited pay contracts, the Company defers the excess of the gross premium over the net premium and recognizes such excess into income in relation to anticipated future benefit payments. Universal life type contracts consist of universal and variable life contracts. The Company amortizes deferred policy acquisition costs for limited pay and universal type contracts using the product's estimated gross profits. For universal life type contracts with front-end loads, MetLife defers the charge and amortizes the unearned revenue using the product's estimated gross profits.

     The liability for future policy benefits for participating traditional life insurance is the net level reserve using the policy's guaranteed mortality rates and the dividend fund interest rate or nonforfeiture interest rate, as applicable. MetLife amortizes deferred policy acquisition costs in relation to the product's estimated gross margins.

     MetLife establishes liabilities to account for the estimated ultimate costs of losses and loss adjustment expenses for claims that have been reported but not yet settled, and claims incurred but not reported for the Auto & Home segment. It bases unpaid losses and loss adjustment expenses on:

     - case estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations;

     - estimates of incurred but not reported losses based upon past experience;

     - estimates of losses on insurance assumed primarily from involuntary market mechanisms; and

     - estimates of future expenses to be incurred in settlement of claims.

MetLife deducts estimated amounts of salvage and subrogation from unpaid losses and loss adjustment expenses. Implicit in all these estimates are underlying inflation assumptions because it determines all estimates using expected amounts to be paid. MetLife derives estimates for the development of reported claims and for incurred but not reported claims principally from actuarial analyses of historical patterns of claims and development for each line of business. Similarly, it derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business. It anticipates ultimate recoveries from salvage and subrogation principally on the basis of historical recovery patterns.

     Pursuant to state insurance laws, MetLife's insurance subsidiaries establish statutory reserves, carried as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from liabilities for future policy benefits determined using GAAP.

     The New York Insurance Law and regulations require certain MetLife entities to submit to the New York Superintendent of Insurance, with each annual report, an opinion and memorandum of a "qualified actuary" that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations.

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of its liabilities, MetLife cannot precisely determine the amounts that it will ultimately pay with respect to these liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future. Furthermore, the Company has experienced, and will likely in the future experience, catastrophe losses that may have an adverse impact on its business, results of operations and financial condition. Catastrophes can be caused by various events, including, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards) and fires. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. However, MetLife believes its liabilities for future benefits adequately cover the ultimate benefits. MetLife periodically reviews its estimates for liabilities for future benefits and compares them with its actual experience. It revises estimates, when appropriate, if it determines that future expected experience differs from assumptions used in the development of liabilities.

UNDERWRITING AND PRICING

  Individual and Institutional Businesses

     The Company's individual and group insurance underwriting involves an evaluation of applications for life, disability, dental, retirement and savings, and long-term care insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that it is willing to accept. The Company employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing a policy to qualified applicants or groups.

     Individual underwriting considers not only an applicant's medical history, but also other factors such as financial profiles, foreign travel, avocations and alcohol, drug and tobacco use. The Company's group underwriters generally evaluate the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. Generally, the Company is not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved for underwriting. Underwriting is generally done on a centralized basis by the Company's employees, although some policies are underwritten by intermediaries under strict guidelines established by the Company.

     In order to maintain high standards of underwriting quality and consistency, the Company engages in a multilevel series of ongoing internal underwriting audits, and is subject to external audits by its reinsurers, at both its remote underwriting offices and its corporate underwriting office.

     The Company has established senior level oversight of this process that facilitates quality sales and serving the needs of its customers, while supporting its financial strength and business objectives. Its goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in its product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the representative and the Company.

     Individual and group product pricing reflects the Company's insurance underwriting standards. Product pricing on insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors such as inflation. Product specifications are designed to prevent greater than expected mortality, and the Company periodically monitors mortality and morbidity assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses and persistency.

     Unique to group insurance pricing is experience rating; the process by which the rate charged to a group policyholder reflects credit for positive past claim experience or a charge for poor experience. MetLife employs both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the time period in question.

     MetLife continually reviews its underwriting and pricing guidelines so that its policies remain competitive and supportive of its marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that its underwriting and pricing guidelines are appropriate.

  Auto & Home

     Auto & Home's underwriting function has six principal aspects:

     - evaluating potential worksite marketing employer accounts and independent agencies;

     - establishing guidelines for the binding of risks by agents with binding authority;

     - reviewing coverage bound by agents;

     - on a case by case basis, underwriting potential insureds presented by agents outside the scope of their binding authority;

     - pursuing information necessary in certain cases to enable Auto & Home to issue a policy within the Company's guidelines; and

     - ensuring that renewal policies continue to be written at rates commensurate with risk.

     Subject to very few exceptions, agents in each of MetLife's distribution channels have binding authority for risks which fall within Auto & Home's published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, Auto & Home generally has the right within a specified period (usually the first 60 days) to cancel any policy.

     Auto & Home establishes prices for its major lines of insurance based on its proprietary data base, rather than relying on rating bureaus. Auto & Home determines prices in part from a number of variables specific to each risk. The pricing of personal lines insurance products takes into account, among other things, the expected frequency and severity of losses, the costs of providing coverage (including the costs of acquiring policyholders and administering policy benefits and other administrative and overhead costs), competitive factors and profit considerations.

     The major pricing variables for personal lines automobile insurance include characteristics of the automobile itself, such as age, make and model, characteristics of insureds, such as driving record and experience, and the insured's personal financial management. Auto & Home's ability to set and change rates is subject to regulatory oversight.

     As a condition of MetLife's license to do business in each state, Auto & Home, like all other automobile insurers, is required to write or share the cost of private passenger automobile insurance for higher risk individuals who would otherwise be unable to obtain such insurance. This "involuntary" market, also called the "shared market," is governed by the applicable laws and regulations of each state, and policies written in this market are generally written at rates higher than standard rates.

  Reinsurance

     Reinsurance is written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured. Factors taken into account in underwriting facultative reinsurance are medical history, impairments, employment, hobbies and financial information. An automatic reinsurance treaty provides that risks will be ceded on specified blocks of business where the underlying policies meet the ceding company's underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual risk. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with specified policies written by the ceding company. Factors considered in underwriting automatic reinsurance are the product's underwriting, pricing, distribution and optionality as well as the ceding company's retention and financial strength.

REINSURANCE ACTIVITY

     MetLife cedes premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect on it of losses. The amount of each risk retained by MetLife depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on characteristics of coverages. The Company also retrocedes reinsurance contracts, which represent low mortality risk reinsurance treaties. It also reinsures when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

     Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse MetLife for the ceded amount in the event the claim is paid. However, MetLife remains liable to its policyholders with respect to ceded insurance if any reinsurer fails to meet the obligations assumed by it. Since it bears the risk of nonpayment by one or more of its reinsurers, MetLife cedes reinsurance to well-capitalized, highly rated reinsurers.

  Individual Business

     In recent periods, in response to the reduced cost of reinsurance coverage, MetLife has increased the amount of individual mortality risk coverage purchased from third-party reinsurers. Since 1996, it has entered into reinsurance agreements that cede substantially all of the mortality risk on term insurance policies issued during 1996 and subsequent years, and on survivorship whole life insurance policies issued in 1997 and subsequent years. In 1998, MetLife reinsured substantially all of the mortality risk on its universal life policies issued since 1983. It is continuing to reinsure substantially all of the mortality risk on the universal life policies. As a result of these transactions, MetLife now reinsures up to 90% of the mortality risk for all new individual insurance policies that it writes. In addition to these reinsurance policies, MetLife reinsures risk on specific coverages.

     MetLife Financial Services' retention limit on any one life is $25 million ($30 million for joint life cases), New England Financial's retention limit on any one life is $5 million and GenAmerica Financial's retention limit on any one life is $2 million. However, the Company may cede amounts below those limits on a case-by-case basis depending on the characteristics of a particular risk. In addition, the Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. It has several individual life reinsurance agreements with a diversified group of third-party reinsurers. These automatic pools have permitted MetLife to enhance product performance while decreasing business risk.

  Auto & Home

     Auto & Home purchases reinsurance to control the Company's exposure to large losses (primarily catastrophe losses), to stabilize earnings and to protect surplus. Auto & Home cedes to reinsurers a portion of risks and pays premiums based upon the risk and exposure of the policies subject to reinsurance.

     To control the Company's exposure to large property and casualty losses, Auto & Home utilizes property catastrophe, casualty, and property per risk excess loss agreements.

REGULATION

  Insurance regulation

     Metropolitan Life is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. Each of MetLife's other insurance subsidiaries is licensed and regulated in all U.S. and international jurisdictions where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

     The New York Insurance Law limits the sales commissions and certain other marketing expenses that may be incurred in connection with the sale of life insurance policies and annuity contracts. MetLife's insurance subsidiaries are each required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which they do business, and their operations and accounts are subject to periodic examination by such authorities. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.

     The National Association of Insurance Commissioners ("NAIC") has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The accreditation of the New York Insurance Department (the "Department"), Metropolitan Life's principal insurance regulator, has been suspended as a result of the New York legislature's failure to adopt certain model NAIC laws. The Company believes that the suspension of the NAIC accreditation of the Department, even if continued, will not have a significant impact upon its ability to conduct its insurance businesses.

     State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by MetLife's insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of MetLife's insurance and securities businesses. MetLife cooperates with such inquiries and takes corrective action when warranted.

     Holding Company regulation. The Holding Company and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

     State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- The Holding Company" The New York Insurance Law and the regulations thereunder also restrict the aggregate amount of investments Metropolitan Life may make in non-life insurance subsidiaries, and provide for detailed periodic reporting on subsidiaries.

     Guaranty associations and similar arrangements. Most of the jurisdictions in which the Company is admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

     In the past five years, none of the aggregate assessments levied against Metropolitan Life and its insurance subsidiaries have been material. While the amount and timing of future assessments are not predictable, the Company has established liabilities for guaranty fund assessments that it considers adequate for assessments with respect to insurers that are currently subject to insolvency proceedings.

     Statutory examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. These examinations are generally conducted in cooperation with the departments of two or three other states, representing each of the NAIC zones, under guidelines promulgated by the NAIC. The Department recently completed an examination of Metropolitan Life for each of the five years in the period ended December 31, 1998 which contained recommendations for certain changes in recordkeeping processes, but did not result in a fine.

     Regulatory authorities in a small number of states have held investigations or inquiries relating to Metropolitan Life's, New England Life Insurance Company's ("New England") or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

     NAIC ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC calculates annually 12 financial ratios to assist state regulators in monitoring the financial condition of insurers. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments. In each of the years 1996 through 2000, at most one ratio for Metropolitan Life fell outside the usual range.

     Policy and contract reserve sufficiency analysis. Under the New York Insurance Law, Metropolitan Life is required to conduct annually an analysis of the sufficiency of all life and health insurance and annuity statutory reserves. A qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since the inception of this requirement, Metropolitan Life has provided this opinion without any qualifications. Metropolitan Life is required by other jurisdictions to provide similar opinions and has provided them without qualifications.

     Surplus and capital. The New York Insurance Law requires New York domestic stock life insurers to maintain minimum capital. At December 31, 2000, Metropolitan Life's capital was in excess of such required minimum. Since the demutualization, Metropolitan Life has continued to offer participating policies. Metropolitan Life is subject to statutory restrictions that limit to 10% the amount of statutory profits on participating policies written after the demutualization (measured before dividends to policyholders) that can inure to the benefit of stockholders. Metropolitan Life believes that the impact of these restrictions on its earnings will not be significant.

     MetLife's U.S. insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See "-- Risk-based capital."

     Risk-based capital. Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their risk-based capital ("RBC") based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Department uses the formula only as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Section 1322 imposes broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the Department as to the use and publication of RBC data.

     Section 1322 gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2000, Metropolitan Life's total adjusted capital was in excess of each of those RBC levels.

     The U.S. insurance subsidiaries of Metropolitan Life are also subject, each individually, to these same RBC requirements. At December 31, 2000, the total adjusted capital of each of these insurance subsidiaries also was in excess of each of those RBC levels. See "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company -- Support Agreements."

     In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, became effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Department requires adoption of the Codification, with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The Company believes that the adoption, effective January 1, 2001, of the Codification by the NAIC and the Codification as modified by the Department, as currently interpreted, will not adversely affect statutory capital and surplus.

     Regulation of investments. Metropolitan Life and each of its insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by Metropolitan Life and each of its insurance subsidiaries complied with such regulations at December 31, 2000.

     Federal initiatives. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity and the amendment or repeal of the federal estate tax.

     During the summer of 2000, the U.S. Senate and House approved legislation that, if enacted, would have repealed the federal estate tax over a ten year period. President Clinton vetoed this legislation and Congress did not override his veto. President Bush has supported repealing the federal estate tax, although no legislation has yet been introduced in Congress. The repeal or modification of the federal estate tax could reduce the attractiveness of some of the Company's estate planning products, including survivorship/second to die life insurance products. Given the preliminary stage of discussions in Congress about the repeal or modification of the federal estate tax, management cannot predict what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be on the Company's business. In addition, management cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on its business, results of operations and financial condition.

     For a discussion of the Gramm-Leach-Bliley Act of 1999, permitting affiliations between banks and insurers, see "-- Competition."

     In addition, management cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on the Company's business, results of operations and financial condition.

     Valuation of life insurance policies model regulation. The NAIC has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as XXX Regulation). This model regulation establishes new minimum statutory reserve requirements for certain individual life insurance policies written after January 1, 2001. Before the new reserve standards can become effective, individual states must adopt the model regulation. As these reserve standards are adopted, insurers selling certain individual life insurance products, such as term life insurance with guaranteed premium periods and universal life insurance products with no-lapse guarantees, will be required to redesign their products or hold increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. The Department promulgated a regulation similar to the model regulation in 1994, and has revised its regulation to be consistent with XXX Regulation.

  Broker/Dealer and Securities Regulation

     Metropolitan Life, some of its subsidiaries and certain policies and contracts offered by them are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission. Metropolitan Life and some of its subsidiaries are investment advisers registered under the Investment Advisers Act of 1940, as amended. In addition, some separate accounts and a variety of mutual funds are registered under the Investment Company Act of 1940, as amended. Some annuity contracts and insurance policies issued by Metropolitan Life and some of its subsidiaries are funded by separate accounts, the interests in which are registered under the Securities Act of 1933, as amended. Metropolitan Life and some of its subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended, and are members of the National Association of Securities Dealers, Inc. In the case of some of its subsidiaries, these broker/dealers may also be registered under various state securities laws.

     Metropolitan Life and certain of its subsidiaries also have certain pooled investment vehicles that are exempt from registration under the Securities Act and the Investment Company Act, but may be subject to certain other provisions of such acts.

     Federal and state securities regulatory authorities from time to time make inquiries regarding compliance by Metropolitan Life and its subsidiaries with securities and other laws and regulations regarding the conduct of their securities businesses. MetLife cooperates with such inquiries and takes corrective action when warranted.

     These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. The Company may also be subject to similar laws and regulations in the states and foreign countries in which it provides investment advisory services, offers the products described above or conducts other securities-related activities.

  Environmental Considerations

     As owners and operators of real property, the Company is subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, the Company holds equity interests in companies that could potentially be subject to environmental liabilities, although it routinely has environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. The Company cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to management, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on the Company's business, results of operations and financial condition.

  ERISA Considerations

     The Company provides certain products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or the Internal Revenue Code of 1986, as amended ("Code"). As such, its activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

     On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank. The Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are "plan assets" and therefore subject to certain fiduciary obligations under ERISA, which specifies that fiduciaries must perform their duties solely in the interest of ERISA plan participants and beneficiaries. The Court limited the imposition of ERISA fiduciary obligations in these instances to certain assets in an insurer's general account that were not reserved to pay benefits of guaranteed benefit policies. On January 5, 2000, the Secretary of Labor issued final regulations providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer's general account to or for the benefit of an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 ("Transition Policy"). In the case of such a policy, the regulations generally become applicable on July 5, 2001. Generally, no person will be liable under ERISA or the Code for conduct occurring prior to the applicability dates, where the basis of a claim is that insurance company general account assets constitute plan assets. Insurers issuing new policies after December 31, 1998 that are not guaranteed benefit policies will generally be subject to fiduciary obligations under ERISA.

     The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the unallocated accumulated fund balance (which may be subject to market value adjustment) or
(2) a book value payment of such amount in annual installments with interest. The Company has taken and continues to take steps designed to ensure compliance with these regulations, as appropriate.

  Financial Holding Company Regulation

     Regulatory agencies. In connection with its acquisition of a federally-chartered commercial bank, the Holding Company became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is now subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). In addition, the Holding Company's banking subsidiaries are subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and secondarily by the FRB and the Federal Deposit Insurance Corporation ("FDIC").

     Financial Holding Company Activities. As a financial holding company, MetLife Inc.'s activities and investments are restricted by the BHC Act, as amended by the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), to those that are "financial" in nature or "incidental" or "complementary" to such financial activities. Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and activities that the FRB has determined to be closely related to banking. In addition, under the insurance company investment portfolio provision added to the GLB Act, financial holding companies are authorized to make investments in other financial and non-financial companies, through their insurance subsidiaries, that are in the ordinary course of business and in accordance with state insurance law, provided the financial holding company does not routinely manage or operate such companies except as may be necessary to obtain a reasonable return on investment.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Consumer Protection Laws. Numerous other federal and state laws also affect the Holding Company and its subsidiary banks' earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution's privacy policy to customers and offering the consumer the ability to "opt out" of having non-public information disclosed to unaffiliated third parties in certain situations. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation.

COMPETITION

     The Company believes that competition with its business segments is based on a number of factors, including service, product features, price, commission structure, financial strength, claims-paying ratings and name recognition. It competes with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker/dealers and asset managers, for individual consumers, employer and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, with their pre-existing customer bases for financial services products, may increasingly compete with insurers who sell annuities, as a result of the U.S. Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company. That decision permits national banks to sell annuity products of life insurers in some circumstances.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), implementing fundamental changes in the regulation of the financial services industry in the U.S. The GLB Act permits mergers that combine commercial banks, insurers and securities firms under one holding company. Under the GLB Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance and annuities. A financial holding company can own any kind of insurer or insurance broker or agent, but its bank subsidiary cannot own the insurer. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the GLB Act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the GLB Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker. Until passage of the Act, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the GLB Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors.

     The Company must attract and retain productive sales representatives to sell its insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. The Company competes with other insurers for sales representatives primarily on the basis of its financial position, support services and compensation and product features. See "-- Individual Business -- Marketing and Distribution." MetLife continues to undertake several initiatives to grow the MetLife Financial Services career agency force in the future. The Company cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and its results of operations and financial position could be materially adversely affected if it is unsuccessful in attracting and retaining agents.

     Many of the Company's insurance products, particularly those offered by its Institutional Business segment, are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with the Company. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as the Company's ability to sell products in the future.

     The investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of the Company's competitors in these businesses offer a broader array of investment products and services and are better known than it as sellers of annuities and other investment products.

     Congress has proposed reforms to the nation's health care system. While the Company offers non-medical health insurance products (such as group dental insurance, long-term care and disability insurance), it generally does not offer medical indemnity products or managed care products, and, accordingly, it does not expect to be directly affected by such proposals to any significant degree. However, the uncertain environment resulting from health care reform could cause group health insurance providers to enter some of the markets in which the Company does business, thereby increasing competition.

FINANCIAL STRENGTH RATINGS

     Financial strength ratings are a factor in establishing the competitive position of insurers. A ratings downgrade (or the potential for such a downgrade) of Metropolitan Life or any of the Company's other insurance subsidiaries could, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker/dealers, banks, agents, wholesalers and other distributors of the Company's products and services, negatively impact new sales, and adversely affect its ability to compete and thereby have a material adverse effect on its business, results of operations and financial condition. The Company's current financial strength ratings are listed in the table below:

RATING AGENCY                     COMPANIES RELATED                        RATING             RATING STRUCTURE
-------------                     -----------------                        ------             ----------------
Standard &      Metropolitan Life Insurance Company,                         AA         Second highest of nine
Poor's          New England Life Insurance Company,                    ("Very Strong")  ratings categories and
Ratings         Security First Life Insurance Company,                                  mid-range within the category
Services        Metropolitan Insurance and Annuity Company,                             based on modifiers (e.g., AA+
                Metropolitan Property and Casualty Insurance Company                    AA and AA- are "Very Strong")
                and RGA Reinsurance Company

                General American Life Insurance Company,                     AA-        Second highest of nine
                Cova Financial Services Life Insurance Company,        ("Very Strong")  ratings categories and lowest
                Cova Financial Life Insurance Company,                                  within the category based on
                First Cova Life Insurance Company,                                      modifiers
                General Life Insurance Company (TX),
                Paragon Life Insurance Company and
                Security Equity Life Insurance Company

Moody's         Metropolitan Life Insurance Company,                         Aa2        Second highest of nine
Investors       New England Life Insurance Company,                     ("Excellent")   ratings categories and
Service, Inc.   General American Life Insurance Company and                             mid-range within the category
                Cova Financial Services Life Insurance Company                          based on modifiers (e.g.,
                                                                                        Aa1, Aa2 and Aa3 are
                                                                                        "Excellent")
                Security First Life Insurance Company,                       Aa3        Second highest of nine
                Metropolitan Insurance and Annuity Company and          ("Excellent")   ratings categories and
                Metropolitan Property and Casualty Insurance Company                    lower-range within the
                                                                                        category based on modifiers

RATING AGENCY                     COMPANIES RELATED                        RATING             RATING STRUCTURE
-------------                     -----------------                        ------             ----------------
                RGA Reinsurance Company                                      A1         Third highest of nine ratings
                                                                          ("Good")      categories and highest within
                                                                                        the category based on
                                                                                        modifiers
A.M. Best       Metropolitan Life Insurance Company,                         A+         Highest of nine ratings
Company, Inc.   Metropolitan Tower Life Insurance Company,              ("Superior")    categories and second highest
                New England Life Insurance Company,                                     within the category based on
                Security First Life Insurance Company,                                  modifiers (e.g., A++ and A+
                General American Life Insurance Company,                                are "Superior' while A and A-
                RGA Reinsurance Company,                                                are "Excellent")
                Cova Financial Services Life Insurance Company,
                Cova Financial Life Insurance Company,
                First Cova Life Insurance Company,
                General Life Insurance Company of America,
                Paragon Life Insurance Company and
                Security Equity Life Insurance Company

                Metropolitan Insurance and Annuity Company,                   A         Second highest of nine
                Texas Life Insurance Company and                        ("Excellent")   ratings categories and
                Metropolitan Property and Casualty Insurance Company                    highest within the category
                                                                                        based on modifiers
Fitch IBCA,     Metropolitan Life Insurance Company,                         AA+        Second highest of eight
Duff & Phelps   New England Life Insurance Company,                     ("Very High")   ratings categories and
                Security First Life Insurance Company,                                  highest within the category
                General American Life Insurance Company,                                based on modifiers (e.g.,
                Cova Financial Services Life Insurance Company,                         AA+, AA and AA- are "Very
                Paragon Life Insurance Company and                                      High")
                Security Equity Life Insurance Company

     The foregoing ratings reflect each rating agency's opinion of Metropolitan Life and the Company's other subsidiaries' financial strength, operating performance and ability to meet their obligations to policyholders, and are not evaluations directed toward the protection of MetLife, Inc.'s securityholders.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 46,700 employees. The Company believes that its relations with its employees are satisfactory.

TRADEMARKS

     MetLife has a worldwide trademark portfolio that it considers important in the marketing of its products and services, including, among others, the trademark "MetLife" and the license to use the Peanuts(TM) characters. MetLife has the exclusive right to use the Peanuts(TM) characters in the area of financial services and health care services in the U.S. and some foreign countries under an advertising and premium agreement with United Feature Syndicate. The agreement with United Feature Syndicate expires on December 31, 2002. The Company believes that its rights in its trademarks are well protected.

ITEM 2.  PROPERTIES.

     One Madison Avenue in New York, New York, serves as the Company's headquarters, and it, along with the adjacent MetLife Tower, contains approximately 1.1 million rentable square feet, most of which it occupies. The Company has announced plans to lease its headquarters and the MetLife Tower to Credit Suisse First Boston (USA), Inc. ("CSFB"), under a long-term lease. CSFB will occupy these premises in stages through late 2003. The Company will continue to occupy approximately 270,000 rentable square feet under a sublease from CSFB. In addition to this property, the Company owns 22 other buildings in the U.S. that it uses in the operation of its business. These buildings contain approximately 5.4 million rentable square feet and are located in the following states: Florida, Illinois, Massachusetts, Minnesota, Missouri, New York, New Jersey, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. The Company's computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. The Company leases space in approximately 900 other locations throughout the U.S., and these leased facilities consist of approximately 6.3 million rentable square feet. Approximately 51% of these leases are occupied as sales offices for Individual Business, and the Company uses the balance for its other business activities. It also owns several buildings outside the U.S., comprising more than 48,000 rentable square feet. The Company leases approximately 380,000 rentable square feet in various locations outside the U.S. Management believes that its properties are suitable and adequate for the Company's current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS.

     Metropolitan Life is currently a defendant in approximately 500 lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims."

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

     In addition to dismissing the consolidated class actions, the District Court's order also bars sales practices claims by class members with respect to policies or annuities issued by the defendant insurers during the class period, effectively resolving all pending sales practices class actions against these insurers in the United States.

     Under the terms of the order, only those class members who excluded themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for policies or annuities issued during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement. At December 31, 2000, approximately 300 of these "opt-outs" have filed new individual lawsuits.

     The settlement provides three forms of relief. General relief, in the form of free death benefits, is provided automatically to class members who did not exclude themselves from the settlement or who did not elect the claim evaluation procedures set forth in the settlement. The claim evaluation procedures permit a class member to have a claim evaluated by a third party under procedures set forth in the settlement. Claim awards made under the claim evaluation procedures will be in the form of policy adjustments, free death benefits or, in some instances, cash payments. In addition, class members who have or had an ownership interest in specified policies will also automatically receive deferred acquisition cost tax relief in the form of free death benefits. The settlement fixes the aggregate amounts that are available under each form of relief. Implementation of the class action settlement is proceeding.

     Metropolitan Life expects that the total cost of the settlement will be approximately $957 million. This amount is equal to the amount of the increase in liabilities for the death benefits and policy adjustments and the present value of expected cash payments to be provided to included class members, as well as attorneys' fees and expenses and estimated other administrative costs, but does not include the cost of litigation with policyholders who are excluded from the settlement. The Company believes that the cost of the settlement will be substantially covered by available reinsurance and the provisions made in the consolidated financial statements, and thus will not have a material adverse effect on its business, results of operations or financial position. Metropolitan Life made some recoveries in 2000 under those reinsurance agreements and, although there is no assurance that other reinsurance claim submissions will be paid, Metropolitan Life believes payment is likely to occur. The Company believes it has made adequate provision in the consolidated financial statements for all probable losses for sales practices claims, including litigation costs involving policyholders who are excluded from the settlement as well as for the two class action settlements described in the two paragraphs immediately following the next paragraph.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada. A certified class action with conditionally certified subclasses is pending in the United States District Court for the Southern District of New York against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants alleging improper sales abroad; settlement discussions are continuing.

     Separate from the Metropolitan Life class action settlement, similar sales practices class action litigation against New England Mutual Life Insurance Company ("New England Mutual"), with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, has been settled. The New England Mutual case, a consolidated multidistrict litigation in the United States District Court for the District of Massachusetts, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. The settlement of this case was approved by the District Court in October 2000 and is not being appealed. Implementation of the class action settlement is proceeding. The Company expects that the total cost of this settlement will be approximately $150 million. Approximately 2,400 class members opted-out of the settlement. As of December 31, 2000, New England Mutual was a defendant in approximately 30 opt-out lawsuits involving sales practices claims.

     The settlement of the consolidated multidistrict sales practices class action case against General American was approved by the United States District Court for the Eastern District of Missouri. The General American case involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. One appeal has been filed. The Company expects that the approximate cost of the settlement will be $55 million, not including legal fees and costs for plaintiffs' counsel. The District Court has scheduled a hearing in March 2001 with respect to plaintiffs' class counsels' request for such fees and costs. Approximately 700 class members have elected to exclude themselves from the General American settlement. As of December 31, 2000, General American was a defendant in approximately ten opt-out lawsuits involving sales practices claims.

     In the past, some individual sales practices claims have been resolved through settlement, have been won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     Metropolitan Life paid approximately $92 million, $13.7 million and $15.3 million for sales practices claims for the years ended December 31, 2000, 1999 and 1998, respectively. The settlement payments in 2000 were primarily attributable to the settlement of opt-out lawsuits and claims.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England Mutual's or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

     Metropolitan Life is also a defendant in numerous lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits, currently numbering in the thousands, have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. While Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse judgments in respect of these claims, most of the cases have been resolved by settlements. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate. The number of such cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

     Significant portions of amounts paid in settlement of such cases have been funded with proceeds from a previously-resolved dispute with Metropolitan Life's primary, umbrella and first level excess liability insurance carriers. Metropolitan Life was involved in litigation with several of its excess liability insurers regarding amounts payable under its policies with respect to coverage for these claims. The trial court granted summary judgment to these insurers and Metropolitan Life appealed. The Connecticut Supreme Court in 2001 affirmed the decision of the trial court. The Company believes that Metropolitan Life's asbestos-related litigation with these insurers should have no effect on its recoveries under excess insurance policies that were obtained in 1998 for asbestos-related claims.

     The following table sets forth the total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the periods ending on those dates and the total settlement payments made to resolve asbestos personal injury claims during those periods:

                                                         AT OR FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                         --------------------------
                                                          2000      1999      1998
                                                         ------    ------    ------
Asbestos personal injury claims at period end
  (approximate)........................................  73,000    60,000    72,000
Number of new claims during period (approximate).......  54,500    35,500    31,000
Settlement payments during period (dollars in
  millions)(1).........................................   $71.1    $113.3     $47.0

(1) Settlement payments represent payments made during the period in connection with settlements made in that period and in prior periods. Amounts do not include Metropolitan Life's attorneys' fees and expenses and do not reflect amounts received from insurance carriers.

     The Company has recorded, in other expenses, charges of $15 million ($10 million after-tax), $499 million ($317 million after-tax), and $1,895 million ($1,203 million after-tax) for the years ended December 31, 2000, 1999, and 1998, respectively, for sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products. The 2000 charge was principally related to sales practices claims. The 1999 charge was principally related to the settlement of the multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. The 1998 charge was comprised of $925 million and $970 million for sales practices claims and asbestos-related claims, respectively. The Company recorded the charges for sales practices claims in 1998 based on preliminary settlement discussions and the settlement history of other insurers.

     Prior to the fourth quarter of 1998, Metropolitan Life established a liability for asbestos-related claims based on settlement costs for claims that Metropolitan Life had settled, estimates of settlement costs for claims pending against Metropolitan Life and an estimate of settlement costs for unasserted claims. The amount for unasserted claims was based on management's estimate of unasserted claims that would be probable of assertion. A liability is not established for claims which management believes are only reasonably possible of assertion. Based on this process, the accrual for asbestos-related claims at December 31, 1997 was $386 million. Potential liabilities for asbestos-related claims are not easily quantified, due to the nature of the allegations against Metropolitan Life, which are not related to the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products, adding to the uncertainty as to the number of claims that may be brought against Metropolitan Life.

     During 1998, Metropolitan Life decided to pursue the purchase of excess insurance to limit its exposure to asbestos-related claims. In connection with the negotiations with the casualty insurers to obtain this insurance, Metropolitan Life obtained information that caused management to reassess the accruals for asbestos-related claims. This information included:

     - Information from the insurers regarding the asbestos-related claims experience of other insureds, which indicated that the number of claims that were probable of assertion against Metropolitan Life in the future was significantly greater than it had assumed in its accruals. The number of claims brought against Metropolitan Life is generally a reflection of the number of asbestos-related claims brought against asbestos defendants generally and the percentage of those claims in which Metropolitan Life is included as a defendant. The information provided to Metropolitan Life relating to other insureds indicated that Metropolitan Life had been included as a defendant for a significant percentage of total asbestos-related claims and that it may be included in a larger percentage of claims in the future, because of greater awareness of asbestos litigation generally by potential plaintiffs and plaintiffs' lawyers and because of the bankruptcy and reorganization or the exhaustion of insurance coverage of other asbestos defendants; and that, although volatile, there was an upward trend in the number of total claims brought against asbestos defendants.

     - Information derived from actuarial calculations Metropolitan Life made in the fourth quarter of 1998 in connection with these negotiations, which helped to frame, define and quantify this liability. These calculations were made using, among other things, current information regarding Metropolitan Life's claims and settlement experience (which reflected Metropolitan Life's decision to resolve an increased number of these claims by settlement), recent and historic claims and settlement experience of selected other companies and information obtained from the insurers.

     Based on this information, Metropolitan Life concluded that certain claims that previously were considered as only reasonably possible of assertion were probable of assertion, increasing the number of assumed claims to approximately three times the number assumed in prior periods. As a result of this reassessment, Metropolitan Life increased its liability for asbestos-related claims to $1,278 million at December 31, 1998.

     During 1998, Metropolitan Life paid $1,407 million of premiums for excess of loss reinsurance agreements and excess insurance policies, consisting of $529 million for the excess of loss reinsurance agreements for sales practices claims and excess mortality losses and $878 million for the excess insurance policies for asbestos-related claims.

     Metropolitan Life obtained the excess of loss reinsurance agreements to provide reinsurance with respect to sales practices claims made on or prior to December 31, 1999 and for certain mortality losses in 1999. These reinsurance agreements have a maximum aggregate limit of $650 million, with a maximum sublimit of $550 million for losses for sales practices claims. This coverage is in excess of an aggregate self-insured retention of $385 million with respect to sales practices claims and $506 million, plus the Metropolitan Life's statutory policy reserves released upon the death of insureds, with respect to life mortality losses. At December 31, 1999, the subject losses under the reinsurance agreements due to sales practices claims and related counsel fees from the time Metropolitan Life entered into the reinsurance agreements did not exceed that self-insured retention. No recoveries were made with respect to the coverage for excess mortality losses for 1999. As noted above, recoveries have been made in 2000 under the reinsurance agreements for the sales practices claims. The maximum sublimit of $550 million for sales practices claims was within a range of losses that management believed were reasonably possible at December 31, 1998. Each excess of loss reinsurance agreement for sales practices claims and mortality losses contains an experience fund, which provides for payments to Metropolitan Life at the commutation date if experience is favorable at such date. The Company accounts for the aggregate excess of loss reinsurance agreements as reinsurance; however, if deposit accounting were applied, the effect on the Company's consolidated financial statements in 1998, 1999 and 2000 would not be significant.

     Under reinsurance accounting, the excess of the liability recorded for sales practices losses recoverable under the agreements of $550 million over the premium paid of $529 million resulted in a deferred gain of $21 million which was amortized into income over the settlement period from January 1999 through April 2000. Under deposit accounting, the premium would be recorded as an other asset rather than as an expense, and the reinsurance loss recoverable and the deferred gain would not have been recorded. Because the agreements also contain an experience fund which increases with the passage of time, the increase in the experience fund in 1999 and 2000 under deposit accounting would be recognized as interest income in an amount approximately equal to the deferred gain that was amortized into income under reinsurance accounting.

     The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention ($878 million of which was recorded as a recoverable at December 31, 2000, 1999 and 1998). The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid in any given year that are recoverable under the policies will be reflected as a reduction in the Company's operating cash flows for that year, management believes that the payments will not have a material adverse effect on the Company's liquidity. Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to the

Company at the commutation date if experience under the policy to such date has been favorable, or pro rata reductions from time to time in the loss reimbursements to the Company if the cumulative return on the reference fund is less than the return specified in the experience fund.

     The Company believes that the excess of loss reinsurance agreements should provide coverage for a portion of the Metropolitan Life multidistrict sales practices settlement described above. The increase in liabilities for death benefits and policy adjustments and the cash payments to be made under the settlement should be substantially offset by amounts recoverable under those agreements, as well as amounts provided in the Company's consolidated financial statements, and accordingly it does not believe that they will have a material adverse effect on its business, results of operations, financial position or cash flows in future periods.

     The Company believes adequate provision has been made in its consolidated financial statements for all reasonably probable and estimable losses for sales practices and asbestos-related claims. With respect to Metropolitan Life's asbestos litigation, estimates can be uncertain due to the limitations of available data and the difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to settle claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation may result in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of recent bankruptcy filings by certain other defendants. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements. Metropolitan Life will continue to study the variables in light of additional information, including legislative and judicial developments, gained over time in order to identify trends that may become evident and to assess their impact on the previously established liability; future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     A purported class action suit involving policyholders in four states has been filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment, and discovery has commenced. A class certification motion has been denied. Similar "diminished value" purported class action suits have been filed in Texas and Tennessee against Metropolitan Property and Casualty Insurance Company. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. A motion for class certification is pending. In addition, a plaintiff in Louisiana state court recently amended an individual lawsuit to state a putative class action on behalf of Louisiana insureds challenging the method that Metropolitan Property and Casualty Insurance Company uses to determine the value of a motor vehicle that has sustained a total loss. A class certification motion is pending. These suits are in the early stages of litigation and Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company intend to defend themselves vigorously against these suits. Similar suits have been filed against many other personal lines property and casualty insurers.

     The United States, the Commonwealth of Puerto Rico and various hotels and individuals have sued MetLife Capital Corporation, a former subsidiary of the Company, seeking damages for clean up costs, natural resource damages, personal injuries and lost profits and taxes based upon, among other things, a release of oil from a barge which was being towed by the M/V Emily S. In connection with the sale of MetLife Capital, the Company acquired MetLife Capital's potential liability with respect to the M/V Emily S lawsuits. MetLife Capital had entered into a sale and leaseback financing arrangement with respect to the M/V Emily S. The plaintiffs have taken the position that MetLife Capital, as the owner of record of the

M/V Emily S, is responsible for all damages caused by the barge, including the oil spill. The claims of the governments of the United States and Puerto Rico were settled in 2000 within amounts previously accrued by the Company.

     Metropolitan Life has completed a tender offer to purchase the shares of Conning Corporation that it had not already owned. After Metropolitan Life had announced its intention to make a tender offer, three putative class actions were filed by Conning shareholders alleging that the prospective offer was inadequate and constituted a breach of fiduciary duty. The parties to the litigation have reached an agreement providing for a settlement of the actions; a motion seeking court approval for the settlement will be filed with the New York State Supreme Court in New York County after a final agreement is signed.

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance and the underwriters for MetLife Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. In addition, there remains a separate purported class action in New York state court in New York County and another in Kings County. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting. Some of the plaintiffs in the above described actions have also brought a proceeding under
Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Another purported class action is pending in the Supreme Court of the State of New York for New York County and has been brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. A purported class action was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions. The defendants have moved to dismiss most of these actions; the Kings County action and the Article 78 proceeding are being voluntarily held in abeyance.

     Three lawsuits were also filed against Metropolitan Life in 2000 in the United States District Courts for the Southern District of New York, for the Eastern District of Louisiana, and for the District of Kansas, alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. The plaintiffs in these three purported class actions seek unspecified compensatory damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses to the plaintiffs' claims and is contesting vigorously plaintiffs' claims in these actions. Metropolitan Life successfully transferred the Louisiana action to the United States District Court for the Southern District of New York and has also filed a motion to transfer the Kansas action to the same court. Metropolitan Life has moved for summary judgment in the two actions pending in New York, citing the applicable statute of limitations. The New York cases are scheduled for trial in November 2001.

     Insurance departments in a number of states have initiated inquiries in 2000 about possible race-based underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in the respective states, including Metropolitan Life and certain of its subsidiaries. The New York Insurance Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life and certain of its subsidiaries, concerning possible past race-based underwriting practices.

     On March 13, 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual Business segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. The Company intends to vigorously defend itself against these allegations.

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

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on the Company's consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MetLife, Inc.'s common stock, par value $0.01 per share (the "Common Stock"), began trading on the New York Stock Exchange ("NYSE") under the symbol "MET" on April 5, 2000.

     The following table presents high and low closing prices for the Common Stock on the NYSE for the periods indicated, and the dividends declared per share:

                                                              2000
                                    --------------------------------------------------------
                                    1ST QUARTER   2ND QUARTER(1)   3RD QUARTER   4TH QUARTER
                                    -----------   --------------   -----------   -----------
Common Stock Price
  High............................      N/A           $21.31         $27.19        $36.50
  Low.............................      N/A           $15.13         $19.81        $23.75
Dividends Declared................      N/A           $   --         $   --        $ 0.20

---------------

N/A - Not applicable

(1) Commencing April 5, 2000.

     As of March 2, 2001, the closing price of the Common Stock was $31.83. On March 2, 2001, there were 1,073 shareholders of record of Common Stock.

     On October 24, 2000, the Holding Company's Board of Directors approved an annual dividend of $0.20 per share. The dividend was paid on December 15, 2000 to shareholders of record on November 7, 2000. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Holding Company and the impact of regulatory restrictions. See "Business -- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information for the Company. The consolidated financial information for the years ended December 31, 2000, 1999 and 1998 and at December 31, 2000 and 1999 has been derived from the Company's audited consolidated financial statements included elsewhere herein. The consolidated financial information for the years ended December 31, 1997 and 1996 and at December 31, 1998, 1997 and 1996 has been derived from the Company's audited consolidated financial statements not included elsewhere herein. The following consolidated statements of income and consolidated balance sheet data, other than the statutory data, have been prepared in conformity with GAAP. The statutory data have been derived from Metropolitan Life's Annual Statements filed with insurance regulatory authorities and have been prepared in accordance with statutory accounting practices. The following information should be read in conjunction with and is qualified in its entirety by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements appearing elsewhere herein.

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------
                                         2000       1999       1998       1997       1996
                                        -------    -------    -------    -------    -------
                                                       (DOLLARS IN MILLIONS)
STATEMENTS OF INCOME DATA
Revenues
  Premiums............................  $16,317    $12,088    $11,503    $11,278    $11,345
  Universal life and investment-type
     product policy fees..............    1,820      1,433      1,360      1,418      1,243
  Net investment income(3)(4).........   11,768      9,816     10,228      9,491      8,978
  Other revenues......................    2,432      2,154      1,994      1,491      1,246
  Net investment (losses) gains(5)....     (390)       (70)     2,021        787        231
                                        -------    -------    -------    -------    -------
     Total revenues(1)(2)                31,947     25,421     27,106     24,465     23,043
                                        -------    -------    -------    -------    -------
Expenses:
  Policyholder benefits and
     claims(6)........................   16,893     13,100     12,638     12,403     12,432
  Interest credited to policyholder
     account balances.................    2,935      2,441      2,711      2,878      2,868
  Policyholder dividends..............    1,919      1,690      1,651      1,742      1,728
  Payments to former Canadian
     policyholders(1).................      327         --         --         --         --
  Demutualization costs...............      230        260          6         --         --
  Other expenses(4)(7)................    8,227      6,755      8,019      5,771      4,609
                                        -------    -------    -------    -------    -------
     Total expenses(1)(2)                30,531     24,246     25,025     22,794     21,637
                                        -------    -------    -------    -------    -------
Income before provision for income
  taxes...............................    1,416      1,175      2,081      1,671      1,406
Provision for income taxes(8).........      463        558        738        468        482
                                        -------    -------    -------    -------    -------
Income before discontinued
  operations..........................      953        617      1,343      1,203        924
Loss from discontinued
  operations(9).......................       --         --         --         --        (71)
                                        -------    -------    -------    -------    -------
Net income............................  $   953    $   617    $ 1,343    $ 1,203    $   853
                                        =======    =======    =======    =======    =======
Net income after April 7, 2000 (date
  of demutualization).................  $ 1,173
                                        =======

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
BALANCE SHEET DATA
  General account assets(4).............  $184,768   $160,291   $157,278   $154,444   $145,877
  Separate account assets...............    70,250     64,941     58,068     48,338     43,399
                                          --------   --------   --------   --------   --------
  Total assets..........................  $255,018   $225,232   $215,346   $202,782   $189,276
                                          ========   ========   ========   ========   ========
  Liabilities:
     Life and health policyholder
       liabilities(10)..................  $140,896   $122,637   $122,726   $125,849   $121,333
     Property and casualty policyholder
       liabilities(10)..................     2,559      2,318      1,477      1,509      1,562
     Short-term debt....................     1,094      4,208      3,585      4,587      3,311
     Long-term debt.....................     2,426      2,514      2,903      2,884      1,946
     Separate account liabilities.......    70,250     64,941     58,068     48,338     43,399
     Other liabilities(4)...............    20,314     14,924     11,720      5,608      5,742
                                          --------   --------   --------   --------   --------
  Total liabilities.....................   237,539    211,542    200,479    188,775    177,293
                                          --------   --------   --------   --------   --------
  Company-obligated mandatorily
     redeemable securities of subsidiary
     trusts.............................     1,090         --         --         --         --
                                          --------   --------   --------   --------   --------
  Stockholders' Equity:
     Common Stock, at par value.........         8         --         --         --         --
     Additional paid-in capital(11).....    14,926         --         --         --         --
     Retained earnings(11)..............     1,021     14,100     13,483     12,140     10,937
     Treasury stock, at cost............      (613)        --         --         --         --
     Accumulated other comprehensive
       income (loss)....................     1,047       (410)     1,384      1,867      1,046
                                          --------   --------   --------   --------   --------
  Total stockholders' equity............    16,389     13,690     14,867     14,007     11,983
                                          --------   --------   --------   --------   --------
  Total liabilities and stockholders'
     equity.............................  $255,018   $225,232   $215,346   $202,782   $189,276
                                          ========   ========   ========   ========   ========

                                           AT OR FOR THE YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------
                                    2000        1999        1998        1997        1996
                                  --------    --------    --------    --------    --------
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
OTHER DATA
  Operating income(5)(12).......  $  1,541    $    990    $     23    $    617    $    818
  Adjusted operating
     income(5)(13)..............  $  1,541    $  1,307    $  1,226    $    807    $    921
  Operating return on
     equity(14).................      10.5%        7.2%        0.2%        5.3%        7.8%
  Adjusted operating return on
     equity(15).................      10.5%        9.5%        9.6%        7.0%        8.8%
  Return on equity(16)..........       6.5%        4.5%       10.5%       10.4%        8.1%
  Operating cash flows..........  $  1,326    $  3,865    $    842    $  2,872    $  3,688
  Total assets under
     management(17).............  $302,181    $373,646    $360,703    $338,731    $297,570
STATUTORY DATA(18)
  Premiums and deposits.........  $ 23,536    $ 24,643    $ 22,722    $ 20,569    $ 20,611
  Net income....................  $  1,027    $    790    $    875    $    589    $    460
  Policyholder surplus..........  $  7,213    $  7,630    $  7,388    $  7,378    $  7,151
  Asset valuation reserve.......  $  3,205    $  3,109    $  3,323    $  3,814    $  2,635

                                           AT OR FOR THE YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------
                                    2000        1999        1998        1997        1996
                                  --------    --------    --------    --------    --------
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
EARNINGS PER SHARE DATA(19)
  Basic earnings per share......  $   1.52         N/A         N/A         N/A         N/A
  Diluted earnings per share....  $   1.49         N/A         N/A         N/A         N/A
ADJUSTED OPERATING EARNINGS PER
  SHARE DATA(20)
  Basic earnings per share......  $   1.99         N/A         N/A         N/A         N/A
  Diluted earnings per share....  $   1.96         N/A         N/A         N/A         N/A
DIVIDENDS DECLARED PER SHARE....  $   0.20         N/A         N/A         N/A         N/A

 (1) Includes the following combined financial statement data of the Company's controlling interest in Nvest Companies L.P. and its affiliates, which were sold in 2000, MetLife Capital Holdings, Inc., which was sold in 1998, and the Company's Canadian operations and U.K. insurance operations, substantially all of which were sold in 1998 and 1997:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------
                                2000    1999     1998      1997      1996
                                ----    ----    ------    ------    ------
                                          (DOLLARS IN MILLIONS)
         Total revenues.......  $524    $655    $1,405    $2,149    $1,890
                                ====    ====    ======    ======    ======
         Total expenses.......  $492    $603    $1,275    $1,870    $1,412
                                ====    ====    ======    ======    ======

     As a result of these sales, investment gains of $663 million, $520 million and $139 million were recorded for the years ended December 31, 2000, 1998 and 1997, respectively.

     In July 1998, Metropolitan Life sold a substantial portion of its Canadian operations to Clarica Life. As part of that sale, a large block of policies in effect with Metropolitan Life in Canada were transferred to Clarica Life, and the holders of the transferred Canadian policies became policyholders of Clarica Life. Those transferred policyholders are no longer policyholders of Metropolitan Life and, therefore, were not entitled to compensation under the plan of reorganization. However, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale and in connection with the demutualization, Metropolitan Life's Canadian branch made cash payments to those who were, or were deemed to be, holders of these transferred Canadian policies. The payments were determined in a manner that is consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

 (2) Included in 2000 total revenues and total expenses are $3,754 million and $3,576 million, respectively, related to GenAmerica, which was acquired on January 6, 2000.

 (3) During 1997, the Company changed to the retrospective interest method of accounting for investment income on structured notes in accordance with Emerging Issues Task Force Consensus 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes. As a result, net investment income increased by $175 million. The cumulative effect of this accounting change on prior years' income was immaterial.

 (4) In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the Company's securities lending program. Adoption of the provisions had the effect of increasing assets and liabilities by $3,769 million at December 31, 1998 and increasing revenues and expenses by $266 million for the year ended December 31, 1998.

 (5) Investment gains and losses are presented net of related policyholder amounts. The amounts netted against investment gains and losses are the following:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                ---------------------------------------------
                                2000     1999      1998       1997      1996
                                -----    -----    -------    -------    -----
                                            (DOLLARS IN MILLIONS)
Gross investment (losses)
  gains.......................  $(444)   $(137)   $ 2,629    $ 1,018    $ 458
                                -----    -----    -------    -------    -----
Less amounts allocable to:
  Future policy benefit loss
     recognition..............     --       --       (272)      (126)    (203)
  Deferred policy acquisition
     costs....................     95       46       (240)       (70)      (4)
  Participating contracts.....   (126)      21        (96)       (35)     (20)
  Policyholder dividend
     obligation...............     85       --         --         --       --
                                -----    -----    -------    -------    -----
  Total.......................     54       67       (608)      (231)    (227)
                                -----    -----    -------    -------    -----
Net investment (losses)
  gains.......................  $(390)   $ (70)   $ 2,021    $   787    $ 231
                                =====    =====    =======    =======    =====

     Investment gains (losses) have been reduced by (1) deferred policy acquisition amortization to the extent that such amortization results from investment gains and losses, (2) additions to future policy benefits resulting from the need to establish additional liabilities due to the recognition of investment gains (3) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholders' accounts, and (4) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers. This presentation affected operating income and adjusted operating income. See notes 12 and 13 below.

 (6) Policyholder benefits and claims exclude $41 million, $(21) million, $368 million, $161 million and $223 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively, of future policy benefit loss recognition, credits to participating contractholder accounts and changes in the policyholder dividend obligation that have been charged against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (7) Other expenses exclude $(95) million, $(46) million, $240 million, $70 million and $4 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively, of amortization of deferred policy acquisition costs that have been charged against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (8) Includes $(145) million, $125 million, $18 million, $(40) million and $38 million for surplus tax accrued (credited) by Metropolitan Life for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Prior to its demutualization, Metropolitan Life was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (9) The loss from discontinued operations was primarily attributable to the disposition of the Company's group medical insurance business.

(10) Policyholder liabilities include future policy benefits, policyholder account balances, other policyholder funds, policyholder dividends and the policyholder dividend obligation.

(11) For additional information regarding these items, see Note 1 of Notes to Consolidated Financial Statements.

(12) The following provides a reconciliation of net income to operating income:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                      2000    1999    1998      1997     1996
                                     ------   ----   -------   -------   -----
                                               (DOLLARS IN MILLIONS)
Net income.........................  $  953   $617   $ 1,343   $ 1,203   $ 853
                                     ------   ----   -------   -------   -----
Adjustments to reconcile net income
  to operating income:
  Gross investment losses
     (gains).......................     444    137    (2,629)   (1,018)   (458)
  Income tax on gross investment
     gains and losses..............    (175)   (92)      883       312     173
                                     ------   ----   -------   -------   -----
     Investment losses (gains), net
       of income tax...............     269     45    (1,746)     (706)   (285)
                                     ------   ----   -------   -------   -----
  Amount allocated to investment
     gains and losses (see note
     5)............................     (54)   (67)      608       231     227
  Income tax on amount allocated to
     investment gains and losses...      21     45      (204)      (71)    (86)
                                     ------   ----   -------   -------   -----
     Amount allocated to investment
       gains and losses, net of
       income tax..................     (33)   (22)      404       160     141
                                     ------   ----   -------   -------   -----
  Demutualization costs............     230    260         6        --      --
  Income tax on demutualization
     costs.........................     (60)   (35)       (2)       --      --
                                     ------   ----   -------   -------   -----
     Demutualization costs, net of
       income tax..................     170    225         4        --      --
                                     ------   ----   -------   -------   -----
  Payments to former Canadian
     policyholders.................     327     --        --        --      --
                                     ------   ----   -------   -------   -----
  Loss from discontinued
     operations, net of income
     tax...........................      --     --        --        --      71
                                     ------   ----   -------   -------   -----
  Surplus tax......................    (145)   125        18       (40)     38
                                     ------   ----   -------   -------   -----
Operating income...................  $1,541   $990   $    23   $   617   $ 818
                                     ======   ====   =======   =======   =====

     The Company believes the supplemental operating information presented above allows for a more complete analysis of results of operations. Investment gains and losses have been excluded due to their volatility between periods and because such data are often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any GAAP measure of performance. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

(13) The following provides a reconciliation of operating income to adjusted operating income:

                                    FOR THE YEARS ENDED DECEMBER 31,
                              --------------------------------------------
                               2000      1999      1998     1997     1996
                              ------    ------    ------    -----    -----
                                         (DOLLARS IN MILLIONS)
Operating income............  $1,541    $  990    $   23    $ 617    $ 818
Adjustments for charges for
  sales practices claims and
  for personal injury claims
  caused by exposure to
  asbestos or asbestos-
  containing products, net
  of income tax.............      --       317     1,203      190      103
                              ------    ------    ------    -----    -----
Adjusted operating income...  $1,541    $1,307    $1,226    $ 807    $ 921
                              ======    ======    ======    =====    =====

     The charge for the year ended December 31, 1999 was principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. The amounts reported for the years ended December 31, 1998, 1997 and 1996 include charges for sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products. See Note 10 of Notes to Consolidated Financial Statements. The Company believes that supplemental adjusted operating income data provides information useful in measuring operating trends by excluding the unusual amounts of expenses associated with sales practices and asbestos-related claims. Adjusted operating income should not be considered as a substitute for any GAAP measure of performance.

(14) Operating return on equity is defined as operating income divided by average total equity excluding accumulated other comprehensive income
     (loss). The Company believes the operating return on equity information presented supplementally allows for a more complete analysis of results of operations. Accumulated other comprehensive income (loss) has been excluded due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating return on equity should not be considered as a substitute for any GAAP measure of performance. The Company's method of calculating operating return on equity may be different from the method used by other companies and, therefore, comparability may be limited.

(15) Adjusted operating return on equity is defined as adjusted operating income divided by average total equity, excluding accumulated other comprehensive income (loss). The Company believes that supplemental adjusted operating return on equity data provides information useful in measuring operating trends by excluding the unusual amounts of expenses associated with sales practices and asbestos-related claims. Adjusted operating return on equity should not be considered as a substitute for net income in accordance with GAAP.

(16) Return on equity is defined as net income divided by average total equity, excluding accumulated other comprehensive income (loss).

(17) Includes MetLife's general account and separate account assets and assets managed on behalf of third parties. On October 30, 2000, the Company completed its sale of Nvest. Includes $133 billion, $135 billion, $125 billion and $100 billion of assets under management managed by Nvest at December 31, 1999, 1998, 1997 and 1996, respectively.

(18) Metropolitan Life statutory data only.

(19) Based on earnings subsequent to date of demutualization. For additional information regarding these items, see Note 17 of Notes to Consolidated Financial Statements.

(20) Earnings per share amounts are presented as if the initial public offering had occurred on January 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For purposes of this discussion, the term "Company" refers, at all times prior to the date of demutualization (as hereinafter defined), to Metropolitan Life Insurance Company, a mutual life insurance company organized under the laws of the State of New York ("Metropolitan Life"), and its subsidiaries, and at all times on and after the date of demutualization, to MetLife, Inc. (the "Holding Company"), a Delaware corporation, and its subsidiaries, including Metropolitan Life ("MetLife"). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements included elsewhere herein.

THE DEMUTUALIZATION

     On April 7, 2000 (the "date of demutualization"), pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving its plan of reorganization, as amended (the "plan"), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of the Holding Company. In conjunction therewith, each policyholder's membership interest was extinguished and each eligible policyholder received, in exchange for that interest, trust interests representing shares of Common Stock held in the Metropolitan Life Policyholder Trust, cash or an adjustment to their policy values in the form of policy credits, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale. The payments, which were recorded in the second quarter of 2000, were determined in a manner that was consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

     On the date of demutualization, the Holding Company conducted an initial public offering of 202,000,000 shares of its Common Stock and concurrent private placements of an aggregate of 60,000,000 shares of its Common Stock at an offering price of $14.25 per share. The shares of Common Stock issued in the offerings are in addition to 494,466,664 shares of Common Stock of the Holding Company distributed to the Metropolitan Life Policyholder Trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, the Holding Company issued 30,300,000 additional shares of its Common Stock as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

     Concurrently with these offerings, MetLife, Inc. and MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by MetLife, Inc., issued 20,125,000 8.00% equity security units for an aggregate offering price of $1,006 million. Each unit consists of (i) a contract to purchase shares of Common Stock and (ii) a capital security of MetLife Capital Trust I.

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. See Note 6 of Notes to Consolidated Financial Statements.

     On June 27, 2000, the Holding Company's Board of Directors authorized the repurchase of up to $1 billion of the Holding Company's outstanding Common Stock. The buyback may take place over an unspecified period of time. the Holding Company may purchase Common Stock from the Metropolitan Life Policyholder Trust, in the open market, and in private transactions. Through December 31, 2000, 26,084,751 shares have been acquired for $613 million.

ACQUISITIONS AND DISPOSITIONS

     On February 28, 2001, the Holding Company consummated the purchase of Grand Bank, N.A. ("Grand Bank"). Grand Bank, with reported assets at September 30, 2000 of approximately $84 million, provides banking services to individuals and small businesses in the Princeton, New Jersey area. On February 12, 2001, the Federal Reserve Board approved the Holding Company's application for bank holding company status and to become a financial holding company upon its acquisition of Grand Bank.

     On January 6, 2000, Metropolitan Life completed its acquisition of GenAmerica for $1.2 billion. As part of the GenAmerica acquisition, General American Life Insurance Company paid Metropolitan Life a fee of $120 million in connection with the assumption of certain funding agreements. The fee has been considered as part of the purchase price of GenAmerica. GenAmerica is a holding company which includes General American Life Insurance Company, 49% of the outstanding shares of Reinsurance Group of America, Incorporated ("RGA") common stock, a provider of reinsurance, and 61.0% of the outstanding shares of Conning Corporation ("Conning") common stock, an asset manager. Metropolitan Life owned 10% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. At December 31, 2000 Metropolitan Life's ownership percentage of the outstanding shares of RGA common stock was approximately 59%.

     In April 2000, Metropolitan Life acquired the outstanding shares of Conning common stock not already owned by Metropolitan Life for $73 million.

     In July 2000, the Company acquired the workplace benefits division of Business Men's Assurance Company, a Kansas City, Missouri based insurer.

     In October 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies L.P. This transaction resulted in an investment gain of $663 million.

     In September 1999, the Auto & Home segment acquired the standard personal lines property and casualty insurance operations of The St. Paul Companies.

     In November 1999, the Company acquired the individual disability income business of Lincoln National Life Insurance Company.

     During 1998, the Company sold MetLife Capital Holdings, Inc., a commercial financing company and a substantial portion of its Canadian insurance operations, which resulted in an investment gain of $531 million.

RESULTS OF OPERATIONS

THE COMPANY

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Premiums increased by $4,229 million, or 35%, to $16,317 million in 2000 from $12,088 million in 1999, in part, due to the acquisition of GenAmerica on January 6, 2000. Excluding the impact of this acquisition, premiums increased by $2,273 million, or 19%. This increase is attributable to Institutional Business, Auto & Home and International. These increases are partially offset by a $72 million, or 2%, decrease in Individual Business. The increase of $1,297 million, or 23%, in Institutional Business is predominantly the result of strong sales and continued favorable policyholder retention in this segment's group life, dental and disability businesses. The acquisitions of the workplace benefits division from the Business Men's Assurance Company in July 2000 and Lincoln National's disability business in November 1999 ("the BMA and Lincoln National acquisitions") account for $103 million of the variance. In addition, significant premiums received from existing group life and retirement and savings customers in 2000 contribute $465 million to the variance. The increase of $885 million, or 51%, in Auto & Home is primarily due to the St. Paul acquisition, which represents $755 million of the increase, as well as growth in this segment's standard auto business. The increase of $137 million, or 26%, in International is primarily due to overall growth in Mexico, Taiwan, South Korea, Spain and Brazil. The decrease in the Individual Business segment is primarily due to a decline in sales of traditional life insurance policies, which reflects a continued shift in policyholders' preferences from those policies to variable life products.

     Universal life and investment-type product policy fees increased by $387 million, or 27%, to $1,820 million in 2000 from $1,433 million in 1999. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $145 million, or 10%. This increase is almost entirely attributable to a $130 million, or 15%, increase in Individual Business, which is primarily due to increased sales, including exchanges, of variable life products, increases in separate account assets and the acceleration of the recognition of unearned fees in connection with a universal life product replacement program.

     Net investment income increased by $1,952 million, or 20%, to $11,768 million in 2000 from $9,816 million in 1999. Excluding the impact of the GenAmerica acquisition, net investment income increased by $832 million, or 8%. This increase is primarily due to higher income from (i) fixed maturities of $653 million, or 9%, (ii) mortgage loans on real estate of $76 million, or 5%,
(iii) interest on policy loans of $17 million, or 5%, (iv) cash and short term investments of $79 million, or 46%, (v) real estate and real estate joint ventures, net of investment expenses and depreciation, of $45 million, or 8%, and (vi) lower investment expenses of $27 million, or 10%. These increases are partially offset by reduced income from equity securities and other limited partnership interests of $54 million, or 23%, and other invested assets of $11 million, or 12%.

     The increase in income from fixed maturities to $7,824 million in 2000 from $7,171 million in 1999 is primarily due to higher volume in the securities lending program and income from fixed maturities which were part of the St. Paul acquisition in the fourth quarter of 1999. These increases are partially offset by decreases in income from equity-linked notes. The increase in income from mortgage loans on real estate to $1,560 million in 2000 from $1,484 million in 1999 is largely due to higher mortgage production volume. The reduction in income from equity securities and other limited partnership interests to $185 million in 2000 from $239 million in 1999 is predominantly the result of a decrease in sales by corporate partnerships.

     Other revenues increased by $278 million, or 13%, to $2,432 million in 2000 from $2,154 million in 1999. The impact of the GenAmerica acquisition is an increase to other revenues of $378 million. The variance year over year, excluding the impact of GenAmerica, is partially attributable to increases in the Individual and Institutional Business segments. The increase of $89 million in Individual Business is largely a result of higher commission and fee income related to increased sales in the broker/dealer and other subsidiaries. The primary driver of Institutional Business' $36 million increase is strong sales growth in its dental and disability administrative services businesses. Offsetting these increases is a $131 million decline in the Asset Management segment due to the sale of Nvest, on October 30, 2000. The remaining variance is primarily due to the Corporate (including consolidation related adjustments) segment.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs attributable to the increase or decrease in product gross margins or profits resulting from investment gains and losses, (ii) additional policyholder liabilities, which are required when investment gains are recognized and the Company reinvests the proceeds in lower yielding assets ("loss recognition"), (iii) liabilities for those participating contracts in which the policyholders' accounts are increased or decreased by the related investment gains or losses, and (iv) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment losses increased by $320 million, or 457%, to $390 million in 2000 from $70 million in 1999. This increase reflects total gross investment losses of $444 million, an increase of $307 million, or 224%, from $137 million in 1999, before the offsets for: the amortization of deferred policy acquisition costs of $95 million and $46 million in 2000 and 1999, respectively; changes in the policyholder dividend obligation of $85 million in 2000; and (additions to) or reductions in participating contracts of $(126) million and $21 million in 2000 and 1999, respectively, related to assets sold. Excluding the impact of the GenAmerica acquisition, net investment losses increased by $378 million, or 540%. This increase reflects the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets and the recognition of losses through the proactive sale of certain assets. These losses are partially offset by a $663 million gain, which was recognized as a result of the sale of Nvest on October 30, 2000.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its consolidated statements of income to easily exclude investment gains and losses and the related effects on the consolidated statements of income when evaluating its operating performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of income may not be comparable with amounts reported by other insurers.

     Policyholder benefits and claims increased by $3,793 million, or 29%, to $16,893 million in 2000 from $13,100 million in 1999. This increase reflects total gross policyholder benefits and claims of $16,934 million, an increase of $3,855 million from $13,079 million in 1999, before the offsets for additions to or (reductions in) participating contractholder accounts of $126 million in 2000 and $(21) million in 1999 and changes in the policyholder dividend obligation of $(85) million in 2000 directly related to net investment losses. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased $2,044 million, or 16%. This rise is primarily due to increases of $1,366 million, or 20%, in Institutional Business, $704 million, or 54%, in Auto & Home, and $104 million, or 23%, in International. These increases are partially offset by a decrease of $103 million, or 2%, in Individual Business. The Institutional Business increase is largely due to overall growth within the segment's group dental and disability businesses, as well as the BMA and Lincoln National acquisitions. In addition, policyholder benefits and claims related to the group life and retirement and savings businesses increased commensurate with the premium variance noted above. The increase in Auto & Home is due, in most part, to the St. Paul acquisition, which represents $580 million of the increase. The remainder of the increase is largely attributable to a 9% increase in the number of auto policies in force and increased costs resulting from an increase in the use of original equipment manufacturer parts and higher labor rates. The increase in International is primarily due to overall growth in Mexico, Taiwan, South Korea, Spain and Brazil, commensurate with the increase in International's premiums. The decrease in Individual Business is predominately the result of improved mortality and morbidity experience.

     Interest credited increased by $494 million, or 20%, to $2,935 million in 2000 from $2,441 million in 1999. Excluding the impact of the GenAmerica acquisition, interest credited increased by $95 million, or 4%. This is primarily attributable to increases of $54 million, or 5%, in Institutional Business and $36 million, or 3%, in Individual Business. The higher expense in Institutional Business is largely due to an increase in group insurance of $84 million, which resulted from asset growth in customer account balances, growth in the bank-owned life insurance business and increases in the cash values of executive and corporate-owned universal life plans. These increases are partially offset by a decrease in retirement and savings products of $30 million, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives. The increase in Individual Business is predominately due to higher policyholder account balances and increases in crediting rates on annuity and investment products.

     Policyholder dividends increased by $229 million, or 14%, to $1,919 million in 2000 from $1,690 million in 1999. Excluding the acquisition of GenAmerica, policyholder dividends increased by $20 million, or 1%. Policyholder dividends vary from period to period based on participating group and traditional individual life insurance contract experience.

     Payments of $327 million were made during the second quarter of 2000, as part of Metropolitan Life's demutualization, to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Canadian operations in 1998.

     Demutualization costs decreased by $30 million, or 12%, to $230 million in 2000 from $260 million in 1999. These costs are related to Metropolitan Life's demutualization on April 7, 2000.

     Other expenses increased by $1,472 million, or 22%, to $8,227 million in 2000 from $6,755 million in 1999. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $1,627 million, or 23%, to $8,612 million in 2000 from $6,985 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $300 million, or 4%. This increase is primarily attributable to increases in Auto & Home, Individual Business, Institutional Business and International. These increases are partially offset by a $396 million, or 38%, decrease in Corporate and a $101 million, or 13%, decrease in Asset Management. The increase in Auto & Home of $311 million, or 59%, is largely due to the St. Paul acquisition. The increase in Individual Business of $291 million, or 10%, is partially attributable to a $111 million increase from the broker/dealer and other subsidiaries commensurate with the increase in other revenues and increased securities lending volume. The increase in Institutional Business of $144 million, or 9%, is primarily due to costs incurred in connection with initiatives focused on improving service delivery capabilities through investments in technology and an increase in volume-related expenses associated with premium growth. Volume-related expenses include premium taxes, separate account investment management expenses and commissions. The increase in International of $45 million, or 14%, is primarily attributable to expenses incurred in connection with business expansion efforts in several countries. The decrease in Corporate is primarily due to a $499 million charge in 1999 principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. The most significant factor contributing to the decline in Asset Management is the sale of Nvest, which occurred on October 30, 2000.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins or profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased to $1,863 million in 2000 from $1,160 million in 1999 while total amortization of deferred policy acquisition costs, charged to operations, increased to $1,383 million in 2000 from $884 million in 1999. Excluding the impact of the GenAmerica acquisition, capitalization of deferred policy acquisition costs increased to $1,413 million in 2000 from $1,160 in 1999 while total amortization of deferred policy acquisition costs increased to $1,012 million in 2000 from $884 million in 1999. Amortization of deferred policy acquisition costs of $1,478 million and $930 million are allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year is allocated to investment losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition costs of $1,136 million and $930 million are allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year is allocated to investment losses. The increase in amortization of deferred policy acquisition costs allocated to other expenses was predominately attributable to Auto & Home's acquisition of St. Paul.

     Income tax expense for the year ended December 31, 2000 was $463 million, or 33% of income before provision for income taxes, compared with $558 million, or 47%, in 1999. The 2000 effective tax rate differs from the corporate tax rate of 35% due to non-deductible payments made in the second quarter of 2000 to former Canadian policyholders in connection with the demutualization, a surplus tax benefit of $145 million and a reduction in prior year taxes on capital gains associated with the sale of businesses recorded in the third quarter of 2000. The 1999 effective rate differs from the corporate tax rate of 35% primarily due to the impact of surplus tax. Prior to its demutualization, Metropolitan Life was subject to surplus tax imposed on mutual life insurance companies under
Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Premiums increased by 5% to $12,088 million in 1999 from $11,503 million in 1998. This increase is attributable to strong growth in Institutional Business of $366 million, or 7%, and Auto & Home of $348 million, or 25%. These increases are partially offset by decreases in International of $95 million, or 15%, and in Individual Business of $34 million, or 1%. Institutional Business' growth is primarily driven by an increase in non-medical health premiums due to increased sales and improved policyholder retention in its dental and disability businesses. Auto & Home's premium increase is primarily due to the St. Paul acquisition, of which represents $262 million of the increase, as well as growth in both standard and non-standard auto insurance businesses. International's premium decrease is primarily due to the disposition of a substantial portion of the Company's Canadian operations in July 1998. The Individual Business decrease is primarily attributable to the decline in sales of traditional life insurance policies, which reflects a continued shift in customers' investment preferences from those policies to variable life products, as well as decreased sales of supplementary contracts with life contingencies.

     Universal life and investment-type product policy fees increased by 5% to $1,433 million in 1999 from $1,360 million in 1998. This increase is attributable to increases of $71 million, or 9%, in Individual Business and $27 million, or 6%, in Institutional Business. These increases are partially offset by a decrease in International of $25 million, or 37%. The Individual Business policy fee increase is, in large part, due to the continued growth in deposits for investment products as well as stock market appreciation. The $27 million increase in Institutional Business' policy fees is primarily due to continued growth in sales of products used in executive and corporate-owned benefit plans. The majority of International's policy fee decrease is a result of the sale of a substantial portion of the Company's Canadian operations.

     Net investment income decreased by 4% to $9,816 million in 1999 from $10,228 million in 1998. This decrease is primarily due to reductions in (i) investment income related to mortgage loans on real estate of $93 million, or 6%, (ii) investment income on other invested assets of $340 million, or 40%,
(iii) equity securities income of $38 million, or 49%, (iv) policy loan income of $47 million, or 12%, and (v) real estate and real estate joint ventures income, after investment expenses and depreciation, of $106 million, or 15%. These reductions in net investment income are partially offset by higher income from fixed maturities of $203 million, or 3%. The reduction in investment income from mortgage loans on real estate to $1,479 million in 1999 from $1,572 million in 1998 is due to a reduction in principal balances in MetLife Capital Holdings, Inc. and a substantial portion of the Company's Canadian operations, which were sold in 1998, the proceeds of which were reinvested in fixed maturities. Likewise, the increase in fixed maturity investment income to $6,766 million in 1999 from $6,563 million in 1998 is primarily attributable to increased average principal balances due, in part, to the reinvestment of proceeds from the sale of MetLife Capital Holdings, as well as from sales of equity securities, the dispositions of which were part of the Company's 1998 year-end asset repositioning program. The reduction in investment income from other invested assets to $501 million in 1999 from $841 million in 1998 is due to a reduction in leveraged lease balances, resulting from the sale of MetLife Capital Holdings, and lower fees received from bond prepayments, calls and tenders. The reduction in real estate and real estate joint ventures income is primarily attributable to the timing of sales of investments held by the Company's real estate joint ventures.

     Other revenues, which are primarily comprised of expense reimbursements from reinsurers and fees related to investment management and administrative services and securities lending activities, increased by 8% to $2,154 million in 1999 from $1,994 million in 1998. This increase is primarily attributable to growth of $84 million, or 18%, in Individual Business and $54 million, or 9%, in Institutional Business. The Individual Business increase is primarily due to a full year of activity from Nathan & Lewis, which was acquired in April 1998. The increase in Institutional Business is due to increases in its non-medical health and retirement and savings businesses, partially offset by a decrease in its group life business. The Company's non-medical health business increased $61 million primarily due to growth in its dental administrative service business. The increase in its retirement and savings business of $44 million reflects higher administrative fees derived from separate accounts and its defined contribution record-keeping services. The decrease in the group life business of $51 million is primarily due to lower income in 1999 related to funds used to seed separate accounts.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs attributable to the increase or decrease in product gross margins or profits resulting from investment gains and losses, (ii) future policy benefit loss recognition, and (iii) liabilities for those participating contracts in which the policyholders' accounts are increased or decreased by the related investment gains or losses.

     Net investment gains (losses) decreased by 103% to $(70) million in 1999 from $2,021 million in 1998. This decrease reflects total gross investment losses of $(137) million, a decrease of 105%, from total gross investment gains of $2,629 million in 1998, before the offsets for the amortization of deferred policy acquisition costs of $46 million and $(240) million, loss recognition of $0 million and $(272) million and reductions in and (additions to) participating contracts of $21 million and $(96) million related to assets sold in 1999 and 1998, respectively. A significant portion of the Company's net investment gains in 1998 is attributable to a sales program initiated in the fourth quarter of 1998, which it conducted as part of its strategy to reposition its investment portfolio in order to provide a higher operating rate of return on its invested assets. In connection with this repositioning, the Company reduced its investments in treasury securities and corporate equities and increased its investments in fixed maturities with a higher current yield. Net investment losses in 1999 reflect the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating rate of return on its invested assets.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its consolidated statements of income to easily exclude investment gains and losses and the related effects on the consolidated statements of income when evaluating its operating performance. The Company's presentation of investment gains and losses net of policyholder amounts may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of income may not be comparable with amounts reported by other insurers.

     Policyholder benefits and claims increased by 4% to $13,100 million in 1999 from $12,638 million in 1998. This increase reflected total gross policyholder benefits and claims of $13,079 million, an increase of $73 million from $13,006 million in 1998, before the offsets for loss recognition of $272 million in 1998 (there were no offsets for loss recognition in 1999) and (reductions in) or additions to participating contractholder accounts of $(21) million and $96 million directly related to net investment gains and losses for the years ended December 31, 1999 and 1998, respectively. This increase was primarily attributable to increases of $296 million, or 5%, in Institutional Business and $272 million, or 26%, in Auto & Home, partially offset by a decrease of $139 million, or 23%, in International. The Institutional Business increase is primarily due to overall premium growth within its group dental and disability businesses. The increase in Auto & Home is primarily due to the St. Paul acquisition of $195 million, a 6% increase in the number of policies in force and $23 million of unfavorable claims development due to lower than expected savings resulting from the implementation of a new technology platform. The decrease in International is attributable to the sale of a substantial portion of the Company's Canadian operations.

     Interest credited to policyholder account balances decreased by 10% to $2,441 million in 1999 from $2,711 million in 1998. This decrease is attributable to reductions of $169 million, or 14%, in Institutional Business, $64 million, or 4%, in Individual Business, and $37 million, or 42%, in International. Group insurance in Institutional Business decreased by $63 million, or 14%, primarily due to cancellations in the leveraged corporate-owned life insurance business attributable to a change in the federal income tax treatment for those products. In addition, retirement and savings products declined by $106 million, or 14%, reflecting a shift in policyholders' investment preferences from guaranteed interest products to separate account alternatives. The decrease in Individual Business is the result of a 1998 annuity reinsurance transaction, as well as a shift in policyholders' preferences to separate account alternatives. The International decrease is due to the sale of a substantial portion of the Company's Canadian operations.

     Policyholder dividends increased by 2% to $1,690 million in 1999 from $1,651 million in 1998. This increase is attributable to increases of $64 million, or 4%, in Individual Business and $17 million, or 12%, in Institutional Business, which are somewhat offset by a $42 million, or 66%, decrease in International. The increase in Individual Business is primarily due to growth in cash values of policies associated with the Company's large block of traditional life insurance business combined with a dividend scale increase on certain mature policies in 1999. Policyholder dividends within Institutional Business vary from period to period based on participating group insurance contract experience. The International decrease is due to the sale of a substantial portion of the Company's Canadian operations.

     Demutualization costs are $260 million and $6 million for the years ended December 31, 1999 and 1998, respectively. These costs related to Metropolitan Life's demutualization efforts.

     Other expenses decreased by 16% to $6,755 million in 1999 from $8,019 million in 1998. This decrease reflects total gross other expenses of $6,709 million, a decrease of 19%, from $8,259 million in 1998, before the offset for amortization of deferred policy acquisition costs directly attributable to net investment gains and losses of $(46) million and $240 million for the years ended December 31, 1999 and 1998, respectively. Excluding the effect of the pay down of debt with proceeds from the sale of MetLife Capital Holdings, Inc. in 1998, other expenses decreased by $1,372 million. This decrease is attributable to a $1,570 million, or 60%, decrease in Corporate. The decrease in Corporate is primarily due to a $1,895 million charge in 1998 for sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products, compared with a $499 million charge in 1999. The 1999 charge is principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sale practices, accruals for sales practices claims not covered by the settlement and other legal costs. The 1998 charge of $1,895 million is comprised of $925 million and $970 million for sales practices claims and asbestos-related claims, respectively. The Company recorded the accrual for sales practices claims based on preliminary settlement discussions and the settlement history of other insurers.

     Prior to the fourth quarter of 1998, the Company established a liability for asbestos-related claims based on settlement costs for claims that it had settled, estimates of settlement costs for claims pending against it and an estimate of settlement costs for unasserted claims. The amount for unasserted claims is based on management's estimate of unasserted claims that would be probable of assertion. A liability is not established for claims which the Company believes are only reasonably possible of assertion. Based on this process, the Company's accrual for asbestos-related claims at December 31, 1997 was $386 million. The Company's potential liabilities for asbestos-related claims are not easily quantified, due to the nature of the allegations against it, which are not related to the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products, adding to the uncertainty in the number of claims brought against it.

     During 1998, the Company decided to pursue the purchase of insurance to limit its exposure to asbestos-related claims. In connection with its negotiations with the casualty insurers to obtain this insurance, the Company obtained information that caused it to reassess its accruals for asbestos-related claims. This information included:

     - Information from the insurers regarding the asbestos-related claims experience of other insureds, which indicated that the number of claims that were probable of assertion against the Company in the future was significantly greater than it had assumed in its accruals. The number of claims brought against it is generally a reflection of the number of asbestos-related claims brought against asbestos defendants generally and the percentage of those claims in which the Company is included as a defendant. The information provided to the Company relating to other insureds indicated that it had been included as defendants for a significant percentage of total asbestos-related claims and that it may be included in a larger percentage of claims in the future, because of greater awareness of asbestos litigation generally by potential plaintiffs and plaintiffs' lawyers and because of the bankruptcy and reorganization or the exhaustion of insurance coverage of other asbestos defendants; and that, although volatile, there was an upward trend in the number of total claims brought against asbestos defendants.

     - Information derived from actuarial calculations the Company made in the fourth quarter of 1998 in connection with these negotiations, which helped it to frame, define and quantify this liability. These calculations were made using, among other things, current information regarding its claims and settlement experience (which reflected the Company's decision to resolve an increased number of these claims by settlement), recent and historic claims and settlement experience of selected other companies and information obtained from the insurers.

     Based on this information, the Company concluded that certain claims that previously were considered as only reasonably possible of assertion are probable of assertion, increasing the number of assumed claims to approximately three times the number assumed in prior periods. As a result of this reassessment, the Company increased its liability for asbestos-related claims to $1,278 million at December 31, 1998.

     During 1998, the Company paid $1,407 million of premiums for excess of loss reinsurance and insurance policies and agreements, consisting of $529 million for the excess of loss reinsurance agreements for sales practices claims and excess mortality losses and $878 million for the excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses of up to $1,500 million, while the excess of loss reinsurance policies provide for recovery of sales practices losses of up to $550 million and for certain mortality losses with a maximum aggregate limit of $650 million. The Company may recover amounts under the policies annually, with respect to claims paid during the prior calendar year. The policies contain self-insured retentions and, with respect to asbestos-related claims, annual and per-claim sublimits, for which the Company believes adequate provision has been made in its consolidated financial statements. For additional information regarding the nature of these claims, see "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements.

     In addition to the decrease in Corporate in 1999, other expenses reflected a $104 million, or 30%, decrease in International, and increases of $128 million, or 33%, in Auto & Home and $142 million, or 6%, in Individual Business. The International decrease is primarily due to the sale of a substantial portion of the Company's Canadian operations. The increase in Auto & Home is primarily due to the St. Paul acquisition. The increase in Individual Business is attributable to the net capitalization of deferred acquisition costs, as discussed below. Excluding the net capitalization of deferred acquisition costs, other expenses in Individual Business decreased by $71 million, or 2%. This decrease is primarily attributable to cost reduction initiatives implemented in 1998.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased by 13% to $1,160 million in 1999 from $1,025 million in 1998, while total amortization of such costs, charged to operations, increased to $884 million in 1999 from $881 million in 1998. Amortization of deferred policy acquisition costs of $930 million and $641 million are allocated to other expenses in 1999 and 1998, respectively, while the remainder of the amortization in each year is allocated to investment gains (losses). The increase in amortization of deferred policy acquisition costs allocated to other expenses is primarily attributable to the Individual Business segment, which increased to $625 million in 1999 from $386 million in 1998. This increase is the result of its reinsurance of mortality risk at a cost that is expected to be less than its previously estimated mortality losses in 1998, as well as refinements in its calculation of estimated gross margins.

     Income tax expense in 1999 is $558 million, or 47% of income before provision for income taxes compared with $738 million, or 35%, in 1998. The 1999 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of surplus tax. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

INDIVIDUAL BUSINESS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Premiums increased by $384 million, or 9%, to $4,673 million in 2000 from $4,289 million in 1999. Excluding the impact of the GenAmerica acquisition, premiums decreased by $72 million, or 2%. Premiums from insurance products decreased by $82 million, or 2%, to $4,133 million in 2000 from $4,215 million in 1999. This decrease is primarily due to a decline in sales of traditional life insurance policies, which reflects a continued shift in policyholders' preferences from those policies to variable life products. Premiums from annuity and investment products increased by $10 million, or 14%, to $84 million in 2000 from $74 million in 1999. This increase is largely attributable to increased sales of supplementary contracts with life contingencies and immediate annuity products.

     Universal life and investment-type product policy fees increased by $333 million, or 38%, to $1,221 million in 2000 from $888 million in 1999. Excluding the impact of the GenAmerica acquisition, universal life and investment-type fees increased by $130 million, or 15%. Policy fees from insurance products increased by $48 million, or 8%, to $619 million in 2000 from $571 million in 1999, primarily due to increased sales of variable life products and continued growth in separate accounts, reflecting a continued shift in customer preferences from traditional life products. This increase also reflects the acceleration of the recognition of unearned fees in connection with a product replacement program related to universal life policies. Policy fees from annuity and investment products increased by $82 million, or 26%, to $399 million in 2000 from $317 million in 1999, primarily due to continued growth in separate account assets.

     Other revenues increased by $280 million, or 50%, to $838 million in 2000 from $558 million in 1999. Excluding the impact of the GenAmerica acquisition, other revenues increased by $89 million, or 16%. Other revenues for insurance products increased by $91 million, or 17%, to $612 million in 2000 from $521 million in 1999. This increase is principally attributable to higher commission and fee income associated with increased sales in the broker/dealer and other subsidiaries. Other revenues for annuity products remained essentially unchanged at $35 million in 2000 compared with $37 million in 1999.

     Policyholder benefits and claims increased by $429 million, or 9%, to $5,054 million in 2000 from $4,625 million in 1999. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims decreased by $103 million, or 2%. Policyholder benefits and claims for insurance products decreased by $111 million, or 2%, to $4,339 million in 2000 from $4,450 million in 1999. This decrease is predominately a result of improved mortality and morbidity experience. Policyholder benefits and claims for annuity and investment products increased by $8 million, or 5%, to $183 million in 2000 from $175 million in 1999, commensurate with the increase in premiums discussed above.

     Interest credited to policyholder account balances increased by $321 million, or 24%, to $1,680 million in 2000 from $1,359 million in 1999. Excluding the impact of the GenAmerica acquisition, interest credited increased by $36 million, or 3%. Interest on insurance products increased by $26 million, or 6%, to $445 million in 2000 from $419 million in 1999, largely due to higher policyholder account balances. Higher crediting rates caused interest on annuity and investment products to increase by $10 million, or 1%, to $950 million in 2000 from $940 million in 1999.

     Policyholder dividends increased by $233 million, or 15%, to $1,742 million in 2000 from $1,509 million in 1999. Excluding the impact of the GenAmerica acquisition, policyholder dividends increased by $33 million, or 2%. This increase is due to growth in cash values of policies associated with this segment's large block of traditional life insurance business.

     Other expenses increased by $792 million, or 29%, to $3,511 million in 2000 from $2,719 million in 1999. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $784 million, or 27%, to $3,660 million in 2000 from $2,876 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $291 million, or 10%. Other expenses related to insurance products increased by $182 million, or 8%, to $2,419 million in 2000 from $2,237 million in 1999. This increase is attributable to a $111 million increase from the broker/dealer and other subsidiaries commensurate with the increase in other revenues discussed above. In addition, increased volume in the securities lending program resulted in a $122 million increase in related rebate expense. These increases were partially offset by a $51 million reduction in general and administrative expenses. Other expenses related to annuity and investment products increased by $109 million, or 17%, to $748 million in 2000 from $639 million in 1999. This increase resulted from a $54 million increase in rebate expense associated with the Company's securities lending program. The remaining increase is largely attributable to a $54 million increase in general and administrative expenses incurred in connection with initiatives focused on improving service delivery capabilities through investments in technology and the consolidation of operations.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased by $90 million to $872 million in 2000 from $782 million in 1999, while total amortization of deferred policy acquisition costs, charged to operations, increased by $49 million to $628 million in 2000 from $579 million in 1999. Excluding the impact of the

GenAmerica acquisition, capitalization of deferred policy acquisition costs decreased by $6 million, or 1%, while total amortization of deferred policy acquisition costs decreased by $117 million, or 20%. Amortization of deferred policy acquisition costs of $723 million and $625 million are allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Excluding the impact of the GenAmerica acquisition, amortization of deferred policy acquisition costs of $585 million and $625 million are allocated to other expenses in 2000 and 1999, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products decreased by $128 million to $389 million in 2000 from $517 in 1999. This decrease is due to refinements in the calculation of estimated gross margins and profits, as well as the acceleration of the recognition of unearned fees in connection with the product replacement program discussed above. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment products increased by $88 million to $196 million in 2000 from $108 million in 1999. This increase is primarily due to refinements in the calculation of estimated gross profits.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Premiums decreased by $34 million, or 1%, to $4,289 million in 1999 from $4,323 million in 1998. Premiums from insurance products decreased by $16 million to $4,215 million in 1999 from $4,231 million in 1998. This decrease is primarily due to a decline in sales of traditional life insurance policies, which reflects a continued shift in policyholders' preferences from those policies to variable life products. Premiums from annuity and investment products decreased by $18 million, or 20%, to $74 million in 1999 from $92 million in 1998, primarily due to lower sales of supplementary contracts with life contingencies. The relatively high level of supplemental contract premiums in 1998 reflected the initial offering of a payout annuity feature in that year.

     Universal life and investment-type product policy fees increased by $71 million, or 9%, to $888 million in 1999 from $817 million in 1998. Policy fees from insurance products increased by $3 million, or 1%, to $571 million in 1999 from $568 million in 1998. This increase is attributable to a $77 million increase in separate account contract fees arising from increased sales of variable life products. This increase is almost entirely offset by reinsurance treaties entered into during 1998 related to $86 billion of universal life insurance in-force, which constitutes the majority of the mortality risk on universal life business written subsequent to January 1, 1983. Policy fees from annuity and investment products increased by $68 million, or 27%, to $317 million in 1999 from $249 million in 1998, primarily due to the continued growth in deposits for investment products and stock market appreciation.

     Other revenues increased by $84 million, or 18%, to $558 million in 1999 from $474 million in 1998. Other revenues for insurance products increased by $85 million, or 19%, to $521 million in 1999 from $436 million in 1998. This increase is primarily attributable to the inclusion of a full year's activity of Nathan & Lewis, as well as increased commission and fee income associated with increased sales of non-proprietary products. Other revenues for annuity and investment products are essentially flat at $37 million in 1999 compared with $38 million in 1998.

     Policyholder benefits and claims increased by $19 million to $4,625 million in 1999 from $4,606 million in 1998. Policyholder benefits and claims for insurance products increased by $85 million, or 2%, to $4,450 million in 1999 from $4,365 million in 1998. This increase is primarily due to growth in the existing block of traditional life policyholder liabilities. Policyholder benefits and claims for annuity and investment products decreased by $66 million, or 27%, to $175 million in 1999 from $241 million in 1998 consistent with the decreased premiums discussed above.

     Interest credited to policyholder account balances decreased by $64 million, or 4%, to $1,359 million in 1999 from $1,423 million in 1998. Interest on insurance products decreased by $18 million, or 4%, to $419 million in 1999 from $437 million in 1998. This decrease is primarily due to reduced crediting rates on universal life products. Interest on annuity and investment products decreased by $46 million, or 5%, to $940 million in 1999 from $986 million in 1998. This decrease is due to a 1998 reinsurance transaction, a shift in policyholders' preferences to separate account alternatives and reduced crediting rates.

     Policyholder dividends increased by $64 million, or 4%, to $1,509 million in 1999 from $1,445 million in 1998. This increase is due to dividend increases from growth in cash values of policies associated with this segment's large block of traditional individual life insurance business, combined with a dividend scale increase in 1999.

     Other expenses increased by $142 million, or 6%, to $2,719 million in 1999 from $2,577 million in 1998. Excluding the net capitalization of deferred policy acquisition costs, other expenses decreased by $71 million, or 2%, to $2,876 million in 1999 from $2,947 million in 1998. Other expenses related to insurance products decreased by $152 million, or 6%, to $2,237 million in 1999 from $2,389 million in 1998. This decrease was attributable to expense management initiatives instituted in 1999 and an adjustment to the allocation of expenses in 1999 between insurance and annuity products to better match expenses to the mix of its business. These decreases are partially offset by a $44 million increase due to the inclusion of a full year's activity of Nathan & Lewis. Other expenses related to annuity and investment products increased by $81 million, or 15%, to $639 million in 1999 from $558 million in 1998, primarily due to the adjustment of expenses noted above.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains (losses) to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased to $782 million in 1999 from $756 million in 1998 while total amortization of such costs, charged to operations, decreased to $579 million in 1999 from $626 million in 1998. Amortization of deferred policy acquisition costs of $625 million and $386 million are allocated to other expenses in 1999 and 1998, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products increased to $517 million in 1999 from $277 million in 1998 attributable to the reinsurance transaction discussed above and refinements in the calculation of estimated gross margins. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity products remained essentially unchanged at $108 million in 1999 compared with $109 million in 1998.

INSTITUTIONAL BUSINESS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Premiums increased by $1,375 million, or 25%, to $6,900 million in 2000 from $5,525 million in 1999. Excluding the impact of the GenAmerica acquisition, premiums increased by $1,297 million, or 23%, to $6,822 million in 2000 from $5,525 million in 1999. Group insurance premiums increased by $953 million, or 19%, to $6,048 million in 2000 from $5,095 million in 1999. This increase is predominately the result of strong sales and continued favorable policyholder retention in this segment's group life, dental and disability businesses, as well as $121 million of additional insurance coverages purchased by existing customers with funds received in the demutualization. In addition, the BMA and Lincoln National acquisitions contributed $103 million to the variance. Retirement and savings premiums increased by $344 million, or 80%, to $774 million in 2000 from $430 million in 1999, primarily due to significant premiums received from existing customers in 2000.

     Universal life and investment-type product policy fees increased by $45 million, or 9%, to $547 million in 2000 from $502 million in 1999. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $6 million, or 1%, to $508 million in 2000 from $502 million in 1999. This increase reflects growth in group universal life products.

     Other revenues increased by $44 million, or 7%, to $673 million in 2000 from $629 million in 1999. Excluding the impact of the GenAmerica acquisition, other revenues increased by $36 million, or 6%, to $665 million in 2000 from $629 million in 1999. Group insurance other revenues increased by $53 million, or 18%, to $355 million in 2000 from $302 million in 1999. The primary driver of this increase was strong sales growth in this segment's dental and disability administrative services businesses. Retirement and savings other revenues decreased by $17 million, or 5%, to $310 million in 2000 from $327 million in 1999, primarily due to a special performance fee received in 1999.

     Policyholder benefits and claims increased by $1,466 million, or 22%, to $8,178 million in 2000 from $6,712 million in 1999. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased by $1,366 million, or 20%, to $8,078 million in 2000 from $6,712 million in 1999. Group life increased by $411 million, or 12%, to $3,941 million in 2000 from $3,530 million in 1999, primarily due to overall growth in the business, commensurate with the premium variance discussed above. Non-medical health increased by $614 million, or 46%, to $1,941 million in 2000 from $1,327 million in 1999. This increase is largely attributable to significant growth in this segment's dental and disability businesses. In addition, the BMA and Lincoln National acquisitions contributed to the variance. Retirement and savings increased by $341 million, or 18%, to $2,196 million in 2000 from $1,855 million in 1999 commensurate with the premium variance above.

     Interest credited to policyholders increased by $60 million, or 6%, to $1,090 million in 2000 from $1,030 million in 1999. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $54 million, or 5%, to $1,084 million in 2000 from $1,030 million in 1999. Group insurance increased by $84 million, or 21%, to $482 million in 2000 from $398 million in 1999. This increase is primarily due to asset growth in customer account balances and the bank-owned life insurance business, as well as an increase in the cash values of executive and corporate-owned universal life plans. Retirement and savings decreased by $30 million, or 5%, to $602 million in 2000 from $632 million in 1999, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives.

     Policyholder dividends decreased by $35 million, or 22%, to $124 million in 2000 from $159 million in 1999. Policyholder dividends vary from period to period based on participating group insurance contract experience.

     Other expenses increased by $164 million, or 10%, to $1,753 million in 2000 from $1,589 million in 1999. Excluding the impact of the GenAmerica acquisition, expenses increased by $126 million, or 8%, to $1,715 million in 2000 from $1,589 million in 1999. Other expenses related to group life increased by $56 million, or 15%, to $438 million in 2000 from $382 million in 1999. Other expenses related to group non-medical health increased by $12 million, or 2%, to $685 million in 2000 from $673 million in 1999. Other expenses related to retirement and savings increased by $58 million, or 11%, to $592 million in 2000 from $534 million in 1999. These increases are primarily due to costs incurred in connection with initiatives that focused on improving service delivery capabilities through investments in technology and higher expenses associated with the Company's securities lending program. In addition, an increase in volume-related expenses associated with premium growth contributed to the variance. Volume-related expenses include premium taxes, separate account investment management expenses and commissions.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Premiums increased by 7% to $5,525 million in 1999 from $5,159 million in 1998. Group insurance premiums increased by $478 million, or 10%, to $5,095 million in 1999 from $4,617 million in 1998. This increase is largely attributable to strong sales and improved policyholder retention in non-medical health, primarily the dental and disability businesses. Retirement and savings premiums decreased by $112 million, or 21%, to $430 million in 1999 from $542 million in 1998, primarily due to premiums received from several large existing customers in 1998.

     Universal life and investment-type product policy fees increased by 6% to $502 million in 1999 from $475 million in 1998. This increase reflects the continued growth in the sale of products used in executive-and corporate-owned benefit plans due to the continued favorable tax status associated with these products.

     Other revenues increased by 9% to $629 million in 1999 from $575 million in 1998. Group life decreased by $51 million, or 77%, to $15 million in 1999 from $66 million in 1998. This decrease is primarily due to lower income in 1999 relating to funds used to seed separate accounts. Non-medical health increased by $61 million, or 27%, to $287 million in 1999 from $226 million in 1998. This increase is primarily due to growth in the dental administrative service business. Retirement and savings increased by $44 million, or 16%, to $327 million in 1999 from $283 million in 1998. This increase reflects higher administrative fees derived from separate accounts and defined contribution record-keeping services. In addition, the 1999 results reflect interest on funds held on deposit relating to a reinsurance transaction entered into during December 1998.

     Policyholder benefits and claims increased by 5% to $6,712 million in 1999 from $6,416 million in 1998. Group insurance increased by $362 million, or 8%, to $4,857 million in 1999 from $4,495 million in 1998. This increase is primarily due to overall growth and is comparable to the growth in premiums discussed above. Retirement and savings decreased by $66 million, or 3%, to $1,855 million in 1999 from $1,921 million in 1998. The decrease is commensurate with the premium variance discussed above, partially offset by an increase in liabilities associated with the continued accumulation of interest on liabilities relating to this segment's large block of non-participating annuity business.

     Interest credited to policyholder account balances decreased by 14% to $1,030 million in 1999 from $1,199 million in 1998. Group insurance decreased by $63 million, or 14%, to $398 million in 1999 from $461 million in 1998. This decrease is primarily due to cancellations in the leveraged corporate-owned life insurance business attributable to a change in the federal income tax treatment for these products. Retirement and savings decreased by $106 million, or 14%, to $632 million in 1999 from $738 million in 1998 due to a shift in customers' investment preferences from guaranteed interest products to separate account alternatives and the continuation of the low interest rate environment.

     Policyholder dividends increased by 12% to $159 million in 1999 from $142 million in 1998. Non-medical health increased by $26 million to $27 million in 1999. Group life and retirement and savings decreased $9 million, or 6%, to $132 million in 1999 from $141 million in 1998. Policyholder dividends vary from period to period based on participating group insurance contract experience.

     Other expenses decreased by 1% to $1,589 million in 1999 from $1,613 million in 1998. Other expenses related to group life decreased by $14 million, or 4%, to $382 million in 1999 from $396 million in 1998. Other expenses related to non-medical health decreased by $18 million, or 3%, to $673 million in 1999 from $691 million in 1998. These decreases are primarily attributable to reductions in non-sales positions and the achievement of operational efficiencies. Other expenses related to retirement and savings products increased by $8 million, or 2%, to $534 million in 1999 from $526 million in 1998. This increase is due to higher interest expense of $47 million primarily due to commercial paper issued in connection with amounts placed on deposit related to a 1998 reinsurance transaction and a $15 million increase in volume-related expenses, including premium taxes, separate account investment management expenses and commissions. These increases are partially offset by a $54 million decrease due to reductions in non-sales positions and other administrative expenses.

REINSURANCE

YEAR ENDED DECEMBER 31, 2000

     As a result of the acquisition of GenAmerica, MetLife beneficially owns approximately 59% of RGA. MetLife's Reinsurance segment is comprised of the life reinsurance business of RGA, and MetLife's ancillary life reinsurance business. The ancillary life reinsurance business was an immaterial component of MetLife's Individual Business segment for periods prior to January 1, 2000.

     Revenues were $1,856 million for the year ended December 31, 2000. Reinsurance revenues are primarily derived from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Expenses were $1,672 million for the year ended December 31, 2000. Policy benefits and claims were 75.6% of premiums for the year ended December 31, 2000, which is consistent with management's expectations. Underwriting, acquisition and insurance expenses, which are included in other expenses, were 22.3% of premiums for the year ended December 31, 2000. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured. Interest credited to policyholder account balances are related to amounts credited on RGA's deposit-type contracts and cash value products, which have a significant mortality component. This amount fluctuates with the changes in cash values and changes in interest crediting rates.

     Minority interest, which represents third-party ownership interests in RGA, was $67 million for the year ended December 31, 2000.

AUTO & HOME

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Premiums increased by $885 million, or 51%, to $2,636 million in 2000 from $1,751 million in 1999, primarily due to the St. Paul acquisition in 1999. Excluding the impact of the St. Paul acquisition, premiums increased by $130 million, or 9%. Auto premiums increased by $95 million, or 8%, to $1,313 million in 2000 from $1,218 million in 1999. This increase is primarily due to growth in the standard auto insurance book of business, which was attributable to increased new business production resulting from an increase in independent agents in this segment's sales force and improved retention in the existing business. Policyholder retention in the standard auto business increased by 1% to 89%. Homeowner premiums increased by $27 million, or 11%, to $282 million in 2000 from $255 million in 1999 due to higher new business production as a result of a larger sales force and an increase in policyholder retention of 2% to 91% in 2000 from 89% in 1999. Premiums from other personal lines increased by 44% to $26 million in 2000 from $18 million in 1999.

     Other revenues increased by $19 million, or 90%, to $40 million in 2000 from $21 million in 1999, primarily due to a revision of an estimate of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990.

     Expenses increased by $1,017 million, or 56%, to $2,832 million in 2000 from $1,815 million in 1999. Excluding the impact of the St. Paul acquisition, expenses increased by $152 million, or 10%, which resulted in an increase in the combined ratio to 103.9% in 2000 from 102.8% in 1999. As discussed below, higher overall loss costs, predominately in the homeowners line, is the primary cause of this increase.

     Policyholder benefits and claims increased by $704 million, or 54%, to $2,005 million in 2000 from $1,301 million in 1999. Automobile policyholder benefits and claims increased by $438 million, or 42%, to $1,490 million in 2000 from $1,052 million in 1999. Homeowner policyholder benefits and claims increased by $260 million, or 112%, to $493 million in 2000 from $233 million in 1999. Other policyholder benefits and claims increased by $6 million, or 38%, to $22 million in 2000 from $16 million in 1999. Correspondingly, the auto loss ratio increased to 76.6% in 2000 from 76.1% in 1999 and the homeowners loss ratio increased to 76.4% from 67.2% in 1999. The increase in the homeowners loss ratio is primarily due to higher catastrophe losses and expenses, predominantly in the St. Paul book of business. Catastrophes, including multiple storms and the Los Alamos fire, resulted in an increase in the catastrophe loss ratio to 17.3% in 2000 from 6.3% in 1999.

     Excluding the impact of the St. Paul acquisition, policyholder benefits and claims increased by $124 million, or 11%. Auto policyholder benefits and claims increased by $102 million, or 11%, to $1,041 million in 2000 from $939 million in 1999. This is largely attributable to a 9% increase in the number of policies in force and increased costs resulting from an increase in the use of original equipment manufacturer parts and higher labor rates. The auto loss ratio increased to 79.3% in 2000 from 77.1% in 1999. Homeowners benefits and claims increased by $23 million, or 14%, to $186 million in 2000 from $163 million in 1999, primarily due to the increased volume of this book of business and increased catastrophe experience as discussed above. The homeowners loss ratio increased by 1.6% to 66.0% in 2000 from 64.4% in 1999. Other personal lines benefits and claims decreased by $1 million to $11 million in 2000 from $12 million in 1999.

     Other expenses increased by $313 million, or 61%, to $827 million in 2000 from $514 million in 1999, which resulted in an increase in the expense ratio to 31.4% in 2000 from 29.3% in 1999. A portion of the increase in expenses from 1999 to 2000 is associated with the costs incurred in connection with the integration of the St. Paul business acquired.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Premiums increased by 25% to $1,751 million in 1999 from $1,403 million in 1998 primarily due to the St. Paul acquisition in 1999. Excluding the impact of the St. Paul acquisition, premiums increased by $88 million, or 6%. Auto premiums increased by $54 million, or 5%, to $1,218 million in 1999 from $1,164 million in 1998. This increase is due to growth in both the standard and non-standard auto insurance books of business. "Non-standard" auto insurance is insurance for risks bearing higher loss experience or loss potential than risks covered by standard auto insurance policies. In addition, the standard auto policyholder retention increased 1% to 88%. Homeowner premiums increased by $30 million, or 13%, to $255 million in 1999 from $225 million in 1998 due to higher new business production, an average premium increase of 1%, and increased policyholder retention to 90% in 1999 from 89% in 1998. Premiums from other personal lines increased to $18 million in 1999 from $14 million in 1998.

     Other revenues decreased by 42% to $21 million in 1999 from $36 million in 1998. This decrease is primarily attributable to a decrease in payments resulting from experience-related adjustments under a reinsurance agreement related to the disposition of this segment's reinsurance business in 1990.

     Expenses increased by 28% to $1,815 million in 1999 from $1,415 million in 1998. This resulted in an increase in the combined ratio to 103.7% in 1999 from 100.8% in 1998. Excluding the impact of the St. Paul acquisition, expenses increased by $116 million, or 8%, which resulted in an increase in the combined ratio to 102.8% in 1999 from 100.8% in 1998. This increase is primarily due to higher overall loss costs in the auto and homeowners lines as discussed below. In addition, both lines experienced modestly elevated acquisition expenses due to increased levels of new business premiums.

     Policyholder benefits and claims increased by 26% to $1,301 million in 1999 from $1,029 million in 1998. Correspondingly, the auto and homeowners loss ratios increased to 76.1% from 74.9% and to 67.2% from 65.0% in 1999 and 1998, respectively. Excluding the impact of the St. Paul acquisition, policyholder benefits and claims increased by $85 million, or 8%. Auto policyholder benefits and claims increased by $67 million, or 8%, to $939 million in 1999 from $872 million in 1998, due to a 6% increase in the number of policies in-force and $23 million of unfavorable claims development due to lower than expected savings resulting from the implementation of a new technology platform. Correspondingly, the auto loss ratio increased to 77.1% in 1999 from 74.9% in 1998. Homeowners benefits and claims increased by $17 million, or 12%, to $163 million in 1999 from $146 million in 1998 due to increased volume of this book of business. The homeowners loss ratio decreased by 0.6% to 64.4% in 1999 from 65.0% in 1998. Other personal lines benefits and claims increased by $1 million to $12 million in 1999 from $11 million in 1998.

     Other expenses increased by 33% to $514 million in 1999 from $386 million in 1998, which resulted in an increase in the expense ratio to 29.3% in 1999 from 27.4% in 1998. Excluding the impact of the St. Paul acquisition, operating expenses increased by $31 million, or 8%, resulting in an increase in the expense ratio to 27.9% in 1999 from 27.4% in 1998. This increase is primarily due to $10 million in additional administration expenses and $23 million in new business acquisition expenses, which are partially offset by a reduction in employee-related expenses.

ASSET MANAGEMENT

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Other revenues, which are primarily comprised of management and advisory fees, decreased by $43 million, or 5%, to $760 million in 2000 from $803 million in 1999. The most significant factor contributing to this decline is a $131 million decrease resulting primarily from the sale of Nvest, which occurred on October 30, 2000. This reduction is partially offset by a $79 million increase related to the acquisition of Conning, a component of the GenAmerica acquisition. Excluding the impact of these transactions, other revenues increased by $9 million, or 6%, to $159 million in 2000 from $150 million in 1999. This is attributable to an increase in average assets under management during the year and a change in asset mix. Despite a $1 billion, or 2%, decrease in assets under management from $57 billion as of December 31, 1999 to $56 billion at December 31, 2000, average assets under management exceed those for the same period in 1999. The decline occurred during the fourth quarter as a result of a market downturn. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses increased by $8 million, or 1%, to $749 million in 2000 from $741 million in 1999. The sale of Nvest reduced other expenses by $92 million and the acquisition of Conning increased other expenses by $90 million. Excluding the impact of these transactions, other expenses increased by $10 million, or 5%, to $202 million in 2000 from $192 million in 1999. Approximately half of the variance is attributable to an increase in total compensation and benefits. This expense totaled $103 million for the year 2000 and is comprised of approximately 59% base compensation and 41% variable compensation. Base compensation increased by $2 million, or 3%, to $61 million in 2000 from $59 million in 1999, primarily due to annual salary increases and higher staffing levels. Variable compensation increased by $3 million, or 8%, to $42 million in 2000 from $39 million in 1999. Variable incentive payments are based upon profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. General administrative expenses increased by $5 million, or 5%, to $99 million in 2000 from $94 million in 1999. This increase is primarily due to increased mutual fund expense subsidies, distribution costs and system enhancements.

     Minority interest, reflecting third-party ownership interest in Nvest, decreased by $19 million, or 35%, to $35 million in 2000 from $54 million in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Other revenues, which are primarily comprised of management and advisory fees, decreased by $14 million, or 2%, to $803 million in 1999 from $817 million in 1998, reflecting an overall decrease in assets under management of $1 billion, or 1%, to $190 billion at December 31, 1999 from $191 billion at December 31, 1998. This decrease in assets is primarily attributable to a reduction in assets under management in value-style products. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses are essentially unchanged in 1999 from 1998. Total compensation and benefits of $424 million consisted of approximately 53% base compensation and 47% variable compensation. Base compensation increased by $10 million, or 5%, to $225 million in 1999 from $215 million in 1998, primarily due to annual salary increases and higher staffing levels. Variable compensation decreased by $15 million, or 7%, to $199 million in 1999 from $214 million in 1998. Variable incentive payments are based upon profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. In addition, general and administrative expenses increased by $6 million, or 2%, to $317 million in 1999 from $311 million in 1998, primarily due to increased discretionary spending.

     Minority interest, reflecting third-party ownership interests in Nvest, decreased by $5 million, or 9%, to $54 million in 1999 from $59 million in 1998.

INTERNATIONAL

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Premiums increased by $137 million, or 26%, to $660 million in 2000 from $523 million in 1999. Mexico's premiums increased by $45 million, primarily due to new business growth in the group life and major medical products. South Korea's increase in premiums of $29 million is mainly attributable to the establishment of a new professional agency force resulting in higher productivity levels and an improvement in the individual life business' persistency. The majority of Taiwan's premium increase of $28 million is due to overall growth in the individual life business. Increased sales from the direct auto business is the principal driver behind Spain's premium increase of $18 million. Brazil's premiums increased by $14 million resulting predominately from business expansion. Brazil began selling business late in the second quarter of 1999 and acquired two large blocks of business in the beginning of 2000. The remainder of the increase is due to minor increases in several other countries.

     Universal life and investment-type product policy fees increased by $10 million, or 22%, to $53 million in 2000 from $43 million in 1999, primarily due to expanded business operations in both Argentina and Spain.

     Other revenues decreased by $3 million to $9 million in 2000 from $12 million in 1999. This decrease is attributable to variances in several countries.

     Policyholder benefits and claims increased by $104 million, or 23%, to $562 million in 2000 from $458 million in 1999. Mexico, Taiwan, South Korea and Brazil's policyholder benefits and claims increased by $35 million, $32 million, $14 million and $8 million, respectively, commensurate with the overall premium growth discussed above. Spain's policyholder benefits and claims increased by $11 million, primarily due to increases in auto claims. This is consistent with the premium growth discussed above. The remainder of the increase is primarily due to expanded business operations in several other countries.

     Interest credited to policyholder account balances increased by $4 million, or 8%, to $56 million in 2000 from $52 million in 1999 as a result of growth in policyholder account balances in Argentina and Mexico.

     Policyholder dividends increased by $10 million, or 47%, to $32 million in 2000 from $22 million in 1999. This increase is largely attributable to growth in Mexico's participating group business and is in line with the increase in premiums discussed above.

     Payments of $327 million related to Metropolitan Life's demutualization were made during the second quarter of 2000 to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Company's Canadian operations in 1998.

     Other expenses increased by $44 million, or 18%, to $292 million in 2000 from $248 million in 1999. This increase is partially attributable to business expansion initiatives in Brazil and Uruguay and the establishment of operations in Poland, the Philippines, and India in 2000. The remaining increase in other expenses is commensurate with the overall growth discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Premiums decreased by 15% to $523 million in 1999 from $618 million in 1998, primarily due to the disposition of a substantial portion of the Company's Canadian operations. Excluding the impact of this sale, premiums increased by $109 million, or 26%, to $523 million in 1999 from $414 million in 1998. Argentina's premiums increased by $11 million, primarily due to expanded business operations. South Korea's and Taiwan's premiums increased by $24 million and $39 million, respectively, due to improved economic environments. Spain's premiums increased by $24 million primarily due to increased sales through the Company's joint venture partnership.

     Universal life and investment-type product policy fees decreased by 37% to $43 million in 1999 from $68 million in 1998. Excluding the impact of the Canadian divestiture, universal life and investment-type product policy fees were essentially unchanged at $43 million in 1999 compared with $46 million in 1998.

     Other revenues decreased by 64% to $12 million in 1999 from $33 million in 1998. Excluding the impact of the Canadian divestiture, other revenues increased slightly to $12 million in 1999 from $10 million in 1998.

     Policyholder benefits and claims decreased by 23% to $458 million in 1999 from $597 million in 1998. Excluding the impact of the Canadian divestiture, policyholder benefits and claims increased by $101 million, or 28%, to $458 million in 1999 from $357 million in 1998. This increase is commensurate with the aforementioned increase in premiums.

     Interest credited to policyholder account balances decreased by 42% to $52 million in 1999 from $89 million in 1998. Excluding the impact of the Canadian divestiture, interest credited to policyholder account balances increased by $1 million, or 2%, to $52 million in 1999 from $51 million in 1998 in line with increased account balances.

     Policyholder dividends decreased by 66% to $22 million in 1999 from $64 million in 1998. Excluding the impact of the Canadian divestiture, policyholder dividends decreased $1 million, or 5%, to $22 million in 1999 from $21 million in 1998, primarily due to less favorable experience on participating policies in Spain.

     Other expenses decreased by 30% to $248 million in 1999 from $352 million in 1998. Excluding the impact of the Canadian divestiture, other expenses decreased by $7 million, or 3%, to $248 million in 1999 from $255 million in 1998. This decrease is primarily attributable to ongoing cost reduction initiatives.

CORPORATE

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Total revenues for the Corporate segment, which consist of net investment income, other revenues, and net investment losses that are not allocated to other business segments, decreased by $40 million, or 6%, to $583 million in 2000 from $623 million in 1999. Excluding the impact of the GenAmerica acquisition, total revenues decreased by $169 million, or 27%. This decrease is primarily due to a $179 million increase in net investment losses. These losses reflect the continuation of the Company's strategy to reposition its investment portfolio to provide a higher operating return on its invested assets. Total Corporate expenses decreased by $290 million, or 22%, to $1,001 million in 2000 from $1,291 million in 1999. Excluding the impact of the GenAmerica acquisition, total expenses decreased by $426 million, or 33%. During 1999, the Company reported a $499 million charge principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Total revenues for the Corporate segment, which consist of net investment income and realized investment gains and losses that are not allocated to other business segments, were $623 million in 1999, a decrease of $849 million, or 58%, from $1,472 million in 1998, primarily due to a reduction in investment gains and investment income of $722 million due to the sale of MetLife Capital Holdings in 1998. Total Corporate expenses were $1,291 million in 1999, a decrease of $1,306 million, or 50%, from $2,597 million in 1998. This decrease is primarily due to a $1,895 million charge in 1998 for sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products, as well as the elimination of $270 million of expenses due to the sale of MetLife Capital Holdings. These decreases are partially offset by a $499 million charge in 1999 principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs, as well as a $254 million increase in demutualization costs.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

     The primary uses of liquidity of the Holding Company include the payment of Common Stock dividends, interest payments on debentures issued to MetLife Capital Trust I and other debt servicing, contributions to subsidiaries, and payment of general operating expenses. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life and the interest received from

Metropolitan Life under the capital note described in Note 9 of Notes to Consolidated Financial Statements. The Holding Company's ability, on a continuing basis, to meet its cash needs depends primarily on the receipt of dividends and the interest on the capital note from Metropolitan Life.

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

     The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, capital notes and surplus notes.

     In connection with the contribution of the net proceeds from the initial public offering, the private placements and the offering of equity security units, Metropolitan Life issued to the Holding Company a $1,006 8.00% mandatorily convertible capital note due 2005.

     The Superintendent approved the issuance of the capital note on April 4, 2000. If the payment of interest is prevented by application of the payment restrictions described in Note 9 in Notes to Consolidated Financial Statements, the interest on the capital note will not be available as a source of liquidity for the Holding Company.

     Based on the historic cash flows and the current financial results of Metropolitan Life, subject to any dividend limitations which may be imposed upon Metropolitan Life or its subsidiaries by regulatory authorities, management believes that cash flows from operating activities, together with the dividends it is permitted to pay without prior insurance regulatory clearance and the interest received on the capital note from Metropolitan Life, will be sufficient to enable the Holding Company to make dividend payments on its Common Stock, to pay all operating expenses, make payments on the debentures issued to MetLife Capital Trust I and meet its other obligations.

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

     Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. treasury securities, short-term investments, common stocks and marketable fixed maturity securities. The Company's available portfolio of liquid assets was approximately $101 billion and $88 billion at December 31, 2000 and December 31, 1999, respectively.

     Sources of liquidity also include facilities for short- and long-term borrowing as needed, primarily arranged through MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "-- Financing" below.

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

     LITIGATION. Various litigation claims and assessments against the Company have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other Federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on the Company's consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 10 of Notes to Consolidated Financial Statements and "Legal Proceedings."

     RISK-BASED CAPITAL. Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk.
Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2000, Metropolitan Life's and each of its U.S. insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

     In March 1998, the NAIC adopted the Codification. The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, became effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York Insurance Department requires adoption of the Codification, with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The Company believes that the adoption, effective January 1, 2001, of the Codification by the NAIC and the Codification as modified by the New York Insurance Department, as currently interpreted, will not adversely affect statutory capital and surplus.

     FINANCING. MetLife Funding, Inc. serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At December 31, 2000 and 1999, MetLife Funding had a tangible net worth of $10.3 million and $10.5 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MetLife. At December 31, 2000 and 1999, MetLife Funding had total outstanding liabilities of $1.1 billion and $4.2 billion, respectively, consisting primarily of commercial paper.

     In connection with the Company's acquisition of the stock of GenAmerica, the Company incurred $900 million of short-term debt, consisting primarily of commercial paper. In April 2000, the debt was repaid with proceeds from the offerings of Common Stock and equity security units and the private placements of Common Stock. The Company also incurred approximately $3.2 billion of short-term debt, consisting primarily of commercial paper, in connection with its October 1, 1999 exchange offer to holders of General American funding agreements. This debt was repaid during 2000.

     The Company also maintained approximately $2 billion in committed credit facilities at December 31, 2000, as compared with $7 billion ($5 billion of which served as back-up for the commercial paper incurred in connection with the exchange offer to holders of General American funding agreements) at December 31, 1999. These credit facilities were not utilized during 2000 or 1999.

     SUPPORT AGREEMENTS. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England, whereby it is obligated to maintain New England's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England's at December 31, 2000 was in excess of the amount that would trigger such an event.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American, whereby Metropolitan Life is obligated to maintain General American's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American at a level not less than 180% of the NAIC Risk Based Capitalization Model. The capital and surplus of General American at December 31, 2000 was in excess of the required amount after giving effect to its receipt of $300 million through a series of affiliated capital transactions.

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

     CONSOLIDATED CASH FLOWS. Net cash provided by operating activities was $1,326 million, $3,865 million and $842 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, the decrease in cash provided by operating activities was primarily the result of the timing in the settlement in receivables and payables. In 1999, the change in cash provided by operating activities was largely due to strong growth in the Institutional Business and Auto & Home segments. The growth in the Institutional Business segment is largely attributable to strong sales and improved policyholder retention in non-medical health, predominately in the dental and disability businesses. The growth in Auto & Home is primarily due to the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies, as well as growth in both the standard and non-standard auto insurance businesses. Net cash provided by operating activities in 2000, 1999 and 1998 was more than adequate to meet liquidity requirements.

     Net cash provided by (used in) investing activities was $83 million, $(2,389) million and $2,683 million for the years ended December 31, 2000, 1999 and 1998, respectively. Purchases of investments exceeded sales, maturities and repayments by $7,313 million, $461 million and $7,647 million in 2000, 1999 and 1998, respectively. In 2000, the increase in net purchases of investments resulted from increased volume in the Company's securities lending program as well as the reinvestment of the proceeds from the sale of Nvest on October 30, 2000. In 1999, the significant decrease in net purchases of investments resulted from a decrease in the reinvestment of sales proceeds as a result of the funding agreement exchange offer in connection with the GenAmerica acquisition, as well as the purchase of the individual disability income business of Lincoln National Insurance Company. Cash flows from investing activities increased by $5,840 million, $2,692 million and $3,769 million in 2000, 1999, and 1998, respectively, as a result of increased volume in the securities lending program.

     Net cash used in financing activities was $764 million, $1,988 million and $3,135 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, the primary sources of cash from financing activities include cash proceeds from the Company's initial public offering and concurrent private placements in April 2000, as well as the issuance of mandatorily convertible securities in connection with the formation of MetLife Capital Trust
I. The primary uses of cash in financing activities include cash payments to eligible policyholders in connection with the demutualization, the acquisition of treasury stock, Common Stock dividends, and the pay-down of short-term debt. Deposits to policyholders' account balances exceeded withdrawals by $599 million in 2000, as compared with withdrawals from policyholder account balances exceeding deposits of $2,222 million and $2,345 million in 1999 and 1998, respectively. Short-term financings decreased by $3,114 million in 2000 compared with an increase of $623 million in 1999, while net additions to long-term debt were $88 million in 2000 compared with net reductions of $389 million in 1999.

     The operating, investing and financing activities described above resulted in an increase (decrease) in cash and cash equivalents of $645 million, $(512) million and $390 million for the years ended December 31, 2000, 1999 and 1998, respectively.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 1998 through December 31, 2000 aggregated $6 million. The Company maintained a liability of $63 million at December 31, 2000 for future assessments in respect of currently impaired, insolvent or failed insurers.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

INVESTMENTS

     The Company had total cash and invested assets at December 31, 2000 of $160.0 billion. In addition, the Company had $70.3 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

     The Company manages risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk and market valuation risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and valuation risk through geographic, property type, and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies, product design, such as the use of market value adjustment features and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments.

     The following table summarizes the Company's cash and invested assets at December 31, 2000 and December 31, 1999:

                                                                AT DECEMBER 31,
                                                     --------------------------------------
                                                           2000                 1999
                                                     -----------------    -----------------
                                                     CARRYING    % OF     CARRYING    % OF
                                                      VALUE      TOTAL     VALUE      TOTAL
                                                     --------    -----    --------    -----
                                                             (DOLLARS IN MILLIONS)
Fixed maturities available for sale at fair
  value............................................  $112,979     70.7%   $ 96,981     69.9%
Mortgage loans on real estate......................    21,951     13.7      19,739     14.3
Policy loans.......................................     8,158      5.1       5,598      4.0
Equity real estate and real estate joint
  ventures.........................................     5,504      3.4       5,649      4.1
Cash and cash equivalents..........................     3,434      2.1       2,789      2.0
Equity securities and other limited partnership
  interests........................................     3,845      2.4       3,337      2.4
Other invested assets..............................     2,821      1.8       1,501      1.1
Short-term investments.............................     1,269      0.8       3,055      2.2
                                                     --------    -----    --------    -----
          Total cash and invested assets...........  $159,961    100.0%   $138,649    100.0%
                                                     ========    =====    ========    =====

  INVESTMENT RESULTS

     The annual yields on general account cash and invested assets, excluding net investment gains and losses, were 7.5%, 7.3% and 7.5% for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table illustrates the annual yields on average assets for each of the components of the Company's investment portfolio for the years ended December 31, 2000, 1999 and 1998:

                                        2000                  1999                 1998
                                 -------------------   ------------------   -------------------
                                 YIELD(1)    AMOUNT    YIELD(1)   AMOUNT    YIELD(1)    AMOUNT
                                 --------   --------   --------   -------   --------   --------
                                                     (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income..............     7.8%    $  8,538      7.5%    $ 7,171      7.4%    $  6,990
Net investment (losses)
  gains........................               (1,437)                (538)                  573
                                            --------              -------              --------
  Total........................             $  7,101              $ 6,633              $  7,563
                                            --------              -------              --------
Ending assets..................             $112,979              $96,981              $100,767
                                            --------              -------              --------

                                        2000                  1999                 1998
                                 -------------------   ------------------   -------------------
                                 YIELD(1)    AMOUNT    YIELD(1)   AMOUNT    YIELD(1)    AMOUNT
                                 --------   --------   --------   -------   --------   --------
                                                     (DOLLARS IN MILLIONS)
MORTGAGE LOANS:(3)
Investment income..............     7.9%    $  1,693      8.1%    $ 1,484      8.5%    $  1,580
Net investment (losses)
  gains........................                  (18)                  28                    23
                                            --------              -------              --------
  Total........................             $  1,675              $ 1,512              $  1,603
                                            --------              -------              --------
Ending assets..................             $ 21,951              $19,739              $ 16,827
                                            --------              -------              --------
POLICY LOANS:
Investment income..............     6.5%    $    515      6.1%    $   340      6.6%    $    387
                                            --------              -------              --------
Ending assets..................             $  8,158              $ 5,598              $  5,600
                                            --------              -------              --------
EQUITY REAL ESTATE AND REAL
  ESTATE JOINT VENTURES:(4)
Investment income, net of
  expenses.....................    11.1%    $    629      9.7%    $   581     10.4%    $    687
Net investment gains...........                  101                  265                   424
                                            --------              -------              --------
  Total........................             $    730              $   846              $  1,111
                                            --------              -------              --------
Ending assets..................             $  5,504              $ 5,649              $  6,287
                                            --------              -------              --------
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS:
Investment income..............     5.7%    $    288      4.2%    $   173      5.3%    $    187
                                            --------              -------              --------
Ending assets..................             $  4,703              $ 5,844              $  4,670
                                            --------              -------              --------
EQUITY SECURITIES AND OTHER
  LIMITED PARTNERSHIP
  INTERESTS:
Investment income..............     5.0%    $    183      7.1%    $   239      5.6%    $    274
Net investment gains...........                  185                  132                 1,007
                                            --------              -------              --------
  Total........................             $    368              $   371              $  1,281
                                            --------              -------              --------
Ending assets..................             $  3,845              $ 3,337              $  3,387
                                            --------              -------              --------
OTHER INVESTED ASSETS:
Investment income..............     6.3%    $    162      6.0%    $    91     12.2%    $    406
Net investment gains
  (losses).....................                   65                  (24)                   71
                                            --------              -------              --------
  Total........................             $    227              $    67              $    477
                                            --------              -------              --------
Ending assets..................             $  2,821              $ 1,501              $  1,484
                                            --------              -------              --------
TOTAL INVESTMENTS:
Investment income..............     7.7%    $ 12,008      7.5%    $10,079      7.7%    $ 10,511
Investment expenses and fees...    (0.2%)       (240)    (0.2%)      (263)    (0.2%)       (283)
                                   ----     --------     ----     -------     ----     --------
Net investment income..........     7.5%    $ 11,768      7.3%    $ 9,816      7.5%    $ 10,228
Net investment (losses)
  gains........................               (1,104)                (137)                2,098
Adjustments to investment
  (losses) gains(5)............                   54                   67                  (608)
Gains from sales of
  subsidiaries.................                  660                   --                   531
                                            --------              -------              --------
                                            $ 11,378              $ 9,746              $ 12,249
                                            ========              =======              ========

(1) Yields are based on quarterly average asset carrying values for 2000, 1999 and 1998, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity-linked notes of $1,232 million, $1,079 million and $916 million at December 31, 2000, 1999 and 1998, respectively, which include an equity component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3) Investment income from mortgage loans includes prepayment fees.

(4) Equity real estate and real estate joint venture income is shown net of depreciation of $224 million, $247 million and $282 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs, charges and credits to participating contracts, and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

  FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 70.7% and 69.9% of total cash and invested assets at December 31, 2000 and 1999, respectively.

     Based on estimated fair value, public fixed maturities and private fixed maturities comprised 83.6% and 16.4%, respectively, of total fixed maturities at December 31, 2000 and 82.6% and 17.4%, respectively, at December 31, 1999. The Company invests in privately placed fixed maturities to enhance the overall value of its portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated "Baa3" or higher by Moody's, or rated "BBB-" or higher by S&P) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

     The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at December 31, 2000 and December 31, 1999, as well as the percentage, based on estimated fair value, that each designation comprises:

                                                    AT DECEMBER 31, 2000             AT DECEMBER 31, 1999
                                                -----------------------------   ------------------------------
                                                            ESTIMATED                       ESTIMATED
     NAIC             RATING AGENCY             AMORTIZED     FAIR      % OF    AMORTIZED     FAIR       % OF
    RATING        EQUIVALENT DESIGNATION          COST        VALUE     TOTAL     COST        VALUE     TOTAL
    ------        ----------------------        ---------   ---------   -----   ---------   ---------   ------
                                                                (DOLLARS IN MILLIONS)
     1       AAa/Aa/A........................   $ 72,170    $ 74,389     65.9%  $ 62,855    $ 62,207      64.2%
     2       Baa.............................     28,470      28,405     25.1     26,883      25,951      26.8
     3       Ba..............................      5,935       5,650      5.0      5,808       5,636       5.8
     4       B...............................      3,964       3,758      3.3      3,017       2,969       3.1
     5       Caa and lower...................        123          95      0.1        168         141       0.1
     6       In or near default..............        319         361      0.3         68          67       0.0
                                                --------    --------    -----   --------    --------    ------
               Subtotal......................    110,981     112,658     99.7     98,799      96,971     100.0
             Redeemable preferred stock......        321         321      0.3         10          10       0.0
                                                --------    --------    -----   --------    --------    ------
             Total fixed maturities..........   $111,302    $112,979    100.0%  $ 98,809    $ 96,981     100.0%
                                                ========    ========    =====   ========    ========    ======

     Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 91.0% of total fixed maturities in the general account at both December 31, 2000 and 1999.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at December 31, 2000 and 1999:

                                                        AT DECEMBER 31,
                                       --------------------------------------------------
                                                2000                       1999
                                       -----------------------    -----------------------
                                       AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                         COST       FAIR VALUE      COST       FAIR VALUE
                                       ---------    ----------    ---------    ----------
                                                     (DOLLARS IN MILLIONS)
Due in one year or less..............  $  3,465      $  3,460      $ 3,180      $ 3,217
Due after one year through five
  years..............................    21,041        21,275       18,152       18,061
Due after five years through ten
  years..............................    23,872        23,948       23,755       23,114
Due after ten years..................    29,564        30,402       26,316       25,918
                                       --------      --------      -------      -------
     Subtotal........................    77,942        79,085       71,403       70,310
Mortgage-backed and other asset-
  backed securities..................    33,039        33,573       27,396       26,661
                                       --------      --------      -------      -------
     Subtotal........................   110,981       112,658       98,799       96,971
Redeemable preferred stock...........       321           321           10           10
                                       --------      --------      -------      -------
Total fixed maturities...............  $111,302      $112,979      $98,809      $96,981
                                       ========      ========      =======      =======

     PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES. The Company monitors fixed maturities to identify investments that management considers to be problems or potential problems. The Company also monitors investments that have been restructured.

     The Company defines problem securities in the fixed maturities category as securities as to which principal or interest payments are in default or are to be restructured pursuant to commenced negotiations, or as securities issued by a debtor that has entered into bankruptcy.

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

     - public securities trading at a substantial discount as a result of specific credit concerns; and

     - other subjective factors.

     The Company defines restructured securities in the fixed maturities category as securities to which the Company has granted a concession that it would not have otherwise considered but for the financial difficulties of the obligor. The Company enters into a restructuring when it believes it will realize a greater economic value under the new terms rather than through liquidation or disposition. The terms of the restructuring may involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date, an exchange of debt for equity or a partial forgiveness of principal or interest.

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at December 31, 2000 and 1999:

                                                            AT DECEMBER 31,
                                                ---------------------------------------
                                                       2000                 1999
                                                ------------------   ------------------
                                                ESTIMATED    % OF    ESTIMATED    % OF
                                                FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                ----------   -----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
Performing....................................   $112,371     99.5%   $96,464      99.5%
Problem.......................................        163      0.1         20       0.0
Potential Problem.............................        364      0.3        482       0.5
Restructured..................................         81      0.1         15       0.0
                                                 --------    -----    -------     -----
          Total...............................   $112,979    100.0%   $96,981     100.0%
                                                 ========    =====    =======     =====

     The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to fair value fixed maturities that it deems to be other than temporarily impaired. The Company records write-downs as investment losses and includes them in earnings and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $339 million and $98 million for the years ended December 31, 2000 and 1999, respectively.

     FIXED MATURITIES BY SECTOR. The Company diversifies its fixed maturities by security sector. The following table sets forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at December 31, 2000 and 1999:

                                                            AT DECEMBER 31,
                                                ---------------------------------------
                                                       2000                 1999
                                                ------------------   ------------------
                                                ESTIMATED    % OF    ESTIMATED    % OF
                                                FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                ----------   -----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
U.S. Treasuries/agencies......................   $  9,634      8.5%   $ 6,299       6.5%
Corporate securities..........................     56,553     50.1     55,543      57.3
Foreign government securities.................      5,341      4.7      4,206       4.3
Mortgage-backed securities....................     25,726     22.8     20,279      20.9
Asset-backed securities.......................      7,847      6.9      6,382       6.6
Other fixed income assets.....................      7,878      7.0      4,272       4.4
                                                 --------    -----    -------     -----
          Total...............................   $112,979    100.0%   $96,981     100.0%
                                                 ========    =====    =======     =====

     CORPORATE FIXED MATURITIES. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:

                                                          AT DECEMBER 31,
                                            -------------------------------------------
                                                    2000                   1999
                                            --------------------    -------------------
                                            ESTIMATED      % OF     ESTIMATED     % OF
                                            FAIR VALUE    TOTAL     FAIR VALUE    TOTAL
                                            ----------    ------    ----------    -----
                                                       (DOLLARS IN MILLIONS)
Industrial................................   $27,199        48.1%    $26,480       47.6%
Utility...................................     7,011        12.4       6,487       11.7
Finance...................................    12,722        22.5      11,631       21.0
Yankee/Foreign(1).........................     9,291        16.4      10,423       18.8
Other.....................................       330         0.6         522        0.9
                                             -------      ------     -------      -----
          Total...........................   $56,553       100.0%    $55,543      100.0%
                                             =======      ======     =======      =====

(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no significant exposure to any single issuer. At December 31, 2000, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $3,849 million, which was less than 5% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at December 31, 2000 was $496 million, which was less than 1% of its total invested assets at such date.

     At December 31, 2000, investments of $6,262 million, or 67.4% of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/ Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     MORTGAGE-BACKED SECURITIES. The following table shows the types of mortgage-backed securities the Company held at December 31, 2000 and 1999:

                                                           AT DECEMBER 31,
                                              ------------------------------------------
                                                     2000                   1999
                                              -------------------    -------------------
                                              ESTIMATED     % OF     ESTIMATED     % OF
                                              FAIR VALUE    TOTAL    FAIR VALUE    TOTAL
                                              ----------    -----    ----------    -----
                                                        (DOLLARS IN MILLIONS)
Pass-through securities.....................   $10,610       41.3%    $ 8,478       41.8%
Collateralized mortgage obligations.........     9,866       38.3       7,694       37.9
Commercial mortgage-backed securities.......     5,250       20.4       4,107       20.3
                                               -------      -----     -------      -----
          Total.............................   $25,726      100.0%    $20,279      100.0%
                                               =======      =====     =======      =====

     At December 31, 2000, pass-through and collateralized mortgage obligations totaled $20,476 million, or 79.6% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At December 31, 2000, approximately $3,202 million, or 61.0% of the commercial mortgage-backed securities, and $17,303 million, or 84.5% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

     The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

     ASSET-BACKED SECURITIES. Asset-backed securities, which include credit card and automobile receivables and home equity loans, are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. At December 31, 2000, approximately $3,149 million, or 40.1%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P.

     The principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

  MORTGAGE LOANS

     The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.7% and 14.3% of the Company's total cash and invested assets at December 31, 2000 and 1999, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by type at December 31, 2000 and 1999:

                                                          AT DECEMBER 31,
                                               --------------------------------------
                                                     2000                 1999
                                               -----------------    -----------------
                                               CARRYING    % OF     CARRYING    % OF
                                                VALUE      TOTAL     VALUE      TOTAL
                                               --------    -----    --------    -----
                                                       (DOLLARS IN MILLIONS)
Commercial...................................  $16,869      76.8%   $14,862      75.3%
Agricultural.................................    4,973      22.7      4,798      24.3
Residential..................................      109       0.5         79       0.4
                                               -------     -----    -------     -----
          Total..............................  $21,951     100.0%   $19,739     100.0%
                                               =======     =====    =======     =====

     COMMERCIAL MORTGAGE LOANS. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at December 31, 2000 and 1999:

                                                          AT DECEMBER 31,
                                               --------------------------------------
                                                     2000                 1999
                                               -----------------    -----------------
                                               CARRYING    % OF     CARRYING    % OF
                                                VALUE      TOTAL     VALUE      TOTAL
                                               --------    -----    --------    -----
                                                       (DOLLARS IN MILLIONS)
REGION
South Atlantic...............................  $ 4,542      26.9%   $ 4,098      27.6%
Pacific......................................    3,111      18.4      2,596      17.5
Middle Atlantic..............................    2,968      17.6      2,703      18.2
East North Central...........................    1,822      10.8      1,865      12.5
West South Central...........................    1,169       6.9      1,012       6.8
New England..................................    1,157       6.9      1,095       7.4
Mountain.....................................      753       4.5        490       3.3
West North Central...........................      740       4.4        652       4.4
International................................      433       2.6        202       1.3
East South Central...........................      174       1.0        149       1.0
                                               -------     -----    -------     -----
          Total..............................  $16,869     100.0%   $14,862     100.0%
                                               =======     =====    =======     =====
PROPERTY TYPE
Office.......................................  $ 7,577      44.9%   $ 6,789      45.7%
Retail.......................................    4,148      24.6      3,620      24.4
Apartments...................................    2,585      15.3      2,382      16.0
Industrial...................................    1,414       8.4      1,136       7.6
Hotel........................................      865       5.1        843       5.7
Other........................................      280       1.7         92       0.6
                                               -------     -----    -------     -----
          Total..............................  $16,869     100.0%   $14,862     100.0%
                                               =======     =====    =======     =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at December 31, 2000 and 1999:

                                                          AT DECEMBER 31,
                                               --------------------------------------
                                                     2000                 1999
                                               -----------------    -----------------
                                               CARRYING    % OF     CARRYING    % OF
                                                VALUE      TOTAL     VALUE      TOTAL
                                               --------    -----    --------    -----
                                                       (DOLLARS IN MILLIONS)
Due in one year or less......................  $   644       3.8%   $   806       5.4%
Due after one year through two years.........      934       5.5        482       3.2
Due after two years through three years......      830       4.9        708       4.8
Due after three years through four years.....    1,551       9.2        787       5.3
Due after four years through five years......    1,654       9.8      1,608      10.8
Due after five years.........................   11,256      66.8     10,471      70.5
                                               -------     -----    -------     -----
          Total..............................  $16,869     100.0%   $14,862     100.0%
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

     The Company reviews all mortgage loans on an annual basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis and tenant creditworthiness. The Company also reviews loan-to-value ratios and debt coverage ratios for restructured loans, delinquent loans, loans under foreclosure, potentially delinquent loans, loans with an existing valuation allowance, loans maturing within two years and loans with a loan-to-value ratio greater than 90% as determined in the prior year.

     The Company establishes valuation allowances for loans that it deems impaired, as determined through its annual review process. The Company defines impaired loans consistent with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as loans which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses and includes them in earnings. The Company records subsequent adjustments to allowances as investment gains or losses and includes them in earnings.

     The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at December 31, 2000 and 1999:

                                      AT DECEMBER 31, 2000                         AT DECEMBER 31, 1999
                            -----------------------------------------    -----------------------------------------
                                                              % OF                                         % OF
                            AMORTIZED   % OF    VALUATION   AMORTIZED    AMORTIZED   % OF    VALUATION   AMORTIZED
                             COST(1)    TOTAL   ALLOWANCE     COST        COST(1)    TOTAL   ALLOWANCE     COST
                            ---------   -----   ---------   ---------    ---------   -----   ---------   ---------
                                                            (DOLLARS IN MILLIONS)
Performing................   $16,169     95.5%     $15          0.1%      $14,098     94.5%     $11          0.1%
Restructured..............       646      3.8       47          7.3%          810      5.4       52          6.4%
Delinquent or under
  foreclosure.............        24      0.1        4         16.7%           17      0.1        4         25.0%
Potentially delinquent....       106      0.6       10          9.4%            6      0.0        2         33.3%
                             -------    -----      ---                    -------    -----      ---
         Total............   $16,945    100.0%     $76          0.4%      $14,931    100.0%     $69          0.5%
                             =======    =====      ===                    =======    =====      ===

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the years ended December 31, 2000, 1999 and 1998:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             2000     1999     1998
                                                             -----    -----    -----
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of year.................................  $  69    $ 142    $ 259
Additions..................................................     61       36       30
Deductions for writedowns and dispositions.................    (54)    (109)    (147)
                                                             -----    -----    -----
Balance, end of year.......................................  $  76    $  69    $ 142
                                                             =====    =====    =====

     The principal risks in holding commercial mortgage loans are property specific, supply and demand, financial and capital market risks. Property specific risks include the geographic location of the property, the physical condition of the property, the diversity of tenants and the rollover of their leases and the ability of the property manager to attract tenants and manage expenses. Supply and demand risks include changes in the supply and/or demand for rental space which cause changes in vacancy rates and/or rental rates. Financial risks include the overall level of debt on the property and the amount of principal repaid during the loan term. Capital market risks include the general level of interest rates, the liquidity for these securities in the marketplace and the capital available loan for refinancing.

     AGRICULTURAL MORTGAGE LOANS. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department.

     Approximately 59.9% of the $4,973 million of agricultural mortgage loans outstanding at December 31, 2000 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at December 31, 2000 and 1999:

                                 AT DECEMBER 31, 2000                        AT DECEMBER 31, 1999
                       -----------------------------------------   -----------------------------------------
                                                         % OF                                        % OF
                       AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                        COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                       ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                       (DOLLARS IN MILLIONS)
Performing...........   $4,771      95.7%     $1          0.0%      $4.616      95.8%     $ 1         0.0%
Restructured.........      172       3.5       2          1.2%         165       3.4       11         6.7%
Delinquent or under
  foreclosure........       24       0.5       4         16.7%          27       0.6        2         7.4%
Potentially
  delinquent.........       13       0.3       0          2.3%           8       0.2        4        50.0%
                        ------     -----      --                    ------     -----      ---
          Total......   $4,980     100.0%     $7          0.1%      $4,816     100.0%     $18         0.4%
                        ======     =====      ==                    ======     =====      ===

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the years ended December 31, 2000, 1999 and 1998:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of year..................................  $ 18     $ 28     $ 27
Additions...................................................     8        4       10
Deductions for writedowns and dispositions..................   (19)     (14)      (9)
                                                              ----     ----     ----
Balance, end of year........................................  $  7     $ 18     $ 28
                                                              ====     ====     ====

     The principal risks in holding agricultural mortgage loans are property specific, supply and demand, financial and capital market risks. Property specific risks include the geographic location of the property, soil types, weather conditions and the other factors that may impact the borrower's guaranty. Supply and demand risks include the supply and demand for the commodities produced on the specific property and the related price for those commodities. Financial risks include the overall level of debt on the property and the amount of principal repaid during the loan term. Capital market risks include the general level of interest rates, the liquidity for these securities in the marketplace and the capital available for loan refinancing.

  EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's equity real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At December 31, 2000 and 1999, the carrying value of the Company's equity real estate and real estate joint ventures was $5,504 million and $5,649 million, respectively, or 3.4% and 4.1%, respectively, of total cash and invested assets. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of equity real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate and real estate joint ventures at December 31, 2000 and 1999:

                                                           AT DECEMBER 31,
                                                --------------------------------------
                                                      2000                 1999
                                                -----------------    -----------------
                                                CARRYING    % OF     CARRYING    % OF
                                                 VALUE      TOTAL     VALUE      TOTAL
                                                --------    -----    --------    -----
                                                        (DOLLARS IN MILLIONS)
TYPE
Equity real estate............................   $5,069      92.1%    $5,271      93.3%
Real estate joint ventures....................      369       6.7        331       5.9
                                                 ------     -----     ------     -----
          Subtotal............................    5,438      98.8      5,602      99.2
Foreclosed real estate........................       66       1.2         47       0.8
                                                 ------     -----     ------     -----
          Total...............................   $5,504     100.0%    $5,649     100.0%
                                                 ======     =====     ======     =====

     Office properties representing 66.1% and 68.1% of the Company's equity real estate and real estate joint venture holdings at December 31, 2000 and 1999, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 94% and 92% at December 31, 2000 and 1999, respectively.

     The Company classifies equity real estate and real estate joint ventures as held-for-investment or held-for-sale. The carrying value of equity real estate and real estate joint ventures held-for-investment was $5,223 million and $5,151 million at December 31, 2000 and 1999, respectively. The carrying value of equity real estate and real estate joint ventures held-for-sale was $281 million and $498 million at December 31, 2000 and 1999, respectively.

     Ongoing management of these investments includes quarterly appraisals as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy. In addition to individual property reviews, the Company employs an overall strategy of selective dispositions and acquisitions as market opportunities arise.

     The Company adjusts the carrying value of equity real estate and real estate joint ventures held for investment for impairments whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company writes down impaired real estate to estimated fair value, which it generally computes using the present value of future cash flows from the property, discounted at a rate commensurate with the underlying risks. The Company records write-downs as investment losses through earnings and reduces the cost basis of the properties accordingly. The Company does not change the new cost basis for subsequent recoveries in value.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Once the Company identifies a property to be sold and commences a firm plan for marketing the property, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records allowances as investment losses and includes them in earnings. The Company records subsequent adjustments to allowances as investment gains or losses and includes them in earnings.

     The Company's carrying value of equity real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $281 million and $498 million at December 31, 2000 and 1999, respectively, are net of impairments of $97 million and $187 million and net of valuation allowances of $39 million and $34 million, respectively.

  EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's carrying value of equity securities, which primarily consists of investments in common stocks, was $2,193 million and $2,006 million at December 31, 2000 and 1999, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas was $1,652 million and $1,331 million at December 31, 2000 and 1999, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.4% and 1.5% of cash and invested assets at December 31, 2000 and 1999, respectively.

     Equity securities include, at December 31, 2000 and 1999, $577 million and $237 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     At December 31, 2000 and 1999, approximately $313 million and $380 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $257 million and $355 million in these respective periods, primarily through the use of exchangeable securities and other derivatives. The exchangeable debt securities issued by the Company mature through 2002 and the Company may repurchase them earlier at its discretion. In 2000, one exchangeable debt security was repurchased resulting in a gross investment loss of $9 million on the note and a gross investment gain of $77 million on the equity exchanged in satisfaction of the note.

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,311 million and $1,131 million at December 31, 2000 and 1999, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

     Potential problem equity securities and other limited partnership interests are defined as securities issued by a company that is experiencing significant operating problems or difficult industry conditions. Criteria generally indicative of these problems or conditions are (1) cash flows falling below varying thresholds established for the industry and other relevant factors, (2) significant declines in revenues and/or margins, (3) public securities trading at a substantial discount as a result of specific credit concerns, and (4) other information that becomes available.

     Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to fair value. Write-downs are recorded as investment losses and are included in earnings and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2000 and 1999, such write-downs were $18 million and $30 million, respectively.

  OTHER INVESTED ASSETS

     The Company's other invested assets consisted principally of leveraged leases, which were recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. The Company's other invested assets represented 1.8% and 1.1% of cash and invested assets at December 31, 2000 and 1999, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative instruments to reduce the risk associated with changing market values or variable cash flows related to the Company's financial assets and liabilities. This objective is achieved through one of two principal risk management strategies: hedging the changes in fair value of financial assets, liabilities or firm commitments or hedging the variable cash flows of assets, liabilities or forecasted transactions. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception. The Company's derivative strategy employs a variety of instruments including financial futures, financial forwards, interest rate and foreign currency swaps, floors, foreign exchange contracts, caps and options.

     Effective January 4, 2001, the Company is authorized, under a newly enacted provision of the New York Insurance Law, to use derivatives for replication. This provision allows the Company to create and invest in synthetic investments by combining a derivative with an existing security to create the characteristics of a different desired security. The Company expects to take advantage of this new law by transacting in derivatives to replicate securities in order to manage risks or to increase risk adjusted returns. Many of these transactions are not expected to receive hedge accounting under the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As of the date of this filing, the Company has not entered into any replication transactions.

     The Company held the following positions in derivative financial instruments at December 31, 2000 and 1999:

                                                                       AT DECEMBER 31,
                                   ---------------------------------------------------------------------------------------
                                                      2000                                         1999
                                   ------------------------------------------   ------------------------------------------
                                                            CURRENT MARKET                               CURRENT MARKET
                                                            OR FAIR VALUE                                OR FAIR VALUE
                                   CARRYING   NOTIONAL   --------------------   CARRYING   NOTIONAL   --------------------
                                    VALUE      AMOUNT    ASSETS   LIABILITIES    VALUE      AMOUNT    ASSETS   LIABILITIES
                                   --------   --------   ------   -----------   --------   --------   ------   -----------
                                                                    (DOLLARS IN MILLIONS)
Financial futures................    $23      $   254     $ 23       $ --         $ 27     $ 3,140     $37        $ 10
Interest rate swaps..............     41        1,549       49          1          (32)      1,316      11          40
Floors...........................     --          325        3         --           --          --      --          --
Caps.............................     --        9,950       --         --            1      12,376       3          --
Foreign currency swaps...........     (1)       1,469      267         85           --       4,002      26         103
Exchange traded options..........      1           10       --          1           --          --      --          --
                                     ---      -------     ----       ----         ----     -------     ---        ----
Total contractual commitments....    $64      $13,557     $342       $ 87         $ (4)    $20,834     $77        $153
                                     ===      =======     ====       ====         ====     =======     ===        ====

  SECURITIES LENDING

     Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at December 31, 2000 and 1999 had estimated fair values of $12,289 million and $6,391 million, respectively.

  SEPARATE ACCOUNT ASSETS

     The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client comingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to claims of the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the New York Insurance Department. The Company monitors these requirements at least monthly and, in addition, performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders, and, accordingly, the Company does not reflect them in its consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company must effectively manage, measure and monitor the market risk associated with its invested assets and interest rate sensitive insurance contracts. It has developed an integrated process for managing risk, which it conducts through its Corporate Risk Management Department, several asset/liability committees and additional specialists at the business segment level. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

  Market Risk Exposures

     The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates, equity prices and foreign exchange rates.

     Interest rates. The Company's exposure to interest rate changes results from its significant holdings of fixed maturities, as well as its interest rate sensitive liabilities. The fixed maturities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include guaranteed interest contracts and fixed annuities, which have the same interest rate exposure (medium- and long-term treasury rates) as the fixed maturities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate volatility. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company's products in order to better match the duration of the assets and the liabilities they support.

     Equity prices. The Company's investments in equity securities expose it to changes in equity prices. It manages this risk on an integrated basis with other risks through its asset/liability management strategies. The Company also manages equity price risk through industry and issuer diversification and asset allocation techniques.

     Foreign exchange rates. The Company's exposure to fluctuations in foreign exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and equity securities and through its investments in foreign subsidiaries. The principal currencies which create foreign exchange rate risk in the Company's investment portfolios are Canadian dollars, Euros, German marks, French francs, Spanish pesetas, Mexican pesos and British pounds. The Company mitigates the majority of its fixed maturities' foreign exchange rate risk through the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Spanish peseta, Mexican peso and South Korean won. The Company has denominated substantially all assets and liabilities of its foreign subsidiaries in their respective local currencies, thereby minimizing its risk to foreign exchange rate fluctuations.

  Risk Management

     Corporate risk management. MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards.

     MetLife also has a separate Corporate Risk Management Department, which is responsible for risk throughout MetLife and reports directly to Metropolitan Life's Chief Actuary. The Corporate Risk Management Department's primary responsibilities consist of:

     - implementing a board of directors-approved corporate risk framework, which outlines the Company's approach for managing risk on an enterprise-wide basis;

     - developing policies and procedures for managing, measuring and monitoring those risks identified in the corporate risk framework;

     - establishing appropriate corporate risk tolerance levels;

     - deploying capital on a risk-adjusted basis; and

     - reporting on a periodic basis to the Audit Committee of the Holding Company's board of directors and various financial and non-financial senior management committees.

     Asset/liability management. At MetLife, asset/liability management is the responsibility of the General Account Portfolio Management Department ("GAPM"), the operating business segments and various GAPM boards. The GAPM boards are comprised of senior officers from the investment department, senior managers from each business segment and the Chief Actuary. The GAPM boards' duties include setting broad asset/liability management policy and strategy, reviewing and approving target portfolios, establishing investment guidelines and limits, and providing oversight of the portfolio management process.

     The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the GAPM boards. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The risk management objectives established by the GAPM boards stress quality, diversification, asset/liability matching, liquidity and investment return.

     Each of MetLife's business segments has an asset/liability officer who works with portfolio managers in the investment department to monitor investment, product pricing, hedge strategy and liability management issues. MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies include objectives for effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

     To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of its securities investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Company's in-force business under various increasing and decreasing interest rate environments. The Company has developed models of its in-force business that reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults. New York Insurance Department regulations require that MetLife perform some of these analyses annually as part of the annual proof of the sufficiency of its regulatory reserves to meet adverse interest rate scenarios.

     Hedging activities. MetLife's risk management strategies incorporate the use of various interest rate derivatives that are used to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of its liabilities to reduce interest rate risk. Such instruments include interest rate swaps, futures and caps. MetLife also uses foreign currency swaps and forward contracts to hedge its foreign currency denominated fixed income investments.

  Risk Measurement; Sensitivity Analysis

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts ("other financial instruments"), based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2000 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio.

     The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

          Fair values. The Company bases its potential change in fair values on an immediate change (increase or decrease) in:

        - the net present values of its interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

        - the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% change (increase or decrease) in currency exchange rates; and

        - the market value of its equity positions due to a 10% change (increase or decrease) in equity prices.

          Earnings and cash flows. MetLife calculates the potential change in earnings and cash flows on the change in its earnings and cash flows over a one-year period based on an immediate 10% change (increase or decrease) in market rates and equity prices. The following factors were incorporated into the earnings and cash flows sensitivity analyses:

        - the reinvestment of fixed maturity securities;

        - the reinvestment of payments and prepayments of principal related to mortgage-backed securities;

        - the re-estimation of prepayment rates on mortgage-backed securities for each 10% change (increase or decrease) in the interest rates; and

        - the expected turnover (sales) of fixed maturities and equity securities, including the reinvestment of the resulting proceeds.

     The sensitivity analysis is an estimate and should not be viewed as predictive of the Company's future financial performance. The Company cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

     - the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

     - the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

     - the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

     Accordingly, the Company uses such models as tools and not substitutes for the experience and judgment of its corporate risk and asset/liability management personnel.

     Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the fair value of its interest rate sensitive invested assets. The equity and foreign currency portfolios do not expose the Company to material market risk.

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at December 31, 2000 and 1999. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at December 31, 2000 and 1999 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, all of which is non-trading, for the periods indicated was:

                                                               2000      1999
                                                              ------    ------
                                                              AT DECEMBER 31,
                                                              ----------------
                                                                (DOLLARS IN
                                                                 MILLIONS)
Interest rate risk..........................................  $3,959    $5,044
Equity price risk...........................................  $  181    $  198
Currency exchange rate risk.................................  $  302    $  263

     The change in potential loss in fair value related to market risk exposure between December 31, 2000 and 1999 was primarily attributable to a shift in the yield curve.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-1
Financial Statements as of December 31, 2000 and 1999 and
  for the years ended 2000, 1999 and 1998:
     Consolidated Balance Sheets............................   F-2
     Consolidated Statements of Income......................   F-3
     Consolidated Statements of Stockholders' Equity........   F-4
     Consolidated Statements of Cash Flows..................   F-5
     Notes to Consolidated Financial Statements.............   F-7

Financial Schedules as of December 31, 2000 and for the
  years ended December 31, 2000, 1999 and 1998:
     Schedule I -- Consolidated Summary of
      Investments -- Other Than Investments in Affiliates...    81
     Schedule II -- Condensed Financial Information of
      MetLife, Inc. (Registrant)............................    82
     Schedule III -- Consolidated Supplementary Insurance
      Information...........................................    84
     Schedule IV -- Consolidated Reinsurance................    86

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
MetLife, Inc.:

     We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MetLife, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 9, 2001

                                 METLIFE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN MILLIONS)

                                                                2000        1999
                                                              --------    --------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value........  $112,979    $ 96,981
  Equity securities, at fair value..........................     2,193       2,006
  Mortgage loans on real estate.............................    21,951      19,739
  Real estate and real estate joint ventures................     5,504       5,649
  Policy loans..............................................     8,158       5,598
  Other limited partnership interests.......................     1,652       1,331
  Short-term investments....................................     1,269       3,055
  Other invested assets.....................................     2,821       1,501
                                                              --------    --------
          Total investments.................................   156,527     135,860
Cash and cash equivalents...................................     3,434       2,789
Accrued investment income...................................     2,050       1,725
Premiums and other receivables..............................     8,343       6,681
Deferred policy acquisition costs...........................    10,618       9,070
Deferred income taxes.......................................        --         603
Other assets................................................     3,796       3,563
Separate account assets.....................................    70,250      64,941
                                                              --------    --------
          Total assets......................................  $255,018    $225,232
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................  $ 81,974    $ 73,582
  Policyholder account balances.............................    54,309      45,901
  Other policyholder funds..................................     5,705       4,498
  Policyholder dividends payable............................     1,082         974
  Policyholder dividend obligation..........................       385          --
  Short-term debt...........................................     1,094       4,208
  Long-term debt............................................     2,426       2,514
  Current income taxes payable..............................       112         548
  Deferred income taxes payable.............................       752          --
  Payables under securities loaned transactions.............    12,301       6,461
  Other liabilities.........................................     7,149       7,915
  Separate account liabilities..............................    70,250      64,941
                                                              --------    --------
          Total liabilities.................................   237,539     211,542
                                                              --------    --------
Commitments and contingencies (Note 10)

Company-obligated mandatorily redeemable securities of
  subsidiary trusts.........................................     1,090          --
                                                              --------    --------
Stockholders' Equity:
  Preferred stock, par value $0.01 per share; 200,000,000
     shares authorized; none issued.........................        --          --
  Series A junior participating preferred stock.............        --          --
  Common stock, par value $0.01 per share; 3,000,000,000
     shares authorized; 786,766,664 shares issued;
     760,681,913 shares outstanding.........................         8          --
  Additional paid-in capital................................    14,926          --
  Retained earnings.........................................     1,021      14,100
  Treasury stock, at cost; 26,084,751 shares................      (613)         --
  Accumulated other comprehensive income (loss).............     1,047        (410)
                                                              --------    --------
          Total stockholders' equity........................    16,389      13,690
                                                              --------    --------
          Total liabilities and stockholders' equity........  $255,018    $225,232
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               2000       1999       1998
                                                              -------    -------    -------
REVENUES
Premiums....................................................  $16,317    $12,088    $11,503
Universal life and investment-type product policy fees......    1,820      1,433      1,360
Net investment income.......................................   11,768      9,816     10,228
Other revenues..............................................    2,432      2,154      1,994
Net investment (losses) gains (net of amounts allocable to
  other accounts of $(54), $(67) and $608, respectively)....     (390)       (70)     2,021
                                                              -------    -------    -------
          Total revenues....................................   31,947     25,421     27,106
                                                              -------    -------    -------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment gains and losses of $41, $(21)
  and $368, respectively)...................................   16,893     13,100     12,638
Interest credited to policyholder account balances..........    2,935      2,441      2,711
Policyholder dividends......................................    1,919      1,690      1,651
Payments to former Canadian policyholders...................      327         --         --
Demutualization costs.......................................      230        260          6
Other expenses (excludes amounts directly related to net
  investment and losses gains of $(95), $(46) and $240,
  respectively).............................................    8,227      6,755      8,019
                                                              -------    -------    -------
          Total expenses....................................   30,531     24,246     25,025
                                                              -------    -------    -------
Income before provision for income taxes....................    1,416      1,175      2,081
Provision for income taxes..................................      463        558        738
                                                              -------    -------    -------
Net income..................................................  $   953    $   617    $ 1,343
                                                              =======    =======    =======
Net income after April 7, 2000 (date of demutualization)
  (Note 17).................................................  $ 1,173
                                                              =======
Net income per share
  Basic.....................................................  $  1.52
                                                              =======
  Diluted...................................................  $  1.49
                                                              =======

Cash dividends per share....................................  $  0.20
                                                              =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                                                                          ACCUMULATED OTHER
                                                                                     COMPREHENSIVE INCOME (LOSS)
                                                                              -----------------------------------------
                                                                                   NET           FOREIGN      MINIMUM
                                           ADDITIONAL              TREASURY     UNREALIZED      CURRENCY      PENSION
                               COMMON       PAID-IN     RETAINED    STOCK       INVESTMENT     TRANSLATION   LIABILITY
                               STOCK        CAPITAL     EARNINGS   AT COST    GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                            ------------   ----------   --------   --------   --------------   -----------   ----------   -------
Balance at January 1,
  1998....................       $--        $    --     $ 12,140    $  --        $ 1,898          $ (31)        $ --      $14,007
Comprehensive income:
  Net income..............                                 1,343                                                            1,343
  Other comprehensive
    loss:
    Unrealized investment
      losses, net of
      related offsets,
      reclassification
      adjustments and
      income taxes........                                                          (358)                                    (358)
    Foreign currency
      translation
      adjustments.........                                                                         (113)                     (113)
    Minimum pension
      liability
      adjustment..........                                                                                       (12)         (12)
                                                                                                                          -------
    Other comprehensive
      loss................                                                                                                   (483)
                                                                                                                          -------
  Comprehensive income....                                                                                                    860
                               ----         -------     --------    -----        -------          -----         ----      -------
Balance at December 31,
  1998....................       --              --       13,483       --          1,540           (144)         (12)      14,867
Comprehensive loss:
  Net income..............                                   617                                                              617
  Other comprehensive
    loss:
    Unrealized investment
      losses, net of
      related offsets,
      reclassification
      adjustments and
      income taxes........                                                        (1,837)                                  (1,837)
    Foreign currency
      translation
      adjustments.........                                                                           50                        50
    Minimum pension
      liability
      adjustment..........                                                                                        (7)          (7)
                                                                                                                          -------
    Other comprehensive
      loss................                                                                                                 (1,794)
                                                                                                                          -------
  Comprehensive loss......                                                                                                 (1,177)
                               ----         -------     --------    -----        -------          -----         ----      -------
Balance at December 31,
  1999....................       --              --       14,100       --           (297)           (94)         (19)      13,690
Policy credits and cash
  payments to eligible
  policyholders...........                                (2,958)                                                          (2,958)
Common stock issued in
  demutualization.........        5          10,917      (10,922)                                                              --
Initial public offering of
  common stock............        2           3,152                                                                         3,154
Private placement of
  common stock............        1             854                                                                           855
Unit offering.............                        3                                                                             3
Treasury stock acquired...                                           (613)                                                   (613)
Dividends on common
  stock...................                                  (152)                                                            (152)
Comprehensive income:
  Net loss before date of
    demutualization.......                                  (220)                                                            (220)
  Net income after date of
    demutualization.......                                 1,173                                                            1,173
  Other comprehensive
    income:
    Unrealized investment
      gains, net of
      related offsets,
      reclassification
      adjustments and
      income taxes........                                                         1,472                                    1,472
    Foreign currency
      translation
      adjustments.........                                                                           (6)                       (6)
    Minimum pension
      liability
      adjustment..........                                                                                        (9)          (9)
                                                                                                                          -------
    Other comprehensive
      income..............                                                                                                  1,457
                                                                                                                          -------
Comprehensive income......                                                                                                  2,410
                                 --         -------     --------    -----        -------          -----         ----      -------
Balance at December 31,
  2000....................       $8         $14,926     $  1,021    $(613)       $ 1,175          $(100)        $(28)     $16,389
                                 ==         =======     ========    =====        =======          =====         ====      =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    953   $    617   $  1,343
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization expenses.................       510        173         56
     Losses (gains) from sales of investments and
       businesses, net......................................       444        137     (2,629)
     Change in undistributed income of real estate joint
       ventures and other limited partnership interests.....      (200)      (322)       (91)
     Interest credited to other policyholder account
       balances.............................................     2,935      2,441      2,711
     Universal life and investment-type product policy
       fees.................................................    (1,820)    (1,433)    (1,360)
     Change in accrued investment income....................      (170)       269       (181)
     Change in premiums and other receivables...............      (454)      (619)    (2,681)
     Change in deferred policy acquisition costs, net.......      (921)      (389)      (188)
     Change in insurance-related liabilities................     2,685      2,243      1,481
     Change in income taxes payable.........................       239         22        251
     Change in other liabilities............................    (2,105)       857      2,390
     Other, net.............................................      (770)      (131)      (260)
                                                              --------   --------   --------
Net cash provided by operating activities...................     1,326      3,865        842
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities.......................................    57,295     73,120     57,857
     Equity securities......................................       909        760      3,085
     Mortgage loans on real estate..........................     2,163      1,992      2,296
     Real estate and real estate joint ventures.............       655      1,062      1,122
     Other limited partnership interests....................       422        469        146
  Purchases of:
     Fixed maturities.......................................   (63,991)   (72,253)   (67,543)
     Equity securities......................................      (863)      (410)      (854)
     Mortgage loans on real estate..........................    (2,836)    (4,395)    (2,610)
     Real estate and real estate joint ventures.............      (407)      (341)      (423)
     Other limited partnership interests....................      (660)      (465)      (723)
  Net change in short-term investments......................     2,043     (1,577)      (761)
  Net change in policy loans................................      (315)         2        133
  Purchase of businesses, net of cash received..............      (416)    (2,972)        --
  Proceeds from sales of businesses.........................       869         --      7,372
  Net change in payable under securities loaned
     transactions...........................................     5,840      2,692      3,769
  Other, net................................................      (625)       (73)      (183)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........  $     83   $ (2,389)  $  2,683
                                                              --------   --------   --------

                                 METLIFE, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................  $ 28,834   $ 18,428   $ 19,361
     Withdrawals............................................   (28,235)   (20,650)   (21,706)
  Net change in short-term debt.............................    (3,114)       623     (1,002)
  Long-term debt issued.....................................       212         44        693
  Long-term debt repaid.....................................      (124)      (433)      (481)
  Common stock issued.......................................     4,009         --         --
  Treasury stock acquired...................................      (613)        --         --
  Net proceeds from issuance of company-obligated
     mandatorily redeemable securities of subsidiary
     trust..................................................       969         --         --
  Cash payments to eligible policyholders...................    (2,550)        --         --
  Dividends on common stock.................................      (152)        --         --
                                                              --------   --------   --------
Net cash used in financing activities.......................      (764)    (1,988)    (3,135)
                                                              --------   --------   --------
Change in cash and cash equivalents.........................       645       (512)       390
Cash and cash equivalents, beginning of year................     2,789      3,301      2,911
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  3,434   $  2,789   $  3,301
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $    440   $    388   $    367
                                                              ========   ========   ========
     Income taxes...........................................  $    222   $    587   $    579
                                                              ========   ========   ========
  Non-cash transactions during the year:
     Policy credits to eligible policyholders...............  $    408   $     --   $     --
                                                              ========   ========   ========
     Business acquisitions -- assets........................  $ 22,936   $  4,832   $     --
                                                              ========   ========   ========
     Business acquisitions -- liabilities...................  $ 22,437   $  1,860   $     --
                                                              ========   ========   ========
     Business dispositions -- assets........................  $  1,184   $     --   $ 10,663
                                                              ========   ========   ========
     Business dispositions -- liabilities...................  $  1,014   $     --   $  3,691
                                                              ========   ========   ========
     Real estate acquired in satisfaction of debt...........  $     22   $     37   $     69
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

     MetLife, Inc. (the "Holding Company") and its subsidiaries ("MetLife" or the "Company") is a leading provider of insurance and financial services to a broad section of institutional and individual customers. The Company offers life insurance, annuities and mutual funds to individuals and group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

  BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates include those used in determining deferred policy acquisition costs, investment allowances and the liability for future policyholder benefits. Actual results could differ from those estimates.

     The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries, partnerships and joint ventures in which the Company has a majority voting interest or general partner interest with limited removal rights by limited partners. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. Intercompany accounts and transactions have been eliminated.

     The Company uses the equity method to account for its investments in real estate joint ventures and other limited partnership interests in which it does not have a controlling interest, but has more than a minimal interest.

     Minority interest related to consolidated entities included in other liabilities was $479 million and $245 million at December 31, 2000 and 1999, respectively.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2000 presentation.

  DEMUTUALIZATION AND INITIAL PUBLIC OFFERING

     On April 7, 2000 (the "date of demutualization"), Metropolitan Life Insurance Company ("Metropolitan Life") converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving Metropolitan Life's plan of reorganization, as amended (the "plan").

     On the date of demutualization, policyholders' membership interests in Metropolitan Life were extinguished and eligible policyholders received, in exchange for their interests, trust interests representing 494,466,664 shares of common stock of MetLife, Inc. to be held in a trust, cash payments aggregating $2,550 million and adjustments to their policy values in the form of policy credits aggregating $408 million, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments of $327 million to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale.

                                 METLIFE, INC.

  INVESTMENTS

     The Company's fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income (loss), net of policyholder related amounts and deferred income taxes. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other than temporary. These adjustments are recorded as investment losses. Investment gains and losses on sales of securities are determined on a specific identification basis. All security transactions are recorded on a trade date basis.

     Mortgage loans on real estate are stated at amortized cost, net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the collateral value if the loan is collateral dependent. Interest income earned on impaired loans is accrued on the net carrying value amount of the loan based on the loan's effective interest rate. However, interest ceases to be accrued for loans on which interest is more than 60 days past due.

     Real estate, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Impaired real estate is written down to estimated fair value with the impairment loss being included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or estimated fair value, net of disposition costs.

     Policy loans are stated at unpaid principal balances.

     Short-term investments are stated at amortized cost, which approximates fair value.

  DERIVATIVE INSTRUMENTS

     The Company uses derivative instruments to reduce the risk associated with changing market values or variable cash flows related to the Company's financial assets and liabilities. This objective is achieved through one of two principal risk management strategies: hedging the changes in fair value of financial assets, liabilities or firm commitments or hedging the variable cash flows of assets, liabilities or forecasted transactions. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception. The Company's derivative strategy employs a variety of instruments including financial futures, financial forwards, interest rate and foreign currency swaps, floors, foreign exchange contracts, caps and options.

     The Company's derivative program is monitored by senior management. The Company's risk of loss is typically limited to the fair value of its derivative instruments and not to the notional or contractual amounts of these derivatives. Risk arises from changes in the fair value of the underlying instruments and, with respect to over-the-counter transactions, from the possible inability of counterparties to meet the terms of the contracts. The Company has policies regarding the financial stability and credit standing of its major counterparties.

                                 METLIFE, INC.

     The Company uses derivative instruments to hedge designated risks. The hedge is expected to be highly effective in offsetting the designated risk at the inception of the contract. The Company monitors the effectiveness of its hedges throughout the contract term using an offset ratio of 80 to 125 percent as its minimum acceptable threshold for hedge effectiveness. During any period the derivative instruments are outside their threshold for hedge effectiveness, or if the relationship no longer qualifies as a hedge, all changes in the derivative's value are marked to market through net investment gains and losses.

     Gains or losses on financial futures contracts entered into in anticipation of investment transactions are deferred and, at the time of the ultimate investment purchase or disposition, recorded as an adjustment to the basis of the purchased assets or to the proceeds on disposition. Gains or losses on financial futures used in asset risk management are deferred and amortized into net investment income over the remaining term of the investment. Gains or losses on financial futures used in portfolio risk management are deferred and amortized into net investment income or policyholder benefits over the remaining life of the hedged sector of the underlying portfolio.

     Financial forward contracts that are entered into to purchase securities are marked to fair value through other comprehensive income, similar to the accounting for the security to be purchased. Such contracts are accounted for at settlement by recording the purchase of the specified securities at the contracted value. Gains or losses resulting from the termination of forward contracts are recognized immediately as a component of net investment gains and losses.

     Interest rate and certain foreign currency swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the term of the swap agreement as an adjustment to net investment income or other expenses. Gains or losses resulting from swap terminations are amortized over the remaining term of the underlying asset or liability. Gains and losses on swaps and certain foreign forward exchange contracts entered into in anticipation of investment transactions are deferred and, at the time of the ultimate investment purchase or disposition, reflected as an adjustment to the basis of the purchased assets or to the proceeds of disposition. In the event the asset or liability underlying a swap is disposed of, the swap position is closed immediately and any gain or loss is recorded in net investment gains and losses.

     The Company periodically enters into collars, which consist of purchased put and written call options, to lock in unrealized gains on equity securities. Collars are marked to market through other comprehensive income or loss, similar to the accounting for the underlying equity securities.

     Purchased interest rate caps and floors are used to offset the risk of interest rate changes related to insurance liabilities. Premiums paid on floors, caps and options are amortized over the life of the applicable derivative instrument. Any gains or losses relating to these derivative instruments are deferred and are recognized as a component of net investment income over the original term of the derivative instrument.

  CASH AND CASH EQUIVALENTS

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets. Estimated lives range from ten to 40 years for leasehold improvements and three to 15 years for all other property and equipment. Accumulated depreciation of property and equipment and accumulated amortization on leasehold improvements was $1,304 million and $1,224 million at December 31, 2000 and 1999, respectively.

                                 METLIFE, INC.

Related depreciation and amortization expense was $120 million, $109 million and $116 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  DEFERRED POLICY ACQUISITION COSTS

     The costs of acquiring new insurance business that vary with, and are primarily related to, the production of new business are deferred. Such costs, which consist principally of commissions, agency and policy issue expenses, are amortized with interest over the expected life of the contract for participating traditional life, universal life and investment-type products. Generally, deferred policy acquisition costs are amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges. Interest rates are based on rates in effect at the inception or acquisition of the contracts. Actual gross margins or profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. When appropriate, management revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

     Deferred policy acquisition costs for non-participating traditional life, non-medical health and annuity policies with life contingencies are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

     Deferred policy acquisition costs related to internally replaced contracts are expensed at the date of replacement.

     Deferred policy acquisition costs for property and casualty insurance contracts, which are primarily comprised of commissions and certain underwriting expenses, are deferred and amortized on a pro rata basis over the applicable contract term or reinsurance treaty.

     Value of business acquired, included as part of deferred policy acquisition costs, represents the present value of future profits generated from existing insurance contracts in force at the date of acquisition and is amortized over the expected policy or contract duration in relation to the present value of estimated gross profits from such policies and contracts.

                                 METLIFE, INC.

     Information regarding deferred policy acquisition costs is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                         2000       1999       1998
                                                        -------    -------    ------
                                                           (DOLLARS IN MILLIONS)
Balance at January 1..................................  $ 9,070    $ 7,028    $6,948
Capitalization of policy acquisition costs............    1,863      1,160     1,025
Value of business acquired............................    1,681        156        32
                                                        -------    -------    ------
          Total.......................................   12,614      8,344     8,005
                                                        -------    -------    ------
Amortization allocated to:
  Net investment (losses) gains.......................      (95)       (46)      240
  Unrealized investment gains (losses)................      590     (1,628)     (216)
  Other expenses......................................    1,478        930       641
                                                        -------    -------    ------
          Total amortization..........................    1,973       (744)      665
                                                        -------    -------    ------
Dispositions and other................................      (23)       (18)     (312)
                                                        -------    -------    ------
Balance at December 31................................  $10,618    $ 9,070    $7,028
                                                        =======    =======    ======

     Amortization of deferred policy acquisition costs is allocated to (1) investment gains and losses to provide consolidated statement of income information regarding the impact of such gains and losses on the amount of the amortization, (2) unrealized investment gains and losses to provide information regarding the amount of deferred policy acquisition costs that would have been amortized if such gains and losses had been recognized, and (3) other expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

     Investment gains and losses related to certain products have a direct impact on the amortization of deferred policy acquisition costs. Presenting investment gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

  GOODWILL

     The excess of cost over the fair value of net assets acquired ("goodwill") is included in other assets. Goodwill is amortized on a straight-line basis over a period ranging from ten to 30 years. The Company reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results if a permanent diminution in value is deemed to have occurred.

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Net Balance at January 1....................................  $611     $404     $359
Acquisitions................................................   279      237       67
Amortization................................................   (62)     (30)     (22)
Dispositions................................................  (125)      --       --
                                                              ----     ----     ----
Net Balance at December 31..................................  $703     $611     $404
                                                              ====     ====     ====

                                                                   DECEMBER 31
                                                              ----------------------
                                                               2000           1999
                                                              -------        -------
                                                              (DOLLARS IN MILLIONS)
Accumulated Amortization....................................   $ 74           $118
                                                               ====           ====

                                 METLIFE, INC.

  FUTURE POLICY BENEFITS AND POLICYHOLDER ACCOUNT BALANCES

     Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (1) net level premium reserves for death and endowment policy benefits (calculated based upon the nonforfeiture interest rate, ranging from 3% to 11%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts), (2) the liability for terminal dividends, and (3) premium deficiency reserves, which are established when the liabilities for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future policy benefits and expenses after deferred policy acquisition costs are written off.

     Future policy benefit liabilities for traditional annuities are equal to accumulated contractholder fund balances during the accumulation period and the present value of expected future payments after annuitization. Interest rates used in establishing such liabilities range from 3% to 12%. Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates used in establishing such liabilities range from 3% to 11%. Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates used in establishing such liabilities range from 3% to 11%.

     Policyholder account balances for universal life and investment-type contracts are equal to the policy account values, which consist of an accumulation of gross premium payments plus credited interest, ranging from 2% to 17%, less expenses, mortality charges, and withdrawals.

     The liability for unpaid claims and claim expenses for property and casualty insurance represents the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon the Company's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. Revisions of these estimates are included in operations in the year such refinements are made.

  RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS

     Premiums related to traditional life and annuity policies with life contingencies are recognized as revenues when due. Benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into operations in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

     Premiums related to non-medical health contracts are recognized on a pro rata basis over the applicable contract term.

     Deposits related to universal life and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related policyholder account balances.

     Premiums related to property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums are included in other liabilities.

                                 METLIFE, INC.

  POLICYHOLDER DIVIDENDS

     Policyholder dividends are approved annually by the boards of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management's judgment as to the appropriate level of statutory surplus to be retained by the insurance subsidiaries.

  PARTICIPATING BUSINESS

     Participating business represented approximately 22% and 19% of the Company's life insurance in-force, and 81% and 83% of the number of life insurance policies in-force, at December 31, 2000 and 1999, respectively. Participating policies represented approximately 47% and 50%, 50% and 54%, and 45% and 47% of gross and net life insurance premiums for the years ended December 31, 2000, 1999 and 1998, respectively. The percentages indicated are calculated excluding the business of the Reinsurance segment.

  INCOME TAXES

     The Holding Company and its includable life insurance and non-life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Non-includable subsidiaries file either separate tax returns or separate consolidated tax returns. Under the Code, the amount of federal income tax expense incurred by mutual life insurance companies includes an equity tax calculated based upon a prescribed formula that incorporates a differential earnings rate between stock and mutual life insurance companies. Metropolitan Life is not subject to the equity tax after the date of demutualization. The future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities.

  REINSURANCE

     The Company has reinsured certain of its life insurance and property and casualty insurance contracts with other insurance companies under various agreements. Amounts due from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reinsurance credits. Deferred policy acquisition costs are reduced by amounts recovered under reinsurance contracts. Amounts received from reinsurers for policy administration are reported in other revenues.

     The Company assumes and retrocedes financial reinsurance contracts, which represent low mortality risk reinsurance treaties. These contracts are reported as deposits and are included in other assets. The amount of revenue reported on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement.

  SEPARATE ACCOUNTS

     Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Investments (stated at estimated fair value) and liabilities of the separate accounts are reported separately as assets and liabilities. Deposits to separate accounts, investment income and recognized and unrealized gains and losses on the investments of the separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company's consolidated statements of income and cash flows. Mortality, policy administration and surrender charges to all separate accounts are included in revenues.

                                 METLIFE, INC.

  FOREIGN CURRENCY TRANSLATION

     Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The local currencies of foreign operations are the functional currencies unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported in earnings.

  EARNINGS PER SHARE

     Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares outstanding or deemed to be outstanding only for the period after the date of demutualization.

     Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of forward purchase contracts, using the treasury stock method. Under the treasury stock method, exercise of the forward purchase contracts is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

  APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2000, the Company early adopted Statement of Position ("SOP") 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts ("SOP 00-3"). SOP 00-3 provides guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies, including the emergence of earnings from and the financial statement presentation of the closed block formed as a part of a demutualization. Adoption of SOP 00-3 did not have a material effect on the Company's consolidated results of operations other than the reclassification of demutualization costs as operating expenses rather than as an extraordinary item.

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The requirements of SAB 101 did not have a material effect on the Company's consolidated financial statements.

     Effective January 1, 2000, the Company adopted Statement of Position 98-7, Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"). SOP 98-7 provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. SOP 98-7 classifies insurance and reinsurance contracts for which the deposit method is appropriate into those that (1) transfer only significant timing risk, (2) transfer only significant underwriting risk, (3) transfer neither significant timing nor underwriting risk and (4) have an indeterminate risk. Adoption of SOP 98-7 did not have a material effect on the Company's consolidated financial statements.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers and extinguishments of liabilities occurring after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company is in the process of quantifying the impact, if any, of the provisions of SFAS 140 effective for future periods.

                                 METLIFE, INC.

     Effective January 1, 1999, the Company adopted SOP 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 broadly defines start-up activities. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     Effective January 1, 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for determining when an entity should capitalize or expense external and internal costs of computer software developed or obtained for internal use. Adoption of the provisions of SOP 98-1 had the effect of increasing other assets by $82 million at December 31, 1999.

     Effective January 1, 1999, the Company adopted SOP 97-3, Accounting for Insurance and Other Enterprises for Insurance Related Assessments ("SOP 97-3"). SOP 97-3 provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund and other insurance related assessments. Adoption of SOP 97-3 did not have a material effect on the Company's consolidated financial statements.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133 and SFAS 138 require, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The Company estimates that the cumulative effect of the adoption SFAS 133 and SFAS 138, as of January 1, 2001, will result in a $32 million, net of income taxes of $19 million, increase in other comprehensive income and an insignificant impact on net income.

     In July 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF No. 99-20"). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. While the Company currently is in the process of quantifying the impact of EITF No. 99-20, the provisions of the consensus are not expected to have a material impact on the Company's consolidated financial statements.

                                 METLIFE, INC.

2. INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES

     Fixed maturities and equity securities at December 31, 2000 were as follows:

                                            COST OR     GROSS UNREALIZED
                                           AMORTIZED    ----------------    ESTIMATED
                                             COST        GAIN      LOSS     FAIR VALUE
                                           ---------    ------    ------    ----------
                                                      (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. Treasury securities and
       obligations of U.S. government
       corporations and agencies.........  $  8,461     $1,189    $   16     $  9,634
     States and political subdivisions...     1,563         79         3        1,639
     Foreign governments.................     5,153        341       153        5,341
     Corporate...........................    48,893      1,181     1,493       48,581
     Mortgage- and asset-backed
       securities........................    33,039        699       165       33,573
     Other...............................    13,872        384       366       13,890
                                           --------     ------    ------     --------
          Total bonds....................   110,981      3,873     2,196      112,658
  Redeemable preferred stocks............       321         --        --          321
                                           --------     ------    ------     --------
          Total fixed maturities.........  $111,302     $3,873    $2,196     $112,979
                                           ========     ======    ======     ========
Equity Securities:
  Common stocks..........................  $    872     $  785    $   55     $  1,602
  Nonredeemable preferred stocks.........       577         19         5          591
                                           --------     ------    ------     --------
          Total equity securities........  $  1,449     $  804    $   60     $  2,193
                                           ========     ======    ======     ========

                                 METLIFE, INC.

     Fixed maturities and equity securities at December 31, 1999 were as follows:

                                            COST OR     GROSS UNREALIZED
                                           AMORTIZED    ----------------    ESTIMATED
                                             COST        GAIN      LOSS     FAIR VALUE
                                           ---------    ------    ------    ----------
                                                      (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. Treasury securities and
       obligations of U.S. government
       corporations and agencies.........   $ 5,990     $  456    $  147     $ 6,299
     States and political subdivisions...     1,583          4        45       1,542
     Foreign governments.................     4,090        210        94       4,206
     Corporate...........................    47,505        585     1,913      46,177
     Mortgage- and asset-backed
       securities........................    27,396        112       847      26,661
     Other...............................    12,235        313       462      12,086
                                            -------     ------    ------     -------
          Total bonds....................    98,799      1,680     3,508      96,971
  Redeemable preferred stocks............        10         --        --          10
                                            -------     ------    ------     -------
          Total fixed maturities.........   $98,809     $1,680    $3,508     $96,981
                                            =======     ======    ======     =======
Equity Securities:
  Common stocks..........................   $   980     $  921    $   35     $ 1,866
  Nonredeemable preferred stocks.........       151         --        11         140
                                            -------     ------    ------     -------
          Total equity securities........   $ 1,131     $  921    $   46     $ 2,006
                                            =======     ======    ======     =======

     The Company held foreign currency derivatives with notional amounts of $3,885 million and $4,002 million to hedge the exchange rate risk associated with foreign bonds at December 31, 2000 and 1999, respectively.

     At December 31, 2000, fixed maturities at estimated fair values held by the Company that were below investment grade or not rated by an independent rating agency totaled $9,864 million. At December 31, 2000, non-income producing fixed maturities were insignificant.

     The cost or amortized cost and estimated fair value of bonds at December 31, 2000, by contractual maturity date, are shown below:

                                                        COST OR
                                                       AMORTIZED    ESTIMATED
                                                         COST       FAIR VALUE
                                                       ---------    ----------
                                                        (DOLLARS IN MILLIONS)
Due in one year or less..............................  $  3,465      $  3,460
Due after one year through five years................    21,041        21,275
Due after five years through ten years...............    23,872        23,948
Due after ten years..................................    29,564        30,402
                                                       --------      --------
          Total......................................    77,942        79,085
Mortgage- and asset-backed securities................    33,039        33,573
                                                       --------      --------
          Total bonds................................  $110,981      $112,658
                                                       ========      ========

                                 METLIFE, INC.

     Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     Sales of securities classified as available-for-sale were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                      -----------------------------
                                                       2000       1999       1998
                                                      -------    -------    -------
                                                          (DOLLARS IN MILLIONS)
Proceeds............................................  $46,205    $59,852    $46,913
Gross investment gains..............................  $   599    $   605    $ 2,053
Gross investment losses.............................  $ 1,520    $   911    $   486

     Gross investment losses above exclude writedowns recorded during 2000 and 1999 for permanently impaired available-for-sale securities of $324 million and $133 million, respectively.

     Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

  SECURITIES LENDING PROGRAM

     The Company participates in securities lending programs whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $11,746 million and $6,458 million and an estimated fair value of $12,289 million and $6,391 million were on loan under the program at December 31, 2000 and 1999, respectively. The Company was liable for cash collateral under its control of $12,301 million and $6,461 million at December 31, 2000 and 1999, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

  ASSETS ON DEPOSIT AND HELD IN TRUST

     The Company had investment assets on deposit with regulatory agencies with a fair market value of $597 million and $476 million at December 31, 2000 and 1999, respectively. Company securities held in trust to satisfy collateral requirements had an amortized cost of $1,234 million at December 31, 2000.

  MORTGAGE LOANS ON REAL ESTATE

     Mortgage loans on real estate were categorized as follows:

                                                           DECEMBER 31,
                                             ----------------------------------------
                                                    2000                  1999
                                             ------------------    ------------------
                                             AMOUNT     PERCENT    AMOUNT     PERCENT
                                             -------    -------    -------    -------
                                                      (DOLLARS IN MILLIONS)
Commercial mortgage loans..................  $16,944       77%     $14,931       75%
Agricultural mortgage loans................    4,980       22%       4,816       24%
Residential mortgage loans.................      110        1%          82        1%
                                             -------      ---      -------      ---
     Total.................................   22,034      100%      19,829      100%
                                                          ===                   ===
Less: Valuation allowances.................       83                    90
                                             -------               -------
     Mortgage loans........................  $21,951               $19,739
                                             =======               =======

                                 METLIFE, INC.

     Mortgage loans on real estate are collateralized by properties primarily located throughout the United States. At December 31, 2000, approximately 16%, 7% and 6% of the properties were located in California, New York and Georgia, respectively. Generally, the Company (as the lender) requires that a minimum of one-fourth of the purchase price of the underlying real estate be paid by the borrower.

     Certain of the Company's real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $540 million and $547 million at December 31, 2000 and 1999, respectively.

     Changes in mortgage loan valuation allowances were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          --------------------------
                                                          2000      1999       1998
                                                          ----      -----      -----
                                                            (DOLLARS IN MILLIONS)
Balance at January 1....................................  $90       $ 173      $ 289
Additions...............................................   38          40         40
Deductions for writedowns and dispositions..............  (74)       (123)      (130)
Acquisitions (dispositions) of affiliates...............   29          --        (26)
                                                          ----      -----      -----
Balance at December 31..................................  $83       $  90      $ 173
                                                          ====      =====      =====

     A portion of the Company's mortgage loans on real estate was impaired and consisted of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Impaired mortgage loans with valuation allowances...........  $592    $540
Impaired mortgage loans without valuation allowances........   330     437
                                                              ----    ----
     Total..................................................   922     977
Less: Valuation allowances..................................    77      83
                                                              ----    ----
     Impaired mortgage loans................................  $845    $894
                                                              ====    ====

     The average investment in impaired mortgage loans on real estate was $912 million, $1,134 million and $1,282 million for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income on impaired mortgage loans was $76 million, $101 million and $109 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The investment in restructured mortgage loans on real estate was $784 million and $980 million at December 31, 2000 and 1999, respectively. Interest income of $62 million, $80 million and $74 million was recognized on restructured loans for the years ended December 31, 2000, 1999 and 1998, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to $74 million, $92 million and $87 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Mortgage loans on real estate with scheduled payments of 60 days (90 days for agriculture mortgages) or more past due or in foreclosure had an amortized cost of $40 million and $44 million at December 31, 2000 and 1999, respectively.

                                 METLIFE, INC.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     Real estate and real estate joint ventures consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN MILLIONS)
Real estate and real estate joint ventures
  held-for-investment....................................   $5,495       $5,440
Impairments..............................................     (272)        (289)
                                                            ------       ------
     Total...............................................    5,223        5,151
                                                            ------       ------
Real estate and real estate joint ventures
  held-for-sale..........................................      417          719
Impairments..............................................      (97)        (187)
Valuation allowance......................................      (39)         (34)
                                                            ------       ------
     Total...............................................      281          498
                                                            ------       ------
          Real estate and real estate joint ventures.....   $5,504       $5,649
                                                            ======       ======

     Accumulated depreciation on real estate was $2,337 million and $2,235 million at December 31, 2000 and 1999, respectively. Related depreciation expense was $224 million, $247 million and $282 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Real estate and real estate joint ventures were categorized as follows:

                                                              DECEMBER 31,
                                               ------------------------------------------
                                                      2000                   1999
                                               -------------------    -------------------
                                               AMOUNT     PERCENT      AMOUNT     PERCENT
                                               ------    ---------    --------    -------
                                                         (DOLLARS IN MILLIONS)
Office.......................................  $3,635        66%       $3,846        68%
Retail.......................................     586        10           587        10
Apartments...................................     558        10           474         8
Land.........................................     202         4           258         5
Agriculture..................................      84         2            96         2
Other........................................     439         8           388         7
                                               ------       ---        ------       ---
          Total..............................  $5,504       100%       $5,649       100%
                                               ======       ===        ======       ===

     The Company's real estate holdings are primarily located throughout the United States. At December 31, 2000, approximately 26%, 25% and 10% of the Company's real estate holdings were located in New York, California and Texas, respectively.

     Changes in real estate and real estate joint ventures held-for-sale valuation allowance were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                             2000      1999      1998
                                                             -----     -----     -----
                                                               (DOLLARS IN MILLIONS)
Balance at January 1.......................................  $ 34      $ 33      $110
Additions charged (credited) to operations.................    17        36        (5)
Deductions for writedowns and dispositions.................   (12)      (35)      (72)
                                                             ----      ----      ----
Balance at December 31.....................................  $ 39      $ 34      $ 33
                                                             ====      ====      ====

                                 METLIFE, INC.

     Investment income related to impaired real estate and real estate joint ventures held-for-investment was $45 million, $61 million and $105 million for the years ended December 31, 2000, 1999 and 1998, respectively. Investment income related to impaired real estate and real estate joint ventures held-for-sale was $18 million, $14 million and $3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The carrying value of non-income producing real estate and real estate joint ventures was $15 million and $22 million at December 31, 2000 and 1999, respectively.

     The Company owned real estate acquired in satisfaction of debt of $66 million and $47 million at December 31, 2000 and 1999, respectively.

  LEVERAGED LEASES

     Leveraged leases, included in other invested assets, consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN MILLIONS)
Investment...............................................   $1,002       $1,016
Estimated residual values................................      546          559
                                                            ------       ------
     Total...............................................    1,548        1,575
Unearned income..........................................     (384)        (417)
                                                            ------       ------
     Leveraged leases....................................   $1,164       $1,158
                                                            ======       ======

     The investment amounts set forth above are generally due in monthly installments. The payment periods generally range from three to 15 years, but in certain circumstances are as long as 30 years. These receivables are generally collateralized by the related property.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                      -----------------------------
                                                       2000       1999       1998
                                                      -------    -------    -------
                                                          (DOLLARS IN MILLIONS)
Fixed maturities....................................  $ 8,538    $ 7,171    $ 6,990
Equity securities...................................       41         40         78
Mortgage loans on real estate.......................    1,693      1,484      1,580
Real estate and real estate joint ventures..........    1,407      1,426      1,529
Policy loans........................................      515        340        387
Other limited partnership interests.................      142        199        196
Cash, cash equivalents and short-term investments...      288        173        187
Other...............................................      162         91        406
                                                      -------    -------    -------
     Total..........................................   12,786     10,924     11,353
Less: Investment expenses...........................    1,018      1,108      1,125
                                                      -------    -------    -------
     Net investment income..........................  $11,768    $ 9,816    $10,228
                                                      =======    =======    =======

                                 METLIFE, INC.

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses), including changes in valuation allowances, were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          --------------------------
                                                           2000      1999      1998
                                                          -------    -----    ------
                                                            (DOLLARS IN MILLIONS)
Fixed maturities........................................  $(1,437)   $(538)   $  573
Equity securities.......................................      192       99       994
Mortgage loans on real estate...........................      (18)      28        23
Real estate and real estate joint ventures..............      101      265       424
Other limited partnership interests.....................       (7)      33        13
Sales of businesses.....................................      660       --       531
Other...................................................       65      (24)       71
                                                          -------    -----    ------
     Total..............................................     (444)    (137)    2,629
Amounts allocable to:
  Future policy benefit loss recognition................       --       --      (272)
  Deferred policy acquisition costs.....................       95       46      (240)
  Participating contracts...............................     (126)      21       (96)
  Policyholder dividend obligation......................       85       --        --
                                                          -------    -----    ------
     Net investment (losses) gains......................  $  (390)   $ (70)   $2,021
                                                          =======    =====    ======

     Investment gains and losses have been reduced by (1) additions to future policy benefits resulting from the need to establish additional liabilities due to the recognition of investment gains, (2) deferred policy acquisition cost amortization to the extent that such amortization results from investment gains and losses, (3) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholders' accounts, and (4) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

                                 METLIFE, INC.

  NET UNREALIZED INVESTMENT GAINS (LOSSES)

     The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (DOLLARS IN MILLIONS)
Fixed maturities......................................  $ 1,677    $(1,828)   $ 4,809
Equity securities.....................................      744        875        832
Other invested assets.................................       70        165        154
                                                        -------    -------    -------
     Total............................................    2,491       (788)     5,795
                                                        -------    -------    -------
Amounts allocable to:
  Future policy benefit loss recognition..............     (284)      (249)    (2,248)
  Deferred policy acquisition costs...................      107        697       (931)
  Participating contracts.............................     (133)      (118)      (212)
  Policyholder dividend obligation....................     (385)        --         --
Deferred income taxes.................................     (621)       161       (864)
                                                        -------    -------    -------
     Total............................................   (1,316)       491     (4,255)
                                                        -------    -------    -------
          Net unrealized investment gains (losses)....  $ 1,175    $  (297)   $ 1,540
                                                        =======    =======    =======

     The changes in net unrealized investment gains (losses) were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                         ---------------------------
                                                          2000      1999       1998
                                                         ------    -------    ------
                                                            (DOLLARS IN MILLIONS)
Balance at January 1...................................  $ (297)   $ 1,540    $1,898
Unrealized investment gains (losses) during the year...   3,279     (6,583)     (870)
Unrealized investment gains (losses) relating to:
  Future policy benefit (loss) gain recognition........     (35)     1,999       (59)
  Deferred policy acquisition costs....................    (590)     1,628       216
  Participating contracts..............................     (15)        94       100
  Policyholder dividend obligation.....................    (385)        --        --
Deferred income taxes..................................    (782)     1,025       255
                                                         ------    -------    ------
Balance at December 31.................................  $1,175    $  (297)   $1,540
                                                         ======    =======    ======
Net change in unrealized investment gains (losses).....  $1,472    $(1,837)   $ (358)
                                                         ======    =======    ======

                                 METLIFE, INC.

3. DERIVATIVE INSTRUMENTS

     The table below provides a summary of the carrying value, notional amount and current market or fair value of derivative financial instruments held at December 31, 2000 and 1999:

                                                2000                                         1999
                             ------------------------------------------   ------------------------------------------
                                                      CURRENT MARKET                               CURRENT MARKET
                                                      OR FAIR VALUE                                OR FAIR VALUE
                             CARRYING   NOTIONAL   --------------------   CARRYING   NOTIONAL   --------------------
                              VALUE      AMOUNT    ASSETS   LIABILITIES    VALUE      AMOUNT    ASSETS   LIABILITIES
                             --------   --------   ------   -----------   --------   --------   ------   -----------
                                                            (DOLLARS IN MILLIONS)
Financial futures..........    $23      $   254     $ 23       $ --         $ 27     $ 3,140     $37        $ 10
Interest rate swaps........     41        1,549       49          1          (32)      1,316      11          40
Floors.....................     --          325        3         --           --          --      --          --
Caps.......................     --        9,950       --         --            1      12,376       3          --
Foreign currency swaps.....     (1)       1,469      267         85           --       4,002      26         103
Exchange traded options....      1           10       --          1           --          --      --          --
                               ---      -------     ----       ----         ----     -------     ---        ----
Total contractual
  commitments..............    $64      $13,557     $342       $ 87         $ (4)    $20,834     $77        $153
                               ===      =======     ====       ====         ====     =======     ===        ====

     The following is a reconciliation of the notional amounts by derivative type and strategy at December 31, 2000 and 1999:

                           DECEMBER 31, 1999               TERMINATIONS/   DECEMBER 31, 2000
                            NOTIONAL AMOUNT    ADDITIONS    MATURITIES      NOTIONAL AMOUNT
                           -----------------   ---------   -------------   -----------------
                                                 (DOLLARS IN MILLIONS)
BY DERIVATIVE TYPE
Financial futures........       $ 3,140         $14,255       $17,141           $   254
Financial forwards.......            --              12            12                --
Interest rate swaps......         1,316           1,605         1,372             1,549
Floors...................            --             325            --               325
Caps.....................        12,376           1,000         3,426             9,950
Foreign currency swaps...         4,002             687         3,220             1,469
Exchange traded
  options................            --              41            31                10
                                -------         -------       -------           -------
Total contractual
  commitments............       $20,834         $17,925       $25,202           $13,557
                                =======         =======       =======           =======
BY STRATEGY
Liability hedging........       $12,571         $ 2,876       $ 3,830           $11,617
Invested asset hedging...         4,215             781         3,310             1,686
Portfolio hedging........         2,021          14,255        16,022               254
Anticipated transaction
  hedging................         2,027              13         2,040                --
                                -------         -------       -------           -------
Total contractual
  commitments............       $20,834         $17,925       $25,202           $13,557
                                =======         =======       =======           =======

                                 METLIFE, INC.

     The following table presents the notional amounts of derivative financial instruments by maturity at December 31, 2000:

                                                      REMAINING LIFE
                               -------------------------------------------------------------
                                           AFTER ONE      AFTER FIVE
                               ONE YEAR   YEAR THROUGH   YEARS THROUGH   AFTER TEN
                               OR LESS     FIVE YEARS      TEN YEARS       YEARS      TOTAL
                               --------   ------------   -------------   ---------   -------
                                                   (DOLLARS IN MILLIONS)
Financial futures............   $  254       $   --         $   --         $ --      $   254
Interest rate swaps..........      243          714            268          324        1,549
Floors.......................       --           --            325           --          325
Caps.........................    5,210        4,740             --           --        9,950
Foreign currency swaps.......       91          508            685          185        1,469
Exchange traded options......       10           --             --           --           10
                                ------       ------         ------         ----      -------
Total contractual
  commitments................   $5,808       $5,962         $1,278         $509      $13,557
                                ======       ======         ======         ====      =======

4. FAIR VALUE INFORMATION

     The estimated fair values of financial instruments have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     Amounts related to the Company's financial instruments were as follows:

                                                    NOTIONAL    CARRYING    ESTIMATED
                                                     AMOUNT      VALUE      FAIR VALUE
                                                    --------    --------    ----------
                                                          (DOLLARS IN MILLIONS)
DECEMBER 31, 2000
Assets:
  Fixed maturities................................              $112,979     $112,979
  Equity securities...............................                 2,193        2,193
  Mortgage loans on real estate...................                21,951       22,847
  Policy loans....................................                 8,158        8,914
  Short-term investments..........................                 1,269        1,269
  Cash and cash equivalents.......................                 3,434        3,434
  Mortgage loan commitments.......................    $534            --           17
Liabilities:
  Policyholder account balances...................                43,196       42,958
  Short-term debt.................................                 1,094        1,094
  Long-term debt..................................                 2,426        2,326
  Payable under securities loaned transactions....                12,301       12,301
Other:
  Company-obligated mandatorily redeemable
     securities of subsidiary trusts..............                 1,090        1,153

                                 METLIFE, INC.

                                                      NOTIONAL    CARRYING    ESTIMATED
                                                       AMOUNT      VALUE      FAIR VALUE
                                                      --------    --------    ----------
                                                            (DOLLARS IN MILLIONS)
DECEMBER 31, 1999
Assets:
  Fixed maturities..................................              $96,981      $96,981
  Equity securities.................................                2,006        2,006
  Mortgage loans on real estate.....................               19,739       19,452
  Policy loans......................................                5,598        5,618
  Short-term investments............................                3,055        3,055
  Cash and cash equivalents.........................                2,789        2,789
  Mortgage loan commitments.........................    $465           --           (7)
Liabilities:
  Policyholder account balances.....................               37,170       36,893
  Short-term debt...................................                4,208        4,208
  Long-term debt....................................                2,514        2,466
  Payable under securities loaned transactions......                6,461        6,461

     The methods and assumptions used to estimate the fair values of financial instruments are summarized as follows:

     FIXED MATURITIES AND EQUITY SECURITIES

          The fair value of fixed maturities and equity securities are based upon quotations published by applicable stock exchanges or received from other reliable sources. For securities in which the market values were not readily available, fair values were estimated using quoted market prices of comparable investments.

     MORTGAGE LOANS ON REAL ESTATE AND MORTGAGE LOAN COMMITMENTS

          Fair values for mortgage loans on real estate are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments, the estimated fair value is the net premium or discount of the commitments.

     POLICY LOANS

          Fair values for policy loans are estimated by discounting expected future cash flows using U.S. Treasury rates to approximate interest rates and the Company's past experiences to project patterns of loan accrual and repayment characteristics.

     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          The carrying values for cash and cash equivalents and short-term investments approximated fair market values due to the short-term maturities of these instruments.

     POLICYHOLDER ACCOUNT BALANCES

          The fair value of policyholder account balances are estimated by discounting expected future cash flows, based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued.

                                 METLIFE, INC.

SHORT-TERM AND LONG-TERM DEBT, PAYABLES UNDER SECURITIES LOANED TRANSACTIONS AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     The fair values of short-term and long-term debt, payables under securities loaned transactions and Company-obligated mandatorily redeemable securities of subsidiary trusts are determined by discounting expected future cash flows, using risk rates currently available for debt with similar terms and remaining maturities.

DERIVATIVE INSTRUMENTS

     The fair value of derivative instruments, including financial futures, financial forwards, interest rate and foreign currency swaps, floors, foreign exchange contracts, caps and options are based upon quotations obtained from dealers or other reliable sources. See Note 3 for derivative fair value disclosures.

5. EMPLOYEE BENEFIT PLANS

  PENSION BENEFIT AND OTHER BENEFIT PLANS

     The Company is both the sponsor and administrator of defined benefit pension plans covering all eligible employees and sales representatives of Metropolitan Life and certain of its subsidiaries. Retirement benefits are based upon years of credited service and final average earnings history.

     The Company also provides certain postemployment benefits and certain postretirement health care and life insurance benefits for retired employees through insurance contracts. Substantially all of the Company's employees may, in accordance with the plans applicable to the postretirement benefits, become eligible for these benefits if they attain retirement age, with sufficient service, while working for the Company.

                                 METLIFE, INC.

                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                       PENSION BENEFITS     OTHER BENEFITS
                                                       ----------------    ----------------
                                                        2000      1999      2000      1999
                                                       ------    ------    ------    ------
                                                              (DOLLARS IN MILLIONS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of
     year............................................  $3,737    $3,920    $1,483    $1,708
     Service cost....................................      98       100        29        28
     Interest cost...................................     291       271       113       107
     Acquisitions....................................     107        --        37
     Actuarial losses (gains)........................     176      (260)       59      (281)
     Curtailments and terminations...................      (3)      (22)        2        10
     Change in benefits..............................      (2)       --       (86)       --
     Benefits paid...................................    (259)     (272)      (95)      (89)
                                                       ------    ------    ------    ------
  Projected benefit obligation at end of year........   4,145     3,737     1,542     1,483
                                                       ------    ------    ------    ------
Change in plan assets:
  Contract value of plan assets at beginning of
     year............................................   4,726     4,403     1,199     1,123
     Actual return on plan assets....................      54       575       179       141
     Acquisitions....................................      79        --        --
     Employer contribution...........................      19        20         3        24
     Benefits paid...................................    (259)     (272)      (63)      (89)
                                                       ------    ------    ------    ------
  Contract value of plan assets at end of year.......   4,619     4,726     1,318     1,199
                                                       ------    ------    ------    ------
Over (under) funded..................................     474       989      (224)     (284)
Unrecognized net asset at transition.................     (31)      (66)       --        --
Unrecognized net actuarial losses (gains)............       2      (564)     (478)     (487)
Unrecognized prior service cost......................     109       127       (89)       (2)
                                                       ------    ------    ------    ------
Prepaid (accrued) benefit cost.......................  $  554    $  486    $ (791)   $ (773)
                                                       ======    ======    ======    ======
Qualified plan prepaid pension cost..................  $  775    $  632
Non-qualified plan accrued pension cost..............    (263)     (182)
Unamortized prior service cost.......................      14        17
Accumulated other comprehensive income...............      28        19
                                                       ------    ------
Prepaid benefit cost.................................  $  554    $  486
                                                       ======    ======

     The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows:

                                                                 NON-QUALIFIED
                                              QUALIFIED PLAN         PLAN              TOTAL
                                             -----------------   -------------   -----------------
                                              2000      1999     2000    1999     2000      1999
                                             -------   -------   -----   -----   -------   -------
                                                             (DOLLARS IN MILLIONS)
Aggregate projected benefit obligation.....  $(3,775)  $(3,482)  $(370)  $(255)  $(4,145)  $(3,737)
Aggregate contract value of plan assets
  (principally Company contracts)..........    4,619     4,726      --      --     4,619     4,726
                                             -------   -------   -----   -----   -------   -------
Over (under) funded........................  $   844   $ 1,244   $(370)  $(255)  $   474   $   989
                                             =======   =======   =====   =====   =======   =======

                                 METLIFE, INC.

     The assumptions used in determining the aggregate projected benefit obligation and aggregate contract value for the pension and other benefits were as follows:

                                             PENSION BENEFITS             OTHER BENEFITS
                                       ----------------------------   ----------------------
                                           2000           1999          2000         1999
                                       ------------   -------------   ---------   ----------
                                                       (DOLLARS IN MILLIONS)
Weighted average assumptions at
  December 31:
Discount rate........................  6.9% - 7.75%   6.25% - 7.75%   6% - 7.5%   6% - 7.75%
Expected rate of return on plan
  assets.............................    8% - 9%         8% - 10.5%   6% - 9%     6% - 9%
Rate of compensation increase........    4% - 6%       4.5% - 8.5%       N/A         N/A

     The assumed health care cost trend rates used in measuring the accumulated nonpension postretirement benefit obligation were 6.5% per year for pre-Medicare eligible claims and 6% for Medicare eligible claims in 2000 and 1999.

     Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                            ONE PERCENT    ONE PERCENT
                                                             INCREASE       DECREASE
                                                            -----------    -----------
                                                              (DOLLARS IN MILLIONS)
Effect on total of service and interest cost components...     $ 16           $ 13
Effect of accumulated postretirement benefit obligation...     $143           $118

     The components of periodic benefit costs were as follows:

                                                PENSION BENEFITS        OTHER BENEFITS
                                              ---------------------   ------------------
                                              2000    1999    1998    2000   1999   1998
                                              -----   -----   -----   ----   ----   ----
                                                        (DOLLARS IN MILLIONS)
Service cost................................  $  98   $ 100   $  90   $ 29   $ 28   $ 31
Interest cost...............................    291     271     257    113    107    114
Expected return on plan assets..............   (420)   (363)   (337)   (97)   (89)   (79)
Amortization of prior actuarial gains.......    (19)     (6)    (11)   (22)   (11)   (13)
Curtailment (credit) cost...................     (3)    (17)    (10)     2     10      4
                                              -----   -----   -----   ----   ----   ----
Net periodic benefit (credit) cost..........  $ (53)  $ (15)  $ (11)  $ 25   $ 45   $ 57
                                              =====   =====   =====   ====   ====   ====

  SAVINGS AND INVESTMENT PLANS

     The Company sponsors savings and investment plans for substantially all employees under which the Company matches a portion of employee contributions. The Company contributed $65 million, $45 million and $43 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 METLIFE, INC.

6. CLOSED BLOCK

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience related to the closed block are, in the aggregate, more or less favorable than what was assumed when the closed block was established, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the closed block. The closed block will continue in effect as long as any policy in the closed block remains in-force. The expected life of the closed block is over 100 years.

     The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block is greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block is less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings. Amounts reported at April 7, 2000 and for the period after demutualization are as of April 1, 2000 and for the period beginning on April 1, 2000 (the effect of transaction from April 1, 2000 through April 6, 2000 are not considered material).

                                 METLIFE, INC.

     Closed block liabilities and assets designated to the closed block at December 31, 2000 and April 7, 2000 were as follows:

                                                     DECEMBER 31,    APRIL 7,
                                                         2000          2000
                                                     ------------    --------
                                                      (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits.............................    $39,415       $38,661
Other policyholder funds...........................        278           321
Policyholder dividends payable.....................        740           747
Policyholder dividend obligation...................        385            --
Payable under securities loaned transactions.......      3,268         1,856
Other..............................................         37           330
                                                       -------       -------
          Total closed block liabilities...........     44,123        41,915
                                                       -------       -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair
     value (amortized cost: $25,660 and $24,725)...     25,634        23,940
  Equity securities, at fair value (cost: $51).....         54            --
  Mortgage loans on real estate....................      5,801         4,744
  Policy loans.....................................      3,826         3,762
  Short-term investments...........................        223           168
  Other invested assets............................        248           325
                                                       -------       -------
          Total investments........................     35,786        32,939
Cash and cash equivalents..........................        661           655
Accrued investment income..........................        557           538
Deferred income taxes..............................      1,234         1,390
Premiums and other receivables.....................        117           267
                                                       -------       -------
          Total assets designated to the closed
            block..................................     38,355        35,789
                                                       -------       -------
Excess of closed block liabilities over assets
  designated to the closed block...................      5,768         6,126
                                                       -------       -------
Amounts included in other comprehensive loss:
  Net unrealized investment loss, net of deferred
     income tax of $9 and $287.....................        (14)         (498)
  Allocated to policyholder dividend obligation,
     net of deferred income tax of $143............       (242)           --
                                                       -------       -------
                                                          (256)         (498)
                                                       -------       -------
Maximum future earnings to be recognized from
  closed block assets and liabilities..............    $ 5,512       $ 5,628
                                                       =======       =======

     Information regarding the policyholder dividend obligation is as follows:

                                                    (DOLLARS IN MILLIONS)
Balance at April 7, 2000..........................          $  --
Change in policyholder dividend obligation........             85
Net investment losses.............................            (85)
Net unrealized investment gains at December 31,
  2000............................................            385
                                                            -----
Balance at December 31, 2000......................          $ 385
                                                            =====

                                 METLIFE, INC.

     Closed block revenues and expenses were as follows:

                                                        APRIL 7, 2000
                                                           THROUGH
                                                      DECEMBER 31, 2000
                                                    ---------------------
                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums..........................................          $2,900
Net investment income.............................           1,949
Net investment losses (net of amounts allocable to
  the policyholder dividend obligation of
  $(85))..........................................            (150)
                                                            ------
          Total revenues                                     4,699
                                                            ------
EXPENSES
Policyholder benefits and claims..................           2,874
Policyholder dividends............................           1,132
Change in policyholder dividend obligation
  (includes amounts directly related to net
  investment losses of $(85)).....................              85
Other expenses....................................             425
                                                            ------
          Total expenses                                     4,516
                                                            ------
Revenues net of expenses before income taxes......             183
Income taxes......................................              67
                                                            ------
Revenues net of expenses and income taxes.........          $  116
                                                            ======

     The change in maximum future earnings of the closed block was as follows:

                                                    (DOLLARS IN MILLIONS)
April 7, 2000.....................................         $5,628
December 31, 2000.................................          5,512
                                                           ------
Change during the period..........................         $ (116)
                                                           ======

     Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the plan of reorganization. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

7. SEPARATE ACCOUNTS

     Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $53,656 million and $47,618 million at December 31, 2000 and 1999, respectively, for which the policyholder assumes the investment risk, and guaranteed separate accounts totaling $16,594 million and $17,323 million at December 31, 2000 and 1999, respectively, for which the Company contractually guarantees either a minimum return or account value to the policyholder.

     Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues as universal life and investment-type product policy fees and totaled $667 million, $485 million and $413 million for the years ended December 31, 2000, 1999 and 1998, respectively. Guaranteed separate accounts consisted primarily of Met Managed Guaranteed Interest Contracts and participating close out contracts. The average interest rates credited on these contracts were 6.9% and 6.5% at December 31, 2000 and 1999, respectively. The assets that support these liabilities were comprised of $15,708 million and $16,874 million in fixed

                                 METLIFE, INC.

maturities at December 31, 2000 and 1999, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, these investment products carry a graded surrender charge as well as a market value adjustment.

8. DEBT

     Debt consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN MILLIONS)
Surplus notes, interest rates ranging from 6.30% to
  7.80%, maturity dates ranging from 2003 to 2025........   $1,650       $1,546
Investment related exchangeable debt, interest rates
  ranging from 4.90% to 5.40%, due 2001 and 2002.........      271          369
Fixed rate notes, interest rates ranging from 5.29% to
  10.50%, maturity dates ranging from 2001 to 2009.......      316          187
Senior notes, interest rates ranging from 7.06% to 7.25%,
  maturity dates ranging from 2003 to 2007...............       98          270
Capital lease obligations................................       42           44
Other notes with varying interest rates..................       49           98
                                                            ------       ------
Total long-term debt.....................................    2,426        2,514
Total short-term debt....................................    1,094        4,208
                                                            ------       ------
          Total..........................................   $3,520       $6,722
                                                            ======       ======

     Metropolitan Life and certain of its subsidiaries maintain committed and unsecured credit facilities aggregating $2,000 million (five-year facility of $1,000 million expiring in April 2003 and a 364-day facility of $1,000 million expiring in April of 2001). Both facilities bear interest at LIBOR plus 20 basis points. The facilities can be used for general corporate purposes and also provide backup for the Company's commercial paper program. At December 31, 2000, there were no outstanding borrowings under either of the facilities.

     Reinsurance Group of America, Incorporated ("RGA"), a subsidiary of the Company, maintains committed and unsecured credit facilities aggregating $178 million (two three-year facilities of $140 million and $22 million expiring May 2003 and a three month $16 million revolving line of credit). The interest on borrowing is based on the terms of each specific borrowing. At December 31, 2000 there was $98 million outstanding under these facilities. Subsequent to December 31, 2000, RGA amended its revolving line of credit agreement into a $20 million facility.

     Payments of interest and principal on the surplus notes, subordinated to all other indebtedness, may be made only with the prior approval of the insurance department of the state of domicile. Subject to the prior approval of the Superintendent, the $300 million 7.45% surplus notes due 2023 may be redeemed, in whole or in part, at the election of Metropolitan Life at any time on or after November 1, 2003.

     Each issue of investment related debt is payable in cash or by delivery of an underlying security owned by the Company. The amount of the debt payable at maturity is greater than the principal of the debt if the market value of the underlying security appreciates above certain levels at the date of debt repayment as compared to the market value of the underlying security at the date of debt issuance. At December 31, 2000, the underlying securities pledged as collateral had a market value of $295 million.

     The aggregate maturities of long-term debt for the Company are $172 million in 2001, $210 million in 2002, $500 million in 2003, $14 million in 2004, $381 million in 2005 and $1,149 million thereafter.

                                 METLIFE, INC.

     Short-term debt of the Company consisted of commercial paper with a weighted average interest rate of 6.60% and 6.05% and a weighted average maturity of 44 days and 74 days at December 31, 2000 and 1999, respectively.

     Interest expense related to the Company's indebtedness was $377 million, $384 million and $333 million for the years ended December 31, 2000, 1999 and 1998, respectively.

9. COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     On April 7, 2000, MetLife Capital Trust I, a Delaware statutory business trust wholly owned by the Holding Company, issued 20,125,000 8.00% equity security units ("units"). Each unit consists of (i) a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of the Holding Company on May 15, 2003 (52,771,250 shares at December 31, 2000 based on the average market price at December 31, 2000) and (ii) a capital security, with a stated liquidation amount of $50.00 and mandatorily redeemable on May 15, 2005. The number of shares to be purchased at such date will be determined based on the average trading price of the Holding Company's common stock. The proceeds from the sale of the units were used to acquire $1,006 million 8.00% debentures of the Holding Company ("MetLife debentures"). The capital securities represent undivided beneficial ownership interests in MetLife Capital Trust I's assets, which consist solely of the MetLife debentures. These securities are pledged to collateralize the obligations of the unit holder under the related purchase contracts. Holders of the capital securities are entitled to receive cumulative cash distributions accruing from April 7, 2000 and payable quarterly in arrears commencing August 15, 2000 at an annual rate of 8.00%. The Holding Company irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. Holders of the capital securities generally have no voting rights. Capital securities outstanding at December 31, 2000 were $972 million, net of unamortized discount of $34 million.

     The MetLife debentures bear interest at an annual rate of 8.00% of the principal amount, payable quarterly in arrears commencing August 15, 2000 and mature on May 15, 2005. These debentures are unsecured. The Holding Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation, reorganization or otherwise, is subject to the prior claims of creditors of the subsidiary, except to the extent the Holding Company may be recognized as a creditor of that subsidiary. Accordingly, the Holding Company's obligations under the debentures are effectively subordinated to all existing and future liabilities of its subsidiaries.

     In connection with the contribution to Metropolitan Life of the net proceeds from the initial public offering, the private placements and the units offering, Metropolitan Life issued to the Holding Company a $1,006 million 8.00% mandatorily convertible note due 2005 having the same interest and payment terms as set forth in the MetLife debentures issued to MetLife Capital Trust I. The principal amount of the capital note is mandatorily convertible into common stock of Metropolitan Life upon maturity or acceleration of the capital note and without any further action by the Holding Company or Metropolitan Life. In addition, the capital note provides that Metropolitan Life may not make any payment of principal or interest on the capital note so long as specified payment restrictions exist and have not been waived by the Superintendent. Payment restrictions would exist if Metropolitan Life fails to exceed certain thresholds relative to the level of its statutory risk-based capital or the amount of its outstanding capital notes, surplus notes or similar obligations. At December 31, 2000, Metropolitan Life's statutory total adjusted capital exceeded these limitations.

     In June 1997, GenAmerica Corporation ("GenAmerica") issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. GenAmerica has fully and unconditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities

                                 METLIFE, INC.

any time after June 30, 2007. Capital securities outstanding at December 31, 2000 were $118 million, net of unamortized discount of $7 million.

10. COMMITMENTS AND CONTINGENCIES

  LITIGATION

     Metropolitan Life is currently a defendant in approximately 500 lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims."

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

     In addition to dismissing the consolidated class actions, the District Court's order also bars sales practices claims by class members with respect to policies or annuities issued by the defendant insurers during the class period, effectively resolving all pending sales practices class actions against these insurers in the United States.

     Under the terms of the order, only those class members who excluded themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for policies or annuities issued during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement. At December 31, 2000, approximately 300 of these "opt-outs" have filed new individual lawsuits.

     The settlement provides three forms of relief. General relief, in the form of free death benefits, is provided automatically to class members who did not exclude themselves from the settlement or who did not elect the claim evaluation procedures set forth in the settlement. The claim evaluation procedures permit a class member to have a claim evaluated by a third party under procedures set forth in the settlement. Claim awards made under the claim evaluation procedures will be in the form of policy adjustments, free death benefits or, in some instances, cash payments. In addition, class members who have or had an ownership interest in specified policies will also automatically receive deferred acquisition cost tax relief in the form of free death benefits. The settlement fixes the aggregate amounts that are available under each form of relief. Implementation of the class action settlement is proceeding.

     Metropolitan Life expects that the total cost of the settlement will be approximately $957 million. This amount is equal to the amount of the increase in liabilities for the death benefits and policy adjustments and the present value of expected cash payments to be provided to included class members, as well as attorneys' fees and expenses and estimated other administrative costs, but does not include the cost of litigation with policyholders who are excluded from the settlement. The Company believes that the cost of the settlement will be substantially covered by available reinsurance and the provisions made in the consolidated financial statements, and thus will not have a material adverse effect on its business, results of operations or financial position. Metropolitan Life made some recoveries in 2000 under those reinsurance agreements and, although there is no assurance that other reinsurance claim submissions will be paid, Metropolitan Life believes payment is likely to occur. The Company believes it has made adequate provision in the consolidated financial statements for all probable losses for sales practices claims, includ-

                                 METLIFE, INC.

ing litigation costs involving policyholders who are excluded from the settlement as well as for the two class action settlements described in the two paragraphs immediately following the next paragraph.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada. A certified class action with conditionally certified subclasses is pending in the United States District Court for the Southern District of New York against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants alleging improper sales abroad; settlement discussions are continuing.

     Separate from the Metropolitan Life class action settlement, similar sales practices class action litigation against New England Mutual Life Insurance Company ("New England Mutual"), with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, has been settled. The New England Mutual case, a consolidated multidistrict litigation in the United States District Court for the District of Massachusetts, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. The settlement of this case was approved by the District Court in October 2000 and is not being appealed. Implementation of the class action settlement is proceeding. The Company expects that the total cost of this settlement will be approximately $150 million. Approximately 2,400 class members opted-out of the settlement. As of December 31, 2000, New England Mutual was a defendant in approximately 30 opt-out lawsuits involving sales practices claims.

     The settlement of the consolidated multidistrict sales practices class action case against General American was approved by the United States District Court for the Eastern District of Missouri. The General American case involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. One appeal has been filed. The Company expects that the approximate cost of the settlement will be $55 million, not including legal fees and costs for plaintiffs' counsel. The District Court has scheduled a hearing in March 2001 with respect to plaintiffs' class counsels' request for such fees and costs. Approximately 700 class members have elected to exclude themselves from the General American settlement. As of December 31, 2000, General American was a defendant in approximately ten opt-out lawsuits involving sales practices claims.

     In the past, some individual sales practices claims have been resolved through settlement, have been won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England Mutual's or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

     Metropolitan Life is also a defendant in numerous lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits, currently numbering in the thousands, have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. While Metropolitan Life believes it has

                                 METLIFE, INC.

meritorious defenses to these claims, and has not suffered any adverse judgments in respect of these claims, most of the cases have been resolved by settlements. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate. The number of such cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

     Significant portions of amounts paid in settlement of such cases have been funded with proceeds from a previously-resolved dispute with Metropolitan Life's primary, umbrella and first level excess liability insurance carriers. Metropolitan Life was involved in litigation with several of its excess liability insurers regarding amounts payable under its policies with respect to coverage for these claims. The trial court granted summary judgment to these insurers and Metropolitan Life appealed. The Connecticut Supreme Court in 2001 affirmed the decision of the trial court. The Company believes that Metropolitan Life's asbestos-related litigation with these insurers should have no effect on its recoveries under excess insurance policies that were obtained in 1998 for asbestos-related claims.

     The Company has recorded, in other expenses, charges of $15 million ($10 million after-tax), $499 million ($317 million after-tax), and $1,895 million ($1,203 million after-tax) for the years ended December 31, 2000, 1999, and 1998, respectively, for sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products. The 2000 charge was principally related to sales practices claims. The 1999 charge was principally related to the settlement of the multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. The 1998 charge was comprised of $925 million and $970 million for sales practices claims and asbestos-related claims, respectively. The Company recorded the charges for sales practices claims in 1998 based on preliminary settlement discussions and the settlement history of other insurers.

     Prior to the fourth quarter of 1998, Metropolitan Life established a liability for asbestos-related claims based on settlement costs for claims that Metropolitan Life had settled, estimates of settlement costs for claims pending against Metropolitan Life and an estimate of settlement costs for unasserted claims. The amount for unasserted claims was based on management's estimate of unasserted claims that would be probable of assertion. A liability is not established for claims which management believes are only reasonably possible of assertion. Based on this process, the accrual for asbestos-related claims at December 31, 1997 was $386 million. Potential liabilities for asbestos-related claims are not easily quantified, due to the nature of the allegations against Metropolitan Life, which are not related to the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products, adding to the uncertainty as to the number of claims that may be brought against Metropolitan Life.

     During 1998, Metropolitan Life decided to pursue the purchase of excess insurance to limit its exposure to asbestos-related claims. In connection with the negotiations with the casualty insurers to obtain this insurance, Metropolitan Life obtained information that caused management to reassess the accruals for asbestos-related claims. This information included:

     - Information from the insurers regarding the asbestos-related claims experience of other insureds, which indicated that the number of claims that were probable of assertion against Metropolitan Life in the future was significantly greater than it had assumed in its accruals. The number of claims brought against Metropolitan Life is generally a reflection of the number of asbestos-related claims brought against asbestos defendants generally and the percentage of those claims in which Metropolitan Life is included as a defendant. The information provided to Metropolitan Life relating to other insureds indicated that Metropolitan Life had been included as a defendant for a significant percentage of total asbestos-related claims and that it may be included in a larger percentage of claims in the future, because of greater awareness of asbestos litigation generally by potential plaintiffs and plaintiffs' lawyers and because of the bankruptcy and reorganization or the exhaustion

                                 METLIFE, INC.

       of insurance coverage of other asbestos defendants; and that, although volatile, there was an upward trend in the number of total claims brought against asbestos defendants.

     - Information derived from actuarial calculations Metropolitan Life made in the fourth quarter of 1998 in connection with these negotiations, which helped to frame, define and quantify this liability. These calculations were made using, among other things, current information regarding Metropolitan Life's claims and settlement experience (which reflected Metropolitan Life's decision to resolve an increased number of these claims by settlement), recent and historic claims and settlement experience of selected other companies and information obtained from the insurers.

     Based on this information, Metropolitan Life concluded that certain claims that previously were considered as only reasonably possible of assertion were probable of assertion, increasing the number of assumed claims to approximately three times the number assumed in prior periods. As a result of this reassessment, Metropolitan Life increased its liability for asbestos-related claims to $1,278 million at December 31, 1998.

     During 1998, Metropolitan Life paid $1,407 million of premiums for excess of loss reinsurance agreements and excess insurance policies, consisting of $529 million for the excess of loss reinsurance agreements for sales practices claims and excess mortality losses and $878 million for the excess insurance policies for asbestos-related claims.

     Metropolitan Life obtained the excess of loss reinsurance agreements to provide reinsurance with respect to sales practices claims made on or prior to December 31, 1999 and for certain mortality losses in 1999. These reinsurance agreements have a maximum aggregate limit of $650 million, with a maximum sublimit of $550 million for losses for sales practices claims. This coverage is in excess of an aggregate self-insured retention of $385 million with respect to sales practices claims and $506 million, plus Metropolitan Life's statutory policy reserves released upon the death of insureds, with respect to life mortality losses. At December 31, 1999, the subject losses under the reinsurance agreements due to sales practices claims and related counsel fees from the time Metropolitan Life entered into the reinsurance agreements did not exceed that self-insured retention. No recoveries were made with respect to the coverage for excess mortality losses for 1999. As noted above, recoveries have been made in 2000 under the reinsurance agreements for the sales practices claims. The maximum sublimit of $550 million for sales practices claims was within a range of losses that management believed were reasonably possible at December 31, 1998. Each excess of loss reinsurance agreement for sales practices claims and mortality losses contains an experience fund, which provides for payments to Metropolitan Life at the commutation date if experience is favorable at such date. The Company accounts for the aggregate excess of loss reinsurance agreements as reinsurance; however, if deposit accounting were applied, the effect on the Company's consolidated financial statements in 1998, 1999 and 2000 would not be significant.

     Under reinsurance accounting, the excess of the liability recorded for sales practices losses recoverable under the agreements of $550 million over the premium paid of $529 million resulted in a deferred gain of $21 million which was amortized into income over the settlement period from January 1999 through April 2000. Under deposit accounting, the premium would be recorded as an other asset rather than as an expense, and the reinsurance loss recoverable and the deferred gain would not have been recorded. Because the agreements also contain an experience fund which increases with the passage of time, the increase in the experience fund in 1999 and 2000 under deposit accounting would be recognized as interest income in an amount approximately equal to the deferred gain that was amortized into income under reinsurance accounting.

     The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention ($878 million of which was recorded as a recoverable at December 31, 2000, 1999 and 1998). The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims

                                 METLIFE, INC.

paid during the prior calendar year. Although amounts paid in any given year that are recoverable under the policies will be reflected as a reduction in the Company's operating cash flows for that year, management believes that the payments will not have a material adverse effect on the Company's liquidity. Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to the Company at the commutation date if experience under the policy to such date has been favorable, or pro rata reductions from time to time in the loss reimbursements to the Company if the cumulative return on the reference fund is less than the return specified in the experience fund.

     The Company believes adequate provision has been made in its consolidated financial statements for all reasonably probable and estimable losses for sales practices and asbestos-related claims.

     With respect to Metropolitan Life's asbestos litigation, estimates can be uncertain due to the limitations of available data and the difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to settle claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation may result in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of recent bankruptcy filings by certain other defendants. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements. Metropolitan Life will continue to study the variables in light of additional information, including legislative and judicial developments, gained over time in order to identify trends that may become evident and to assess their impact on the previously established liability; future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     A purported class action suit involving policyholders in four states has been filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment, and discovery has commenced. A class certification motion has been denied. Similar "diminished value" purported class action suits have been filed in Texas and Tennessee against Metropolitan Property and Casualty Insurance Company. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. A motion for class certification is pending. In addition, a plaintiff in Louisiana state court recently amended an individual lawsuit to state a putative class action on behalf of Louisiana insureds challenging the method that Metropolitan Property and Casualty Insurance Company uses to determine the value of a motor vehicle that has sustained a total loss. A class certification motion is pending. These suits are in the early stages of litigation and Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company intend to defend themselves vigorously against these suits. Similar suits have been filed against many other personal lines property and casualty insurers.

     The United States, the Commonwealth of Puerto Rico and various hotels and individuals have sued MetLife Capital Corporation, a former subsidiary of the Company, seeking damages for clean up costs, natural resource damages, personal injuries and lost profits and taxes based upon, among other things, a release of oil from a barge which was being towed by the M/V Emily S. In connection with the sale of MetLife Capital, the Company acquired MetLife Capital's potential liability with respect to the M/V Emily S lawsuits. MetLife Capital had entered into a sale and leaseback financing arrangement with respect to the M/V Emily S. The plaintiffs have taken the position that MetLife Capital, as the owner of record of the M/V

                                 METLIFE, INC.

Emily S, is responsible for all damages caused by the barge, including the oil spill. The claims of the governments of the United States and Puerto Rico were settled in 2000 within amounts previously accrued by the Company.

     Metropolitan Life has completed a tender offer to purchase the shares of Conning Corporation that it had not already owned. After Metropolitan Life had announced its intention to make a tender offer, three putative class actions were filed by Conning shareholders alleging that the prospective offer was inadequate and constituted a breach of fiduciary duty. The parties to the litigation have reached an agreement providing for a settlement of the actions; a motion seeking court approval for the settlement will be filed with the New York State Supreme Court in New York County after a final agreement is signed.

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. In addition, there remains a separate purported class action in New York state court in New York County and another in Kings County. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting. Some of the plaintiffs in the above described actions have also brought a proceeding under
Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Another purported class action is pending in the Supreme Court of the State of New York for New York County and has been brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. A purported class action was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions. The defendants have moved to dismiss most of these actions; the Kings County action and the Article 78 proceeding are being voluntarily held in abeyance.

     Three lawsuits were also filed against Metropolitan Life in 2000 in the United States District Courts for the Southern District of New York, for the Eastern District of Louisiana, and for the District of Kansas, alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. The plaintiffs in these three purported class actions seek unspecified compensatory damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses to the plaintiffs' claims and is contesting vigorously plaintiffs' claims in these actions. Metropolitan Life has successfully transferred the Louisiana action to the United States District Court for the Southern District of New York and has also filed a motion to transfer the Kansas action to the same court. Metropolitan Life has moved for summary

                                 METLIFE, INC.

judgment in the two actions pending in New York, citing the applicable statute of limitations. The New York cases are scheduled for trial in November 2001.

     Insurance departments in a number of states have initiated inquiries in 2000 about possible race-based underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in the respective states, including Metropolitan Life and certain of its subsidiaries. The New York Insurance Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life and certain of its subsidiaries, concerning possible past race-based underwriting practices.

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

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on the Company's consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

  LEASES

     In accordance with industry practice, certain of the Company's income from lease agreements with retail tenants is contingent upon the level of the tenants' sales revenues. Additionally, the Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. Future minimum rental and subrental income, and minimum gross rental payments relating to these lease agreements were as follows:

                                                                     GROSS
                                              RENTAL    SUBLEASE     RENTAL
                                              INCOME     INCOME     PAYMENTS
                                              ------    --------    --------
                                                  (DOLLARS IN MILLIONS)
2001........................................  $  881      $17         $145
2002........................................     679       15          114
2003........................................     631       12           93
2004........................................     574       11           76
2005........................................     538       11           61
Thereafter..................................   2,322       21          264

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,311 million and $1,131 million at December 31, 2000 and 1999, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

                                 METLIFE, INC.

11. ACQUISITIONS AND DISPOSITIONS

  ACQUISITIONS

     On January 6, 2000, Metropolitan Life completed its acquisition of GenAmerica for $1.2 billion. As part of the GenAmerica acquisition, General American Life Insurance Company paid Metropolitan Life a fee of $120 million in connection with the assumption of certain funding agreements. The fee has been considered as part of the purchase price of GenAmerica. GenAmerica is a holding company which includes General American Life Insurance Company, approximately 49% of the outstanding shares of RGA common stock, a provider of reinsurance, and 61.0% of the outstanding shares of Conning Corporation ("Conning") common stock, an asset manager. Metropolitan Life owned 10% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. At December 31, 2000 Metropolitan Life's ownership percentage of the outstanding shares of RGA common stock was approximately 59%.

     In April 2000, Metropolitan Life acquired the outstanding shares of Conning common stock not already owned by Metropolitan Life for $73 million.

     The Company's total revenues and net income for the year ended December 31, 1999 on both a historical and pro forma basis as if the acquisition of GenAmerica had occurred on January 1, 1999 were as follows:

                                                            TOTAL         NET
                                                           REVENUES      INCOME
                                                          ----------    --------
                                                          (DOLLARS IN MILLIONS)
Historical..............................................    $25,421       $617
Pro forma (unaudited)...................................    $29,278       $403

     The pro forma results include adjustments to give effect to the amortization of discounts on fixed maturities, goodwill and value of business acquired, adjustments to liabilities for future policy benefits, and certain other adjustments, together with related income tax effects. The pro forma information is not necessarily indicative of the results that would have occurred had the purchase been made on January 1, 1999 or the future results of the combined operations.

  DISPOSITIONS

     During 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies L.P. This transaction resulted in an investment gain of $663 million.

     During 1998, the Company sold MetLife Capital Holdings, Inc. (a commercial financing company) and a substantial portion of its Canadian and Mexican insurance operations, which resulted in an investment gain of $531 million.

12. INCOME TAXES

     The provision for income taxes was as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             2000      1999      1998
                                                            ------     -----     -----
                                                              (DOLLARS IN MILLIONS)
Current:
  Federal.................................................  $(153)     $608      $666
  State and local.........................................     34        24        60
  Foreign.................................................      5         4        99
                                                            -----      ----      ----
                                                             (114)      636       825
                                                            -----      ----      ----

                                 METLIFE, INC.

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             2000      1999      1998
                                                            ------     -----     -----
                                                              (DOLLARS IN MILLIONS)
Deferred:
  Federal.................................................    563       (78)      (25)
  State and local.........................................      8         2        (8)
  Foreign.................................................      6        (2)      (54)
                                                            -----      ----      ----
                                                              577       (78)      (87)
                                                            -----      ----      ----
Provision for income taxes................................  $ 463      $558      $738
                                                            =====      ====      ====

     Reconciliations of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             2000      1999      1998
                                                            ------     -----     -----
                                                              (DOLLARS IN MILLIONS)
Tax provision at U.S. statutory rate......................  $ 496      $411      $728
Tax effect of:
  Tax exempt investment income............................    (52)      (39)      (40)
  Surplus tax.............................................   (145)      125        18
  State and local income taxes............................     30        18        31
  Prior year taxes........................................    (37)      (31)        4
  Demutualization costs...................................     21        56        --
  Payments to former Canadian policyholders...............    114        --        --
  Sales of businesses.....................................     31        --       (19)
  Other, net..............................................      5        18        16
                                                            -----      ----      ----
Provision for income taxes................................  $ 463      $558      $738
                                                            =====      ====      ====

                                 METLIFE, INC.

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN MILLIONS)
Deferred income tax assets:
  Policyholder liabilities and receivables...............   $3,057       $3,042
  Net operating losses...................................      262           72
  Net unrealized investment losses.......................       --          161
  Employee benefits......................................      167          192
  Litigation related.....................................      232          468
  Other..................................................      348          242
                                                            ------       ------
                                                             4,066        4,177
  Less: Valuation allowance..............................       78           72
                                                            ------       ------
                                                             3,988        4,105
                                                            ------       ------
Deferred income tax liabilities:
  Investments............................................    1,330        1,472
  Deferred policy acquisition costs......................    2,752        1,967
  Net unrealized investment gains........................      621           --
  Other..................................................       37           63
                                                            ------       ------
                                                             4,740        3,502
                                                            ------       ------
Net deferred income tax (liability) asset................   $ (752)      $  603
                                                            ======       ======

     Domestic net operating loss carryforwards amount to $404 million at December 31, 2000 and expire in 2020. Foreign net operating loss carryforwards amount to $354 million at December 31, 2000 and were generated in various foreign countries with expiration periods of five years to infinity.

     The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management's assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

     The Internal Revenue Service has audited the Company for the years through and including 1996. The Company is being audited for the years 1997, 1998 and 1999. The Company believes that any adjustments that might be required for open years will not have a material effect on the Company's consolidated financial statements.

13. REINSURANCE

     The Company's life insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, and to provide additional capacity for future growth. Risks in excess of $25 million on single survivorship policies and $35 million on joint survivorship policies are 100 percent coinsured. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. In addition, the Company has exposure to catastrophes, which are an inherent risk of the property and casualty insurance business and could contribute to significant fluctuations in the Company's results of operations. The Company uses excess of loss and quota share reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposure to larger risks. The Com-

                                 METLIFE, INC.

pany is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

     The Company is engaged in life reinsurance whereby it indemnifies another insurance company for all or a portion of the insurance risk underwritten by the ceding company.

     See Note 10 for information regarding certain excess of loss reinsurance agreements providing coverage for risks associated primarily with sales practices claims.

     The amounts in the consolidated statements of income are presented net of reinsurance ceded. The effects of reinsurance were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                      -----------------------------
                                                       2000       1999       1998
                                                      -------    -------    -------
                                                          (DOLLARS IN MILLIONS)
Direct premiums.....................................  $15,661    $13,249    $12,763
Reinsurance assumed.................................    2,918        484        409
Reinsurance ceded...................................   (2,262)    (1,645)    (1,669)
                                                      -------    -------    -------
Net premiums........................................  $16,317    $12,088    $11,503
                                                      =======    =======    =======
Reinsurance recoveries netted against policyholder
  benefits..........................................  $ 1,942    $ 1,626    $ 1,744
                                                      =======    =======    =======

     Reinsurance recoverables, included in premiums and other receivables, were $3,410 million and $2,898 million at December 31, 2000 and 1999, respectively, including $1,359 million and $1,372 million, respectively, relating to reinsurance of long-term guaranteed interest contracts and structured settlement lump sum contracts accounted for as a financing transaction. Reinsurance and ceded commissions payables, included in other liabilities, were $225 million and $148 million at December 31, 2000 and 1999, respectively.

                                 METLIFE, INC.

     The following provides an analysis of the activity in the liability for benefits relating to property and casualty and group accident and non-medical health policies and contracts:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (DOLLARS IN MILLIONS)
Balance at January 1..................................  $ 3,789    $ 3,320    $ 3,655
  Reinsurance recoverables............................     (415)      (382)      (378)
                                                        -------    -------    -------
Net balance at January 1..............................    3,374      2,938      3,277
                                                        -------    -------    -------
Acquisition of business...............................       35        204         --
                                                        -------    -------    -------
Incurred related to:
  Current year........................................    3,773      3,129      2,726
  Prior years.........................................     (111)       (16)      (245)
                                                        -------    -------    -------
                                                          3,662      3,113      2,481
                                                        -------    -------    -------
Paid related to:
  Current year........................................   (2,243)    (2,012)    (1,967)
  Prior years.........................................   (1,023)      (869)      (853)
                                                        -------    -------    -------
                                                         (3,266)    (2,881)    (2,820)
                                                        -------    -------    -------
Net balance at December 31............................    3,805      3,374      2,938
  Add: reinsurance recoverables.......................      214        415        382
                                                        -------    -------    -------
Balance at December 31................................  $ 4,019    $ 3,789    $ 3,320
                                                        =======    =======    =======

14. OTHER EXPENSES

     Other expenses were comprised of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (DOLLARS IN MILLIONS)
Compensation..........................................  $ 2,712    $ 2,590    $ 2,478
Commissions...........................................    1,768        937        902
Interest and debt issue costs.........................      424        405        379
Amortization of policy acquisition costs (excludes
  amortization of $(95), $(46) and $240, respectively,
  related to investment (losses) gains)...............    1,478        930        641
Capitalization of policy acquisition costs............   (1,863)    (1,160)    (1,025)
Rent, net of sublease income..........................      296        239        155
Minority interest.....................................      115         55         67
Restructuring charge..................................       --         --         81
Other.................................................    3,297      2,759      4,341
                                                        -------    -------    -------
          Total other expenses........................  $ 8,227    $ 6,755    $ 8,019
                                                        =======    =======    =======

     During 1998, the Company recorded charges of $81 million to restructure headquarters operations and consolidate certain agencies and other operations. These costs were paid during 1999.

                                 METLIFE, INC.

15. STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     On September 29, 1999, the Holding Company adopted a stockholder rights plan (the "rights plan") under which each outstanding share of common stock issued between April 4, 2000 and the distribution date (as defined in the rights plan) will be coupled with a stockholder right. Each right will entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. Each one one-hundredth of a share of Series A Junior Participating Preferred Stock will have economic and voting terms equivalent to one share of common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings. Stockholder rights are not exercisable until the distribution date, and will expire at the close of business on April 4, 2010, unless earlier redeemed or exchanged by the Holding Company. The rights plan is designed to protect stockholders in the event of unsolicited offers to acquire the Holding Company and other coercive takeover tactics.

  COMMON STOCK

     On the date of demutualization, the Holding Company conducted an initial public offering of 202,000,000 shares of its common stock and concurrent private placements of an aggregate of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings were in addition to 494,466,664 shares of common stock of the Holding Company distributed to the Metropolitan Life Policyholder Trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, the Holding Company issued 30,300,000 additional shares of common stock as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

     On June 27, 2000, the Holding Company's Board of Directors authorized the repurchase of up to $1 billion of the Holding Company's outstanding common stock, over an unspecified period of time. Under this authorization, the Holding Company may purchase the common stock from the Metropolitan Life Policyholder Trust, in the open market, and in private transactions. Through December 31, 2000, 26,084,751 shares of common stock have been acquired for $613 million.

  DIVIDEND RESTRICTIONS

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized investment gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York State Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. At December 31, 2000, Metropolitan Life could pay the Holding Company a stockholder dividend of $721 million without prior approval of the Superintendent.

                                 METLIFE, INC.

  STOCK OPTION PLANS

     The Holding Company has adopted the MetLife, Inc. 2000 Stock Incentive Plan ("Stock Incentive Plan") and the MetLife, Inc. 2000 Directors Stock Plan ("Directors Stock Plan"). These plans provide for the issuance of incentive stock options primarily to employees and directors of the Company. Under the terms of these plans, options will be granted at not less than the fair market value of the common stock on the date of grant. Under the terms of the Stock Incentive Plan, options will become exercisable as established by the board of directors (generally ratably over three years) and generally will expire ten years from the date of grant. Under the terms of the Directors Stock Plan, options will have a term of ten years and vest immediately at the date of grant. At December 31, 2000, 37,823,333 shares of common stock are available for grant. There were no options granted or outstanding relating to these plans at December 31, 2000.

  STATUTORY EQUITY AND INCOME

     Applicable insurance department regulations require that the insurance subsidiaries prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from accounting principles generally accepted in the United States of America by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, not providing for deferred income taxes, reporting surplus notes as surplus, and valuing securities on a different basis. Statutory net income of Metropolitan Life, as filed with the Department, was $1,027 million, $790 million, and $875 million for the years ended 2000, 1999 and 1998, respectively; statutory capital and surplus,as filed, was $7,213 million and $7,630 million at December 31, 2000 and 1999, respectively.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Department requires adoption of the Codification, with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The Company believes that the adoption, effective January 1, 2001, of the Codification by the NAIC and the Codification as modified by the Department, as currently interpreted, will not adversely affect statutory capital and surplus.

                                 METLIFE, INC.

16. OTHER COMPREHENSIVE INCOME (LOSS)

     The following table sets forth the reclassification adjustments required for the years ended December 31, 2000, 1999 and 1998 to avoid double-counting in other comprehensive income (loss) items that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

                                                               2000      1999       1998
                                                              ------    -------    ------
                                                                 (DOLLARS IN MILLIONS)
Holding gains (losses) on investments arising during the
  year......................................................  $2,789    $(6,314)   $1,493
Income tax effect of holding gains or losses................    (969)     2,262      (617)
Reclassification adjustments:
  Recognized holding losses (gains) included in current year
     income.................................................     989         38    (2,013)
  Amortization of premium and discount on investments.......    (499)      (307)     (350)
  Recognized holding (losses) gains allocated to other
     policyholder amounts...................................     (54)       (67)      608
  Income tax effect.........................................    (151)       120       729
Allocation of holding (gains) losses on investments relating
  to other policyholder amounts.............................    (971)     3,788      (351)
Income tax effect of allocation of holding gains or losses
  to other policyholder amounts.............................     338     (1,357)      143
                                                              ------    -------    ------
Net unrealized investment gains (losses)....................   1,472     (1,837)     (358)
                                                              ------    -------    ------
Foreign currency translation adjustments arising during the
  year......................................................      (6)        50      (115)
Reclassification adjustment for sale of investment in
  foreign operation.........................................      --         --         2
                                                              ------    -------    ------
Foreign currency translation adjustment.....................      (6)        50      (113)
                                                              ------    -------    ------
Minimum pension liability adjustment........................      (9)        (7)      (12)
                                                              ------    -------    ------
Other comprehensive income (loss)...........................  $1,457    $(1,794)   $ (483)
                                                              ======    =======    ======

17. EARNINGS AFTER DATE OF DEMUTUALIZATION AND EARNINGS PER SHARE

     Net income after the date of demutualization is based on the results of operations after March 31, 2000, adjusted for the payments to the former Canadian policyholders and costs of demutualization recorded in April 2000 which are applicable to the period prior to April 7, 2000.

     The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                               NET                     PER SHARE
                                                              INCOME      SHARES        AMOUNT
                                                              ------    -----------    ---------
                                                                    (DOLLARS IN MILLIONS,
                                                                    EXCEPT PER SHARE DATA)
FOR THE PERIOD APRIL 7, 2000 THROUGH DECEMBER 31, 2000
Amounts for basic earnings per share........................  $1,173    772,027,666      $1.52
                                                              ======                     =====
Incremental shares from conversion of forward purchase
  contracts.................................................             16,480,028
                                                                        -----------
Amounts for diluted earnings per share......................  $1,173    788,507,694      $1.49
                                                              ======    ===========      =====

                                 METLIFE, INC.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are summarized in the table below:

                                                   THREE MONTHS ENDED
                                   --------------------------------------------------
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                   --------    -------    ------------    -----------
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
2000
Total revenues...................   $7,666     $8,111        $7,744         $8,426
Total expenses...................    7,247      8,094         7,432          7,758
Net income (loss)................      236       (115)*         241            591
Basic earnings per share.........      N/A       0.44          0.31           0.77
Diluted earnings per share.......      N/A       0.44          0.31           0.74

1999
Total revenues...................   $5,964     $6,172        $6,198         $7,087
Total expenses...................    5,560      6,303         5,779          6,604
Net income (loss)................      229       (120)          242            266

---------------
     N/A -- not applicable

     * Net income after date of demutualization is $341 million.

     Earnings per share data is presented only for periods after the date of demutualization.

     The unaudited results of operations for the fourth quarter of 2000 include an investment gain of $663 million from the sale of the Company's interest in Nvest, L.P. and Nvest Companies L.P. and a surplus tax credit of $175 million. As a result of the adoption of SOP 00-3 in the fourth quarter of 2000, total expenses for all periods include demutualization costs which were previously reported as an extraordinary item.

     On September 28, 1999, Metropolitan Life's board of directors adopted a plan of reorganization. Consequently, in the fourth quarter of 1999, Metropolitan Life was able to commit to state insurance regulatory authorities that it would establish investment sub-segments to further align investments with the traditional individual life business of the Individual Business segment. As a result, future dividends for the traditional individual life business will be determined based on the results of such investment sub-segments. Additionally, estimated future gross margins used to determine amortization of deferred policy acquisition costs and the amount of unrealized investment gains and losses relating to these products are based on investments in such sub-segments. Using the investments in the sub-segments to determine estimated gross margins and unrealized investment gains and losses increased 1999 amortization of deferred policy acquisition costs by $56 million, net of income taxes of $32 million, and decreased other comprehensive loss in 1999 by $123 million, net of income taxes of $70 million.

19. BUSINESS SEGMENT INFORMATION

     The Company provides insurance and financial services to customers in the United States, Canada, Central America, South America, Europe, South Africa, Asia and Australia. The Company's business is divided into six major segments:
Individual Business, Institutional Business, Reinsurance, Auto & Home, Asset Management and International. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

     Individual Business offers a wide variety of individual insurance and investment products, including life insurance, annuities and mutual funds. Institutional Business offers a broad range of group insurance and retirement and savings products and services, including group life insurance, non-medical health insurance

                                 METLIFE, INC.

such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Reinsurance provides life reinsurance and international life and disability on a direct and reinsurance basis. Auto & Home provides insurance coverages, including private passenger automobile, homeowners and personal excess liability insurance. Asset Management provides a broad variety of asset management products and services to individuals and institutions. International provides life insurance, accident and health insurance, annuities and retirement and savings products to both individuals and groups, and auto and homeowners coverage to individuals.

     Set forth in the tables below is certain financial information with respect to the Company's operating segments for the years ended December 31, 2000, 1999 and 1998. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except for the method of capital allocation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon income or loss from operations before provision for income taxes and non-recurring items (e.g. items of unusual or infrequent nature). The Company allocates non-recurring items (primarily consisting of sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products and demutualization costs) and, prior to its sale in 1998, the results of MetLife Capital Holdings, Inc., to the Corporate segment.

                                                                          AUTO
AT OR FOR THE YEAR ENDED                                                   &        ASSET
DECEMBER 31, 2000           INDIVIDUAL   INSTITUTIONAL    REINSURANCE     HOME    MANAGEMENT   INTERNATIONAL   CORPORATE
------------------------    ----------   -------------   -------------   ------   ----------   -------------   ---------
                                                               (DOLLARS IN MILLIONS)
Premiums..................   $  4,673       $ 6,900         $1,450       $2,636      $ --         $  660        $    --
Universal life and
 investment-type product
 policy fees..............      1,221           547             --           --        --             53             --
Net investment income.....      6,475         3,959            379          194        90            254            662
Other revenues............        838           673             29           40       760              9            121
Net investment gains
 (losses).................        227          (475)            (2)         (20)       --             18           (200)
Policyholder benefits and
 claims...................      5,054         8,178          1,096        2,005        --            562             (2)
Interest credited to
 policyholder account
 balances.................      1,680         1,090            109           --        --             56             --
Policyholder dividends....      1,742           124             21           --        --             32             --
Payments to former
 Canadian policyholders...         --            --             --           --        --            327             --
Demutualization costs.....         --            --             --           --        --             --            230
Other expenses............      3,511         1,753            513          827       784            292            773
Income (loss) before
 provision for income
 taxes....................      1,447           459            117           18        66           (275)          (418)
Net income (loss).........        920           307             69           30        34           (285)          (146)
Total assets..............    132,433        90,279          7,280        4,511       418          5,119         18,542
Deferred policy
 acquisition costs........      8,610           446          1,030          176        --            354              1
Separate account assets...     34,860        33,918             28           --        --          1,491             --
Policyholder
 liabilities..............     84,049        50,223          5,145        2,559        --          2,435             24
Separate account
 liabilities..............     34,860        33,918             28           --        --          1,491             --


AT OR FOR THE YEAR ENDED    CONSOLIDATION/
DECEMBER 31, 2000            ELIMINATION      TOTAL
------------------------    --------------   --------
                              (DOLLARS IN MILLIONS)
Premiums..................     $    (2)      $ 16,317
Universal life and
 investment-type product
 policy fees..............          (1)         1,820
Net investment income.....        (245)        11,768
Other revenues............         (38)         2,432
Net investment gains
 (losses).................          62           (390)
Policyholder benefits and
 claims...................          --         16,893
Interest credited to
 policyholder account
 balances.................          --          2,935
Policyholder dividends....          --          1,919
Payments to former
 Canadian policyholders...          --            327
Demutualization costs.....          --            230
Other expenses............        (226)         8,227
Income (loss) before
 provision for income
 taxes....................           2          1,416
Net income (loss).........          24            953
Total assets..............      (3,564)       255,018
Deferred policy
 acquisition costs........           1         10,618
Separate account assets...         (47)        70,250
Policyholder
 liabilities..............        (980)       143,455
Separate account
 liabilities..............         (47)        70,250

                                 METLIFE, INC.

                                                                        AUTO
AT OR FOR THE YEAR ENDED                                                 &        ASSET
DECEMBER 31, 1999           INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT   INTERNATIONAL   CORPORATE
------------------------    ----------   -------------   -----------   ------   ----------   -------------   ---------
                                                              (DOLLARS IN MILLIONS)
Premiums..................   $  4,289       $ 5,525        $   --      $1,751      $--           $523         $    --
Universal life and
 investment-type product
 policy fees..............        888           502            --          --       --             43              --
Net investment income.....      5,346         3,755            --         103       80            206             605
Other revenues............        558           629            --          21      803             12              59
Net investment (losses)
 gains....................        (14)          (31)           --           1       --              1             (41)
Policyholder benefits and
 claims...................      4,625         6,712            --       1,301       --            458              --
Interest credited to
 policyholder account
 balances.................      1,359         1,030            --          --       --             52              --
Policyholder dividends....      1,509           159            --          --       --             22              --
Demutualization costs.....         --            --            --          --       --             --             260
Other expenses............      2,719         1,589            --         514      795            248           1,031
Income (loss) before
 provision for income
 taxes....................        855           890            --          61       88              5            (668)
Net income (loss).........        555           567            --          56       51             21            (583)
Total assets..............    109,401        88,127            --       4,443    1,036          4,381          20,499
Deferred policy
 acquisition costs........      8,228           364            --         167       --            311              --
Separate account assets...     28,828        35,236            --          --       --            877              --
Policyholder
 liabilities..............     72,956        47,781            --       2,318       --          2,187               6
Separate account
 liabilities..............     28,828        35,236            --          --       --            877              --


AT OR FOR THE YEAR ENDED    CONSOLIDATION/
DECEMBER 31, 1999            ELIMINATION      TOTAL
------------------------    --------------   --------
                              (DOLLARS IN MILLIONS)
Premiums..................     $    --       $ 12,088
Universal life and
 investment-type product
 policy fees..............          --          1,433
Net investment income.....        (279)         9,816
Other revenues............          72          2,154
Net investment (losses)
 gains....................          14            (70)
Policyholder benefits and
 claims...................           4         13,100
Interest credited to
 policyholder account
 balances.................          --          2,441
Policyholder dividends....          --          1,690
Demutualization costs.....          --            260
Other expenses............        (141)         6,755
Income (loss) before
 provision for income
 taxes....................         (56)         1,175
Net income (loss).........         (50)           617
Total assets..............      (2,655)       225,232
Deferred policy
 acquisition costs........          --          9,070
Separate account assets...          --         64,941
Policyholder
 liabilities..............        (293)       124,955
Separate account
 liabilities..............          --         64,941

                                 METLIFE, INC.

                                                                        AUTO
AT OR FOR THE YEAR ENDED                                                 &        ASSET
DECEMBER 31, 1998           INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT   INTERNATIONAL   CORPORATE
------------------------    ----------   -------------   -----------   ------   ----------   -------------   ---------
                                                              (DOLLARS IN MILLIONS)
Premiums..................   $  4,323       $ 5,159          $--       $1,403     $   --        $  618        $    --
Universal life and
 investment-type product
 policy fees..............        817           475           --           --         --            68             --
Net investment income.....      5,480         3,885           --           81         75           343            682
Other revenues............        474           575           --           36        817            33            111
Net investment gains......        659           557           --          122         --           117            679
Policyholder benefits and
 claims...................      4,606         6,416           --        1,029         --           597            (10)
Interest credited to
 policyholder account
 balances.................      1,423         1,199           --           --         --            89             --
Policyholder dividends....      1,445           142           --           --         --            64             --
Demutualization costs.....         --            --           --           --         --            --              6
Other expenses............      2,577         1,613           --          386        799           352          2,601
Income (loss) before
 provision for income
 taxes....................      1,702         1,281           --          227         93            77         (1,125)
Net income (loss).........      1,069           846           --          161         49            56           (695)
Total assets..............    103,614        88,741           --        2,763      1,164         3,432         20,852
Deferred policy
 acquisition costs........      6,386           354           --           57         --           231             --
Separate account assets...     23,013        35,029           --           --         --            26             --
Policyholder
 liabilities..............     71,571        49,406           --        1,477         --         2,043              1
Separate account
 liabilities..............     23,013        35,029           --           --         --            26             --


AT OR FOR THE YEAR ENDED    CONSOLIDATION/
DECEMBER 31, 1998            ELIMINATION      TOTAL
------------------------    --------------   --------
                              (DOLLARS IN MILLIONS)
Premiums..................     $    --       $ 11,503
Universal life and
 investment-type product
 policy fees..............          --          1,360
Net investment income.....        (318)        10,228
Other revenues............         (52)         1,994
Net investment gains......        (113)         2,021
Policyholder benefits and
 claims...................          --         12,638
Interest credited to
 policyholder account
 balances.................          --          2,711
Policyholder dividends....          --          1,651
Demutualization costs.....          --              6
Other expenses............        (309)         8,019
Income (loss) before
 provision for income
 taxes....................        (174)         2,081
Net income (loss).........        (143)         1,343
Total assets..............      (5,220)       215,346
Deferred policy
 acquisition costs........          --          7,028
Separate account assets...          --         58,068
Policyholder
 liabilities..............        (295)       124,203
Separate account
 liabilities..............          --         58,068

     The Individual Business segment included an equity ownership interest in Nvest under the equity method of accounting. Nvest was included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual Business segment's equity in earnings of Nvest, which is included in net investment income, was $30 million, $48 million and $49 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Individual Business segment includes $538 million (after allocating $118 million to participating contracts) of the gain on the sale of Nvest in 2000. As part of the GenAmerica acquisition, the Company acquired General American Life Insurance Company, the results of which are included primarily in the Individual Business segment.

     The Reinsurance segment includes the life reinsurance business of RGA, acquired in 2000, combined with Exeter, an ancillary life reinsurance business of the Company. Exeter has been reported as a component of the Individual Business segment rather than as a separate segment for periods prior to January 1, 2000 due to its immateriality.

     The Auto & Home segment includes the standard personal lines property and casualty insurance operations of The St. Paul Companies which were acquired in September, 1999.

     As part of the GenAmerica acquisition, the Company acquired Conning, the results of which are included in the Asset Management segment.

     The International segment includes a $87 million gain resulting from the sale of a substantial portion of the Company's Canadian operations in 1998.

     The Corporate segment includes a $433 million gain resulting from the sale of MetLife Capital Holdings, Inc. in 1998.

                                 METLIFE, INC.

     Net investment income and net investment gains and losses are based upon the actual results of each segment's specifically identifiable asset portfolio. Other costs and operating costs were allocated to each of the segments based upon: (1) a review of the nature of such costs, (2) time studies analyzing the amount of employee compensation costs incurred by each segment, and (3) cost estimates included in the Company's product pricing.

     The consolidation/elimination column includes the elimination of all intersegment amounts and the Individual Business segment's ownership interest in Nvest. The principal component of the intersegment amounts related to intersegment loans, which bore interest at rates commensurate with related borrowings.

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $30,953 million, $24,637 million and $25,643 million for the years ended December 31, 2000, 1999 and 1998, respectively, which represented 97%, 97% and 96%, respectively, of consolidated revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this Item is hereby incorporated herein by reference to the sections entitled "Proposal One -- Election of Directors," "Corporate Governance -- Director Compensation" and "Corporate
Governance -- Executive Officers" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this Item is hereby incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item is hereby incorporated herein by reference to the sections entitled "Stock Ownership of Directors and Executive Officers" and "Ownership of MetLife Stock" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is hereby incorporated herein by reference to the section entitled "Corporate Governance -- Certain Relations and Related Party Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) The following documents are filed as part of this report:

        1. Financial Statements

           The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 78.

        2. Financial Statement Schedules

           The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 78.

        3. Exhibits

           The exhibits are listed in the Exhibit Index which begins on page
           E-1.

     (B) Reports on Form 8-K

        The following Reports on Form 8-K were filed during the fourth quarter of 2000:

        1. Form 8-K filed December 20, 2000 (dated December 19, 2000)

        2. Form 8-K filed December 8, 2000 (dated December 7, 2000)

        3. Form 8-K filed November 8, 2000 (dated November 7, 2000)

        4. Form 8-K field October 31, 2000 and dated October 30, 2000

        5. Form 8-K filed October 26, 2000 (dated October 26, 2000)

        6. Form 8-K filed October 25, 2000 (dated October 24, 2000)

     The following Reports on Form 8-K were filed during the first quarter of 2001:

        1. Form 8-K filed March 13, 2001 (dated March 13, 2001)

        2. Form 8-K filed February 13, 2001 (dated February 13, 2001)

        3. Form 8-K filed January 24, 2001 (dated January 23, 2001)

                                 METLIFE, INC.
                                   SCHEDULE I
  CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN AFFILIATES
                               DECEMBER 31, 2000
                             (DOLLARS IN MILLIONS)

                                                                                     AMOUNT AT
                                                          COST OR                      WHICH
                                                         AMORTIZED   ESTIMATED       SHOWN ON
                                                           COST      FAIR VALUE    BALANCE SHEET
                  TYPE OF INVESTMENT                     ---------   ----------   ---------------
Fixed maturities:
  Bonds:
     U.S. Treasury securities and obligations of U.S.
       government corporations and agencies............  $  8,461     $  9,634       $  9,634
     States and political subdivisions.................     1,563        1,639          1,639
     Foreign governments...............................     5,153        5,341          5,341
     Corporate.........................................    48,893       48,581         48,581
     Mortgage-and asset-backed securities..............    33,039       33,573         33,573
     Other.............................................    13,872       13,890         13,890
  Redeemable preferred stocks..........................       321          321            321
                                                         --------     --------       --------
          Total fixed maturities.......................   111,302      112,979        112,979
Equity securities:
  Common stocks........................................       872        1,602          1,602
  Nonredeemable preferred stocks.......................       577          591            591
                                                         --------     --------       --------
          Total equity securities......................     1,449        2,193          2,193
Mortgage loans on real estate..........................    21,951       22,847         21,951
Policy loans...........................................     8,158        8,914          8,158
Real estate and real estate joint ventures.............     5,438           --          5,438
Real estate acquired in satisfaction of debt...........        66           --             66
Other limited partnership interests....................     1,652           --          1,652
Short-term investments.................................     1,269        1,269          1,269
Other invested assets..................................     2,821           --          2,821
                                                         --------                    --------
          TOTAL INVESTMENTS............................  $154,106                    $156,527
                                                         ========                    ========

                                 METLIFE, INC.

                                  SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)

                                                                       AT
BALANCE SHEET                                                   DECEMBER 31, 2000
-------------                                                 ---------------------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................         $    11
Short-term investments......................................             339
Mandatorily convertible note -- affiliated..................           1,006
Investment in subsidiaries..................................          16,137
Other assets................................................              11
                                                                     -------
          Total assets......................................         $17,504
                                                                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Long-term debt -- affiliated................................         $ 1,037
Other liabilities...........................................              78
                                                                     -------
          Total liabilities.................................           1,115
          Total stockholders' equity........................          16,389
                                                                     -------
          Total liabilities and stockholders' equity........         $17,504
                                                                     =======

                                                                  FOR THE PERIOD
                                                                   APRIL 7, 2000
                                                             (DATE OF DEMUTUALIZATION)
                                                                      THROUGH
STATEMENT OF INCOME                                            DECEMBER 31, 2000(1)
-------------------                                          -------------------------
                                                               (DOLLARS IN MILLIONS)
Interest income.............................................          $   78
Interest expense............................................              74
Other expenses..............................................              38
                                                                      ------
     Loss before income tax benefit.........................             (34)
Income tax benefit..........................................             (12)
Equity in earnings of subsidiaries..........................           1,195
                                                                      ------
     Net income.............................................          $1,173
                                                                      ======

---------------

(1) MetLife, Inc. was incorporated August 10, 1999 as a wholly-owned subsidiary of Metropolitan Life. On April 7, 2000, Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. MetLife, Inc. commenced operations as a holding company on April 7, 2000.

                                 METLIFE, INC.

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)

                                                                  FOR THE PERIOD
                                                                   APRIL 7, 2000
                                                             (DATE OF DEMUTUALIZATION)
                                                                      THROUGH
                                                                 DECEMBER 31, 2000
                                                             -------------------------
                                                               (DOLLARS IN MILLIONS)
CONDENSED STATEMENT OF CASH FLOWS
Cash flows from operating activities:
Net income..................................................          $ 1,173
Undistributed earnings of subsidiaries(1)...................             (432)
Other, net..................................................               67
                                                                      -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............              808
                                                                      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments........................             (339)
Purchase of mandatorily convertible note....................           (1,006)
Purchase of subsidiary......................................              (33)
Capital contribution to subsidiary..........................           (3,700)
                                                                      -------
     Net cash used in investing activities..................           (5,078)
                                                                      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued.........................................            4,009
Treasury stock acquired.....................................             (613)
Dividends paid..............................................             (152)
Long-term debt issued.......................................           (1,037)
                                                                      -------
     Net cash provided by financing activities..............            4,281
                                                                      -------
Change in cash and cash equivalents.........................               11
Cash and cash equivalents, beginning of period..............               --
                                                                      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................          $    11
                                                                      =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest..................................................          $    63
                                                                      =======
  Income taxes..............................................          $    --
                                                                      =======

---------------
(1) In December 2000, $763 million of dividends were paid to the Holding Company by its subsidiary, Metropolitan Life.

                                 METLIFE, INC.
                                  SCHEDULE III
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                            DEFERRED POLICY     FUTURE POLICY      POLICYHOLDER   POLICYHOLDER
                              ACQUISITION     BENEFITS AND OTHER     ACCOUNT       DIVIDENDS     UNEARNED    PREMIUM REVENUE
SEGMENT                          COSTS        POLICYHOLDER FUNDS     BALANCES       PAYABLE      REVENUE    AND POLICY CHANGES
-------                     ---------------   ------------------   ------------   ------------   --------   ------------------
2000
Individual................      $ 8,610            $50,727           $32,455         $  867        $796          $ 5,894
Institutional.............          446             31,293            18,719            211           4            7,447
Reinsurance...............        1,030              3,016             2,129             --          --            1,450
Auto & Home...............          176              2,559                --             --          --            2,636
Asset Management..........           --                 --                --             --          --               --
International.............          354              1,423             1,008              4          25              713
Corporate.................            1                 24                --             --          --               --
Consolidation/
  elimination.............            1               (978)               (2)            --          --               (3)
                                -------            -------           -------         ------        ----          -------
                                $10,618            $88,064           $54,309         $1,082        $825          $18,137
                                =======            =======           =======         ======        ====          =======
1999
Individual................      $ 8,228            $44,962           $27,280         $  714        $799          $ 5,177
Institutional.............          364             29,895            17,627            259           6            6,027
Auto & Home...............          167              2,318                --             --          --            1,751
Asset Management..........           --                 --                --             --          --               --
International.............          311              1,192               994              1          15              566
Corporate.................           --                  6                --             --          --               --
Consolidation/
  elimination.............           --               (293)               --             --          --               --
                                -------            -------           -------         ------        ----          -------
                                $ 9,070            $78,080           $45,901         $  974        $820          $13,521
                                =======            =======           =======         ======        ====          =======
1998
Individual................      $ 6,386            $43,775           $27,109         $  687        $749          $ 5,140
Institutional.............          354             30,905            18,253            248           5            5,634
Auto & Home...............           57              1,477                --             --          --            1,403
Asset Management..........           --                 --                --             --          --               --
International.............          231                899             1,132             12           8              686
Corporate.................           --                  1                --             --          --               --
Consolidation/
  elimination.............           --               (295)               --             --          --               --
                                -------            -------           -------         ------        ----          -------
                                $ 7,028            $76,762           $46,494         $  947        $762          $12,863
                                =======            =======           =======         ======        ====          =======

                                 METLIFE, INC.
                            SCHEDULE III (CONTINUED)
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                                                               AMORTIZATION OF
                                                          AMORTIZATION OF      DEFERRED POLICY
                                                          DEFERRED POLICY     ACQUISITION COSTS
                        INVESTMENT     POLICYHOLDER      ACQUISITION COSTS     CHARGED AGAINST       OTHER
                         INCOME,       BENEFITS AND         CHARGED TO         NET INVESTMENT      OPERATING   PREMIUMS WRITTEN
SEGMENT                    NET       INTEREST CREDITED    OTHER EXPENSES       GAINS (LOSSES)      EXPENSES     EXCLUDING LIFE
-------                 ----------   -----------------   -----------------   -------------------   ---------   ----------------
2000
Individual............   $ 6,475          $ 6,734             $  723                $ (95)          $4,530          $   --
Institutional.........     3,959            9,268                 76                   --            1,801              --
Reinsurance...........       379            1,205                207                   --              327              --
Auto & Home...........       194            2,005                422                   --              405           2,686
Asset Management......        90               --                 --                   --              784              --
International.........       254              618                 50                   --              601             268
Corporate.............       662               (2)                --                   --            1,003              --
Consolidation/
  elimination.........      (245)              --                 --                   --             (226)             --
                         -------          -------             ------                -----           ------          ------
                         $11,768          $19,828             $1,478                $ (95)          $9,225          $2,954
                         =======          =======             ======                =====           ======          ======
1999
Individual............   $ 5,346          $ 5,984             $  625                $ (46)          $3,602          $   --
Institutional.........     3,755            7,742                 48                   --            1,701              --
Auto & Home...........       103            1,301                237                   --              277           2,109
Asset Management......        80               --                 --                   --              795              --
International.........       206              510                 20                   --              250              64
Corporate.............       605               --                 --                   --            1,291              --
Consolidation/
  elimination.........      (279)               4                 --                   --             (141)             --
                         -------          -------             ------                -----           ------          ------
                         $ 9,816          $15,541             $  930                $ (46)          $7,775          $2,173
                         =======          =======             ======                =====           ======          ======
1998
Individual............   $ 5,480          $ 6,029             $  386                $ 240           $3,636          $   --
Institutional.........     3,885            7,615                 39                   --            1,716              --
Auto & Home...........        81            1,029                166                   --              220           1,422
Asset Management......        75               --                 --                   --              799              --
International.........       343              686                 50                   --              366              44
Corporate.............       682              (10)                --                   --            2,607              --
Consolidation/
  elimination.........      (318)              --                 --                   --             (309)             --
                         -------          -------             ------                -----           ------          ------
                         $10,228          $15,349             $  641                $ 240           $9,035          $1,466
                         =======          =======             ======                =====           ======          ======

                                 METLIFE, INC.
                                  SCHEDULE IV
                            CONSOLIDATED REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                      PERCENTAGE
                                               CEDED TO     ASSUMED                    OF AMOUNT
                                    GROSS        OTHER     FROM OTHER                 ASSUMED TO
                                    AMOUNT     COMPANIES   COMPANIES    NET AMOUNT        NET
                                  ----------   ---------   ----------   ----------   -------------
                                                       (DOLLARS IN MILLIONS)
2000
Life Insurance In-Force.........  $1,967,481   $363,038     $604,780    $2,209,223       27.5%
                                  ==========   ========     ========    ==========       =====
  INSURANCE PREMIUMS
Life insurance..................  $   11,049   $  1,894     $  2,069    $   11,224       18.4%
Accident and health insurance...       2,542        318          153         2,377        6.4%
Property and casualty
  insurance.....................       2,070         50          696         2,716       25.6%
                                  ----------   --------     --------    ----------       -----
          Total Insurance
            Premium.............  $   15,661   $  2,262     $  2,918    $   16,317       17.9%
                                  ==========   ========     ========    ==========       =====

                                                                                      PERCENTAGE
                                               CEDED TO     ASSUMED                    OF AMOUNT
                                    GROSS        OTHER     FROM OTHER                 ASSUMED TO
                                    AMOUNT     COMPANIES   COMPANIES    NET AMOUNT        NET
                                  ----------   ---------   ----------   ----------   -------------
                                                       (DOLLARS IN MILLIONS)
1999
Life Insurance In-Force.........  $1,743,945   $217,358     $ 12,168    $1,538,755        0.8%
                                  ==========   ========     ========    ==========       =====
  INSURANCE PREMIUMS
Life insurance..................  $    9,503   $  1,269     $    217    $    8,451        2.6%
Accident and health insurance...       2,102        323           48         1,827        2.6%
Property and casualty
  insurance.....................       1,644         53          219         1,810       12.1%
                                  ----------   --------     --------    ----------       -----
          Total Insurance
            Premium.............  $   13,249   $  1,645     $    484    $   12,088        4.0%
                                  ==========   ========     ========    ==========       =====

                                                                                      PERCENTAGE
                                               CEDED TO     ASSUMED                    OF AMOUNT
                                    GROSS        OTHER     FROM OTHER                 ASSUMED TO
                                    AMOUNT     COMPANIES   COMPANIES    NET AMOUNT        NET
                                  ----------   ---------   ----------   ----------   -------------
                                                       (DOLLARS IN MILLIONS)
1998
Life Insurance In-Force.........  $1,652,179   $167,941     $ 11,435    $1,495,673        0.8%
                                  ==========   ========     ========    ==========       =====
  INSURANCE PREMIUMS
Life insurance..................  $    9,572   $  1,281     $    313    $    8,604        3.6%
Accident and health insurance...       1,718        301           53         1,470        3.6%
Property and casualty
  insurance.....................       1,473         87           43         1,429        3.0%
                                  ----------   --------     --------    ----------       -----
          Total Insurance
            Premium.............  $   12,763   $  1,669     $    409    $   11,503        3.6%
                                  ==========   ========     ========    ==========       =====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MetLife, Inc.

                                          By: /s/  ROBERT H. BENMOSCHE
                                            ------------------------------------
                                            Name:  Robert H. Benmosche
                                            Title: Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                         TITLE                           DATE
                     ---------                                         -----                           ----

              /s/ ROBERT H. BENMOSCHE                Chairman of the Board, President,           March 14, 2001
---------------------------------------------------    Chief Executive Officer and Director
                Robert H. Benmosche

              /s/ CURTIS H. BARNETTE                 Director                                    March 14, 2001
---------------------------------------------------
                Curtis H. Barnette

                 /s/ GERALD CLARK                    Vice-Chairman of the Board, Chief           March 14, 2001
---------------------------------------------------    Investment Officer and Director
                   Gerald Clark

               /s/ JOAN GANZ COONEY                  Director                                    March 14, 2001
---------------------------------------------------
                 Joan Ganz Cooney

               /s/ JOHN C. DANFORTH                  Director                                    March 14, 2001
---------------------------------------------------
                 John C. Danforth

              /s/ BURTON A. DOLE, JR.                Director                                    March 14, 2001
---------------------------------------------------
                Burton A. Dole, Jr.

               /s/ JAMES R. HOUGHTON                 Director                                    March 14, 2001
---------------------------------------------------
                 James R. Houghton

                /s/ HARRY P. KAMEN                   Director                                    March 14, 2001
---------------------------------------------------
                  Harry P. Kamen

               /s/ HELENE L. KAPLAN                  Director                                    March 14, 2001
---------------------------------------------------
                 Helene L. Kaplan

              /s/ CHARLES M. LEIGHTON                Director                                    March 14, 2001
---------------------------------------------------
                Charles M. Leighton

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----
                /s/ ALLEN E. MURRAY                  Director                        March 14, 2001
---------------------------------------------------
                  Allen E. Murray

               /s/ STEWART G. NAGLER                 Vice-Chairman of the Board,     March 14, 2001
---------------------------------------------------    Chief
                 Stewart G. Nagler                     Financial Officer and
                                                       Director

              /s/ JOHN J. PHELAN, JR.                Director                        March 14, 2001
---------------------------------------------------
                John J. Phelan, Jr.

                 /s/ HUGH B. PRICE                   Director                        March 14, 2001
---------------------------------------------------
                   Hugh B. Price

                /s/ RUTH J. SIMMONS                  Director                        March 14, 2001
---------------------------------------------------
                  Ruth J. Simmons

            /s/ WILLIAM C. STEERE, JR.               Director                        March 14, 2001
---------------------------------------------------
              William C. Steere, Jr.

              /s/ VIRGINIA M. WILSON                 Senior Vice President and       March 14, 2001
---------------------------------------------------    Controller
                Virginia M. Wilson

                                 EXHIBIT INDEX

                                                                                     PAGE
    EXHIBIT NO.                              DESCRIPTION                             NO.
    -----------                              -----------                             ----
       2.1    --     Plan of Reorganization (Incorporated by reference to Exhibit
                     2.1 to MetLife, Inc.'s Registration Statement on Form S-1
                     (No. 333-91517) (the "Registration Statement")
       2.2    --     Amendment to Plan of Reorganization dated as of March 9,
                     2000 (Incorporated by reference to Exhibit 2.2 to the
                     Registration Statement)
       3.1    --     Amended and Restated Certificate of Incorporation of            148
                     MetLife, Inc.
       3.2    --     Amended and Restated By-Laws of MetLife, Inc.                   155
       4.1    --     Form of Certificate for Common Stock, par value $0.01 per
                     share (Incorporated by reference to Exhibit 4.1 to the
                     Registration Statement)
       4.2    --     Indenture between MetLife, Inc. and The Bank of New York, as    188
                     trustee, relating to the debt securities
       4.3    --     First Supplemental Indenture between MetLife, Inc. and The      259
                     Bank of New York, as trustee, relating to the Debentures
       4.4    --     Certificate of Trust of MetLife Capital Trust I
                     (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.'s and MetLife Capital Trust I's Registration Statement on Form
                     S-1 (Nos. 333-32074 and 333-32074-01) (the "Trust
                     Registration Statement")
       4.5    --     Declaration of Trust of MetLife Capital Trust I
                     (Incorporated by reference to Exhibit 4.4 to the Trust
                     Registration Statement)
       4.6    --     Amended and Restated Declaration of Trust of MetLife Capital    284
                     Trust I
       4.7    --     Capital Securities Guarantee Agreement for MetLife Capital      366
                     Trust I
       4.8    --     Capital Security Certificate of MetLife Capital Trust I
                     (included in Exhibit 4.6)
       4.9    --     Purchase Contract Agreement                                     389
       4.10   --     Pledge Agreement                                                537
       4.11   --     Form of Debenture (Included in Exhibit 4.3)
       4.12   --     Form of Normal Unit (Included in Exhibit 4.9)
       4.13   --     Form of Stripped Unit (Included in Exhibit 4.9)
       4.14   --     Common Securities Guarantee Agreement                           580
       10.1   --     MetLife Deferred Compensation Plan 2000 for Senior Officers
                     (Incorporated by reference to Exhibit 10.1 to the
                     Registration Statement)*
       10.2   --     MetLife Deferred Compensation Plan 2000 for Officers
                     (Incorporated by reference to Exhibit 10.2 to the
                     Registration Statement)*
       10.3   --     Form of Employment Continuation Agreement with Messrs.
                     Benmosche, Nagler and Clark (Incorporated by reference to
                     Exhibit 10.3 to the Registration Statement)*
       10.4   --     Form of Employment Continuation Agreement with Mr. Henrikson and other executive officers (Incorporated by reference to
                     Exhibit 10.4 to the Registration Statement)*
       10.5   --     Employment Continuation Agreement with Mr. Benson
                     (Incorporated by reference to Exhibit 10.5 to the
                     Registration Statement)*
       10.6   --     Rights Agreement                                                591
       10.7   --     MetLife, Inc. 2000 Stock Incentive Plan, as amended and
                     restated March 28, 2000 (Incorporated by reference to
                     Exhibit 10.7 to the Registration Statement)*

---------------
* Indicates management contracts or compensatory plans or arrangements.

                                                                                     PAGE
    EXHIBIT NO.                              DESCRIPTION                             NO.
    -----------                              -----------                             ----
       10.8   --     MetLife, Inc. 2000 Directors Stock Plan, as amended and
                     restated March 28, 2000 (Incorporated by reference to
                     Exhibit 10.8 to the Registration Statement)*
       10.9   --     Amended and Restated Employment Continuation Agreement with
                     Ms. Rein (Incorporated by reference to Exhibit 10.9 to the
                     Registration Statement)*
       10.10 --      Employment Continuation Agreement between Ms. Rein and
                     Metropolitan Property and Casualty Insurance Company, dated
                     March 3, 2000 (Incorporated by reference to Exhibit 10.10 to the Registration Statement)*
       10.11 --      Employment Agreement between New England Life Insurance
                     Company and James M. Benson, dated June 16, 1997
                     (Incorporated by reference to Exhibit 10.11 to the
                     Registration Statement)*
       10.12 --      Policyholder Trust Agreement (Incorporated by reference to
                     Exhibit 10.12 to the Registration Statement)
       10.13 --      Restatement of the Excess Asbestos Indemnity Insurance
                     Policy, dated as of December 31, 1998, between Stockwood
                     Reinsurance Company, Ltd. and Metropolitan Life Insurance
                     Company (Incorporated by reference to Exhibit 10.13 to the
                     Registration Statement)
       10.14 --      Restatement of the Excess Asbestos Indemnity Insurance
                     Policy, dated as of December 31, 1998, between European
                     Reinsurance Corporation of America and Metropolitan Life
                     Insurance Company (Incorporated by reference to Exhibit
                     10.14 to the Registration Statement)
       10.15 --      Restatement of the Aggregate Excess of Loss Reinsurance
                     Agreement, dated as of December 31, 1998, between Stockwood
                     Reinsurance Company, Ltd. and Metropolitan Life Insurance
                     Company (Incorporated by reference to Exhibit 10.15 to the
                     Registration Statement)
       10.16 --      Restatement of the Excess Asbestos Indemnity Insurance
                     Policy, dated as of December 31, 1998, between Granite State
                     Insurance Company and Metropolitan Life Insurance Company
                     (Incorporated by reference to Exhibit 10.16 to the
                     Registration Statement)
       10.17 --      Restatement of the Aggregate Excess of Loss Reinsurance
                     Agreement, dated as of December 31, 1998, between American
                     International Life Assurance Company of New York and
                     Metropolitan Life Insurance Company (Incorporated by
                     reference to Exhibit 10.17 to the Registration Statement)
       10.18 --      Form of Reinsurance Agreement, dated as of October 1, 2000,     654
                     between Metropolitan Life Insurance Company and certain
                     reinsurers
       10.19 --      Five-Year Credit Agreement, dated as of April 27, 1998, and as amended as of April 26, 1999, among Metropolitan Life
                     Insurance Company, MetLife Funding, Inc. and the other
                     parties signatory thereto (Incorporated by reference to
                     Exhibit 10.18 to the Registration Statement)
       10.20 --      Amendment No. 2, dated as of June 30, 2000, to the Five Year    716
                     Credit Agreement, among Metropolitan Life Insurance Company,
                     MetLife Funding, Inc. and the other parties signatory
                     thereto
       10.21 --      364-Day Credit Agreement, dated as of April 27, 1998, as
                     amended and restated as of April 26, 1999, among
                     Metropolitan Life Insurance Company, MetLife Funding, Inc.
                     and the other parties signatory thereto (Incorporated by
                     reference to Exhibit 10.19 to the Registration Statement)

---------------
* Indicates management contracts or compensatory plans or arrangements.

                                                                                     PAGE
    EXHIBIT NO.                              DESCRIPTION                             NO.
    -----------                              -----------                             ----
       10.22 --      Second Amended and Restated 364-Day Credit Agreement, dated     724
                     as of April 25, 2000, among Metropolitan Life Insurance
                     Company, MetLife Funding, Inc. and the other parties
                     signatory thereto
       10.23 --      364-Day Credit Agreement, dated as of September 29, 1999,
                     among Metropolitan Life Insurance Company, MetLife Funding,
                     Inc. and the other parties signatory thereto (Incorporated by reference to Exhibit 10.20 to the Registration Statement)
       10.24 --      Amendment No. 1, dated as of June 30, 2000, to the 364-Day      737
                     Credit Agreement dated as of September 29, 1999, among
                     Metropolitan Life Insurance Company, MetLife Funding, Inc.
                     and the other parties signatory thereto
       10.25 --      Stipulation of Settlement, as amended, relating to
                     Metropolitan Life Insurance Company Sales Practices
                     Litigation (Incorporated by reference to Exhibit 10.21 to
                     the Registration Statement)
       10.26 --      Consulting Agreement with Harry P. Kamen, effective July 1,
                     1999 (Incorporated by reference to Exhibit 10.22 to the
                     Registration Statement)*
       10.27 --      Metropolitan Life Insurance Company Long Term Performance
                     Compensation Plan (for performance periods starting on or
                     after January 1, 2000) (Incorporated by reference to Exhibit
                     10.24 to the Registration Statement)*
       10.28 --      Metropolitan Life Insurance Company Long Term Performance
                     Compensation Plan (for performance periods starting on or
                     after January 1, 1999) (Incorporated by reference to Exhibit
                     10.25 to the Registration Statement)*
       10.29 --      Metropolitan Life Insurance Company Long Term Performance
                     Compensation Plan (for performance periods starting on or
                     after January 1, 1998) (Incorporated by reference to Exhibit
                     10.26 to the Registration Statement)*
       10.30 --      Metropolitan Life Insurance Company Long Term Performance
                     Compensation Plan (for performance periods starting on or
                     after January 1, 1997) (Incorporated by reference to Exhibit
                     10.27 to the Registration Statement)*
       10.31 --      Metropolitan Life Insurance Company Annual Variable
                     Incentive Plan (for performance periods starting on or after
                     January 1, 2000) (Incorporated by reference to Exhibit 10.28 to the Registration Statement)*
       10.32 --      The New Metropolitan Life Auxiliary Retirement Benefits
                     Plan, as amended and restated, effective January 1, 1996
                     (Incorporated by reference to Exhibit 10.29 to the
                     Registration Statement)*
       10.33 --      The New Metropolitan Life Supplemental Auxiliary Retirement
                     Benefits Plan, effective January 1, 1996, and Amendment
                     thereto (Incorporated by reference to Exhibit 10.30 to the
                     Registration Statement)*
       10.34 --      Metropolitan Life Auxiliary Savings and Investment Plan,
                     restated effective through August 15, 1998 (Incorporated by reference to Exhibit 10.31 to the Registration Statement)*
       10.35 --      Metropolitan Life Supplemental Auxiliary Savings and
                     Investment Plan (as amended and restated as of September 1,
                     1998) and Amendment thereto (Incorporated by reference to
                     Exhibit 10.32 to the Registration Statement)*
       10.36 --      Supplemental Auxiliary Savings and Investment Plan of
                     Participating Metropolitan Affiliates, effective January 1,
                     1996 (Incorporated by reference to Exhibit 10.33 to the
                     Registration Statement)*

---------------
* Indicates management contracts or compensatory plans or arrangements.

                                                                                     PAGE
    EXHIBIT NO.                              DESCRIPTION                             NO.
    -----------                              -----------                             ----
       10.37 --      Metropolitan Life Supplemental Retirement Benefits Plan and
                     Amendment thereto, effective January 1, 1995 (Incorporated by reference to Exhibit 10.34 to the Registration
                     Statement)*
       10.38 --      New England Financial Annual Variable Incentive Plan (for
                     performance periods starting on or after January 1, 2000)
                     (Incorporated by reference to Exhibit 10.35 to the
                     Registration Statement)*
       10.39 --      New England Financial Long Term Performance Compensation
                     Plan (for performance periods starting on or after January
                     1, 2000) (Incorporated by reference to Exhibit 10.36 to the
                     Registration Statement)*
       10.40 --      New England Life Insurance Company Select Employees
                     Supplemental 401(k) Plan, as amended and restated effective
                     January 1, 2000 (Incorporated by reference to Exhibit 10.37 to the Registration Statement)*
       10.41 --      New England Life Insurance Company Supplemental Retirement
                     Plan, as amended and restated effective January 1, 2000
                     (Incorporated by reference to Exhibit 10.38 to the
                     Registration Statement)*
       10.42 --      The New England Life Insurance Company Select Employees
                     Supplemental Retirement Plan, as amended and restated
                     effective January 1, 2000 (Incorporated by reference to
                     Exhibit 10.39 to the Registration Statement)*
       10.43 --      The New England Life Insurance Company Senior Executive
                     Nonqualified Elective Deferral Plan, effective January 1,
                     1998 (Incorporated by reference to Exhibit 10.40 to the
                     Registration Statement)*
       10.44 --      New England Financial Long Term Performance Compensation
                     Plan (for each of the three-year performance periods
                     commencing on January 1, 1997, 1998 and 1999, respectively)
                     (Incorporated by reference to Exhibit 10.41 to the
                     Registration Statement)*
       10.45 --      The New England Short-Term Incentive Plan (for performance periods starting on or after January 1, 1999) (Incorporated by reference to Exhibit 10.42 to the Registration
                     Statement)*
       10.46 --      Metropolitan Life Insurance Company Annual Variable
                     Incentive Plan (for performance periods starting on or after
                     January 1, 1999) (Incorporated by reference to Exhibit 10.43 to the Registration Statement)
       10.47 --      Form of Capital Note (Incorporated by reference to Exhibit
                     10.44 to the Registration Statement)
       10.48 --      1993 Fiscal Agency Agreement between Metropolitan Life
                     Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 1, 1993 (Incorporated by reference to Exhibit
                     10.45 to the Registration Statement)
       10.49 --      1995 Fiscal Agency Agreement between Metropolitan Life
                     Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 13, 1995 (Incorporated by reference to
                     Exhibit 10.46 to the Registration Statement)
       10.50 --      Fiscal Agency Agreement between New England Mutual Life
                     Insurance Company and The First National Bank of Boston,
                     dated as of February 10, 1994 (Incorporated by reference to
                     Exhibit 10.47 to the Registration Statement)
       10.51 --      Fiscal Agency Agreement between General American Life
                     Insurance Company and The Bank of New York, dated as of
                     January 24, 1994 (Incorporated by reference to Exhibit 10.48 to the Registration Statement)

---------------
* Indicates management contracts or compensatory plans or arrangements.

                                                                                     PAGE
    EXHIBIT NO.                              DESCRIPTION                             NO.
    -----------                              -----------                             ----
       10.52 --      Amended and Restated Trust Agreement among GenAmerica
                     Corporation and Wilmington Trust Company, David L. Herzog,
                     John W. Hayden and Christopher A. Martin dated as of June 6,
                     1997 (Incorporated by reference to Exhibit 10.49 to the
                     Registration Statement)
       10.53 --      Employment Continuation Agreement with Ms. Weber
                     (Incorporated by reference to Exhibit 10.50 to the
                     Registration Statement)*
       10.54 --      Form of Stock Purchase Agreement among MetLife, Inc.,
                     Metropolitan Life Insurance Company, Credit Suisse Group or
                     its affiliates and Banco Santander, Central Hispano S.A. or its affiliates (Incorporated by reference to Exhibit 10.51 to the Registration Statement)
       10.55 --      MetLife Deferred Compensation Plan for Officers 2001*           746
       10.56 --      MetLife Individual Business Special Deferred Compensation       759
                     Plan 2001*
       10.57 --      Amendment to the New Metropolitan Life Auxiliary Retirement     772
                     Benefits Plan*
       10.58 --      Amendment to the New Metropolitan Life Supplemental             777
                     Auxiliary Retirement Benefits Plan*
       10.59 --      Amendment to the Metropolitan Life Supplemental Retirement      781
                     Benefits Plan*
       10.60 --      Amendment to the Metropolitan Life Supplemental Auxiliary       785
                     Savings and Investment Plan*
       21.1   --     Subsidiaries of the Registrant                                  786

---------------
* Indicates management contracts or compensatory plans or arrangements.