Form 10-Q
period 2001-03-31
METLIFE INC
filed 2001-05-15
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

YES [X]    NO [ ]

At May 4, 2001, 749,733,176 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                                            Page
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Interim Condensed Consolidated Balance Sheets at March 31, 2001
          (Unaudited) and December 31, 2000                                                   4

          Unaudited Interim Condensed Consolidated Statements of Income for the
          three months ended March 31, 2001 and 2000                                          5

          Unaudited Interim Condensed Consolidated Statement of Stockholders'
          Equity for the three months ended March 31, 2001                                    6

          Unaudited Interim Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2001 and 2000                                      7

          Notes to Unaudited  Interim Condensed Consolidated Financial Statements             8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                           23

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      67

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                               67

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                68

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (viii) downgrades in the Company's affiliates' financial strength ratings; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims;
(x) adverse litigation or arbitration results and (xi) other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including its S-1 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)

                                                                       2001              2000
                                                                     ---------         ---------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value                 $ 116,811         $ 112,979
  Equity securities, at fair value                                       2,042             2,193
  Mortgage loans on real estate                                         22,011            21,951
  Real estate and real estate joint ventures                             5,451             5,504
  Policy loans                                                           8,149             8,158
  Other limited partnership interests                                    1,543             1,652
  Short-term investments                                                   918             1,269
  Other invested assets                                                  3,577             2,821
                                                                     ---------         ---------
     Total investments                                                 160,502           156,527

  Cash and cash equivalents                                              4,205             3,434
  Accrued investment income                                              2,016             2,050
  Premiums and other receivables                                         8,797             8,343
  Deferred policy acquisition costs                                     10,501            10,618
  Other assets                                                           3,992             3,796
  Separate account assets                                               64,104            70,250
                                                                     ---------         ---------
     Total assets                                                    $ 254,117         $ 255,018
                                                                     =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits                                             $  82,581         $  81,974
  Policyholder account balances                                         55,140            54,309
  Other policyholder funds                                               5,279             5,705
  Policyholder dividends payable                                         1,069             1,082
  Policyholder dividend obligation                                         715               385
  Short-term debt                                                        1,596             1,094
  Long-term debt                                                         2,453             2,426
  Current income taxes payable                                             259               112
  Deferred income taxes payable                                          1,305               752
  Payables under securities loaned transactions                         13,271            12,301
  Other liabilities                                                      8,231             7,149
  Separate account liabilities                                          64,104            70,250
                                                                     ---------         ---------
     Total liabilities                                                 236,003           237,539
                                                                     =========         =========

Commitments and contingencies (Note 6)

Company-obligated mandatorily redeemable securities of
  subsidiary trusts                                                      1,092             1,090
                                                                     ---------         ---------

Stockholders' Equity:
  Preferred stock, par value $0.01 per share;
     200,000,000 shares authorized; none issued                             --                --
  Series A junior participating preferred stock                             --                --
  Common stock, par value $0.01 per share; 3,000,000,000
    shares authorized; 786,766,664 shares issued at March 31,
    2001 and December 31, 2000; 752,852,294 shares
    outstanding at March 31, 2001 and 760,681,913 shares
    outstanding at December 31, 2000                                         8                 8
  Additional paid-in capital                                            14,926            14,926
  Retained earnings                                                      1,308             1,021
  Treasury stock, at cost; 33,914,370 shares at March 31,
    2001 and 26,084,751 shares at December 31, 2000                       (851)             (613)
  Accumulated other comprehensive income                                 1,631             1,047
                                                                     ---------         ---------
    Total stockholders' equity                                          17,022            16,389
                                                                     ---------         ---------
    Total liabilities and stockholders' equity                       $ 254,117         $ 255,018
                                                                     =========         =========

       See accompanying notes to unaudited interim condensed consolidated financial statements.

                                  METLIFE, INC.
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       2001            2000
                                                                      -------         -------
REVENUES
Premiums                                                              $ 4,234         $ 3,860
Universal life and investment-type product policy fees                    474             469
Net investment income                                                   2,997           2,784
Other revenues                                                            411             606
Net investment losses (net of amounts allocable to other
  accounts of $30 and $19, respectively)                                 (145)           (112)
                                                                      -------         -------
     Total revenues                                                     7,971           7,607
                                                                      -------         -------

EXPENSES
Policyholder benefits and claims (excludes amounts directly
 related to net investment losses of $36 and $4, respectively)          4,435           4,047
Interest credited to policyholder account balances                        760             697
Policyholder dividends                                                    515             468
Demutualization costs                                                      --              55
Other expenses (excludes amounts directly related to net
  investment (gains) losses of $(6) and $15, respectively)              1,834           1,920
                                                                      -------         -------
     Total expenses                                                     7,544           7,187
                                                                      -------         -------
Income before provision for income taxes                                  427             420
Provision for income taxes                                                140             184
                                                                      -------         -------
Net income                                                            $   287         $   236
                                                                      =======         =======

Net income per share
  Basic                                                               $  0.38
                                                                      =======

  Diluted                                                             $  0.37
                                                                      =======

       See accompanying notes to unaudited interim condensed consolidated financial statements.

                                  METLIFE, INC.
   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                              (DOLLARS IN MILLIONS)

                                                                                            Accumulated Other
                                                                                          Comprehensive Income
                                                                                ---------------------------------------
                                                                                     Net
                                                                                  Unrealized     Foreign       Minimum
                                             Additional               Treasury    Investment     Currency      Pension
                                   Common     Paid-in     Retained     Stock     & Derivative   Translation   Liability
                                   Stock      Capital     Earnings    at Cost       Gains        Adjustment   Adjustment    Total
                                  --------   ----------   --------   ---------   ------------   -----------   ----------  ---------
Balance at January 1, 2001        $      8   $   14,926   $  1,021   $   (613)   $     1,175    $     (100)    $    (28)  $ 16,389
Treasury stock acquired                                                  (238)                                                (238)
Comprehensive income:
  Net income                                                   287                                                             287
  Other comprehensive income:
    Cumulative effect of
      change in accounting
      for derivatives, net of
      income taxes                                                                        32                                    32
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes                                                                              570                                   570
    Unrealized gains on
      derivative instruments,
      net of income taxes                                                                 34                                    34
    Foreign currency
      translation adjustments                                                                          (52)                    (52)
                                                                                                                          ---------
    Other comprehensive income                                                                                                 584
                                                                                                                          ---------
  Comprehensive income                                                                                                         871
                                  --------   ----------   --------   ---------   ------------   -----------   ----------  ---------
Balance at March 31, 2001         $      8   $   14,926   $  1,308   $   (851)   $     1,811    $     (152)   $     (28)  $ 17,022
                                  ========   ==========   ========   =========   ============   ===========   ==========  =========

       See accompanying notes to unaudited interim condensed consolidated financial statements.

                                  METLIFE, INC.
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                              (DOLLARS IN MILLIONS)

                                                                      2001             2000
                                                                    ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  1,542         $  1,616

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities                                                 12,711           14,705
     Equity securities                                                   264              381
     Mortgage loans on real estate                                       415              704
     Real estate and real estate joint ventures                          122              120
     Other limited partnership interests                                 212              138
  Purchases of:
     Fixed maturities                                                (15,163)         (18,854)
     Equity securities                                                  (210)            (314)
     Mortgage loans on real estate                                      (438)            (467)
     Real estate and real estate joint ventures                          (99)             (80)
     Other limited partnership interests                                 (73)            (170)
  Net change in short-term investments                                   351            1,750
  Net change in policy loans                                               9              (72)
  Purchase of businesses, net of cash received                           (16)            (459)
  Net change in payable under securities loaned transactions             970            2,305
  Other, net                                                            (719)            (289)
                                                                    ---------        ---------
Net cash used in investing activities                                 (1,664)            (602)
                                                                    ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits                                                          8,706            6,416
     Withdrawals                                                      (8,104)          (7,421)
  Net change in short-term debt                                          502             (620)
  Long-term debt issued                                                   40               64
  Long-term debt repaid                                                  (13)              (5)
  Treasury stock acquired                                               (238)              --
                                                                    ---------        ---------
Net cash provided by (used in) financing activities                      893           (1,566)
                                                                    ---------        ---------
Change in cash and cash equivalents                                      771             (552)
Cash and cash equivalents, beginning of period                         3,434            2,789
                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  4,205         $  2,237
                                                                    =========        =========

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
  Interest                                                          $     72         $    119
                                                                    =========        =========
  Income taxes                                                      $   (235)        $    116
                                                                    =========        =========


Non-cash transactions during the period:
  Business acquisitions - assets                                    $     90         $ 22,903
                                                                    =========        =========
  Business acquisitions - liabilities                               $     76         $ 22,361
                                                                    =========        =========
  Real estate acquired in satisfaction of debt                      $      8         $     --
                                                                    =========        =========

       See accompanying notes to unaudited interim condensed consolidated financial statements.

                                  METLIFE, INC.
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     MetLife, Inc. (the "Holding Company") and its subsidiaries (together with the Holding Company, "MetLife" or the "Company") is a leading provider of insurance and financial services to a broad section of institutional and individual customers. The Company offers life insurance, annuities and mutual funds to individuals and group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates include those used in determining deferred policy acquisition costs, investment allowances, liability for litigation matters and liability for future policyholder benefits. Actual results could differ from those estimates.

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Holding Company and its subsidiaries, partnerships and joint ventures in which the Company has a majority voting interest or general partner interest with limited removal rights by limited partners. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. Intercompany accounts and transactions have been eliminated.

     The Company uses the equity method to account for its investments in real estate joint ventures and other limited partnership interests in which it does not have a controlling interest, but has more than a minimal interest.

     Minority interest related to consolidated entities included in other liabilities is $492 million and $479 million at March 31, 2001 and December 31, 2000, respectively.

     Certain amounts in the prior years' unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2001 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and its consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes thereto for the year ended December 31, 2000 included in MetLife Inc.'s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

     On the date of demutualization, policyholders' membership interests in Metropolitan Life were extinguished and eligible policyholders received, in exchange for their interests, trust interests representing 494,466,664 shares of common stock of MetLife, Inc. to be held in a trust, cash payments aggregating $2,550 million and adjustments to their policy values in the form of policy credits aggregating $408 million, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments of $327 million in the second quarter of 2000 to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale.

FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The income tax provision for 2000 includes amounts for surplus tax applicable to mutual life insurance companies.

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2000, the Company early adopted Statement of Position ("SOP") 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts ("SOP 00-3"). SOP 00-3 provides guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies, including the emergence of earnings from and the financial statement presentation of the closed block formed as a part of a demutualization. Adoption of SOP 00-3 did not have a material effect on the Company's unaudited interim condensed consolidated results of operations other than the reclassification of demutualization costs as operating expenses rather than as an extraordinary item.

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

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133 ("SFAS 138"), SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001, resulted in a $32 million increase in other comprehensive income, net of income taxes of $19 million, and an immaterial impact on net income. The increase to other comprehensive income is attributable to net gains on cash flow-type hedges at transition. Also at transition, the amortized cost of fixed income securities decreased and other invested assets increased by $33 million, representing the fair value of certain interest rate swaps that were accounted for prior to SFAS No. 133 using fair value-type settlement accounting. Approximately $10 million of the pre-tax gain reported in accumulated other comprehensive income at transition is expected to be reclassified into net income during the twelve months ending December 31, 2001 as the underlying investments mature or expire according to their original terms.

     In July 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF No. 99-20"). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after March 31, 2001. The provisions of the consensus are not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

2.   CLOSED BLOCK

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

     Closed block liabilities and assets designated to the closed block are as follows:

                                                                   March 31,     December 31,
                                                                     2001           2000
                                                                  ----------     ------------
                                                                     (Dollars in millions)
CLOSED BLOCK LIABILITIES
Future policy benefits                                            $   39,550      $   39,415
Other policyholder funds                                                 287             278
Policyholder dividends payable                                           761             740
Policyholder dividend obligation                                         715             385
Payables under securities loaned transactions                          3,661           3,268
Other                                                                    143              78
                                                                  ----------      ----------
  Total closed block liabilities                                      45,117          44,164
                                                                  ----------      ----------

ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $25,857 and $25,657)                            26,333          25,634
  Equity securities, at fair value (amortized cost:
      $65 and $52)                                                        68              54
  Mortgage loans on real estate                                        5,928           5,801
  Policy loans                                                         3,855           3,826
  Short-term investments                                                 207             223
  Other invested assets (amortized cost: $294 and $250)                  317             248
                                                                  ----------      ----------
     Total investments                                                36,708          35,786
Cash and cash equivalents                                                812             661
Accrued investment income                                                556             557
Deferred income taxes                                                    999           1,234
Premiums and other receivables                                           438             158
                                                                  ----------      ----------
  Total assets designated to the closed block                         39,513          38,396
                                                                  ----------      ----------

Excess of closed block liabilities over assets designated
  to the closed block                                                  5,604           5,768
                                                                  ----------      ----------

Amounts included in accumulated other comprehensive loss:
  Net unrealized investment gains (losses), net of deferred
     income tax (benefit) of $173 and $(9)                               313             (14)
  Net unrealized gains on derivative instruments, net of
     deferred income tax of $6                                            10              --
  Allocated to policyholder dividend obligation, net of
     deferred income tax of $255 and $143                               (460)           (242)
                                                                  ----------      ----------
                                                                        (137)           (256)
                                                                  ----------      ----------
Maximum future earnings to be recognized from closed
  block assets and liabilities                                    $    5,467      $    5,512
                                                                  ==========      ==========

     Information regarding the policyholder dividend obligation is as follows:

                                                                MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------    ------------
                                                                  (DOLLARS IN MILLIONS)
Balance at beginning of period (1)                             $      385      $       --
Impact on net income before losses allocable to
  policyholder dividend obligation                                     36              85
Net investment losses                                                 (36)            (85)
Change in unrealized investment and derivative gains                  330             385
                                                              ------------    ------------
Balance at end of period                                       $      715      $      385
                                                              ============    ============

----------
(1) For the balance at December 31, 2000, the beginning of the period is April 7, 2000.

     Closed block revenues and expenses are as follows:

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                        2001
                                                                                    ------------
                                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                             $      880
Net investment income                                                                       664
Net investment losses (net of amounts allocable to the
  policyholder dividend obligation of $36)                                                  (15)
                                                                                    ------------
     Total revenues                                                                       1,529
                                                                                    ------------

EXPENSES
Policyholder benefits and claims                                                            911
Policyholder dividends                                                                      373
Change in policyholder dividend obligation (excludes amounts
  directly related to net investment losses of $36)                                          36
Other expenses                                                                              138
                                                                                    ------------
     Total expenses                                                                       1,458
                                                                                    ------------

Revenues net of expenses before income taxes                                                 71
Income taxes                                                                                 26
                                                                                    ------------
Revenues net of expenses and income taxes                                            $       45
                                                                                    ============

     The change in maximum future earnings of the closed block is as follows:

                                                            (DOLLARS IN MILLIONS)
January 1, 2001                                                 $      5,512
March 31, 2001                                                         5,467
                                                                -------------
Change during the period                                        $        (45)
                                                                =============

     Many of the derivative instrument strategies used by the Company are also used for the closed block. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001, resulted in $11 million of other comprehensive income, net of income taxes of $6 million, and an immaterial amount of revenue for the closed block. For the three months ended March 31, 2001, the closed block recognized net investment gains of $5 million primarily relating to non speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. Excluding the transition adjustment, the change in other comprehensive income for the three months ended March 31, 2000 was immaterial.

3.   EARNINGS PER SHARE

     The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                                        NET                             PER SHARE
                                                                       INCOME           SHARES           AMOUNTS
                                                                      -------         -----------       ---------
                                                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
Amounts for basic earnings per share                                  $   287         757,568,016       $    0.38
                                                                      =======                           =========

Incremental shares from conversion of forward purchase contracts                       27,697,719
                                                                                      -----------

Amounts for diluted earnings per share                                $   287         785,265,735       $    0.37
                                                                      =======         ===========       =========

     Earnings per share amounts, on a basic and diluted basis, have been calculated based on the weighted average common shares outstanding or deemed to be outstanding only for the period after the date of demutualization.

     On March 28, 2001, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program will begin after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase the common stock from the Metropolitan Life Policyholder Trust, in the open market, and in privately negotiated transactions. For the three months ended March 31, 2001, 7,829,619 shares of common stock have been acquired for $238 million.

4.  DERIVATIVE INSTRUMENTS

     The Company primarily uses derivative instruments to reduce the risk associated with variable cash flows related to the Company's financial assets and liabilities or to changing market values. This objective is achieved through one of two principal risk management strategies: hedging the variable cash flows of assets, liabilities or forecasted transactions or hedging the changes in fair value of financial assets, liabilities or firm commitments. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify as a hedge, the derivative is recorded at fair value and changes in its fair value are reported in net investment gains or losses.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company generally determines hedge effectiveness based on total changes in fair value of a derivative instrument. The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) the derivative expires or is sold, terminated, or exercised,
(iii) the derivative is dedesignated as a hedge instrument, (iv) it is probable that the forecasted transaction will not occur, (v) a hedged firm commitment no longer meets the definition of a firm commitment, or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     The Company's derivative hedging strategy employs a variety of instruments including financial futures, financial forwards, interest rate and foreign currency swaps, foreign exchange contracts, and options, including caps and floors. The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133 and SFAS 138: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments, (ii) receive fixed foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments, (iii) foreign currency forwards to hedge the exposure of future payments in foreign currencies, and (iv) other instruments to hedge the cash flows of various other anticipated transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument are reported in other comprehensive income. The ineffective portion of changes in fair value of the derivative instrument are reported in net investment gains or losses.

     The Company designates and accounts for the following as fair value hedges, when they have met the effectiveness requirements of SFAS 133 and SFAS 138: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments, (ii) receive floating foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments, and (iii) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported as net investment gains or losses. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in net investment gains and losses.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a net investment gain or loss in the current period. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in net investment gains or losses. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income and will be recognized when the transaction affects net income; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period net investment gains or losses.

     The Company may enter into contracts that are not themselves derivative instruments but contain embedded derivatives. For each contract, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to those of the host contract and determines whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded on the balance sheet at fair value and changes in their fair value are recorded currently in net investment gains or losses. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value.

     For the three months ended March 31, 2001, the Company recognized pre-tax net investment gains of $68 million relating to derivatives. The amount recognized relates primarily to nonspeculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. The amounts relating to the ineffective portion of cash flow and fair value hedges were immaterial. The amounts relating to the effective portion of fair value hedges and the amounts relating to the changes in fair value attributable to the hedged portion of the underlying instruments were immaterial.

     For the three months ended March 31, 2001, the Company recognized other comprehensive income of $53 million relating to the effective portion of cash flow hedges. During the same period, $2 million of other comprehensive income, related to hedged items, was reclassified into net investment income.

5.   NET INVESTMENT LOSSES

     Net investment losses, including changes in valuation allowances, are as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         2001               2000
                                                       --------           --------
                                                          (DOLLARS IN MILLIONS)
Fixed maturities                                       $  (151)           $  (169)
Equity securities                                            1                 68
Mortgage loans on real estate                                2                  1
Real estate and real estate joint ventures                   5                 13
Other limited partnership interests                       (100)                 4
Other                                                       68                (48)
                                                       --------           --------
                                                          (175)              (131)

Amounts allocable to:
Deferred policy acquisition costs                           (6)                15
Participating contracts                                     --                  4
Policyholder dividend obligation                            36                 --
                                                       --------           --------
   Net investment losses                               $  (145)           $  (112)
                                                       ========           ========

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

6.   COMMITMENTS AND CONTINGENCIES

     Metropolitan Life is currently a defendant in approximately 450 lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims".

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

     Under the terms of the order, only those class members who excluded themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for policies or annuities issued during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement. At March 31, 2001, approximately 330 of these "opt-outs" have filed new individual lawsuits.

     Metropolitan Life expects that the total cost of the settlement will be approximately $957 million. This amount is equal to the amount of the increase in liabilities for the death benefits provided for in the class action settlement and policy adjustments and the present value of expected cash payments to be provided to included class members, as well as attorneys' fees and expenses and estimated other administrative costs, but does not include the cost of litigation with policyholders who are excluded from the settlement. The Company believes that the cost to it of the settlement will be substantially covered by available reinsurance and the provisions made in its unaudited interim condensed consolidated financial statements, and thus will not have a material adverse effect on its business, results of operations or financial position. Metropolitan Life has made some recoveries under those reinsurance agreements and, although there is no assurance that other reinsurance claim submissions will be paid, Metropolitan Life believes payment is likely to occur. The

Company believes it has made adequate provision in its unaudited interim condensed consolidated financial statements for all probable losses for sales practices claims, including litigation costs involving policyholders who are excluded from the settlement as well as for the two class action settlements described in the following two paragraphs.

     Separate from the Metropolitan Life class action settlement, similar sales practices class action litigation against New England Mutual Life Insurance Company ("New England Mutual"), with which Metropolitan Life merged in 1996, and General American Life Insurance Company ("General American"), which was acquired in 2000, has been settled. The New England Mutual case, a consolidated multidistrict litigation in the United States District Court for the District of Massachusetts, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. The settlement of this case was approved by the District Court in October 2000 and is not being appealed. Implementation of the class action settlement is proceeding. The Company expects that the total cost of this settlement will be approximately $150 million. Approximately 2,400 class members opted-out of the settlement. As of March 31, 2001, New England Mutual was a defendant in approximately 30 opt-out lawsuits involving sales practices claims, including lawsuits involving approximately 500 Mississippi opted-out policies.

     The settlement of the consolidated multidistrict sales practices class action case against General American was approved by the United States District Court for the Eastern District of Missouri. The General American case involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. One appeal has been filed. The Company expects that the approximate cost of the settlement will be $55 million, not including legal fees and costs for plaintiffs' counsel. Plaintiffs' motion with respect to legal fees and costs for plaintiffs' counsel is pending. Approximately 700 class members have elected to exclude themselves from the General American settlement. As of March 31, 2001, General American was a defendant in approximately 30 opt-out lawsuits involving sales practices claims.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada. A certified class action with conditionally certified subclasses is pending in the United States District Court for the Southern District of New York against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants alleging improper sales abroad. The District Court has recently preliminarily approved a proposed settlement agreement. A fairness hearing has been scheduled for September 25, 2001. The settlement is within amounts previously accrued by the Company.

     In the past, some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     See Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2000 included in MetLife, Inc.'s Annual Report on Form 10-K filed with the SEC for information regarding reinsurance contracts related to sales practices claims.

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

See Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2000 included in MetLife, Inc.'s Annual Report on Form 10-K filed with the SEC for information regarding historical asbestos claims information and insurance policies obtained in 1998 related to asbestos-related claims.

     The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for sales practices and asbestos-related claims. With respect to Metropolitan Life's asbestos litigation, estimates can be uncertain due to the limitations of available data and the difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to settle claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation may result in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of recent bankruptcy filings by certain other defendants. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its unaudited interim condensed consolidated financial statements. Metropolitan Life will continue to study the variables in light of additional information, including legislative and judicial developments, gained over time in order to identify trends that may become evident and to assess their impact on the previously established liability; future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     A purported class action suit involving policyholders in four states has been filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment. However, in a more significant ruling, plaintiffs' motion for class certification has been denied. Similar "diminished value" purported class action suits have been filed in Texas and Tennessee against Metropolitan Property and Casualty Insurance Company. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. A motion for class certification is pending. In addition, a plaintiff in Louisiana state court amended an individual lawsuit to state a putative class action on behalf of Louisiana insureds challenging the method that Metropolitan Property and Casualty Insurance Company uses to determine the value of a motor vehicle that has sustained a total loss. A class certification motion is pending. Two plaintiffs recently have brought a similar lawsuit, which is not a class action, in federal court in Alabama. The complaint alleges that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, engaged in violations of state law and the federal RICO statute by conspiring to fail to pay the proper amounts for a motor vehicle that sustained a total loss. These suits are in the early stages of litigation and Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company intend to defend themselves vigorously against these suits. Similar suits have been filed against many other personal lines property and casualty insurers.

     In 2000, Metropolitan Life completed a tender offer to purchase the shares of Conning Corporation that it had not already owned. After Metropolitan Life had announced its intention to make a tender offer, three putative class actions were filed by

Conning shareholders alleging that the prospective offer was inadequate and constituted a breach of fiduciary duty. The parties to the litigation have reached an agreement providing for a settlement of the actions; a motion seeking court approval for the settlement will be filed with the New York State Supreme Court in New York County after a final agreement is signed.

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. In addition, there remains a separate purported class action in New York state court in New York County and another in Kings County. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions have also brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Another purported class action is pending in the Supreme Court of the State of New York for New York County and has been brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. A purported class action was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions. The defendants have moved to dismiss most of these actions; the Kings County action and the Article 78 proceeding are being voluntarily held in abeyance.

     Three lawsuits were also filed against Metropolitan Life in 2000 in the United States District Courts for the Southern District of New York, for the Eastern District of Louisiana, and for the District of Kansas alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. Metropolitan Life successfully transferred the Louisiana and Kansas actions to the United States District Court for the

Southern District of New York where the three cases have been consolidated. The plaintiffs in the consolidated purported class action seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses and is contesting vigorously plaintiffs' claims. Metropolitan Life has moved for summary judgment citing the applicable statute of limitations. A class certification motion is pending. The case is scheduled for trial in November 2001. On March 26, 2001, a similar purported class action lawsuit was filed against Metropolitan Life in the United States District Court for the Southern District of Illinois. Metropolitan Life intends to move to transfer the lawsuit to the United States District Court for the Southern District of New York.

     Insurance Departments in a number of states initiated inquiries in 2000 about possible race-based underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in the respective states, including Metropolitan Life and certain of its subsidiaries. The New York Insurance Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-based underwriting practices.

     In March 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual Business segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Metropolitan Life is vigorously defending itself against these allegations.

     Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's unaudited interim condensed consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

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

7.   COMPREHENSIVE INCOME

     Comprehensive income is as follows:

                                                               For the Three Months
                                                                 Ended March 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                               (DOLLARS IN MILLIONS)
Net income                                                     $  287        $  236
Accumulated other comprehensive income:
  Cumulative effect of change in accounting for
     derivatives, net of income taxes                              32            --
  Unrealized investment gains, net of related offsets,
     reclassification adjustments and income taxes                570            89
  Unrealized gains on derivative instruments,
     net of income taxes                                           34            --
  Foreign currency translation adjustments                        (52)            1
                                                              --------      --------
Accumulated other comprehensive income                            584            90
                                                              --------      --------
     Comprehensive income                                      $  871        $  326
                                                              ========      ========

8.   BUSINESS SEGMENT INFORMATION

                                                                                                              Auto
                                                                                                                &        Asset
For the three months ended March 31, 2001                 Individual         Institutional   Reinsurance      Home     Management
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                                  $    1,106          $     1,868     $     410      $  673     $     --
Universal life and investment-type product
     policy fees                                                 313                  150            --          --           --
Net investment income                                          1,626                1,051            97          51           19
Other revenues                                                   146                  167             9           6           56
Net investment (losses) gains                                    (53)                 (70)            5          (3)          --
Income (loss) before provision for income taxes                  235                  229            29         (45)           9

                                                                             Corporate
For the three months ended March 31, 2001                 International       & Other        Total
----------------------------------------------------------------------------------------------------
Premiums                                                    $     177         $    --       $ 4,234
Universal life and investment-type product
     policy fees                                                   11              --           474
Net investment income                                              64              89         2,997
Other revenues                                                      4              23           411
Net investment (losses) gains                                       1             (25)         (145)
Income (loss) before provision for income taxes                    20             (50)          427

                                                                                                              Auto
                                                                                                               &         Asset
For the three months ended March 31, 2000                 Individual         Institutional   Reinsurance      Home     Management
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                                  $    1,118          $     1,593     $     358      $  645     $     --
Universal life and investment-type product
     policy fees                                                 319                  137            --          --           --
Net investment income                                          1,578                  928            88          36           21
Other revenues                                                   169                  177             2          13          216
Net investment (losses) gains                                    (39)                 (16)           (1)          5           --
Income (loss) before provision for income taxes                  270                  201            40          16           22

                                                                             Corporate
For the three months ended March 31, 2000                 International       & Other        Total
----------------------------------------------------------------------------------------------------
Premiums                                                    $     146         $    --       $ 3,860
Universal life and investment-type product
     policy fees                                                   13              --           469
Net investment income                                              65              68         2,784
Other revenues                                                      3              26           606
Net investment (losses) gains                                       1             (62)         (112)
Income (loss) before provision for income taxes                    16            (145)          420

                                                      At March 31,    At December 31,
                                                          2001             2000
                                                       ----------       ----------
Assets
   Individual                                          $  130,818       $  132,433
   Institutional                                           89,193           90,279
   Reinsurance                                              7,215            7,280
   Auto & Home                                              4,547            4,511
   Asset Management                                           331              418
   International                                            4,804            5,119
   Corporate & Other                                       17,209           14,978
                                                       ----------       ----------
     Total                                             $  254,117       $  255,018
                                                       ==========       ==========

     The Individual Business segment included an equity ownership interest in Nvest, L.P. and Nvest Companies, L.P. ("Nvest") under the equity method of accounting. Prior to its sale in October 2000, Nvest was included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual Business segment's equity in earnings of Nvest, which is included in net investment income, was $12 million for the three months ended March 31, 2000.

     Corporate & Other consists of various start-up and run-off entities, including Grand Bank, N.A. ("Grand Bank"), as well as the elimination of all intersegment amounts. In addition, the elimination of the Individual Business segment's ownership interest in Nvest is included for the three months ended March 31, 2000. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings.

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $7,714 million and $7,379 million for the three months ended March 31, 2001 and 2000, respectively, which represented 97% of consolidated revenues for both the three months ended March 31, 2001 and 2000.

9.   SUBSEQUENT EVENTS

STOCK OPTIONS AND STOCK GRANTS

     On April 9, 2001, MetLife, Inc. granted approximately 12.9 million non-qualified stock options pursuant to its 2000 Stock Incentive Plan. On May 2, 2001, MetLife, Inc. granted to its non-employee directors an aggregate of approximately 18,000 non-qualified stock options and 6,000 shares of common stock to directors pursuant to its 2000 Directors Stock Plan. All options granted have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

For a further discussion of the stock plans referenced above, see Note 15 of Notes to Consolidated Financial Statements included in MetLife, Inc.'s 2000 Annual Report on Form 10-K filed with the SEC.

DISPOSITION

     On April 25, 2001, the Company announced that it entered into an agreement to sell Conning Corporation, an affiliate acquired in the acquisition of General American Financial. Conning Corporation, which specializes in asset management for insurance company investment portfolios and investment research, had approximately $23 billion in assets under management at March 31, 2001. The transaction is expected to close mid-year 2001 and will not have a material impact on the Company's consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this discussion, the terms "MetLife" or the "Company" refer, at all times prior to the date of demutualization (as hereinafter defined), to Metropolitan Life Insurance Company, a mutual life insurance company organized under the laws of the State of New York ("Metropolitan Life"), and its subsidiaries, and at all times on and after the date of demutualization, to MetLife, Inc. (the "Holding Company"), a Delaware corporation, and its subsidiaries, including Metropolitan Life. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

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

     Concurrently with these offerings, MetLife, Inc. and MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by MetLife, Inc., issued 20,125,000 8.00% equity security units for an aggregate offering price of $1,006 million. Each unit consists of (i) a contract to purchase shares of Common Stock, and (ii) a capital security of MetLife Capital Trust I.

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. See Note 2 of Notes to Unaudited Interim Condensed Consolidated Financial Statements.

ACQUISITIONS AND DISPOSITIONS

     On April 25, 2001, the Company announced that it entered into an agreement to sell Conning Corporation, an affiliate acquired in the acquisition of General American Financial. Conning Corporation, which specializes in asset management for insurance company investment portfolios and investment research, had approximately $23 billion in assets under management at March 31, 2001. The transaction is expected to close mid-year 2001 and will not have a material impact on the Company's consolidated results of operations.

     On February 28, 2001, the Holding Company consummated the purchase of Grand Bank, N.A. ("Grand Bank"). Grand Bank, with assets of approximately $90 million, provides banking services to individuals and small businesses in the Princeton, New Jersey area. On February 12, 2001, the Federal Reserve Board approved the Holding Company's application for bank holding company status and to become a financial holding company upon its acquisition of Grand Bank.

     In October 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies L.P. This transaction resulted in an investment gain of $663 million.

     In July 2000, the Company acquired the workplace benefits division of Business Men's Assurance Company, a Kansas City, Missouri-based insurer.

RESULTS OF OPERATIONS

THE COMPANY

     The following table presents summary consolidated financial information for the Company for the periods indicated:

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                           --------------------------
                                                                              2001            2000
                                                                           ----------      ----------
                                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                    $  4,234        $  3,860
Universal life and investment-type product policy fees                           474             469
Net investment income                                                          2,997           2,784
Other revenues                                                                   411             606
Net investment losses (net of amounts allocable to other
  accounts of $30 and $19, respectively)                                        (145)           (112)
                                                                           ----------      ----------
  Total revenues                                                               7,971           7,607
                                                                           ----------      ----------

EXPENSES
Policyholder benefits and claims (excludes amounts directly related
  to net investment losses of $36 and $4, respectively)                        4,435           4,047
Interest credited to policyholder account balances                               760             697
Policyholder dividends                                                           515             468
Demutualization costs                                                             --              55
Other expenses (excludes amounts directly related to net
  investment (gains) losses of $(6) and $15, respectively)                     1,834           1,920
                                                                           ----------      ----------
  Total expenses                                                               7,544           7,187
                                                                           ----------      ----------

Income before provision for income taxes                                         427             420
Provision for income taxes                                                       140             184
                                                                           ----------      ----------
Net income                                                                  $    287        $    236
                                                                           ==========      ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

     Premiums increased by $374 million, or 10%, to $4,234 million for the three months ended March 31, 2001 from $3,860 million for the comparable 2000 period. This increase is attributable to Institutional Business, Reinsurance and International. The increase of $275 million in Institutional Business is predominately the result of strong sales and continued favorable policyholder retention in this segment's group life, dental, disability, and long term care businesses. The increase of $52 million in Reinsurance is primarily due to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business. The increase of $31 million in International is primarily due to overall growth in Mexico, South Korea, and Spain.

     Universal life and investment-type product policy fees increased by $5 million, or 1%, to $474 million for the three months ended March 31, 2001 from $469 million for the comparable 2000 period. This rise is primarily due to an increase in Institutional Business partially offset by a decrease in Individual Business. The increase of $13 million in Institutional Business is predominately the result of fees earned on a significant deposit received from an existing customer in 2001 for a group investment-type product. The decrease of $6 million in Individual Business results from a $30 million reduction in fees associated with its annuity and investment products due to declines in its average separate account asset base resulting from poor equity market performance. This decrease was partially offset by a $24 million increase in fees associated with its variable life products, reflecting a continued shift in customer preferences from traditional life products. Policy fees from annuity and investment-type products are typically calculated as a percentage of average assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to remain below prior year levels, management expects fees will continue to be adversely impacted.

      Net investment income increased by $213 million, or 8%, to $2,997 million for the three months ended March 31, 2001 from $2,784 million for the comparable 2000 period. This increase was primarily due to higher income from (i) fixed maturities of $78 million, (ii) other invested assets of $43 million, (iii) equity securities and other limited partnership interests of $38 million, (iv) mortgage loans on real estate of $16 million, (v) lower investment expenses of $13 million, (vi) cash and short term investments of $10 million, (vii) interest on policy loans of $9 million, and (viii) real estate and real estate joint ventures, net of investment expenses and depreciation, of $6 million.

     The increase in income from fixed maturities to $2,117 million from $2,039 million was primarily due to a more active securities lending program offset by a decrease in income from equity linked notes due to changes in underlying indices. The increase in income from other invested assets to $67 million from $24 million was primarily due to swaps and financial options. The increase in income from equity securities and other limited partnership interests to $67 million from $29 million was primarily due to sales of underlying assets held in corporate partnerships.

     The increase in net investment income is largely attributable to Institutional Business and Individual Business. Institutional Business' net investment income increased by $123 million predominately due to increased securities lending activity and increased equity in earnings of corporate partnerships, resulting principally from sales of underlying assets, mainly in the retirement and savings business. Individual business' net investment income increased by $48 million also primarily due to higher volume of securities lending activity. Due to the nature and timing of certain investment transactions, including sales of underlying assets held in corporate partnerships, past investment performance is not necessarily indicative of future performance.

     Other revenues decreased by $195 million, or 32%, to $411 million for the three months ended March 31, 2001 from $606 million for the comparable 2000 period. This decrease is primarily attributable to Asset Management and Individual Business. The decrease of $160 million in Asset Management is due to the sale of Nvest on October 30, 2000. The decrease of $23 million in Individual Business is largely a result of lower commission and fee income related to decreased sales in the broker/dealer and other subsidiaries.

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

     Net investment losses increased by $33 million, or 29%, to $145 million for the three months ended March 31, 2001 from $112 million for the comparable 2000 period. This increase reflects total gross investment losses of $175 million, an increase of $44 million, or 34%, from $131 million in 2000, before the offsets for: the amortization of deferred policy acquisition costs of $(6) million and $15 million in 2001 and 2000, respectively; changes in the policyholder dividend obligation of $36 million in 2001; and reductions in participating contracts of $4 million in 2000 related to assets sold. The increase in investment losses is primarily attributable to the continuation of the Company's recognition of deteriorating credits through the proactive sale or write-down of certain assets, offset by $68 million of investment gains from the change in fair value of derivative instruments recorded in accordance with SFAS 133 and SFAS 138.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its unaudited interim condensed consolidated statements of income to easily exclude investment gains and losses and the related effects on the unaudited interim condensed consolidated statements of income when evaluating its operating performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its unaudited interim condensed consolidated statements of income may not be comparable with amounts reported by other insurers.

     Policyholder benefits and claims increased by $388 million, or 10%, to $4,435 million for the three months ended March 31, 2001 from $4,047 million for the comparable 2000 period. This increase reflects total gross policyholder benefits and claims of $4,399 million, an increase of $356 million, or 9%, from $4,043 million in 2000, before the offsets for reductions in participating contractholder accounts of $4 million in 2000 and changes in the policyholder dividend obligation of $36 million in 2001 directly related to net investment losses. This rise is primarily due to increases of $178 million in Institutional Business, $84 million in Auto & Home, $58 million in Reinsurance and $48 million in Individual Business. The Institutional Business increase is largely due to overall growth in this segment's dental and long term care businesses. In addition, policyholder benefits and claims related to group life increased commensurate with the increase in premiums discussed above. The increase in Auto & Home is due, in most part, to an increase in policyholder benefits and claims associated with an increase in claims frequencies resulting from prolonged winter weather as well as adverse development in claims experience as compared to estimates used in the establishment of liabilities for incurred but not reported claims. The increase in Reinsurance is largely due to unfavorable mortality experience, primarily in the U.S. traditional business, during the first three months of 2001. The increase in Individual Business is predominately due to a $36 million increase in the policyholder dividend obligation driven by favorable experience in the closed block created in April 2000 in connection with the demutualization.

     Interest credited increased by $63 million, or 9%, to $760 million for the three months ended March 31, 2001 from $697 million for the comparable 2000 period. This is primarily attributable to increases of $32 million in Individual Business and $24 million in Institutional Business. The increase in Individual Business is predominately due to a slight increase in crediting rates on its insurance products and higher policyholder account balances. The higher expense in Institutional Business is largely due to an increase in group insurance customer account balances, stemming from asset growth and the investment of demutualization funds. In addition, increases related to guaranteed interest products, offered through the retirement and savings business, contributed to this variance.

     Policyholder dividends increased by $47 million, or 10%, to $515 million for the three months ended March 31, 2001 from $468 million for the comparable 2000 period. Policyholder dividends vary from period to period based on participating group and traditional individual life insurance contract experience.

     Demutualization costs of $55 million were incurred during the three months ended March 31, 2000. These costs are related to Metropolitan Life's demutualization on April 7, 2000.

     Other expenses decreased by $86 million, or 4%, to $1,834 million for the three months ended March 31, 2001 from $1,920 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses decreased by $49 million, or 2%, to $1,918 million in 2001 from $1,967 million in 2000. This decrease is primarily attributable to decreases of $149 million in Asset Management and $35 million in Individual Business. These decreases are partially offset by a $84 million increase in Institutional Business, a $26 million increase in Reinsurance and a $14 million increase in Corporate & Other. The decrease in Asset Management is due to the sale of Nvest on October 30, 2000. The decrease in Individual Business is primarily attributable to expense reduction initiatives and lower volume-related expenses in the broker-dealer subsidiaries. The increase in Institutional Business is primarily due to costs incurred in connection with initiatives focused on improving service delivery capabilities through investments in technology and an increase in volume-related expenses associated with premium growth. Volume-related expenses include premium taxes, separate account investment management expenses, and commissions. The increase in Reinsurance is primarily attributable to an increase in reinsurance fees paid and the acquisition of the remaining 60% of RGA/Swiss Financial Group, L.L.C., which was subsequently renamed RGA Financial Group, L.L.C. ("RGA Financial Group") in the second half of 2000. The increase in Corporate & other is primarily due to increases in legal expenses and expenses associated with the introduction of shareholder services costs and start-up costs relating to MetLife's banking initiatives, which became operational on March 1, 2001. Management expects that, during the next several quarters, the Company will incur expenses in connection with the recently announced relocation of certain employees from the New York Home Office to various other locations.

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

     Capitalization of deferred policy acquisition costs increased slightly to $421 million for the three months ended March 31, 2001 from $392 million for the comparable 2000 period. This increase is commensurate with the growth in Institutional Business, Reinsurance and International. This increase is partially offset by a decline in sales of annuity and investment-type products offered through Individual Business. Total amortization of deferred policy acquisition costs increased to $343 million in 2001 from $330 million in 2000. Amortization of deferred policy acquisition costs of $337 million and $345 million are allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment losses. The decrease in amortization of deferred policy acquisition costs allocated to other expenses is attributable to a decrease in Individual Business, partially offset by increases in Auto & Home, Reinsurance and International. The decrease in Individual Business stems from a universal life product replacement program, partially offset by increased amortization related to annuity and investment-type products. The increases in amortization related to the aforementioned segments are commensurate with business growth.

     Income tax expense for the three months ended March 31, 2001 was $140 million, or 33% of income before provision for income taxes, compared with $184 million, or 44%, for the comparable 2000 period. The 2001 effective tax rate differs from the corporate tax rate of 35% principally due to the impact of non-taxable investment income. The 2000 effective tax rate differs from the corporate tax rate of 35% due principally to the impact of surplus tax. Prior to its demutualization, Metropolitan Life was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income. Subsequent to the demutualization, the Company is no longer subject to the surplus tax.

INDIVIDUAL BUSINESS

     The following table presents summary consolidated financial information for Individual Business for the periods indicated:

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                       $  1,106        $  1,118
Universal life and investment-type product policy fees              313             319
Net investment income                                             1,626           1,578
Other revenues                                                      146             169
Net investment losses                                               (53)            (39)
                                                              ----------      ----------
Total revenues                                                    3,138           3,145
                                                              ----------      ----------

EXPENSES
Policyholder benefits and claims                                  1,233           1,185
Interest credited to policyholder account balances                  444             412
Policyholder dividends                                              436             438
Other expenses                                                      790             840
                                                              ----------      ----------
Total expenses                                                    2,903           2,875
                                                              ----------      ----------

Income before provision for income taxes                            235             270
Provision for income taxes                                           91              97
                                                              ----------      ----------
Net income                                                     $    144        $    173
                                                              ==========      ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000 - INDIVIDUAL BUSINESS

     Premiums decreased by $12 million, or 1%, to $1,106 million for the three months ended March 31, 2001 from $1,118 million for the comparable 2000 period. Premiums from insurance products decreased by $14 million. This decrease is primarily due to the continued decline in sales of traditional life insurance policies, which reflects a continued shift in policyholders' preference from those policies to variable life products. Premiums from annuity and investment products increased by $2 million, largely attributable to increased sales of immediate annuities.

     Universal life and investment-type product policy fees decreased by $6 million, or 2%, to $313 million for the three months ended March 31, 2001 from $319 million for the comparable 2000 period. Policy fees from insurance products increased by $24 million, primarily due to increases in variable life products, reflecting a continued shift in customer preferences from traditional life products. Policy fees from annuity and investment-type products decreased by $30 million, primarily due to declines in average separate account asset base resulting from poor equity market performance. Policy fees from annuity and investment-type products are typically calculated as a percentage of average assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to remain below prior year levels, management expects fees will continue to be adversely impacted.

     Other revenues decreased by $23 million, or 14%, to $146 million for the three months ended March 31, 2001 from $169 million for the comparable 2000 period primarily due to lower commission and fee income associated with decreased sales in our broker/dealer and other subsidiaries.

     Policyholder benefits and claims increased by $48 million, or 4%, to $1,233 million for the three months ended March 31, 2001 from $1,185 million for the comparable 2000 period. Policyholder benefits and claims for insurance products increased by $51 million. This increase is predominately due to an increase of $36 million in the policyholder dividend obligation driven by favorable experience in the closed block created in April 2000 in connection with the demutualization. Policyholder benefits and claims for annuity and investment products decreased by $3 million primarily due to favorable mortality experience.

     Interest credited to policyholder account balances increased by $32 million, or 8%, to $444 million for the three months ended March 31, 2001 from $412 million for the comparable 2000 period. Interest on insurance products increased by $22 million, primarily due to a slight increase in crediting rates and growth in policyholder account balances. Interest on annuity and investment products increased by $10 million, due to a slight increase in the crediting rate.

     Policyholder dividends remained essentially unchanged at $436 million for the three months ended March 31, 2001 as compared to $438 million for the comparable 2000 period.

     Other expenses decreased by $50 million, or 6%, to $790 for the three months ended March 31, 2001 from $840 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs and value of business acquired which are discussed below, other expenses decreased by $35 million, or 4%, to $803 million in 2001 from $838 million in 2000. Other expenses related to insurance products decreased by $28 million, primarily due to expense reduction initiatives. Management anticipates that these initiatives will result in further expense reductions throughout the remainder of the year. In addition, a reduction in volume-related expenses in our broker/dealer and other subsidiaries also contributed to the variance. These decreases are partially offset by rebate expenses associated with the Company's securities lending program. Other expenses related to annuity and investment products decreased by $7 million. This decrease can be attributed to lower volume-related expenses from reduced sales of annuity products during the first quarter of 2001. This decrease is partially offset by rebate expenses associated with the Company's security lending program.

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

     Capitalization of deferred policy acquisition costs decreased by $9 million, or 4%, to $210 million for the three months ended March 31, 2001 from $219 million for the comparable 2000 period while total amortization of deferred policy acquisition costs and value of business acquired decreased by $4 million, or 2%, to $203 million in 2001 from $207 million in 2000. Amortization of deferred policy acquisition costs and value of business acquired of $197 million and $221 million is allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses related to insurance products decreased by $42 million. This decrease is due to the acceleration of the recognition of unearned fees in connection with the product replacement program for universal life policies initiated in the first quarter of 2000. Amortization of deferred policy acquisition costs and value of business acquired allocated to other expenses related to annuity and investment products increased by $18 million. This increase is due to refinements in the calculation of estimated gross profits. These refinements resulted from poor equity market performance. Further refinements may be necessary if the performance of the equity markets continues to decline.

INSTITUTIONAL BUSINESS

The following table presents summary consolidated financial information for Institutional Business for the periods indicated:

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                       $  1,868        $  1,593
Universal life and investment-type product policy fees              150             137
Net investment income                                             1,051             928
Other revenues                                                      167             177
Net investment losses                                               (70)            (16)
                                                              ----------      ----------
  Total revenues                                                  3,166           2,819
                                                              ----------      ----------

EXPENSES
Policyholder benefits and claims                                  2,151           1,973
Interest credited to policyholder account balances                  271             247
Policyholder dividends                                               64              18
Other expenses                                                      451             380
                                                              ----------      ----------
  Total expenses                                                  2,937           2,618
                                                              ----------      ----------

Income before provision for income taxes                            229             201
Provision for income taxes                                           79              71
                                                              ----------      ----------
Net income                                                     $    150        $    130
                                                              ==========      ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000 - - INSTITUTIONAL BUSINESS

     Premiums increased by $275 million, or 17%, to $1,868 million for the three months ended March 31, 2001 from $1,593 million for the comparable 2000 period. Group insurance premiums increased by $287 million as a result of strong sales and continued favorable policyholder retention in this segment's group life, dental, disability and long term care businesses. In addition, the BMA acquisition contributed $20 million to the variance. These increases are partially offset by a $12 million decrease in retirement and savings due primarily to a decrease in premiums from existing customers in 2001.

     Universal life and investment-type product policy fees increased by $13 million, or 9%, to $150 million for the three months ended March 31, 2001 from $137 million for the comparable 2000 period. This increase is primarily due to fees earned on a significant deposit received from an existing customer in 2001 for a group investment-type product.

     Other revenues decreased by $10 million, or 6%, to $167 million for the three months ended March 31, 2001 from $177 million for the comparable 2000 period. This decrease is primarily the result of final settlements on several cases related to the term life and former medical businesses in the first quarter of 2000. This decline is partially offset by increases in the dental and disability administrative services businesses.

     Policyholder benefits and claims increased by $178 million, or 9%, to $2,151 million for the three months ended March 31, 2001 from $1,973 million for the comparable 2000 period. Group life increased by $133 million primarily due to overall growth in the business, commensurate with the premium variance discussed above. Non-medical health increased by $67 million. This increase is largely attributable to significant growth in this segment's dental and long term care businesses. In addition, the BMA acquisition contributed $18 million to the variance. Partially offsetting these increases is a decrease of $22 million in retirement and savings. This decline is commensurate with the premium variance discussed above.

     Interest credited to policyholder account balances increased by $24 million, or 10%, to $271 million for the three months ended March 31, 2001 from $247 million for the comparable 2000 period. Increases in customer account balances, stemming from asset growth and the investment of demutualization funds in the group insurance business, resulted in an increase of $19 million. The remaining variance is attributable to increases related to guaranteed interest products offered through the retirement and savings business.

     Policyholder dividends increased by $46 million, or 256%, to $64 million for the three months ended March 31, 2001 from $18 million for the comparable 2000 period. Policyholder dividends vary from period to period based on participating group insurance contract experience.

     Other expenses increased by $71 million, or 19%, to $451 million for the three months ended March 31, 2001 from $380 million for the comparable 2000 period. Increases in group life of $27 million, group non-medical health of $30 million, and retirement and savings of $14 million are primarily due to costs incurred in connection with initiatives focused on improving service delivery capabilities through investments in technology and higher expenses associated with the Company's securities lending program. In addition, an increase in volume-related expenses associated with premium growth contributed to the variance. Volume-related expenses include premium taxes, interest issue costs, and commissions.

REINSURANCE

     The following table presents summary consolidated financial information for Reinsurance for the periods indicated:

                                                             FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                          -------------------------
                                                             2001           2000
                                                          ----------     ----------
                                                            (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                   $    410       $    358
Net investment income                                            97             88
Other revenues                                                    9              2
Net investment gains (losses)                                     5             (1)
                                                          ----------     ----------
  Total revenues                                                521            447
                                                          ----------     ----------

EXPENSES
Policyholder benefits and claims                                343            285
Interest credited to policyholder account balances               29             23
Policyholder dividends                                            5              5
Other expenses                                                  100             85
                                                          ----------     ----------
  Total expenses                                                477            398
                                                          ----------     ----------

Income before provision for income taxes                         44             49
Provision for income taxes                                       11             19
Minority interest                                                15              9
                                                          ----------     ----------
Net income                                                 $     18       $     21
                                                          ==========     ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000 - - REINSURANCE

     Premiums increased by $52 million, or 15%, to $410 million for the three months ended March 31, 2001 from $358 million for the comparable 2000 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Other revenues increased by $7 million to $9 million for the three months ended March 31, 2001 from $2 million for the comparable 2000 period. The increase is primarily due to the acquisition during the last half of 2000 of the remaining 60% of RGA/Swiss Financial Group, L.L.C., which was subsequently renamed RGA Financial Group, L.L.C. ("RGA Financial Group").

     Policyholder benefits and claims increased by $58 million, or 20%, to $343 million for the three months ended March 31, 2001 from $285 million for the comparable 2000 period. Policy benefits and claims were 83.7% of premiums for the three months ended March 31, 2001 compared to 79.6% for the comparable 2000 period. Unfavorable mortality experience, primarily in the U.S. traditional business, during the first three months of 2001 caused the increase in policyholder benefits and claims as a percentage of premiums. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term. Analysis of the claims activity suggests no significant variances by cause of death, client company, or issue year which would indicate any pricing or profitability problems.

     Interest credited to policyholder account balances increased by $6 million, or 26%, to $29 million for the three months ended March 31, 2001 from $23 million for the comparable 2000 period. The increase is primarily related to a block of single premium deferred annuities reinsured during the second quarter of 2000.

     Policyholder dividends were unchanged at $5 million for both the three months ended March 31, 2001 and 2000.

     Other expenses increased by $15 million, or 18%, to $100 million for the three months ended March 31, 2001, from $85 million for the comparable 2000 period. Other expenses, which include underwriting, acquisition and insurance expenses, were 19.2% of revenues for the three months ended March 31, 2001 compared to 19.0% for the comparable 2000 period. An increase in reinsurance fees paid and the acquisition of RGA Financial Group significantly contributed to the increase in other expenses. The percentage of other expenses to revenues fluctuates depending on the mix of the underlying insurance products being reinsured.

     Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated.

AUTO & HOME

     The following table presents summary consolidated financial information for Auto & Home for the periods indicated:

                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                 ---------------------------
                                                                    2001             2000
                                                                 ----------       ----------
                                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                          $    673         $    645
Net investment income                                                   51               36
Other revenues                                                           6               13
Net investment (losses) gains                                           (3)               5
                                                                 ----------       ----------
Total revenues                                                         727              699
                                                                 ----------       ----------

EXPENSES
Policyholder benefits and claims                                       563              479
Other expenses                                                         209              204
                                                                 ----------       ----------
Total expenses                                                         772              683
                                                                 ----------       ----------

(Loss) income before (benefit) provision for income taxes              (45)              16
(Benefit) provision for income taxes                                   (19)               5
                                                                 ----------       ----------
Net (loss) income                                                 $    (26)        $     11
                                                                 ==========       ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000 - - AUTO & HOME

     Premiums increased by $28 million, or 4%, to $673 million for the three months ended March 31, 2001 from $645 million for the comparable 2000 period. Auto premiums increased by $28 million primarily due to higher average premium resulting from rate increases and improved retention of existing business. Policyholder retention in the standard auto business increased by 1% to 89%. Homeowner premiums increased by $2 million primarily due to an increase in average premium, resulting from rate increases, and improved retention of the existing business. Premiums from other personal lines decreased by $2 million.

     Other revenues decreased by $7 million, or 54%, to $6 million for the three months ended March 31, 2001 from $13 million for the comparable 2000 period. This decrease was primarily due to a revision of an estimate to increase a reinsurance recoverable, related to the disposition of this segment's reinsurance business in 1990, recorded in the first quarter of 2000.

     Policyholder benefits and claims increased by $84 million, or 18%, to $563 million for the three months ended March 31, 2001 from $479 million for the comparable 2000 period. Auto policyholder benefits and claims increased by $56 million due to increased claim frequencies resulting from poor road conditions from the prolonged winter weather in the Northeast as well as adverse development in claims experience as compared to estimates used in the establishment of liabilities for incurred but not reported claims. Correspondingly, the auto loss ratio increased to 82.9% in 2001 from 76.0% in 2000. Homeowner policyholder benefits and claims increased by $21 million due to increased catastrophic activity and non-catastrophe winter weather related losses in the first quarter of 2001 as well as adverse development in claims experience as compared to estimates used in the establishment of liabilities for incurred but not reported claims. The homeowner loss ratio increased to 85.5% in 2001 from 73.0% in 2000. Catastrophes represented 11.1% of the loss ratio in 2001 compared to 5.6% in 2000. Other policyholder benefits and claims increased by $7 million.

     Other expenses increased by $5 million, or 2%, to $209 million for the three months ended March 31, 2001 from $204 million for the comparable 2000 period, primarily as a result of increased costs related to the New York residual market. The expense ratio decreased to 31.1% in 2001 from 31.7% in 2000.

     The effective tax rates for the three months ended March 31, 2001 and 2000 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

ASSET MANAGEMENT

     The following table presents summary consolidated financial information for Asset Management for the periods indicated:

                                                             FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                          --------------------------
                                                             2001            2000
                                                          ----------      ----------
                                                            (DOLLARS IN MILLIONS)
REVENUES
Net investment income                                      $     19        $     21
Other revenues                                                   56             216
                                                          ----------      ----------
Total revenues                                                   75             237
                                                          ----------      ----------

OTHER EXPENSES                                                   66             202
                                                          ----------      ----------

Income before provision for income taxes
  and minority interest                                           9              35
Provision for income taxes                                        3              11
Minority interest                                                --              13
                                                          ----------      ----------
Net income                                                 $      6        $     11
                                                          ==========      ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000 - - ASSET MANAGEMENT

     Other revenues, which are primarily comprised of management and advisory fees, decreased by $160 million, or 74%, to $56 million for the three months ended March 31, 2001 from $216 million for the comparable 2000 period. This decrease was primarily due to the sale of Nvest which occurred on October 30, 2000. Excluding the impact of this transaction, other revenues are essentially unchanged at $56 million in 2001 as compared to $57 million in 2000. Assets under management, excluding the impact of the Nvest transaction, decreased to $75 billion at March 31, 2001 from $85 billion at March 31, 2000. This decline occurred as a result of poor equity market performance, customer withdrawals, and the transfer of assets to management in other parts of MetLife. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix. If the performance of the equity markets continues to decline, management expects assets under management and management and advisory fees will continue to be adversely impacted.

     Other expenses decreased by $136 million, or 67%, to $66 million for the three months ended March 31, 2001 from $202 million for the comparable 2000 period primarily due to the sale of Nvest. Excluding the impact of this transaction, other expenses are essentially unchanged at $66 million in 2001 as compared to $67 million in 2000.

     Minority interest, principally reflecting third-party ownership interest in Nvest, decreased by $13 million, or 100%, due to the sale of Nvest.

INTERNATIONAL

     The following table presents summary consolidated financial information for International for the periods indicated:

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                  --------------------------
                                                                     2001            2000
                                                                  ----------      ----------
                                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                           $    177        $    146
Universal life and investment-type product policy fees                   11              13
Net investment income                                                    64              65
Other revenues                                                            4               3
Net investment gains                                                      1               1
                                                                  ----------      ----------
Total revenues                                                          257             228
                                                                  ----------      ----------

EXPENSES
Policyholder benefits and claims                                        144             125
Interest credited to policyholder account balances                       16              15
Policyholder dividends                                                   10               7
Other expenses                                                           67              65
                                                                  ----------      ----------
Total expenses                                                          237             212
                                                                  ----------      ----------
Income before provision for income taxes                                 20              16
Provision for income taxes                                               --               6
                                                                  ----------      ----------
Net income                                                         $     20        $     10
                                                                  ==========      ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000 - INTERNATIONAL

     Premiums increased by $31 million, or 21%, to $177 million for the three months ended March 31, 2001 from $146 million for the comparable 2000 period. Mexico's premiums increased by $18 million, primarily due to new business growth in the group life and major medical products. South Korea's premiums increased by $5 million due to higher productivity levels and continued growth in the professional sales force. Increased sales in the direct auto business is the principal driver for the $4 million increase in Spain's premiums. The remaining variance is attributable to continued growth in Taiwan, Hong Kong and Brazil.

     Universal life and investment-type product policy fees decreased by $2 million, or 15%, to $11 million for the three months ended March 31, 2001 from $13 million for the comparable 2000 period. This decrease is primarily due to a reduction of fees in Spain resulting from a decrease in assets under management. This decrease is a result of a planned cessation of product lines offered through our joint venture with Banco Santander. Further reductions in fees are anticipated in Spain throughout the year.

     Other revenues are essentially unchanged at $4 million for the three months ended March 31, 2001 as compared to $3 million for the comparable 2000 period.

     Policyholder benefits and claims increased by $19 million, or 15%, to $144 million for the three months ended March 31, 2001 from $125 million for the comparable 2000 period. This increase is commensurate with the overall growth in Mexico, South Korea, Spain, Taiwan and Hong Kong.

     Interest credited to policyholder account balances is essentially unchanged at $16 million for the three months ended March 31, 2001 as compared to $15 million for the comparable 2000 period.

     Policyholder dividends increased by $3 million, or 43%, to $10 million for the three months ended March 31, 2001 from $7 million for the comparable 2000 period. This increase is largely attributable to growth in Mexico's group and major medical businesses.

     Other expenses increased by $2 million, or 3%, to $67 million for the three months ended March 31, 2001 from $65 million for the comparable 2000 period primarily due to the expansion of business in South Korea.

     The effective tax rates for the three months ended March 31, 2001 and 2000 differ from the corporate tax rate of 35% due to the timing of the recognition of certain foreign net operating loss carryforwards.

CORPORATE & OTHER

     Total revenues for Corporate & Other, which consist of net investment income, other revenues and net investment losses that are not allocated to other business segments, increased by $55 million, or 172%, to $87 million for the three months ended March 31, 2001 from $32 million for the comparable 2000 period. Excluding the effects of inter-company eliminations, total revenues increased by $55 million, or 60%, to $146 million for the three months ended March 31, 2001 from $91 million for the comparable 2000 period. This increase is primarily due to a $42 million decrease in net investment losses in connection with the Company's strategy in 2000 to reposition its portfolio in order to provide a higher operating return on its invested assets. Total Corporate & Other expenses decreased by $40 million, or 23%, to $137 million in 2001 from $177 million for the comparable 2000 period. Excluding the effects of inter-company eliminations, total Corporate expenses decreased by $33 million, or 15%, to $186 million for the three months ended March 31, 2001 from $219 million for the comparable 2000 period. This decrease is primarily attributable to a $55 million decrease in expenses associated with the Company's demutualization, which was completed on April 7, 2000. This decrease is partially offset by increases in legal expenses and an increase in expenses associated with the introduction of shareholder services costs and start-up costs relating to MetLife's banking initiatives, which became operational on March 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

     The primary uses of liquidity of the Holding Company include the payment of Common Stock dividends, interest payments on debentures issued to MetLife Capital Trust I and other debt servicing, contributions to subsidiaries, and payment of general operating expenses. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life and the interest received from Metropolitan Life under the capital note described in
Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 2000 included in MetLife Inc.'s Annual Report on Form 10-K filed with the SEC. In addition, sources of liquidity also include facilities for short- and long-term borrowing as needed, primarily arranged through MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "-- Financing" below. The Holding Company's ability, on a continuing basis, to meet its cash needs depends primarily on the receipt of dividends and the interest on the capital note from Metropolitan Life.

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

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

     In connection with the contribution of the net proceeds from the initial public offering, the private placements and the offering of equity security units, Metropolitan Life issued to the Holding Company a $1,006 million 8.00% mandatorily convertible capital note due 2005.

     The Superintendent approved the issuance of the capital note on April 4, 2000. If the payment of interest is prevented by application of the payment restrictions described in Note 9 in Notes to Consolidated Financial Statements for the year ended December 31, 2000 included in MetLife Inc.'s Annual Report on Form 10-K filed with the SEC, the interest on the capital note will not be available as a source of liquidity for the Holding Company.

     Based on the historic cash flows and the current financial results of Metropolitan Life, subject to any dividend limitations which may be imposed upon Metropolitan Life or its subsidiaries by regulatory authorities, management believes that cash flows from operating activities, together with the dividends Metropolitan Life is permitted to pay without prior insurance regulatory clearance and the interest received on the capital note from Metropolitan Life, will be sufficient to enable the Holding Company to make payments on the debentures issued to MetLife Capital Trust I, make dividend payments on its Common Stock, pay all operating expenses and meet its other obligations.

     On March 28, 2001, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program will begin after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase the common stock from the Metropolitan Life Policyholder Trust, in the open market, and in privately negotiated transactions. For the three months ended March 31, 2001, 7,829,619 shares of common stock have been acquired for $238 million.

     RESTRICTIONS AND LIMITATIONS ON BANK HOLDING COMPANIES AND FINANCIAL HOLDING COMPANIES - CAPITAL. MetLife, Inc. and its insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At March 31, 2001 MetLife, Inc. and its insured depository institution subsidiaries were in compliance with the aforementioned guidelines.

THE COMPANY

     LIQUIDITY SOURCES. The Company's principal cash inflows from its insurance activities come from life insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contract holder and policyholder withdrawal. The Company seeks to include provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit fund liabilities) sold to employee benefit plan sponsors.

     The Company's principal cash inflows from its investment activities result from repayments of principal and proceeds from maturities and sales of invested assets and investment income. The primary liquidity concerns with respect to these cash inflows are the risks of default by debtors, interest rate and other market volatilities and potential illiquidity of subsidiaries. The Company closely monitors and manages these risks.

     Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. treasury securities, short-term investments, common stocks and marketable fixed maturity securities. The Company's available portfolio of liquid assets was approximately $105 billion and $101 billion at March 31, 2001 and December 31, 2000, respectively.

     Sources of liquidity also include facilities for short- and long-term borrowing as needed, primarily arranged through MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "--Financing" below.

     LIQUIDITY USES. The Company's principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses, income taxes, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the above-named products, as well as payments for policy surrenders, withdrawals and loans.

     The Company's management believes that its sources of liquidity are more than adequate to meet its current cash requirements.

     LITIGATION. Various litigation, claims and assessments against the Company have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on the Company's consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 6 of Notes to Unaudited Interim Condensed Consolidated Financial Statements and "Legal Proceedings."

     RISK-BASED CAPITAL. Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk.
Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At March 31, 2001, Metropolitan Life's and each of its U.S. insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

     The National Association of Insurance Commissioners' ("NAIC") Codification of Statutory Accounting Principles ("Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments, became effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the New York Insurance Department also adopted Codification with certain modifications. The adoption of Codification in accordance with NAIC guidance and Codification as modified by the New York State Insurance Department increased Metropolitan Life's statutory capital and surplus by approximately $1.5 billion and $40 million, respectively on January 1, 2001. Further modifications by state Insurance Departments may impact the effect of Codification on Metropolitan Life's statutory surplus and capital.

     FINANCING. MetLife Funding, Inc. serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At March 31, 2001 and December 31, 2000, MetLife Funding had a tangible net worth of $10.4 million and $10.3 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MetLife. At March 31, 2001 and December 31, 2000, MetLife Funding had total outstanding liabilities of $1.4 billion and $1.1 billion, respectively, consisting primarily of commercial paper.

     The Company also maintained approximately $2 billion in committed credit facilities at March 31, 2001 and December 31, 2000. At March 31, 2001 and December 31, 2000, there was $108 million and $98 million, respectively, outstanding under these facilities.

     SUPPORT AGREEMENTS. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("New England"), whereby it is obligated to maintain New England's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England at March 31, 2001 was in excess of the amount that would trigger such an event.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"), whereby Metropolitan Life is obligated to maintain General American's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American at a level not less than 180% of the NAIC Risk-Based Capitalization Model. The capital and surplus of General American at March 31, 2001 was in excess of the required amount.

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

     CONSOLIDATED CASH FLOWS. Net cash provided by operating activities was $1,542 and $1,616 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash provided by the Company's operations in 2001 compared with 2000 was primarily due to the timing in the settlement in other receivables and payables. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

     Net cash used in investing activities was $1,664 million and $602 million for the three months ended March 31, 2001 and 2000, respectively. Purchases of investments exceeded sales, maturities and repayments by $2,259 million and $3,837 million in 2001 and 2000, respectively. These increases were primarily attributable to the investment of collateral received in connection with the securities lending program, which increased by $970 million and $2,305 million in 2001 and 2000, respectively.

     Net cash provided by (used in) financing activities was $893 million and $(1,566) million for the three months ended March 31, 2001 and 2000, respectively. Deposits to policyholders' account balances exceeded withdrawals by $602 million in 2001, as compared with withdrawals from policyholder account balances exceeding deposits by $1,005 in 2000. Short-term financing increased by $502 million in 2001 compared with a decrease of $620 million in 2000, while net additions to long-term debt were $27 million and $59 million in 2001 and 2000, respectively. In addition, treasury stock of $238 was acquired in 2001.

     The operating, investing and financing activities described above resulted in an increase (decrease) in cash and cash equivalents of $771 million and $(552) million for the three months ended March 31, 2001 and 2000, respectively.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

INVESTMENTS

     The Company had total cash and invested assets at March 31, 2001 of $164.7 billion. In addition, the Company had $64.1 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

     The following table summarizes the Company's cash and invested assets at March 31, 2001 and December 31, 2000:

                                                                     AT MARCH 31,                AT DECEMBER 31,
                                                                        2001                          2000
                                                              -------------------------     -------------------------
                                                               CARRYING        % OF          CARRYING        % OF
                                                                VALUE          TOTAL          VALUE          TOTAL
                                                              ----------     ----------     ----------     ----------
                                                                               (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value            $  116,811           70.8%    $  112,979           70.7%
Mortgage loans on real estate                                     22,011           13.4         21,951           13.7
Policy loans                                                       8,149            4.9          8,158            5.1
Equity real estate and real estate joint ventures                  5,451            3.3          5,504            3.4
Cash and cash equivalents                                          4,205            2.6          3,434            2.1
Equity securities and other limited partnership interests          3,585            2.2          3,845            2.4
Other invested assets                                              3,577            2.2          2,821            1.8
Short-term investments                                               918            0.6          1,269            0.8
                                                              ----------     ----------     ----------     ----------
     Total cash and invested assets                           $  164,707          100.0%    $  159,961          100.0%
                                                              ==========     ==========     ==========     ==========

     INVESTMENT RESULTS

     The annualized yields on general account cash and invested assets, excluding net investment gains and losses, were 7.6% and 7.2% for the three months ended March 31, 2001 and 2000, respectively.

     The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months ended March 31, 2001 and 2000:

                                                   AT OR FOR THE THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------------------------
                                                       2001                        2000
                                              -----------------------     -----------------------
                                              YIELD (1)     AMOUNT        YIELD (1)     AMOUNT
                                              ---------   -----------     ---------   -----------
                                                            (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                                7.64%    $     2,117        7.56%    $     2,039
Net investment losses                                            (151)                       (169)
                                                          -----------                 -----------
     Total                                                $     1,966                 $     1,870
                                                          -----------                 -----------
Ending assets                                             $   116,811                 $   108,566
                                                          -----------                 -----------
MORTGAGE LOANS: (3)
Investment income                                7.92%    $       435        7.86%    $       419
Net investment gains                                                2                           2
                                                          -----------                 -----------
     Total                                                $       437                 $       421
                                                          -----------                 -----------
Ending assets                                             $    22,011                 $    21,185
                                                          -----------                 -----------
EQUITY REAL ESTATE AND REAL ESTATE JOINT
     VENTURES: (4)
Investment income, net of expenses              11.78%    $       161       10.75%    $       155
Net investment gains                                                5                          13
                                                          -----------                 -----------
     Total                                                $       166                 $       168
                                                          -----------                 -----------
Ending assets                                             $     5,451                 $     5,747
                                                          -----------                 -----------
POLICY LOANS:
Investment income                                6.55%    $       134        6.32%    $       125
                                                          -----------                 -----------
Ending assets                                             $     8,149                 $     7,914
                                                          -----------                 -----------
EQUITY SECURITIES AND OTHER LIMITED
     PARTNERSHIP INTERESTS:
Investment income                                7.21%    $        67        3.40%    $        29
Net investment (losses) gains                                     (99)                         72
                                                          -----------                 -----------
     Total                                                $       (32)                $       101
                                                          -----------                 -----------
Ending assets                                             $     3,585                 $     3,589
                                                          -----------                 -----------
CASH, CASH EQUIVALENTS AND SHORT-TERM
     INVESTMENTS:
Investment income                                5.84%    $        72        4.77%    $        62
Net investment losses                                              --                          (2)
                                                          -----------                 -----------
     Total                                                $        72                 $        60
                                                          -----------                 -----------
Ending assets                                             $     5,123                 $     3,815
                                                          -----------                 -----------
OTHER INVESTED ASSETS:
Investment income                                8.36%    $        67        4.08%    $       24
Net investment gains (losses)                                      68                         (47)
                                                          -----------                 -----------
     Total                                                $       135                 $       (23)
                                                          -----------                 -----------
Ending assets                                             $     3,577                 $     2,397
                                                          -----------                 -----------
TOTAL INVESTMENTS:
Investment income before expenses and fees       7.72%    $     3,053        7.42%    $     2,853
Investment expenses and fees                    (0.15%)           (56)      (0.19%)           (69)
                                              ---------   -----------     ---------   -----------
Net investment income                            7.57%    $     2,997        7.23%    $     2,784
                                                          -----------                 -----------
Net investment losses                                            (175)                       (131)
Adjustments to investment losses (5)                               30                          19
                                                          -----------                 -----------
     Total                                                $     2,852                 $     2,672
                                                          ===========                 ===========

(1) Yields are based on quarterly average asset carrying values for the three months ended March 31, 2001 and 2000, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity-linked notes of $1,224 million and $760 million at March 31, 2001 and 2000, respectively, which include an equity component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3)  Investment income from mortgage loans includes prepayment fees.

(4) Equity real estate and real estate joint venture income is shown net of depreciation of $54 million and $55 million for the three months ended March 31, 2001 and 2000, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs, charges and credits to participating contracts, and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

  FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 70.8% and 70.7% of total cash and invested assets at March 31, 2001 and December 31, 2000, respectively.

     Based on estimated fair value, public fixed maturities and private fixed maturities comprised 84.0% and 16.0%, respectively, of total fixed maturities at March 31, 2001 and 83.6% and 16.4%, respectively, at December 31, 2000. The Company invests in privately placed fixed maturities to enhance the overall value of its portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

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

     The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at March 31, 2001 and December 31, 2000, as well as the percentage, based on estimated fair value, that each designation comprises:

                                                  AT MARCH 31, 2001                     AT DECEMBER 31, 2000
                                         -----------------------------------    ------------------------------------
                                                      ESTIMATED                               ESTIMATED
 NAIC      RATING AGENCY                 AMORTIZED      FAIR         % OF        AMORTIZED       FAIR        % OF
RATING    EQUIVALENT DESIGNATION           COST         VALUE        TOTAL         COST          VALUE       TOTAL
------    ----------------------         ---------    ---------    ---------    ----------    ---------    ---------
                                                                    (DOLLARS IN MILLIONS)
  1       Aaa/Aa/A                       $  73,983    $  77,197       66.1%     $   72,170    $  74,389       65.9%
  2       Baa                               28,499       28,926       24.8          28,470       28,405       25.1
  3       Ba                                 5,662        5,495        4.7           5,935        5,650        5.0
  4       B                                  4,004        3,901        3.3           3,964        3,758        3.3
  5       Caa and lower                        302          232        0.2             123           95        0.1
  6       In or near default                   504          497        0.4             319          361        0.3
                                         ---------    ---------    ---------    ----------    ---------    ---------
          Subtotal                         112,954      116,248       99.5         110,981      112,658       99.7
          Redeemable preferred stock           548          563        0.5             321          321        0.3
                                         ---------    ---------    ---------    ----------    ---------    ---------
          Total fixed maturities         $ 113,502    $ 116,811      100.0%     $  111,302    $ 112,979      100.0%
                                         =========    =========    =========    ==========    =========    =========

     Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 90.9% and 91.0% of total fixed maturities in the general account at March 31, 2001 and December 31, 2000, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at March 31, 2001 and December 31, 2000:

                                                          AT MARCH 31, 2001       AT DECEMBER 31, 2000
                                                       ----------------------    ----------------------
                                                                    ESTIMATED                 ESTIMATED
                                                       AMORTIZED      FAIR       AMORTIZED      FAIR
                                                         COST         VALUE        COST         VALUE
                                                       ---------    ---------    ---------    ---------
                                                                     (DOLLARS IN MILLIONS)
Due in one year or less                                $   3,633    $   3,636    $   3,465    $   3,460
Due after one year through five years                     20,737       21,229       21,041       21,275
Due after five years through ten years                    23,706       24,243       23,872       23,948
Due after ten years                                       29,017       30,461       29,564       30,402
                                                       ---------    ---------    ---------    ---------
     Subtotal                                             77,093       79,569       77,942       79,085
Mortgage-backed and other asset-backed securities         35,861       36,679       33,039       33,573
                                                       ---------    ---------    ---------    ---------
     Subtotal                                            112,954      116,248      110,981      112,658
Redeemable preferred stock                                   548          563          321          321
                                                       ---------    ---------    ---------    ---------
Total fixed maturities                                 $ 113,502    $ 116,811    $ 111,302    $ 112,979
                                                       =========    =========    =========    =========

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

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at March 31, 2001 and December 31, 2000:

                                 AT MARCH 31, 2001          AT DECEMBER 31, 2000
                             -------------------------    -----------------------
                             ESTIMATED         % OF       ESTIMATED       % OF
                             FAIR VALUE        TOTAL      FAIR VALUE      TOTAL
                             ----------      ---------    ----------    ---------
                                              (DOLLARS IN MILLIONS)
Performing                   $  116,071         99.3%     $  112,371       99.5%
Problem                             300          0.3             163        0.1
Potential Problem                   422          0.4             364        0.3
Restructured                         18          0.0              81        0.1
                             ----------        -----      ----------      -----
Total                        $  116,811        100.0%     $  112,979      100.0%
                             ==========        =====      ==========      =====

     The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to fair value fixed maturities that it deems to be other than temporarily impaired. The Company records write-downs as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $47 million and $71 million for the three months ended March 31, 2001 and 2000, respectively.

     FIXED MATURITIES BY SECTOR. The Company diversifies its fixed maturities by security sector. The following table sets forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at March 31, 2001 and December 31, 2000:

                                      AT MARCH 31, 2001          AT DECEMBER 31, 2000
                                  -------------------------    -----------------------
                                  ESTIMATED         % OF       ESTIMATED       % OF
                                  FAIR VALUE        TOTAL      FAIR VALUE      TOTAL
                                  ----------      ---------    ----------    ---------
                                                  (DOLLARS IN MILLIONS)
U.S. treasuries/agencies          $   10,056          8.6%     $    9,634        8.5%
Corporate securities                  61,904         53.0          56,553       50.1
Foreign government securities          4,920          4.2           5,341        4.7
Mortgage-backed securities            28,767         24.6          25,726       22.8
Asset-backed securities                7,922          6.8           7,847        6.9
Other fixed income assets              3,242          2.8           7,878        7.0
                                  ----------      ---------    ----------    ---------
     Total                        $  116,811        100.0%     $  112,979      100.0%
                                  ==========      =========    ==========    =========

     CORPORATE FIXED MATURITIES. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:

                               AT MARCH 31, 2001          AT DECEMBER 31, 2000
                           -------------------------    -----------------------
                           ESTIMATED         % OF       ESTIMATED       % OF
                           FAIR VALUE        TOTAL      FAIR VALUE      TOTAL
                           ----------      ---------    ----------    ---------
                                           (DOLLARS IN MILLIONS)
Industrial                 $   27,234         44.0%     $   27,199       48.1%
Utility                         7,110         11.5           7,011       12.4
Finance                        13,311         21.5          12,722       22.5
Yankee/Foreign (1)             13,800         22.3           9,291       16.4
Other                             449          0.7             330        0.6
                           ----------      ---------    ----------    ---------
     Total                 $   61,904        100.0%     $   56,553      100.0%
                           ==========      =========    ==========    =========

(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no significant exposure to any single issuer. At March 31, 2001, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $3,934 million, which was less than 5% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at March 31, 2001 was $456 million, which was less than 1% of its total invested assets at such date.

     At March 31, 2001, investments of $6,390 million, or 46.3% of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     MORTGAGE-BACKED SECURITIES. The following table shows the types of mortgage-backed securities the Company held at March 31, 2001 and December 31, 2000:

                                                AT MARCH 31, 2001          AT DECEMBER 31, 2000
                                            -------------------------    -----------------------
                                            ESTIMATED         % OF       ESTIMATED       % OF
                                            FAIR VALUE        TOTAL      FAIR VALUE      TOTAL
                                            ----------      ---------    ----------    ---------
                                                            (DOLLARS IN MILLIONS)
Pass-through securities                     $   12,245         42.5%     $   10,610       41.3%
Collateralized mortgage obligations             11,349         39.5           9,866       38.3
Commercial mortgage-backed securities            5,173         18.0           5,250       20.4
                                            ----------      ---------    ----------    ---------
     Total                                  $   28,767        100.0%     $   25,726      100.0%
                                            ==========      =========    ==========    =========

     At March 31, 2001, pass-through and collateralized mortgage obligations totaled $23,594 million, or 82.0% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At March 31, 2001, approximately $3,028 million, or 58.5% of the commercial mortgage-backed securities, and $22,390 million, or 94.9% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

     The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

     ASSET-BACKED SECURITIES. Asset-backed securities, which include credit card and automobile receivables and home equity loans, are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. At March 31, 2001, approximately $3,324 million, or 42.0%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P.

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

MORTGAGE LOANS

     The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.4% and 13.7% of the Company's total cash and invested assets at March 31, 2001 and December 31, 2000, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by type at March 31, 2001 and December 31, 2000:

                            AT MARCH 31, 2001           AT DECEMBER 31, 2000
                        --------------------------    ------------------------
                          CARRYING         % OF         CARRYING       % OF
                           VALUE           TOTAL         VALUE         TOTAL
                        ------------     ---------    ------------   ---------
                                          (DOLLARS IN MILLIONS)
Commercial              $     16,982        77.2%     $     16,869      76.8%
Agricultural                   4,909        22.3             4,973      22.7
Residential                      120         0.5               109       0.5
                        ------------     ---------    ------------   ---------
     Total              $     22,011       100.0%     $     21,951     100.0%
                        ============     =========    ============   =========

     COMMERCIAL MORTGAGE LOANS. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at March 31, 2001 and December 31, 2000:

                            AT MARCH 31, 2001           AT DECEMBER 31, 2000
                        --------------------------    ------------------------
                          CARRYING         % OF         CARRYING       % OF
                           VALUE           TOTAL         VALUE         TOTAL
                        ------------     ---------    ------------   ---------
                                          (DOLLARS IN MILLIONS)
REGION
South Atlantic          $      4,510        26.6%     $      4,542      26.9%
Pacific                        3,201        18.8             3,111      18.4
Middle Atlantic                3,102        18.3             2,968      17.6
East North Central             1,800        10.6             1,822      10.8
West South Central             1,136         6.7             1,169       6.9
New England                    1,161         6.8             1,157       6.9
Mountain                         765         4.5               753       4.5
West North Central               724         4.3               740       4.4
International                    430         2.5               433       2.6
East South Central               153         0.9               174       1.0
                        ------------     ---------    ------------   ---------
     Total              $     16,982       100.0%     $     16,869     100.0%
                        ============     =========    ============   =========

PROPERTY TYPE

Office                  $      7,756        45.8%     $      7,577      44.9%
Retail                         4,095        24.1             4,148      24.6
Apartments                     2,570        15.1             2,585      15.3
Industrial                     1,416         8.3             1,414       8.4
Hotel                            865         5.1               865       5.1
Other                            280         1.6               280       1.7
                        ------------     ---------    ------------   ---------
     Total              $     16,982       100.0%     $     16,869     100.0%
                        ============     =========    ============   =========

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at March 31, 2001 and December 31, 2000:

                                                    AT MARCH 31, 2001           AT DECEMBER 31, 2000
                                                --------------------------    ------------------------
                                                  CARRYING         % OF         CARRYING       % OF
                                                   VALUE           TOTAL         VALUE         TOTAL
                                                ------------     ---------    ------------   ---------
                                                                  (DOLLARS IN MILLIONS)
Due in one year or less                         $        754         4.4%     $        644       3.8%
Due after one year through two years                     929         5.5               934       5.5
Due after two years through three years                1,063         6.3               830       4.9
Due after three years through four years               1,109         6.5             1,551       9.2
Due after four years through five years                2,109        12.4             1,654       9.8
Due after five years                                  11,018        64.9            11,256      66.8
                                                ------------     ---------    ------------   ---------
     Total                                      $     16,982       100.0%     $     16,869     100.0%
                                                ============     =========    ============   =========

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

     The Company establishes valuation allowances for loans that it deems impaired, as determined through its annual review process. The Company defines impaired loans consistent with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as loans which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses.

     The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at March 31, 2001 and December 31, 2000:

                                           AT MARCH 31, 2001                                  AT DECEMBER 31, 2000
                            ------------------------------------------------    ------------------------------------------------
                                                                     % OF                                                % OF
                            AMORTIZED      % OF       VALUATION    AMORTIZED    AMORTIZED      % OF       VALUATION    AMORTIZED
                             COST(1)       TOTAL      ALLOWANCE      COST        COST(1)       TOTAL      ALLOWANCE      COST
                            ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                   (DOLLARS IN MILLIONS)
Performing                  $  16,377       96.1%     $      15       0.1%      $  16,169       95.5%     $      15       0.1%
Restructured                      639        3.7             48       7.5%            646        3.8             47       7.3%
Delinquent or under
foreclosure                        20        0.1              6      30.0%             24        0.1              4      16.7%
Potentially delinquent             19        0.1              4      21.1%            106        0.6             10       9.4%
                            ---------    ---------    ---------                 ---------    ---------    ---------
     Total                  $  17,055      100.0%     $      73       0.4%      $  16,945      100.0%     $      76       0.4%
                            =========    =========    =========                 =========    =========    =========

(1)  Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the three months ended March 31, 2001:

                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2001
                                                                     --------------
                                                                 (DOLLARS IN MILLIONS)
Balance, beginning of period                                           $     76
Additions                                                                     1
Deductions for writedowns and dispositions                                   (4)
                                                                      ----------
Balance, end of period                                                 $     73
                                                                      ==========

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

     Approximately 59.3% of the $4,909 million of agricultural mortgage loans outstanding at March 31, 2001 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at March 31, 2001 and December 31, 2000:

                                           AT MARCH 31, 2001                                  AT DECEMBER 31, 2000
                            ------------------------------------------------    ------------------------------------------------
                                                                     % OF                                                % OF
                            AMORTIZED      % OF       VALUATION    AMORTIZED    AMORTIZED      % OF       VALUATION    AMORTIZED
                             COST(1)       TOTAL      ALLOWANCE      COST        COST(1)       TOTAL      ALLOWANCE      COST
                            ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                   (DOLLARS IN MILLIONS)
Performing                  $   4,683       95.4%     $       5      0.1%       $   4,771       95.7%     $       1       0.0%
Restructured                      145        2.9              -      0.0%             172        3.5              2       1.2%
Delinquent or under
     foreclosure                   76        1.5              2      2.6%              24        0.5              4      16.7%
Potentially delinquent             12        0.2              -      0.0%              13        0.3              -       0.0%
                            ---------      -----      ---------                 ---------      -----      ---------
     Total                  $   4,916      100.0%     $       7      0.1%       $   4,980      100.0%     $       7       0.1%
                            =========      =====      =========                 =========      =====      =========

(1)  Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the three months ended March 31, 2001:

                                                                     THREE MONTHS ENDED
                                                                       MARCH 31, 2001
                                                                       --------------
                                                                   (DOLLARS IN MILLIONS)
Balance, beginning of period                                            $          7
Additions                                                                          4
Deductions for writedowns and dispositions                                        (4)
                                                                        -------------
Balance, end of period                                                  $          7
                                                                        =============

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

EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's equity real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At March 31, 2001 and December 31, 2000, the carrying value of the Company's equity real estate and real estate joint ventures was $5,451 million and $5,504 million, respectively, or 3.3% and 3.4%, respectively, of total cash and invested assets. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in real estate joint ventures net of impairments and valuation allowances. These holdings consist of equity real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate and real estate joint ventures at March 31, 2001 and December 31, 2000:

                                         AT MARCH 31, 2001       AT DECEMBER 31, 2000
                                       ---------------------    ----------------------
                                       CARRYING      % OF       CARRYING       % OF
TYPE                                    VALUE        TOTAL       VALUE         TOTAL
----                                   --------    ---------    --------     ---------
                                                    (DOLLARS IN MILLIONS)
Equity real estate                     $  4,994       91.6%     $  5,069        92.1%
Real estate joint ventures                  375        6.9           369         6.7
                                       --------    ---------    --------     ---------
     Subtotal                             5,369       98.5         5,438        98.8
Foreclosed real estate                       82        1.5            66         1.2
                                       --------    ---------    --------     ---------
     Total                             $  5,451      100.0%     $  5,504       100.0%
                                       ========    =========    ========     =========

Office properties representing 66.3% and 66.1% of the Company's equity real estate and real estate joint venture holdings at March 31, 2001 and December 31, 2000, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 93% and 94% at March 31, 2001 and December 31, 2000, respectively.

     The Company classifies equity real estate and real estate joint ventures as held-for-investment or held-for-sale. The carrying value of equity real estate and real estate joint ventures held-for-investment was $5,219 million and $5,223 million at March 31, 2001 and December 31, 2000, respectively. The carrying value of equity real estate and real estate joint ventures held-for-sale was $232 million and $281 million at March 31, 2001 and December 31, 2000, respectively.

     Ongoing management of these investments includes quarterly appraisals as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy. In addition to individual property reviews, the Company employs an overall strategy of selective dispositions and acquisitions as market opportunities arise.

     The Company adjusts the carrying value of equity real estate and real estate joint ventures held-for-investment for impairments whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company writes down impaired real estate to estimated fair value, which it generally computes using the present value of future cash flows from the property, discounted at a rate commensurate with the underlying risks. The Company records write-downs as investment losses and reduces the cost basis of the properties accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Once the Company identifies a property to be sold and commences a firm plan for marketing the property, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses.

     The Company's carrying value of equity real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $232 million and $281 million at March 31, 2001 and December 31, 2000, respectively, are net of impairments of $96 million and $97 million, respectively, and net of valuation allowances of $33 million and $39 million, respectively.

  EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's carrying value of equity securities, which primarily consists of investments in common stocks, was $2,042 million and $2,193 million at March 31, 2001 and December 31, 2000, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas was $1,543 million and $1,652 million at March 31, 2001 and December 31, 2000, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.2% and 1.4% of cash and invested assets at March 31, 2001 and December 31, 2000, respectively.

     Equity securities include, at March 31, 2001 and December 31, 2000, $618 million and $577 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     At March 31, 2001 and December 31, 2000, approximately $310 million and $313 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $257 million for both of these periods, primarily through the use of exchangeable securities. The exchangeable debt securities issued by the Company mature through 2002 and the Company may repurchase them earlier at its discretion.

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,493 million and $1,311 million at March 31, 2001 and December 31, 2000, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

     Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to fair value. Write-downs are recorded as investment losses and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. For the three months ended March 31, 2001 and 2000, such write-downs were $97 million and $3 million, respectively.

OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $2.4 billion and $2.3 billion at March 31, 2001 and December 31, 2000, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms. The Company's other invested assets represented 2.2% and 1.8% of cash and invested assets at March 31, 2001 and December 31, 2000, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivative instruments to reduce the risk associated with variable cash flows related to the Company's financial assets and liabilities or to changing market values. This objective is achieved through one of two principal risk management strategies: hedging the variable cash flows of assets, liabilities or forecasted transactions or hedging the changes in fair value of financial assets, liabilities or firm commitments. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception.

     The Company's derivative hedging strategy employs a variety of instruments including financial futures, financial forwards, interest rate and foreign currency swaps, foreign exchange contracts, and options, including caps and floors. The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133 and SFAS 138: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments, (ii) receive fixed foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments, (iii) foreign currency forwards to hedge the exposure of future payments in foreign currencies, and (iv) other instruments to hedge the cash flows of various other anticipated transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument are reported in other comprehensive income. The ineffective portion of changes in fair value of the derivative instrument are reported in net investment gains or losses.

     The Company designates and accounts for the following as fair value hedges, when they have met the effectiveness requirements of SFAS 133 and SFAS 138: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments, (ii) receive floating foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments, and (iii) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported as net investment gains or losses. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in net investment gains and losses.

     For the three months ended March 31, 2001, the Company recognized pre-tax net investment gains of $68 million relating to derivatives. The amount recognized relates primarily to non-speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. The amounts relating to the ineffective portion of cash flow and fair value hedges were immaterial. The amounts relating to the effective portion of fair value hedges and the amounts relating to the changes in fair value attributable to the hedged portion of the underlying instrument were immaterial.

     For the three months ended March 31, 2001, the Company recognized other comprehensive income of $53 million relating to the effective portion of cash flow hedges. During the same period, $2 million of other comprehensive income, related to hedged items, was reclassified into net investment income.

     The Company held the following positions in derivative financial instruments at March 31, 2001 and December 31, 2000:

                                                    AT MARCH 31, 2001                              AT DECEMBER 31, 2000
                                       ---------------------------------------------   --------------------------------------------
                                                                  CURRENT MARKET                                 CURRENT MARKET
                                       CARRYING    NOTIONAL       OR FAIR VALUE        CARRYING   NOTIONAL       OR FAIR VALUE
                                        VALUE       AMOUNT     ASSETS    LIABILITIES    VALUE      AMOUNT     ASSETS    LIABILITIES
                                       --------    --------   --------   -----------   --------   --------   --------   -----------
                                                                          (DOLLARS IN MILLIONS)
Financial futures                      $     --    $    254   $      1   $         1   $     23   $    254   $     23   $        --
Interest rate swaps                          51       1,033         54             3         41      1,549         49             1
Floors                                        3         325          3            --         --        325          3            --
Caps                                          1       5,740          1            --         --      9,950         --            --
Foreign currency swaps                      400       4,101        431            31         (1)     1,469        267            85
Exchange traded options                      --          10         --            --          1         10         --             1
Foreign currency forwards                    23          24         23            --         --         --         --            --
Written covered calls                       (11)         97         --            11         --         --         --            --
                                       --------    --------   --------   -----------   --------   --------   --------   -----------
     Total contractual commitments     $    467    $ 11,584   $    513   $        46   $     64   $ 13,557   $    342   $        87
                                       ========    ========   ========   ===========   ========   ========   ========   ===========

SECURITIES LENDING

     Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at March 31, 2001 and December 31, 2000 had estimated fair values of $11,959 million and $12,289 million, respectively.

SEPARATE ACCOUNT ASSETS

     The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client comingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to claims of the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the New York Insurance Department. The Company monitors these requirements at least monthly and, in addition, performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders, and, accordingly, the Company does not reflect them in its unaudited interim condensed consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 2000, a description of which may be found in MetLife's Annual Report on Form 10-K filed with the SEC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 6 to Unaudited Interim Condensed Consolidated Financial Statements in Part 1 of this Report ("Note 6").

     A certified class action with conditionally certified subclasses is pending in the United States District Court for the Southern District of New York against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants alleging improper sales abroad. The District Court has recently preliminarily approved a proposed settlement agreement. A fairness hearing has been scheduled for September 25, 2001. The settlement is within amounts previously accrued by the Company.

     Three lawsuits were filed against Metropolitan Life in 2000 in the United States District Courts for the Southern District of New York, for the Eastern District of Louisiana, and for the District of Kansas alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies, sold by Metropolitan Life decades ago. Metropolitan Life successfully transferred the Louisiana and Kansas actions to the United States District Court for the Southern District of New York where the three cases have been consolidated. The plaintiffs in the consolidated purported class action seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life believes it has meritorious defenses and is contesting vigorously plaintiffs' claims. Metropolitan Life has moved for summary judgment citing the applicable statute of limitations. A class certification motion is pending. The case is scheduled for trial in November 2001. On March 26, 2001, a similar purported class action lawsuit was filed against Metropolitan Life in the United States District Court for the Southern District of Illinois. Metropolitan Life intends to move to transfer the lawsuit to the United States District Court for the Southern District of New York.

     Two plaintiffs have recently brought a lawsuit in federal court in Alabama alleging that Metropolitan Property and Casualty

Insurance Company and CCC, a valuation company, engaged in violations of state law and the federal RICO statute by conspiring to fail to pay the proper amounts for a motor vehicle that sustained a total loss. This suit is in the early stages of litigation and Metropolitan Property and Casualty Insurance Company intends to defend itself vigorously against this suit.

     Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's unaudited interim condensed consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    (b)  Reports on Form 8-K

                    During the three months ended March 31, 2001, the following current reports were filed on Form 8-K:

               1. Current Report on Form 8-K filed January 24, 2001 attaching press release dated January 23, 2001 announcing an agreement between MetLife, Inc. and Credit Suisse First Boston to lease office space in MetLife Inc.'s corporate headquarters building.

               2. Current Report on Form 8-K filed February 13, 2001 (i) press release dated February 13, 2001 announcing fourth quarter and full-year 2000 results, and (ii) press release dated February 13, 2001 regarding approval of the acquisition of Grand Bank, N.A.

               3. Current Report on Form 8-K filed March 13, 2001 attaching press release dated March 13, 2001 announcing losses in MetLife, Inc.'s Auto & Home segment.

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

Date:  May 15, 2001

                                  EXHIBIT INDEX


EXHIBIT                                                                    PAGE
NUMBER                             EXHIBIT NAME                           NUMBER