Form 10-Q
period 2001-06-30
METLIFE INC
filed 2001-08-14
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

YES [X]    NO [  ]

At August 10, 2001, 732,234,534 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Interim Condensed Consolidated Balance Sheets at June 30, 2001
          (Unaudited) and December 31, 2000                                                   4

          Unaudited Interim Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 2001 and 2000                            5

          Unaudited Interim Condensed Consolidated Statement of Stockholders'
          Equity for the six months ended June 30, 2001                                       6

          Unaudited Interim Condensed Consolidated Statements of Cash Flows for
          the six months ended June 30, 2001 and 2000                                         7

          Notes to Unaudited Interim Condensed Consolidated Financial Statements              8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                            21

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       58

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                                58

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 60


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

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse litigation or arbitration results; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's affiliates' financial strength ratings; (x) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; and (xi) other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  METLIFE, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)


                                                                                            2001                2000
                                                                                          ---------           ---------
ASSETS
Investments:
     Fixed maturities available-for-sale, at fair value                                   $ 115,488           $ 112,979
     Equity securities, at fair value                                                         2,140               2,193
     Mortgage loans on real estate                                                           22,561              21,951
     Real estate and real estate joint ventures                                               5,420               5,504
     Policy loans                                                                             8,122               8,158
     Other limited partnership interests                                                      1,644               1,652
     Short-term investments                                                                     827               1,269
     Other invested assets                                                                    3,427               2,821
                                                                                          ---------           ---------
          Total investments                                                                 159,629             156,527

Cash and cash equivalents                                                                     4,748               3,434
Accrued investment income                                                                     2,063               2,050
Premiums and other receivables                                                                8,139               8,343
Deferred policy acquisition costs                                                            10,753              10,618
Other assets                                                                                  4,113               3,796
Separate account assets                                                                      65,332              70,250
                                                                                          ---------           ---------
          Total assets                                                                    $ 254,777           $ 255,018
                                                                                          =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Future policy benefits                                                               $  82,716           $  81,974
     Policyholder account balances                                                           55,517              54,309
     Other policyholder funds                                                                 5,176               5,705
     Policyholder dividends payable                                                           1,116               1,082
     Policyholder dividend obligation                                                           524                 385
     Short-term debt                                                                          2,121               1,094
     Long-term debt                                                                           2,309               2,426
     Current income taxes payable                                                               310                 112
     Deferred income taxes payable                                                            1,167                 752
     Payables under securities loaned transactions                                           12,709              12,301
     Other liabilities                                                                        7,923               7,149
     Separate account liabilities                                                            65,332              70,250
                                                                                          ---------           ---------
          Total liabilities                                                                 236,920             237,539
                                                                                          ---------           ---------

Commitments and contingencies (Note 6)



Company-obligated mandatorily redeemable securities of subsidiary trusts                      1,094               1,090
                                                                                          ---------           ---------

Stockholders' Equity:
     Preferred stock, par value $0.01 per share; 200,000,000 shares authorized;
          none issued                                                                            --                  --
     Series A junior participating preferred stock                                               --                  --
     Common stock, par value $0.01 per share; 3,000,000,000 shares authorized;
          786,766,664 shares issued at June 30, 2001 and December 31, 2000;
          743,838,689 shares outstanding at June 30, 2001 and 760,681,913 shares
          outstanding at December 31, 2000                                                        8                   8
     Additional paid-in capital                                                              14,926              14,926
     Retained earnings                                                                        1,628               1,021
     Treasury stock, at cost; 42,927,975 shares at June 30, 2001 and 26,084,751
          shares at December 31, 2000                                                        (1,124)               (613)
     Accumulated other comprehensive income                                                   1,325               1,047
                                                                                          ---------           ---------
          Total stockholders' equity                                                         16,763              16,389
                                                                                          ---------           ---------
          Total liabilities and stockholders' equity                                      $ 254,777           $ 255,018
                                                                                          =========           =========


              See accompanying notes to unaudited interim condensed
                       consolidated financial statements.

                                  METLIFE, INC.
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS                SIX MONTHS
                                                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                                                ---------------------       -----------------------
                                                                                 2001          2000           2001           2000
                                                                                -------       -------       --------       --------
REVENUES
Premiums                                                                        $ 4,118       $ 4,117       $  8,352       $  7,977
Universal life and investment-type product policy fees                              473           448            947            917
Net investment income                                                             2,983         2,924          5,980          5,708
Other revenues                                                                      373           575            784          1,181
Net investment losses (net of amounts allocable to other
  accounts of $49, $(2), $79 and $17, respectively)                                (136)          (55)          (281)          (167)
                                                                                -------       -------       --------       --------
    Total revenues                                                                7,811         8,009         15,782         15,616
                                                                                -------       -------       --------       --------

EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment losses of $27, $(3), $63 and $1, respectively)        4,289         4,234          8,724          8,281
Interest credited to policyholder account balances                                  723           724          1,483          1,421
Policyholder dividends                                                              505           513          1,020            981
Payments to former Canadian policyholders                                            --           327             --            327
Demutualization costs                                                                --           175             --            230
Other expenses (excludes amounts directly related to net
  investment losses of $22, $1, $16 and $16, respectively)                        1,801         2,019          3,635          3,939
                                                                                -------       -------       --------       --------
    Total expenses                                                                7,318         7,992         14,862         15,179
                                                                                -------       -------       --------       --------

Income before provision for income taxes                                            493            17            920            437
Provision for income taxes                                                          173           132            313            316
                                                                                -------       -------       --------       --------
Net income (loss)                                                               $   320       $  (115)      $    607       $    121
                                                                                =======       =======       ========       ========

Net income after date of demutualization                                                      $   341                      $    341
                                                                                              =======                      ========

Net income per share
  Basic                                                                         $  0.43       $  0.44       $   0.81       $   0.44
                                                                                =======       =======       ========       ========

  Diluted                                                                       $  0.41       $  0.44       $   0.78       $   0.44
                                                                                =======       =======       ========       ========


              See accompanying notes to unaudited interim condensed
                       consolidated financial statements.

                                  METLIFE, INC.
   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                              (DOLLARS IN MILLIONS)

                                                                   ADDITIONAL                        TREASURY
                                                     COMMON         PAID-IN         RETAINED          STOCK
                                                      STOCK         CAPITAL         EARNINGS         AT COST
                                                      -----         -------         --------         -------
Balance at January 1, 2001                              $ 8          $14,926          $1,021          $  (613)
Net treasury stock acquired                                                                              (511)
Comprehensive income:
   Net income                                                                          607
   Other comprehensive income:
     Cumulative effect of change in accounting
       for derivatives, net of income taxes
     Unrealized investment gains, net of
       related offsets, reclassification
       adjustments and income taxes
     Unrealized gains on derivative
       instruments, net of income taxes
     Foreign currency translation adjustments
     Other comprehensive income
   Comprehensive income

                                                        ---          -------          ------          -------
Balance at June 30, 2001                                $ 8          $14,926          $1,628          $(1,124)
                                                        ===          =======          ======          =======


                                                                 ACCUMULATED OTHER
                                                              COMPREHENSIVE INCOME
                                                   --------------------------------------------
                                                         NET
                                                     UNREALIZED        FOREIGN         MINIMUM
                                                     INVESTMENT       CURRENCY         PENSION
                                                   AND DERIVATIVE    TRANSLATION      LIABILITY
                                                       GAINS         ADJUSTMENT      ADJUSTMENT          TOTAL
                                                       -----         ----------      ----------          -----
Balance at January 1, 2001                              $1,175          $(100)          $ (28)          $ 16,389
Net treasury stock acquired                                                                                 (511)
Comprehensive income:
   Net income                                                                                                607
   Other comprehensive income:
     Cumulative effect of change in accounting
       for derivatives, net of income taxes                 32                                                32
     Unrealized investment gains, net of
       related offsets, reclassification
       adjustments and income taxes                        242                                               242
     Unrealized gains on derivative
       instruments, net of income taxes                     25                                                25
     Foreign currency translation adjustments                           (21)                                 (21)
                                                                                                        --------
     Other comprehensive income                                                                              278
                                                                                                        --------
   Comprehensive income
                                                                                                             885
                                                        ------          -----           -----           --------
Balance at June 30, 2001                                $1,474          $(121)          $ (28)          $ 16,763
                                                        ======          =====           =====           ========


              See accompanying notes to unaudited interim condensed
                       consolidated financial statements.

                                  METLIFE, INC.
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (DOLLARS IN MILLIONS)


                                                                         2001               2000
                                                                       --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $  2,455           $    993
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities                                                    25,358             25,088
     Equity securities                                                      467                391
     Mortgage loans on real estate                                          999              1,102
     Real estate and real estate joint ventures                             207                338
     Other limited partnership interests                                    232                263
  Purchases of:
     Fixed maturities                                                   (27,363)           (28,964)
     Equity securities                                                     (505)              (400)
     Mortgage loans on real estate                                       (1,582)            (1,218)
     Real estate and real estate joint ventures                            (158)              (186)
     Other limited partnership interests                                   (220)              (338)
  Net change in short-term investments                                      436              1,855
  Net change in policy loans                                                 36               (112)
  Purchase of businesses, net of cash received                              (16)              (419)
  Proceeds from sales of business                                            --                107
  Net change in payables under securities loaned transactions               408              3,373
  Other, net                                                               (577)              (491)
                                                                       --------           --------
Net cash (used in) provided by investing activities                      (2,278)               389
                                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits                                                            14,215             14,769
     Withdrawals                                                        (13,477)           (14,633)
  Net change in short-term debt                                           1,027             (2,435)
  Long-term debt issued                                                      49                119
  Long-term debt repaid                                                    (166)               (13)
  Common stock issued                                                        --              4,009
  Net proceeds from issuance of company-obligated
     mandatorily redeemable securities of subsidiary trusts                  --                969
  Net treasury stock acquired                                              (511)              (214)
  Cash payments for eligible policyholders                                   --             (2,550)
                                                                       --------           --------
Net cash provided by financing activities                                 1,137                 21
                                                                       --------           --------
Change in cash and cash equivalents                                       1,314              1,403
Cash and cash equivalents, beginning of period                            3,434              2,789
                                                                       --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  4,748           $  4,192
                                                                       ========           ========



Supplemental disclosures of cash flow information:
Cash paid during the period for:

  Interest                                                             $    186           $    238
                                                                       ========           ========
  Income taxes                                                         $    210           $    235
                                                                       ========           ========



Non-cash transactions during the period:

  Policy credits to eligible policyholders                             $     --           $    408
                                                                       ========           ========
  Business acquisitions - assets                                       $     90           $ 23,686
                                                                       ========           ========
  Business acquisitions - liabilities                                  $     76           $ 22,406
                                                                       ========           ========
  Business dispositions - assets                                       $     --           $     12
                                                                       ========           ========
  Business dispositions - liabilities                                  $     --           $     39
                                                                       ========           ========
  Real estate acquired in satisfaction of debt                         $      5           $     17
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

                                  METLIFE, INC.
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     MetLife, Inc. (the "Holding Company") and its subsidiaries (together with the Holding Company, "MetLife" or the "Company") is a leading provider of insurance and financial services to a broad section of individual and institutional customers. The Company offers life insurance, annuities and mutual funds to individuals and group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

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

     Minority interest related to consolidated entities included in other liabilities is $442 million and $479 million at June 30, 2001 and December 31, 2000, respectively.

     Certain amounts in the prior years' unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2001 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 included in MetLife Inc.'s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2000, the Company early adopted Statement of Position ("SOP") 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts ("SOP 00-3"). SOP 00-3 provides guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies, including the emergence of earnings from and the financial statement presentation of the closed block formed as a part of a demutualization. As a result of SOP 00-3, the assets, liabilities, revenues and expenses of the closed block were combined with those outside the closed block. The adoption of SOP 00-3 had no material impact on the Company's unaudited interim condensed consolidated results of operations, other than the reclassification of demutualization costs as operating expenses rather than as an extraordinary item.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133 ("SFAS 138"). SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001, resulted in a $32 million increase in other comprehensive income, net of income taxes of $19 million, and had no material impact on net income. The increase to other comprehensive income is attributable to net gains on cash flow-type hedges at transition. Also at transition, the amortized cost of fixed income securities decreased and other invested assets increased by $33 million, representing the fair value of certain interest rate swaps that were accounted for prior to SFAS No. 133 using fair value-type settlement accounting. Approximately $10 million of the pre-tax gain reported in accumulated other comprehensive income at transition is expected to be reclassified into net income during the twelve months ending December 31, 2001 as the underlying investments mature or expire according to their original terms. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Until this accounting guidance is finalized, the Company can not determine the impact, if any, it may have on the Company's consolidated financial statements.

     Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125 relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The adoption of these requirements had no material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF 99-20"). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 had no material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS No. 141, which was generally effective July 1, 2001, requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets. Amortization of goodwill and other intangible assets was $13 million and $23 million for the three months ended June 30, 2001 and 2000, respectively, and $25 million and $48 million for the six months ended June 30, 2001 and 2000, respectively. These amounts are not necessarily indicative of the amortization that will not be recorded in future periods in accordance with SFAS 142. The Company has not yet determined the effect, if any, on its consolidated financial statements of applying the new impairment guidance to goodwill and intangible assets that will be required upon adoption of SFAS 142.

     In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company is not expected to have a material impact on the Company's consolidated financial statements.

2.   CLOSED BLOCK

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

     Closed block liabilities and assets designated to the closed block are as follows:


                                                                              JUNE 30,          DECEMBER 31,
                                                                                2001               2000
                                                                             --------           --------
                                                                                 (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                                       $ 39,743           $ 39,415
Other policyholder funds                                                          274                278
Policyholder dividends payable                                                    793                740
Policyholder dividend obligation                                                  524                385
Payables under securities loaned transactions                                   3,319              3,268
Other                                                                             310                 78
                                                                             --------           --------
     Total closed block liabilities                                            44,963             44,164
                                                                             --------           --------

ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
     Fixed maturities available-for-sale, at fair value
       (amortized cost: $25,751 and $25,657)                                   26,003             25,634
     Equity securities, at fair value (amortized cost: $49 and $52)                53                 54
     Mortgage loans on real estate                                              6,142              5,801
     Policy loans                                                               3,874              3,826
     Short-term investments                                                       255                223
     Other invested assets (amortized cost: $264 and $250)                        291                248
                                                                             --------           --------
        Total investments                                                      36,618             35,786
Cash and cash equivalents                                                         705                661
Accrued investment income                                                         551                557
Deferred income taxes                                                           1,113              1,234
Premiums and other receivables                                                    365                158
                                                                             --------           --------
     Total assets designated to the closed block                               39,352             38,396
                                                                             --------           --------

Excess of closed block liabilities over assets designated to
     the closed block                                                           5,611              5,768
                                                                             --------           --------

Amounts included in accumulated other comprehensive loss:
     Net unrealized investment gains (losses), net of deferred
       income tax expense (benefit) of $93 and $(9)                               159                (14)
     Unrealized derivative gains, net of deferred income
       tax of $8                                                                  14                 --
     Allocated to policyholder dividend obligation, net of
       deferred income tax of $193 and $143                                      (331)              (242)
                                                                             --------           --------
                                                                                 (158)              (256)
                                                                             --------           --------
Maximum future earnings to be recognized from closed
     block assets and liabilities                                            $  5,453           $  5,512
                                                                             ========           ========



     Information regarding the policyholder dividend obligation is as follows:

                                                                                            JUNE 30,       DECEMBER 31,
                                                                                              2001            2000
                                                                                             -----           -----
                                                                                             (DOLLARS IN MILLIONS)
                                >
 Balance at beginning of period (1)                                                          $ 385           $  --
 Impact on net income before losses allocable to policyholder
   dividend obligation                                                                          63              85
 Net investment losses                                                                         (63)            (85)
 Change in unrealized investment and derivative gains                                          139             385
                                                                                             -----           -----
 Balance at end of period                                                                    $ 524           $ 385
                                                                                             =====           =====

----------
(1) For the period ended at December 31, 2000, the beginning of the period is April 7, 2000. See Note 1 "Summary of Significant Accounting Policies -- Demutualization and Initial Public Offering."

     Closed block revenues and expenses are as follows:

                                                                                              FOR THE PERIOD
                                                                          FOR THE THREE        APRIL 7, 2000          FOR THE SIX
                                                                          MONTHS ENDED            THROUGH             MONTHS ENDED
                                                                          JUNE 30, 2001        JUNE 30, 2000          JUNE 30, 2001
                                                                          -------------        -------------          -------------
                                                                                            (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                     $   895               $   936               $ 1,775
Net investment income                                                            665                   626                 1,329
Net investment losses (net of amounts allocable to the
     policyholder dividend obligation of $27, ($7) and $63)                      (29)                  (20)                  (44)
                                                                             -------               -------               -------
       Total revenues                                                          1,531                 1,542                 3,060
                                                                             -------               -------               -------

EXPENSES
Policyholder benefits and claims                                                 934                   918                 1,845
Policyholder dividends                                                           393                   376                   766
Change in policyholder dividend obligation (excludes amounts
     directly related to net investment losses of $27, ($7) and $63)              27                    27                    63
Other expenses                                                                   154                   143                   292
                                                                             -------               -------               -------
       Total expenses                                                          1,508                 1,464                 2,966
                                                                             -------               -------               -------

Revenues net of expenses before income taxes                                      23                    78                    94
Income taxes                                                                       9                    29                    35
                                                                             -------               -------               -------
Revenues net of expenses and income taxes                                    $    14               $    49               $    59
                                                                             =======               =======               =======



     The change in maximum future earnings of the closed block is as follows:

                                                    FOR THE PERIOD
                                 FOR THE THREE       APRIL 7, 2000        FOR THE SIX
                                 MONTHS ENDED          THROUGH            MONTHS ENDED
                                 JUNE 30, 2001      JUNE 30, 2000        JUNE 30, 2001
                                 -------------      -------------        -------------
                                               (DOLLARS IN MILLIONS)
Beginning of period                 $ 5,467             $ 5,628             $ 5,512
End of period                         5,453               5,579               5,453
                                    -------             -------             -------
Change during the period            $   (14)            $   (49)            $   (59)
                                    =======             =======             =======

     Many of the derivative instrument strategies used by the Company are also used for the closed block. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001, resulted in $11 million of other comprehensive income, net of income taxes of $6 million, and an immaterial amount of revenue for the closed block. For the three months and six months ended June 30, 2001, the closed block recognized net investment gains of $4 million and $9 million, respectively, primarily relating to non-speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. Excluding the transition adjustment, the changes in other comprehensive income for the three months and six months ended June 30, 2001 were immaterial.

3.   EARNINGS AFTER DATE OF DEMUTUALIZATION AND EARNINGS PER SHARE

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

                                                                                   NET                                 PER SHARE
                                                                                 INCOME              SHARES             AMOUNTS
                                                                                 ------              ------             -------
                                                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
FOR THE THREE MONTHS ENDED JUNE 30, 2001
Amounts for basic earnings per share                                            $       320         748,313,490         $   0.43
                                                                                ===========                             ========

Incremental shares from assumed:
     Conversion of forward purchase contracts                                                        26,487,683
     Exercise of stock options                                                                          102,305
                                                                                                    -----------
Amounts for diluted earnings per share                                          $       320         774,903,478         $   0.41
                                                                                ===========         ===========         ========


FOR THE PERIOD APRIL 7, 2000 THROUGH JUNE 30, 2000
Amounts for basic earnings per share                                            $       341         778,447,249         $   0.44
                                                                                ===========         ===========         ========

Incremental shares from assumed conversion of forward purchase contracts                              2,256,016
                                                                                                    -----------
Amounts for diluted earnings per share                                          $       341         780,703,265         $   0.44
                                                                                ===========         ===========         ========



FOR THE SIX MONTHS ENDED JUNE 30, 2001
Amounts for basic earnings per share                                            $       607         752,915,188         $   0.81
                                                                                ===========                             ========

Incremental shares from assumed:
     Conversion of forward purchase contracts                                                        27,100,561
     Exercise of stock options                                                                          151,650
                                                                                                    -----------
Amounts for diluted earnings per share                                          $       607         780,167,399         $   0.78
                                                                                ===========         ===========         ========

     Earnings per share amounts, on a basic and diluted basis, have been calculated based on the weighted average common shares outstanding or deemed to be outstanding only for the period after the date of demutualization.

     On March 28, 2001, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program will begin after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase common stock from the Metropolitan Life Policyholder Trust, in the open market, and in privately negotiated transactions. For the six months ended June 30, 2001, 16,907,844 shares of common stock have been acquired for $513 million. During the same period, 62,552 of these shares were reissued for $2 million. See
Note 10 for a discussion of a repurchase transaction announced on August 8, 2001.

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

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify as a hedge, according to SFAS 133 the derivative is recorded at fair value and changes in its fair value are reported in net investment gains or losses.

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

     The Company's derivative hedging strategy employs a variety of instruments including financial futures, financial forwards, interest rate, credit and foreign currency swaps, foreign exchange contracts, and options, including caps and floors. The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133 and SFAS 138: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments, (ii) receive US dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments, (iii) foreign currency forwards to hedge the exposure of future payments or receipts in foreign currencies, and (iv) other instruments to hedge the cash flows of various other anticipated transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument are reported in other comprehensive income or loss. The ineffective portion of changes in fair value of the derivative instrument are reported in net investment gains or losses.

     The Company designates and accounts for the following as fair value hedges when they have met the effectiveness requirements of SFAS 133 and SFAS 138: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments, (ii) receive US dollar floating on foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments, and (iii) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported as net investment gains or losses. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in net investment gains and losses.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a net investment gain or loss in the current period. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in net investment gains or losses. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income or loss and will be recognized when the transaction affects net income or loss; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period net investment gains or losses.

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

     The Company also uses derivatives to synthetically create investments that are either more expensive or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions ("RSATs"), are a combination of a derivative and a cash security to synthetically create a third replicated security. As of June 30, 2001, two such RSATs have been created through the combination of a credit default swap and a US Treasury security. The notional amounts are insignificant.

     For the three months and six months ended June 30, 2001, the Company recognized net investment losses of $23 million and net investment gains of $45 million, respectively, relating to derivatives. The amounts recognized relate primarily to non-speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. The amounts relating to the ineffective portion of cash flow and fair value hedges were immaterial. The amounts relating to the effective portion of fair value hedges and the amounts relating to the changes in fair value attributable to the hedged portion of the underlying instruments were immaterial.

     For the three months and six months ended June 30, 2001, respectively, the Company recognized other comprehensive losses of $15 million and other comprehensive income of $38 million relating to the effective portion of cash flow hedges. During the three months and six months ended June 30, 2001, $3 million and $5 million of other comprehensive income related to hedged items were reclassified into net investment income, respectively.


5.   NET INVESTMENT LOSSES

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                      -----------------------             -----------------------
                                                       2001              2000              2001              2000
                                                      -----             -----             -----             -----
                                                                          (DOLLARS IN MILLIONS)
 Fixed maturities                                     $(189)            $ (75)            $(340)            $(244)
 Equity securities                                       24                11                25                79
 Mortgage loans on real estate                           (7)                5                (5)
                                                                                                                6
 Real estate and real estate joint ventures              19                14                24                27
 Other limited partnership interests                      2                (7)              (98)               (3)
 Sales of businesses                                     --                 3                --                 3
 Other                                                  (34)               (4)               34               (52)
                                                      -----             -----             -----             -----
                                                       (185)              (53)             (360)             (184)
 Amounts allocable to:
   Deferred policy acquisition costs                     22                 1                16                16
   Participating contracts                               --                 4                --                 8
   Policyholder dividend obligation                      27                (7)               63                (7)
                                                      -----             -----             -----             -----
     Total investment losses                          $(136)            $ (55)            $(281)            $(167)
                                                      =====             =====             =====             =====

     Net investment losses, including changes in valuation allowances, are as follows:


     Investment gains and losses have been reduced by (1) deferred policy acquisition cost amortization to the extent that such amortization results from investment gains and losses, (2) additions to participating contractholders' accounts when amounts equal to such investment gains and losses are credited to the contractholders' accounts, and (3) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

6.   COMMITMENTS AND CONTINGENCIES

     Metropolitan Life is currently a defendant in approximately 540 lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims."

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

     Under the terms of the order, only those class members who excluded themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for policies or annuities issued during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement. At June 30, 2001, approximately 350 of these "opt-outs" have filed new individual lawsuits.

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

     Separate from the Metropolitan Life class action settlement, similar sales practices class action litigation against New England Mutual Life Insurance Company ("New England Mutual"), with which Metropolitan Life merged in 1996, and General American Life Insurance Company ("General American"), which was acquired in 2000, has been settled. The New England Mutual case, a consolidated multidistrict litigation in the United States District Court for the District of Massachusetts, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. The settlement of this case was approved by the District Court in October 2000 and is not being appealed. Implementation of the class action settlement is proceeding. The Company expects that the total cost of this settlement will be approximately $160 million. Approximately 2,400 class members opted-out of the settlement. As of June 30, 2001, New England Mutual was a defendant in approximately 35 opt-out lawsuits involving sales practices claims. A Mississippi federal court recently dismissed on abstention grounds a declaratory judgment action filed by Metropolitan Life, as successor of New England Mutual. The lawsuit named as defendants Mississippi residents who opted out of the New England Mutual class action settlement. Metropolitan Life, as successor of New England Mutual, plans to appeal the dismissal, and vigorously defend itself against these opt-out lawsuits.

     The settlement of the consolidated multidistrict sales practices class action case against General American was approved by the United States District Court for the Eastern District of Missouri. The General American case involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. Two appeals have been filed. The Company expects that the approximate cost of the settlement will be $55 million, not including legal fees and costs for plaintiffs' counsel. Implementation of the settlement is proceeding. Plaintiffs' motion with respect to legal fees and costs for plaintiffs' counsel is pending. Approximately 700 class members have elected to exclude themselves from the General American settlement. As of June 30, 2001, General American was a defendant in approximately 35 opt-out lawsuits involving sales practices claims.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada. A certified class action with conditionally certified subclasses is pending in the United States District Court for the Southern District of New York against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants alleging improper sales abroad. The District Court has preliminarily approved a proposed settlement agreement, and notices have been sent to class members. A fairness hearing has been scheduled for September 25, 2001. The settlement is within amounts previously recorded by the Company.

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

     The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for sales practices claims.

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

     The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure can be uncertain due to the limitations of available data and the difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 54,500 asbestos-related claims in 2000. During the first six months of 2001, Metropolitan Life received approximately 34,600 asbestos-related claims. Metropolitan Life is studying its recent claims experience and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     A purported class action suit involving policyholders in four states has been filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court recently denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment. However, in a more significant ruling, plaintiffs' motion for class certification has been denied. No appeal is expected. Similar "diminished value" purported class action suits have been filed in Texas and Tennessee against Metropolitan Property and Casualty Insurance Company. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. In addition, a plaintiff in Louisiana state court amended an individual lawsuit to state a putative class action on behalf of Louisiana insureds challenging the method that Metropolitan Property and Casualty Insurance Company uses to determine the value of a motor vehicle that has sustained a total loss. The matter was resolved as an individual claim. Two plaintiffs recently have brought a similar lawsuit, which is not a class action, in federal court in Alabama. The complaint alleges that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, engaged in violations of state law and the federal RICO statute by conspiring to fail to pay the proper amounts for a motor vehicle that sustained a total loss. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company intend to defend themselves vigorously against these suits. Similar suits have been filed against many other personal lines property and casualty insurers.

     In 2000, Metropolitan Life completed a tender offer to purchase the shares of Conning Corporation that it had not already owned. After Metropolitan Life had announced its intention to make a tender offer, three putative class actions were filed by Conning shareholders alleging that the prospective offer was inadequate and constituted a breach of fiduciary duty. The parties to the litigation have reached an agreement providing for a settlement of the actions. The Supreme Court, New York County has preliminarily approved the proposed settlement and scheduled a fairness hearing for September 12, 2001.

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. Metropolitan Life has moved to dismiss these consolidated cases on a variety of grounds. In addition, there remains a separate purported class action in New York state court in New York County that Metropolitan Life also has moved to dismiss. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action is pending in the Supreme Court of the State of New York for New York County and has been brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life has moved to dismiss this case on a variety of grounds. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied on July 23, 2001. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. On July 9, 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. Plaintiffs have since noticed an appeal to the United States Court of Appeals for the Second Circuit. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

     Three lawsuits were also filed against Metropolitan Life in 2000 in the United States District Courts for the Southern District of New York, for the Eastern District of Louisiana, and of for the District of Kansas alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies sold by Metropolitan Life decades ago. Metropolitan Life successfully transferred the Louisiana and Kansas actions to the Southern District of New York where the three cases have been consolidated. A fourth case, originally filed in the United States District Court for the Southern District of Illinois in 2001, also has been transferred to the Southern District of New York. The plaintiffs in these actions seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Discovery has been underway since late 2000. At the outset of discovery, Metropolitan Life moved for summary judgment on statute of limitations grounds. On June 27, 2001, the District Court denied that motion, citing, among other things, ongoing discovery on relevant subjects. The ruling does not prevent Metropolitan Life from continuing to pursue a statute of limitations defense. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders who were purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion, but no hearing date has yet been set. These cases are scheduled for trial in January 2002. Metropolitan Life believes it has meritorious defenses and is contesting vigorously plaintiffs' claims.

     Insurance Departments in a number of states initiated inquiries in 2000 about possible race-based underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in the respective states, including Metropolitan Life and certain of its subsidiaries. The New York Insurance Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-based underwriting practices. Metropolitan Life is cooperating fully with that inquiry, which is ongoing.

     In March 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Metropolitan Life is vigorously defending itself against these allegations.

     Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's unaudited interim condensed consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other Federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

7.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is as follows:

                                                                         FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,              ENDED JUNE 30,
                                                                          -------------------         -------------------
                                                                           2001          2000          2001          2000
                                                                          -----         -----         -----         -----
                                                                                      (DOLLARS IN MILLIONS)
Net loss before date of demutualization                                   $  --         $(456)        $  --         $(220)
Net income after date of demutualization                                    320           341           607           341
Accumulated other comprehensive income (loss):
     Cumulative effect of change in accounting for
       derivatives, net of income taxes                                      --            --            32            --
     Unrealized investment gains (losses), net of related offsets,
       reclassification adjustments and income taxes                       (328)         (181)          242           (92)
     Unrealized gains (losses) on derivative instruments, net of
       income taxes                                                          (9)           --            25            --
     Foreign currency translation adjustments                                31             7           (21)            8
                                                                          -----         -----         -----         -----
Accumulated other comprehensive (loss) income                              (306)         (174)          278           (84)
                                                                          -----         -----         -----         -----
       Comprehensive income (loss)                                        $  14         $(289)        $ 885         $  37
                                                                          =====         =====         =====         =====

8.   BUSINESS SEGMENT INFORMATION

                                                                                Auto       Asset                 Corp-
                                                        Institu-      Rein-      &         Mana-      Inter-     orate
For the three months ended June 30, 2001   Individual    tional      surance    Home      gement     national    & Other     Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                    $ 1,107      $ 1,739      $395      $ 682       $ --       $196       $ (1)     $ 4,118
Universal life and investment-type
    product policy fees                         310          154        --         --         --          9         --          473
Net investment income                         1,635        1,033        88         51         17         62         97        2,983
Other revenues                                  119          163         7          6         56          2         20          373
Net investment (losses) gains                   (61)         (47)        9         (3)        --         27        (61)        (136)
Income (loss) before provision for
    income taxes                                232          268        36          8          1         40        (92)         493
----------------------------------------------------------------------------------------------------------------------------------


                                                                                Auto       Asset                 Corp-
                                                        Institu-      Rein-      &         Mana-      Inter-     orate
For the three months ended June 30, 2000   Individual    tional      surance    Home      gement     national    & Other     Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                  $ 1,135       $ 1,784      $ 370     $ 656      $ --       $ 173      $  (1)     $ 4,117
Universal life and investment-type
    product policy fees                       301           136         --        --        --          11         --          448
Net investment income                       1,598           954         95        47        21          63        146        2,924
Other revenues                                142           167          9         5       218           2         32          575
Net investment (losses) gains                 (18)          (25)        (2)        1        --           7        (18)         (55)
Income (loss) before provision for
    income taxes                              278           208         10       (25)       18        (312)      (160)          17
----------------------------------------------------------------------------------------------------------------------------------


                                                                                Auto       Asset                  Corp-
                                                        Institu-      Rein-      &         Mana-     Inter-      orate
For the six months ended June 30, 2001    Individual    tional      surance     Home      gement    national    & Other     Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                  $ 2,213      $ 3,607        $805     $ 1,355    $ --       $373        $  (1)     $ 8,352
Universal life and investment-type
    product policy fees                       623          304          --          --      --         20           --          947
Net investment income                       3,261        2,084         185         102      36        126          186        5,980
Other revenues                                265          330          16          12     112          6           43          784
Net investment (losses) gains                (114)        (117)         14          (6)     --         28          (86)        (281)
Income (loss) before provision for
    income taxes                              467          497          65         (37)     10         60         (142)         920
----------------------------------------------------------------------------------------------------------------------------------


                                                                                Auto       Asset                 Corp-
                                                        Institu-      Rein-      &         Mana-      Inter-     orate
For the six months ended June 30, 2000    Individual    tional      surance     Home      gement     national   & Other     Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                  $ 2,253      $ 3,377      $ 728     $ 1,301    $ --       $ 319       $  (1)     $ 7,977
Universal life and investment-type
    product policy fees                       620          273         --          --      --          24          --          917
Net investment income                       3,176        1,882        183          83      42         128         214        5,708
Other revenues                                311          344         11          18     434           5          58        1,181
Net investment (losses) gains                 (57)         (41)        (3)          6      --           8         (80)        (167)
Income (loss) before provision for
    income taxes                              548          409         50          (9)     40        (296)       (305)         437
----------------------------------------------------------------------------------------------------------------------------------


                                 At June 30,     At December 31,
                                    2001              2000
                                  --------          --------
Assets
       Individual                 $132,918          $132,433
       Institutional                89,567            90,279
       Reinsurance                   7,286             7,280
       Auto & Home                   4,637             4,511
       Asset Management                314               418
       International                 3,794             5,119
       Corporate & Other            16,261            14,978
                                  --------          --------
         Total                    $254,777          $255,018
                                  ========          ========


     The Individual segment included an equity ownership interest in Nvest, L.P. and Nvest Companies, L.P. ("Nvest") under the equity method of accounting. Prior to its sale in October 2000, Nvest was included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual segment's equity in earnings of Nvest, which is included in net investment income, was $11 million and $21 million for the three months and six months ended June 30, 2000, respectively.

     The Corporate & Other segment consists of various start-up entities, including Grand Bank, N.A. ("Grand Bank"), and run-off entities, as well as the elimination of all intersegment amounts. In addition, the elimination of the Individual segment's ownership interest in Nvest is included for the three months and six months ended June 30, 2000. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings.

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $7,475 million and $7,753 million for the three months ended June 30, 2001 and 2000, respectively, which represented 96% and 97%, respectively, of consolidated revenues. Such revenues from U.S. operations were $15,189 million and $15,132 million for the six months ended June 30, 2001 and 2000, respectively, which represented 96% and 97%, respectively, of consolidated revenues.

9.   STOCK OPTIONS AND STOCK GRANTS

     During the three months ended June 30, 2001, MetLife, Inc. granted approximately 12.1 million non-qualified stock options pursuant to its 2000 Stock Incentive Plan. During the same period, MetLife, Inc. granted to its non-employee directors an aggregate of approximately 19,000 non-qualified stock options and 6,000 shares of common stock to directors pursuant to its 2000 Directors Stock Plan. All options granted have an exercise price equal to the fair market value of the Company's common stock on the date of grant. For a further discussion of the stock plans referenced above, see Note 15 of Notes to Consolidated Financial Statements included in MetLife, Inc.'s 2000 Annual Report on Form 10-K filed with the SEC.


10.  SUBSEQUENT EVENTS

     DISPOSITION

     On July 2, 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica Financial Corporation. Conning specializes in asset management for insurance company investment portfolios and investment research. The Company received $108 million in the transaction and will report a gain of approximately $17 million, net of income taxes of $11 million, in the third quarter. The sale price is subject to adjustment under certain provisions of the sale contract.

     SHARE REPURCHASE

     On August 8, 2001, the Company announced that it has agreed to purchase ten million shares of its common stock for $283 million as part of the sale of 25 million shares of MetLife common stock by Santusa Holdings, S.L., an affiliate of Banco Santander Central Hispano, S.A. Santusa Holdings, S.L. originally acquired the shares in a private placement at the time of MetLife's initial public offering.

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

ACQUISITIONS AND DISPOSITIONS

     On July 2, 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica Financial Corporation ("GenAmerica"). Conning specializes in asset management for insurance company investment portfolios and investment research. The Company received $108 million in the transaction and will report a gain of approximately $17 million, net of income taxes of $11 million, in the third quarter. The sale price is subject to adjustment under certain provisions of the sale contract.

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

     In October 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies L.P.
(collectively, "Nvest"). This transaction resulted in an investment gain of $663 million.

     In July 2000, the Company acquired the workplace benefits division of Business Men's Assurance Company ("BMA"), a Kansas City, Missouri-based insurer.

RESULTS OF OPERATIONS

THE COMPANY

     The following table presents summary consolidated financial information for the Company for the periods indicated:

                                                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,               ENDED JUNE 30,
                                                                         ---------------------       -----------------------
                                                                          2001          2000          2001            2000
                                                                         -------       -------       --------       --------
                                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                 $ 4,118       $ 4,117       $  8,352       $  7,977
Universal life and investment-type product policy fees                       473           448            947            917
Net investment income                                                      2,983         2,924          5,980          5,708
Other revenues                                                               373           575            784          1,181
Net investment losses (net of amounts allocable to other
   accounts of $49, $(2), $79 and $17, respectively)                        (136)          (55)          (281)          (167)
                                                                         -------       -------       --------       --------
     Total revenues                                                        7,811         8,009         15,782         15,616
                                                                         -------       -------       --------       --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly related
   to net investment losses of $27, $(3), $63 and $1, respectively)        4,289         4,234          8,724          8,281
Interest credited to policyholder account balances                           723           724          1,483          1,421
Policyholder dividends                                                       505           513          1,020            981
Payments to former Canadian policyholders                                     --           327             --            327
Demutualization costs                                                         --           175             --            230
Other expenses (excludes amounts directly related to net
   investment losses of $22, $1, $16 and $16, respectively)                1,801         2,019          3,635          3,939
                                                                         -------       -------       --------       --------
     Total expenses                                                        7,318         7,992         14,862         15,179
                                                                         -------       -------       --------       --------

Income before provision for income taxes                                     493            17            920            437
Provision for income taxes                                                   173           132            313            316
                                                                         -------       -------       --------       --------
Net income (loss)                                                        $   320       $  (115)      $    607       $    121
                                                                         =======       =======       ========       ========


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

     Premiums increased by $1 million to $4,118 million for the three months ended June 30, 2001 from $4,117 million for the comparable 2000 period. This variance is attributable to increases in the Auto & Home, Reinsurance and International segments, which are mostly offset by decreases in the Institutional and Individual segments. A $26 million increase in Auto & Home is primarily due to higher average premium resulting from rate increases. New premiums from facultative and automatic treaties and renewal premiums all contributed to a $25 million increase in Reinsurance. A $23 million increase in International is primarily due to overall growth in South Korea, Mexico and Spain, partially offset by a decline in Argentina related to the poor economic environment. These increases are almost entirely offset by decreases of $45 million and $28 million in Institutional and Individual, respectively. The variance in Institutional is attributable to a decrease in retirement and savings premiums, mostly due to higher premiums received in 2000 from existing customers, which more than offset an increase in group insurance premiums resulting from sales growth and continued favorable policyholder retention in the group life, dental, disability and long-term care businesses. A reduction in sales of traditional life insurance policies, reflecting a continued shift in customer preferences from those policies to variable life products, is the primary driver of lower premiums in Individual.

     Universal life and investment-type product policy fees increased by $25 million, or 6%, to $473 million for the three months ended June 30, 2001 from $448 million for the comparable 2000 period. This increase is primarily due to the Institutional and Individual segments. A rise in sales of group universal life products is the primary driver of an $18 million increase in Institutional. A $9 million variance in Individual is due to an increase in policy fees from insurance products, reflecting the continued shift in customer preferences from traditional life products to variable life products, partially offset by a decrease in policy fees from annuity products resulting from poor equity market performance.

     Net investment income increased by $59 million, or 2%, to $2,983 million for the three months ended June 30, 2001 from $2,924 million for the comparable 2000 period. This increase is primarily due to higher income from (i) fixed maturities of $82 million, or 4%, (ii) mortgage loans on real estate of $73 million, or 18%, (iii) other invested assets of $14 million, or 52%, (iv) lower investment expenses of $14 million, or 20%, and (v) interest on policy loans of $8 million, or 6%. These increases are partially offset by lower income from (i) equity securities and other limited partnership interests of $114 million, or 113%, (ii) real estate and real estate joint ventures of $10 million, or 6%, and
(iii) cash and short-term investments of $8 million, or 11%.

     The increase in income from fixed maturities to $2,165 million in 2001 from $2,083 million in 2000 is primarily due to a more active securities lending program. The increase in income from mortgage loans on real estate to $488 million in 2001 from $415 million in 2000 is primarily due to higher mortgage production volume and increases in prepayments and contingent interest. The decrease in income from equity securities and other limited partnership interests to ($13) million in 2001 from $101 million in 2000 is primarily due to fewer sales of underlying assets held in corporate partnerships, coupled with losses in underlying portfolios.

     The increase in net investment income is largely attributable to the Institutional and Individual segments, offset by a decline in Corporate &
Other. Net investment income for Institutional and Individual increased by $79 million and $37 million, respectively. These increases are predominately due to increased securities lending activity and increases in mortgage prepayments and contingent interest. Net investment income for Corporate & Other decreased by $49 million due to fewer sales of underlying assets held in corporate limited partnerships and an increase in losses in its portfolio. Due to the nature and timing of certain investment transactions, including sales of underlying assets held in corporate partnerships, past investment performance is not necessarily indicative of future performance.

     Other revenues decreased by $202 million, or 35%, to $373 million for the three months ended June 30, 2001 from $575 million for the comparable 2000 period. This variance is primarily attributable to the Asset Management and Individual segments. A decrease of $162 million in Asset Management is due to the sale of Nvest on October 30, 2000. A decline of $23 million in Individual is largely a result of lower commission and fee income related to decreased sales in the broker/dealer and other subsidiaries. The remaining variance of $15 million is primarily attributable to Corporate & Other. This decrease is largely due to the sale of certain subsidiaries in 2000.


     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs attributable to the increase or decrease in product gross margins or profits resulting from investment gains and losses, (ii) liabilities for those participating contracts in which the policyholders' accounts are increased or decreased by the related investment gains or losses, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment losses increased by $81 million, or 147%, to $136 million for the three months ended June 30, 2001 from $55 million for the comparable 2000 period. This increase reflects gross realized investment losses of $185 million, an increase of $132 million, or 249%, from $53 million in 2000, before the offsets for the amortization of deferred policy acquisition costs of $22 million and $1 million in 2001 and 2000, respectively; changes in the policyholder dividend obligation of $27 million and ($7) million in 2001 and 2000, respectively; and reductions in participating contracts of $4 million in 2000 related to assets sold. The increase in gross realized investment losses is attributable to the continuing recognition of deteriorating credits through asset sales and write-downs.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its unaudited interim condensed consolidated statements of operations to easily exclude investment gains and losses and the related effects on the unaudited interim condensed consolidated statements of operations when evaluating its operating performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its unaudited interim condensed consolidated statements of operations may not be comparable with amounts reported by other insurers.

     Policyholder benefits and claims increased by $55 million, or 1%, to $4,289 million for the three months ended June 30, 2001 from $4,234 million for the comparable 2000 period. This variance reflects total gross policyholder benefits and claims of $4,262 million, an increase of $25 million, or 1%, from $4,237 million in 2000, before the offsets for reductions in participating contractholder accounts of $4 million in 2000 and changes in the policyholder dividend obligation of $27 million and ($7) million in 2001 and 2000, respectively, directly related to net investment losses. The net increase in policyholder benefits and claims is attributable to increases in the Reinsurance, Individual and International segments. Increases of $22 million and $14 million in Reinsurance and International, respectively, are commensurate with the aforementioned growth in those businesses. A $19 million increase in Individual is predominately due to an increase in liabilities for policyholder benefits associated with the aging of the block of business.

     Interest credited decreased by $1 million to $723 million for the three months ended June 30, 2001 from $724 million for the comparable 2000 period. Declines in the Institutional, Reinsurance and International segments are mostly offset by an increase in the

Individual segment. A $17 million decrease in Institutional is primarily due to lower crediting rates resulting from the current interest rate environment. A $9 million decrease in Reinsurance is due to a reduction of the interest credited on a block of annuities which is determined by the performance of the underlying assets. A $3 million decrease in International is due to a reduction in Spain's assets under management resulting from the planned cessation of product lines offered through a joint venture with Banco Santander Central Hispano, S.A. ("Banco Santander"). These decreases are mostly offset by an increase of $28 million in Individual resulting from higher crediting rates and growth in policyholder account balances.

     Policyholder dividends decreased by $8 million, or 2%, to $505 million for the three months ended June 30, 2001 from $513 million for the comparable 2000 period. This variance is primarily due to a decrease of $23 million in the Institutional segment, partially offset by an increase of $13 million in the Individual segment. Institutional policyholder dividends vary from period to period based on participating contract experience. The increase in Individual is due to growth in the assets supporting policies associated with this segment's large block of traditional life insurance business.

     Payments of $327 million were made during the second quarter of 2000, as part of Metropolitan Life's demutualization, to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Canadian operations in 1998.

     Demutualization costs of $175 million were incurred during the three months ended June 30, 2000. These costs are related to Metropolitan Life's demutualization on April 7, 2000.

     Other expenses decreased by $218 million, or 11%, to $1,801 million for the three months ended June 30, 2001 from $2,019 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses decreased by $127 million, or 6%, to $1,979 million in 2001 from $2,106 million in 2000. This decrease is primarily attributable to a reduction of $149 million in the Asset Management segment, partially offset by an increase of $18 million in the Institutional segment. The variance in Asset Management is due to the sale of Nvest on October 30, 2000. The rise in expenses in Institutional is attributable to the non-medical health business, and results from costs incurred in connection with initiatives focused on improving service delivery capabilities through investments in technology. This rise in spending is partially offset by decreases in retirement and savings and group life, which stem from expense management initiatives and lower interest costs associated with the Company's securities lending program.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins or profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased slightly to $448 million for the three months ended June 30, 2001 from $440 million for the comparable 2000 period. This growth is commensurate with increases in the Institutional, Reinsurance and International segments. These increases are partially offset by a decrease in the Individual segment. The decrease in Individual is primarily due to declines in sales of traditional life insurance policies and annuity and investment-type products, resulting in lower commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs decreased to $248 million in 2001 from $352 million in 2000. Amortization of deferred policy acquisition costs of $269 million and $353 million are allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment losses. The decrease in amortization of deferred policy acquisition costs allocated to other expenses is primarily attributable to a decrease in Individual resulting from refinements in the calculation of estimated gross margins and profits as well as the impact of a product replacement program for universal life policies initiated in the first quarter of 2000.

     Income tax expense for the three months ended June 30, 2001 was $173 million, or 35% of income before provision for income taxes, compared with $132 million, or 776%, for the comparable 2000 period. The 2000 effective income tax rate differs from the corporate tax rate of 35% primarily due to payments made to former Canadian policyholders in connection with the demutualization.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

     Premiums increased by $375 million, or 5%, to $8,352 million for the six months ended June 30, 2001 from $7,977 million for the comparable 2000 period. Increases in the Institutional, Reinsurance, Auto & Home and International segments are partially offset by a decrease in the Individual segment. Institutional's premiums grew by $230 million due to sales growth and continued favorable policyholder retention in the group life, dental, disability and long-term care businesses which more than offset a decrease in retirement and savings. This variance is attributable to higher premiums received in 2000 from existing customers. New premiums from facultative and automatic treaties and renewal premiums all contributed to the $77 million increase in Reinsurance. A $54 million increase in Auto & Home is primarily due to higher average premium resulting from rate increases and improved retention. A $54 million increase in International is largely attributable to overall growth in South Korea, Mexico and Spain. A decline in sales of traditional life insurance policies, reflecting a continued shift in customer preferences from those policies to variable life products, is the primary driver of the $40 million decrease in Individual.

     Universal life and investment-type product policy fees increased by $30 million, or 3%, to $947 million for the six months ended June 30, 2001 from $917 million for the comparable 2000 period. A $31 million increase in the Institutional segment resulted from growth in sales and deposits of group universal life and corporate-owned life insurance products.

     Net investment income increased by $272 million, or 5%, to $5,980 million for the six months ended June 30, 2001 from $5,708 million for the comparable 2000 period. This increase is primarily due to higher income from (i) fixed maturities of $160 million, or 4%, (ii) mortgage loans on real estate of $89 million, or 11%, (iii) other invested assets of $57 million, or 112%, (iv) lower investment expenses of $27 million, or 20%, (v) interest on policy loans of $17 million, or 7%, and (vi) cash and short-term investments of $2 million, or 1%. These increases are partially offset by lower income from (i) equity securities and other limited partnership interests of $76 million, or 58%, and (ii) real estate and real estate joint ventures of $4 million, or 1%.

     The increase in income from fixed maturities to $4,282 million in 2001 from $4,122 million in 2000 is primarily due to a more active securities lending program. The growth in income from mortgage loans on real estate to $923 million in 2001 from $834 million in 2000 is largely due to higher mortgage production volume and increases in prepayments and contingent interest. The decrease in income from equity securities and other limited partnership interests to $54 million in 2001 from $130 million in 2000 is principally due to sales of underlying assets held in corporate partnerships, coupled with losses in underlying portfolios.

     The increase in net investment income is largely attributable to the Institutional and Individual segments. Net investment income from Institutional and Individual grew by $202 million and $85 million, respectively. These increases are predominately due to a higher volume of securities lending activity, increases in mortgage prepayments and contingent interest, and increased equity in earnings of corporate partnerships resulting principally from sales of underlying assets. Due to the nature and timing of certain investment transactions, including sales of underlying assets held in corporate partnerships, past investment performance is not necessarily indicative of future performance.

     Other revenues decreased by $397 million, or 34%, to $784 million for the six months ended June 30, 2001 from $1,181 million for the comparable 2000 period. This decrease is primarily attributable to the Asset Management, Individual and Institutional segments. A reduction of $322 million in Asset Management results from the sale of Nvest on October 30, 2000. A decrease of $46 million in Individual is largely due to lower commission and fee income related to decreased sales in the broker/dealer and other subsidiaries. A $14 million decrease in Institutional is primarily due to the receipt of final settlements, in 2000, on several cases related to the term life and former medical businesses, partially offset by increases in the dental and disability administrative services businesses. The remaining variance is largely attributable to Corporate & Other.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs attributable to the increase or decrease in product gross margins or profits resulting from investment gains and losses, (ii) liabilities for those participating contracts in which the policyholders' accounts are increased or decreased by the related investment gains or losses, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment losses increased by $114 million, or 68%, to $281 million for the six months ended June 30, 2001 from $167 million for the comparable 2000 period. This increase reflects total gross investment losses of $360 million, an increase of $176 million, or 96%, from $184 million in 2000, before the offsets for the amortization of deferred policy acquisition costs of $16 million in both 2001 and 2000; changes in the policyholder dividend obligation of $63 million and ($7) million in 2001 and 2000, respectively; and reductions in participating contracts of $4 million in 2000 related to assets sold. The increase in gross realized investment losses is attributable to the continuing recognition of deteriorating credits through asset sales and write-downs.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its unaudited interim condensed consolidated statements of operations to easily exclude investment gains and losses and the related effects on the unaudited interim condensed consolidated statements of operations when evaluating its operating performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its unaudited interim condensed consolidated statements of operations may not be comparable with amounts reported by other insurers.

Policyholder benefits and claims increased by $443 million, or 5%, to $8,724 million for the six months ended June 30, 2001 from $8,281 million for the comparable 2000 period. This increase reflects total gross policyholder benefits and claims of $8,661 million, an increase of $381 million, or 5%, from $8,280 million in 2000, before the offsets for reductions in participating contractholder accounts of $8 million in 2000 and changes in the policyholder dividend obligation of $63 million and ($7) million in 2001 and 2000, respectively, directly related to net investment losses. The net increase is attributable to growth in the Institutional, Auto & Home, Reinsurance, Individual and International segments. An increase of $178 million in Institutional is due to growth in the group insurance businesses, partially offset by a decrease in retirement and savings. Both of these variances are commensurate with the premium fluctuations discussed above. Additional expenses of $83 million in Auto & Home are due to inflationary pressures on claim severity and growth in the auto business, as well as increased catastrophic activity and non-catastrophe weather-related losses in 2001. Increases of $80 million and $33 million in Reinsurance and International, respectively, are commensurate with the aforementioned growth in those businesses. A $67 million increase in Individual is the result of a $36 million increase in the policyholder dividend obligation associated with the creation of the closed block in the second quarter of 2000. In addition, an increase in liabilities for policyholder benefits commensurate with growth in general account variable and universal life business contributed to this variance.

     Interest credited increased by $62 million, or 4%, to $1,483 million for the six months ended June 30, 2001 from $1,421 million for the comparable 2000 period. The additional expense is primarily due to a $60 million increase in Individual resulting from higher crediting rates and growth in policyholder account balances.

     Policyholder dividends increased by $39 million, or 4%, to $1,020 million for the six months ended June 30, 2001 from $981 million for the comparable 2000 period. This variance is due to increases of $23 million and $11 million in the Institutional and Individual segments, respectively. Institutional policyholder dividends vary from period to period based on participating group insurance contract experience. The increase in Individual is primarily due to growth in the assets supporting policies associated with this segment's large block of traditional life insurance business.

     Payments of $327 million were made during the second quarter of 2000, as part of Metropolitan Life's demutualization, to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Canadian operations in 1998.

     Demutualization costs of $230 million were incurred during the six months ended June 30, 2000. These costs are related to Metropolitan Life's demutualization on April 7, 2000.

     Other expenses decreased by $304 million, or 8%, to $3,635 million for the six months ended June 30, 2001 from $3,939 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses decreased by $176 million, or 4%, to $3,897 million in 2001 from $4,073 million in 2000. The majority of this variance is related to the Asset Management and Institutional segments. A $298 million decrease in Asset Management results from the sale of Nvest on October 30, 2000. A $102 million expense growth in Institutional is due to increases in the group life and non-medical health businesses resulting from costs incurred in connection with initiatives that focused on improving service delivery capabilities through investments in technology, additional expenses associated with a higher volume of securities lending activity and an increase in variable expenses associated with premium growth. Variable expenses include premium tax, commissions and administrative expenses for dental and disability. The remaining variance is attributable to the Individual and Reinsurance segments, as well as to Corporate & Other.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins or profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased slightly to $869 million for the six months ended June 30, 2001 from $832 million for the comparable 2000 period. This growth is commensurate with increases in the Institutional, Reinsurance and International segments' premiums. These increases are partially offset by a decrease in the Individual segment. The decrease in Individual is primarily due to the decline in sales of annuity and investment-type products, resulting in lower commissions and deferrable expenses. Total amortization of deferred policy acquisition costs decreased to $591 million in 2001 from $682 million in 2000. Amortization of deferred policy acquisition costs of $607 million and $698 million are allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment losses. The reduction in amortization of deferred policy acquisition costs allocated to other expenses is primarily attributable to a decrease in Individual, partially offset by an increase in Reinsurance. A decline of $113 million in Individual is a result of refinements in the calculation of estimated gross margins and profits, as well as the impact of a product replacement program for universal life policies initiated in the first quarter of 2000. An increase of $13 million in Reinsurance is commensurate with the aforementioned growth in the business.

     Income tax expense for the six months ended June 30, 2001 was $313 million, or 34% of income before provision for income taxes, compared with $316 million, or 72%, for the comparable 2000 period. The 2001 effective income tax rate differs from the corporate tax rate of 35% principally due to the impact of non-taxable investment income. The 2000 effective income tax rate differs from the corporate tax rate of 35% primarily due to payments made to former Canadian policyholders in connection with the demutualization.

INDIVIDUAL SEGMENT

     The following table presents summary consolidated financial information for the Individual segment for the periods indicated:

                                                                    FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                     ENDED JUNE 30,
                                                                 -------------------------           -------------------------
                                                                   2001              2000              2001              2000
                                                                 -------           -------           -------           -------
                                                                                     (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $ 1,107           $ 1,135           $ 2,213           $ 2,253
Universal life and investment-type product policy fees               310               301               623               620
Net investment income                                              1,635             1,598             3,261             3,176
Other revenues                                                       119               142               265               311
Net investment losses                                                (61)              (18)             (114)              (57)
                                                                 -------           -------           -------           -------

  Total revenues                                                   3,110             3,158             6,248             6,303
                                                                 -------           -------           -------           -------

EXPENSES
Policyholder benefits and claims                                   1,243             1,224             2,476             2,409
Interest credited to policyholder account balances                   444               416               888               828
Policyholder dividends                                               450               437               886               875
Other expenses                                                       741               803             1,531             1,643
                                                                 -------           -------           -------           -------
  Total expenses                                                   2,878             2,880             5,781             5,755
                                                                 -------           -------           -------           -------

Income before provision for income taxes                             232               278               467               548
Provision for income taxes                                            95                96               186               193
                                                                 -------           -------           -------           -------

Net income                                                       $   137           $   182           $   281           $   355
                                                                 =======           =======           =======           =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 - INDIVIDUAL SEGMENT

     Premiums decreased by $28 million, or 2%, to $1,107 million for the three months ended June 30, 2001 from $1,135 million for the comparable 2000 period. Premiums from insurance products declined by $30 million. This decrease is primarily due to a decline in sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products. Premiums from annuity and investment-type products increased by $2 million, largely attributable to sales growth in immediate annuities.

     Universal life and investment-type product policy fees increased by $9 million, or 3%, to $310 million for the three months ended June 30, 2001 from $301 million for the comparable 2000 period. Policy fees from insurance products grew by $27 million, primarily due to increases in variable life products, reflecting a continued shift in customer preferences from traditional life products. Policy fees from annuity and investment-type products decreased by $18 million, largely attributable to declines in the average separate account asset base and lower sales resulting from poor equity market performance. Policy fees from annuity and investment-type products are typically calculated as a percentage of average assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to remain below prior year levels, management expects fees will continue to be adversely impacted.

     Other revenues decreased by $23 million, or 16%, to $119 million for the three months ended June 30, 2001 from $142 million for the comparable 2000 period, primarily due to lower commission and fee income associated with lower sales in the broker/dealer and other subsidiaries.

     Policyholder benefits and claims increased by $19 million, or 2%, to $1,243 million for the three months ended June 30, 2001 from $1,224 million for the comparable 2000 period. Policyholder benefits and claims for insurance products increased by $22 million predominately due to an increase in liabilities for policyholder benefits associated with the aging of the block of business. Policyholder benefits and claims for annuity and investment-type products decreased by $3 million primarily due to underwriting gains associated with immediate annuities.

     Interest credited to policyholder account balances increased by $28 million, or 7%, to $444 million for the three months ended June 30, 2001 from $416 million for the comparable 2000 period. Interest on insurance products rose by $16 million, primarily due to a slight elevation in crediting rates and growth in policyholder account balances. Interest on annuity and investment-type products increased by $12 million, as a result of slightly higher crediting rates.

     Policyholder dividends increased by $13 million, or 3%, to $450 million for the three months ended June 30, 2001 as compared to $437 million for the comparable 2000 period. This increase reflects growth in the assets supporting policies associated with this segment's large block of traditional life insurance business.

     Other expenses decreased by $62 million, or 8%, to $741 million for the three months ended June 30, 2001 from $803 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs which are discussed below, other expenses increased by $13 million, or 2%, to $815 million in 2001 from $802 million in 2000. Other expenses related to insurance products decreased by $14 million due to a reduction in volume-related commission expenses in the broker/dealer and other subsidiaries and rebate expenses associated with the Company's securities lending program. These decreases are partially offset by increased sales-related costs. Other expenses related to annuity and investment-type products increased by $27 million. This increase is largely attributable to start-up and transition costs associated with the creation of MetLife Investors Group.

     Deferred policy acquisition costs and value of business acquired are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs decreased by $14 million, or 6%, to $206 million for the three months ended June 30, 2001 from $220 million for the comparable 2000 period. This decline is primarily due to lower sales of traditional life insurance policies and annuity and investment-type products, resulting in lower commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs decreased by $109 million, or 50%, to $109 million in 2001 from $218 million in 2000. Amortization of deferred policy acquisition costs of $132 million and $221 million is allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products decreased by $71 million. This decrease is largely attributable to refinements in the calculation of estimated gross margins and profits. In addition, the impact of a product replacement program for universal life policies initiated in the first quarter of 2000 contributed to this variance. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment-type products decreased by $18 million, as a result of refinements in the calculation of estimated gross profits.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
- INDIVIDUAL SEGMENT

     Premiums decreased by $40 million, or 2%, to $2,213 million for the six months ended June 30, 2001 from $2,253 million for the comparable 2000 period. Premiums from insurance products declined by $44 million. This decrease is primarily due to a decline in sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products. Premiums from annuity and investment-type products grew by $4 million, largely attributable to increased sales of immediate annuities.

     Universal life and investment-type product policy fees increased by $3 million to $623 million for the six months ended June 30, 2001 from $620 million for the comparable 2000 period. Policy fees from insurance products rose by $51 million, primarily due to increases in variable life products, reflecting a continued shift in customer preferences from traditional life products. Policy fees from annuity and investment-type products decreased by $48 million, largely attributable to declines in the average separate account asset base and lower sales resulting from poor equity market performance. Policy fees from annuity and investment-type products are typically calculated as a percentage of average assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to remain below prior year levels, management expects fees will continue to be adversely impacted.

     Other revenues decreased by $46 million, or 15%, to $265 million for the six months ended June 30, 2001 from $311 million for the comparable 2000 period, primarily due to lower commission and fee income associated with decreased sales in the broker/dealer and other subsidiaries.

     Policyholder benefits and claims increased by $67 million, or 3%, to $2,476 million for the six months ended June 30, 2001 from $2,409 million for the comparable 2000 period. Policyholder benefits and claims for insurance products increased by $73 million. This variance is predominately the result of a $36 million increase in the policyholder dividend obligation associated with the creation of the closed block in the second quarter of 2000. In addition, an increase in liabilities for policyholder benefits commensurate with growth in general account variable and universal life businesses contributed to this variance. Policyholder benefits and claims for annuity and investment products decreased by $6 million primarily due to underwriting gains associated with immediate annuities.

     Interest credited to policyholder account balances increased by $60 million, or 7%, to $888 million for the six months ended June 30, 2001 from $828 million for the comparable 2000 period. Interest on insurance products increased by $38 million, primarily due to a slight elevation in crediting rates and growth in policyholder account balances. Interest on annuity and investment products increased by $22 million as a result of slightly higher crediting rates.

     Policyholder dividends increased by $11 million, or 1%, to $886 million for the six months ended June 30, 2001 from $875 million for the comparable 2000 period. This increase is due, in most part, to growth in the assets supporting policies associated with this segment's large block of traditional life insurance business.

     Other expenses decreased by $112 million, or 7%, to $1,531 for the six months ended June 30, 2001 from $1,643 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs which are discussed below, other expenses decreased by $22 million, or 1%, to $1,618 million in 2001 from $1,640 million in 2000. Other expenses related to insurance products decreased by $42 million due to a reduction in volume-related commission expenses in the broker/dealer and other subsidiaries, partially offset by an increase in rebate expenses associated with the Company's securities lending program. Other expenses related to annuity and investment-type products increased by $20 million. This increase can be attributed to increased start-up and transition costs associated with the creation of MetLife Investors Group and rebate expenses associated with the Company's securities lending program.

     Deferred policy acquisition costs and value of business acquired are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of operations information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs decreased by $23 million, or 5%, to $416 million for the six months ended June 30, 2001 from $439 million for the comparable 2000 period. This decrease is predominately the result of a decline in sales of annuity and investment type products, which resulted in lower commissions and deferrable expenses. Total amortization of deferred policy acquisition costs decreased by $113 million, or 27%, to $312 million in 2001 from $425 million in 2000. Amortization of deferred policy acquisition costs of $329 million and $442 million is allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products decreased by $114 million. This decline is due to refinements in the calculation of estimated gross margins and profits. In addition, the impact of a product replacement program for universal life policies initiated in the first quarter of 2000 contributed to this variance. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment products increased by $1 million, as a result of refinements in the calculation of estimated gross profits.

INSTITUTIONAL SEGMENT

The following table presents summary consolidated financial information for the Institutional Segment for the periods indicated:


                                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                                -------------------------           -------------------------
                                                                  2001              2000              2001              2000
                                                                -------           -------           -------           -------
                                                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                        $ 1,739           $ 1,784           $ 3,607           $ 3,377
Universal life and investment-type product policy fees              154               136               304               273
Net investment income                                             1,033               954             2,084             1,882
Other revenues                                                      163               167               330               344
Net investment losses                                               (47)              (25)             (117)              (41)
                                                                -------           -------           -------           -------
   Total revenues                                                 3,042             3,016             6,208             5,835
                                                                -------           -------           -------           -------
EXPENSES
Policyholder benefits and claims                                  2,043             2,043             4,194             4,016
Interest credited to policyholder account balances                  250               267               521               514
Policyholder dividends                                               40                63               104                81
Other expenses                                                      441               435               892               815
                                                                -------           -------           -------           -------
   Total expenses                                                 2,774             2,808             5,711             5,426
                                                                -------           -------           -------           -------

Income before provision for income taxes                            268               208               497               409
Provision for income taxes                                           96                77               175               148
                                                                -------           -------           -------           -------
Net income                                                      $   172           $   131           $   322           $   261
                                                                =======           =======           =======           =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 - INSTITUTIONAL SEGMENT

     Premiums decreased by $45 million, or 3%, to $1,739 million for the three months ended June 30, 2001 from $1,784 million for the comparable 2000 period. Retirement and savings premiums decreased by $169 million primarily due to higher premiums received in 2000 from existing customers. This decrease was partially offset by a $124 million increase in group insurance premiums as a result of sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. Significant premiums received from several existing group life customers in 2001 and the BMA acquisition in 2000 also contributed to this variance. These increases are partially offset by $89 million of additional insurance purchased in 2000 by existing customers with funds received in the demutualization.

     Universal life and investment-type product policy fees increased by $18 million, or 13%, to $154 million for the three months ended June 30, 2001 from $136 million for the comparable 2000 period. This increase reflects growth in sales and deposits in group universal life products.

     Other revenues decreased by $4 million, or 2%, to $163 million for the three months ended June 30, 2001 from $167 million for the comparable 2000 period. Retirement and savings declined by $6 million largely due to a withdrawal by an existing customer and lower performance fees on index-guaranteed separate accounts as a result of market conditions. Group insurance was essentially unchanged at $91 million in 2001 from $89 million in 2000.

     Policyholder benefits and claims are $2,043 million for both the three months ended June 30, 2001 and 2000. Group life increased by $137 million primarily due to overall growth in the business, commensurate with the premium variance discussed above. An increase of $36 million in the non-medical health business is largely attributable to growth in this segment's dental, disability and long-term care insurance businesses. In addition, the BMA acquisition contributed $16 million to the variance. Completely offsetting these increases is a $173 million decrease in retirement and savings, commensurate with the premium variance discussed above.

     Interest credited to policyholder account balances decreased by $17 million, or 6%, to $250 million for the three months ended June 30, 2001 from $267 million for the comparable 2000 period. Decreases of $5 million and $12 million in group life and retirement and savings, respectively, are primarily due to a drop in crediting rates in the second quarter 2001 resulting from the current interest rate environment.

     Policyholder dividends decreased by $23 million, or 37%, to $40 million for the three months ended June 30, 2001 from $63 million for the comparable 2000 period. Policyholder dividends vary from period to period based on participating contract experience.

     Other expenses increased by $6 million, or 1%, to $441 million for the three months ended June 30, 2001 from $435 million for the comparable 2000 period. Other expenses related to non-medical health rose by $30 million predominately due to costs incurred in connection with initiatives that focused on improving service delivery capabilities through investments in technology. In addition, an increase in variable expenses associated with premium growth contributed to the variance. Variable expenses include premium taxes, commissions and administrative expenses for dental and disability. This increase is partially offset by a $15 million decrease in retirement and savings and a $9 million decrease in group life as a result of expense management initiatives and lower rebate expense associated with the securities lending program.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
- INSTITUTIONAL SEGMENT

     Premiums increased by $230 million, or 7%, to $3,607 million for the six months ended June 30, 2001 from $3,377 million for the comparable 2000 period. Group insurance premiums rose by $411 million, as a result of sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. In addition, significant premiums received from several existing group life customers in 2001 and the BMA acquisition contributed to the variance. This increase is partially offset by $89 million of additional insurance purchased in 2000 by existing customers with funds received in the demutualization. Premiums for retirement and savings decreased by $181 million as a result of higher premiums received in 2000 from existing customers.

     Universal life and investment-type product policy fees increased by $31 million, or 11%, to $304 million for the six months ended June 30, 2001 from $273 million for the comparable 2000 period. This increase reflects growth in sales and deposits of group universal life and corporate-owned life insurance products.

     Other revenues decreased by $14 million, or 4%, to $330 million for the six months ended June 30, 2001 from $344 million for the comparable 2000 period. Other revenues for group insurance declined by $8 million as a result of final settlements in 2000 on several cases related to the term life and former medical businesses. This decline is partially offset by increases in the dental and disability administrative services businesses. Other revenues for retirement and savings decreased by $6 million, primarily due to lower performance fees on index-guaranteed separate accounts as a result of market conditions and a large withdrawal by an existing customer.

     Policyholder benefits and claims increased by $178 million, or 4%, to $4,194 million for the six months ended June 30, 2001 from $4,016 million for the comparable 2000 period. Group life's expense increased by $270 million, primarily due to overall growth in the business, commensurate with the premium variance discussed above. An increase of $103 million in the non-medical health business is largely attributable to significant growth in this segment's dental, disability and long-term care businesses. In addition, the BMA acquisition contributed $34 million to the variance. Partially offsetting these increases is a decline of $195 million in retirement and savings. This is commensurate with the premium variance discussed above.

     Interest credited to policyholder account balances increased by $7 million, or 1%, to $521 million for the six months ended June 30, 2001 from $514 million for the comparable 2000 period. Increases in customer account balances stemming from asset growth and the investment of demutualization funds in the group insurance business, resulted in $14 million of additional expenses. This increase was partially offset by a $7 million decrease in retirement and savings due to an overall decline in crediting rates in 2001 as a result of the current interest rate environment. This decline is partially offset by an increase related to guaranteed interest products.

     Policyholder dividends increased by $23 million, or 28%, to $104 million for the six months ended June 30, 2001 from $81 million for the comparable 2000 period. Policyholder dividends vary from period to period based on participating insurance contract experience.

     Other expenses increased by $77 million, or 9%, to $892 million for the six months ended June 30, 2001 from $815 million for the comparable 2000 period. Increases of $18 million and $60 million in the group life and non-medical health businesses, respectively, are primarily due to costs incurred in connection with initiatives focused on improving service delivery through investments in technology and higher rebate expense associated with the securities lending program. In addition, an increase in variable expenses associated with premium growth contributed to the variance. Variable expenses include premium tax, commissions and administrative expenses for dental and disability. Other expenses related to retirement and savings are essentially unchanged at $248 million in 2001 compared with $249 million in 2000.

REINSURANCE SEGMENT

     The following table presents summary consolidated financial information for the Reinsurance segment for the periods indicated:

                                                           FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                           --------------------           ---------------------
                                                            2001           2000            2001           2000
                                                           -----          -----           ------          -----
                                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                   $ 395          $ 370           $  805          $ 728
Net investment income                                         88             95              185            183
Other revenues                                                 7              9               16             11
Net investment gains (losses)                                  9             (2)              14             (3)
                                                           -----          -----           ------          -----
   Total revenues                                            499            472            1,020            919
                                                           -----          -----           ------          -----
EXPENSES
Policyholder benefits and claims                             311            289              654            574
Interest credited to policyholder account balances            19             28               48             51
Policyholder dividends                                         6              5               11             10
Other expenses                                               103            113              203            198
                                                           -----          -----           ------          -----
   Total expenses                                            439            435              916            833
                                                           -----          -----           ------          -----
Income before provision for income taxes                      60             37              104             86
Provision for income taxes                                    15              3               26             22
Minority interest                                             24             27               39             36
                                                           -----          -----           ------          -----
Net income                                                 $  21          $   7           $   39          $  28
                                                           =====          =====           ======          =====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 - REINSURANCE SEGMENT

     Premiums increased by $25 million, or 7%, to $395 million for the three months ended June 30, 2001 from $370 million for the comparable 2000 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

   Other revenues were essentially unchanged at $7 million for the three months ended June 30, 2001 compared with $9 million for the comparable 2000 period.

   Policyholder benefits and claims increased by $22 million, or 8%, to $311 million for the three months ended June 30, 2001 from $289 million for the comparable 2000 period. Policyholder benefits and claims were 79% of premiums for the three months ended June 30, 2001 compared to 78% in the comparable 2000 period. Mortality experience for the three months ended June 30, 2001 as a percentage of premiums was in line with management expectations. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term.

     Interest credited to policyholder account balances decreased by $9 million, or 32%, to $19 million for the three months ended June 30, 2001 from $28 million for the comparable 2000 period. The decrease is primarily related to a reduction in the interest credited on a block of annuities. The crediting rate on this block of annuities is based on the performance of the underlying assets. Therefore, any fluctuations in interest credited related to this block are generally offset by a corresponding change in net investment income.

     Policyholder dividends are essentially unchanged at $6 million for the three months ended June 30, 2001 compared with $5 million for the comparable 2000 period.

     Other expenses decreased by $10 million, or 9%, to $103 million for the three months ended June 30, 2001 from $113 million for the comparable 2000 period. Other expenses, which include underwriting, acquisition and insurance expenses, were 21% of consolidated revenues in 2001 compared with 24% in 2000. A decrease in allowances paid under reinsurance treaties was the primary contributor to the decrease in other expenses. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured.

     Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
- REINSURANCE SEGMENT

     Premiums increased by $77 million, or 11%, to $805 million for the six months ended June 30, 2001 from $728 million for the comparable 2000 period. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Other revenues increased by $5 million, or 45%, to $16 million for the six months ended June 30, 2001 from $11 million for the comparable 2000 period. This increase was primarily due to the acquisition during the second half of 2000 of the remaining 60% of RGA/Swiss Financial Group, L.L.C., which was subsequently renamed RGA Financial Group, L.L.C. ("RGA Financial Group").

     Policyholder benefits and claims increased by $80 million, or 14%, to $654 million for the six months ended June 30, 2001 from $574 million for the comparable 2000 period. Policyholder benefits and claims were 81% of premiums in 2001 compared with 79% in 2000. Unfavorable mortality experience, primarily in the U.S. traditional business, during the first three months of 2001 caused the increase in policy benefits and claims as a percentage of premiums. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term. Analysis of the claims activity during the six months ended June 30, 2001 suggested no significant variances by cause of death, client company, or issue year which would indicate any pricing or profitability problems.

     Interest credited to policyholder account balances decreased by $3 million, or 6%, to $48 million for the six months ended June 30, 2001 from $51 million for the comparable 2000 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts and certain cash value products. The decrease is primarily related to a reduction in the interest credited on a block of annuities during the second quarter of 2001. The crediting rate on this block of annuities is based on the performance of the underlying assets. Therefore, any fluctuations in interest credited related to this block are generally offset by a corresponding change in net investment income. This decrease was partially offset by an increase in interest credited associated with a large block of single premium deferred annuities reinsured during the second quarter of 2000.

     Policyholder dividends are essentially unchanged at $11 million for the six months ended June 30, 2001 compared with $10 million for the comparable 2000 period.

     Other expenses increased by $5 million, or 3%, to $203 million for the six months ended June 30, 2001 from $198 million for the comparable 2000 period. Other expenses, which include underwriting, acquisition and insurance expenses, were 20% of consolidated revenues in 2001 compared with 22% in 2000. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured as the amount paid can vary significantly based on the type of business and the reinsurance treaty. The acquisition of RGA Financial Group during the second half of 2000 contributed to the overall increase in other expenses.

     Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated.

AUTO & HOME SEGMENT

     The following table presents summary consolidated financial information for the Auto & Home segment for the periods indicated:

                                               FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                               --------------------        -------------------
                                               2001         2000            2001         2000
                                              -----        -----           ------      -------
                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums                                      $ 682        $ 656        $ 1,355        $ 1,301
Net investment income                            51           47            102             83
Other revenues                                    6            5             12             18
Net investment (losses) gains                    (3)           1             (6)             6
                                              -----        -----        -------        -------
  Total revenues                                736          709          1,463          1,408
                                              -----        -----        -------        -------
EXPENSES
Policyholder benefits and claims                530          531          1,093          1,010
Other expenses                                  198          203            407            407
                                              -----        -----        -------        -------
  Total expenses                                728          734          1,500          1,417
                                              -----        -----        -------        -------
Income (Loss) before income tax benefit           8          (25)           (37)            (9)
Income tax benefit                               (1)         (13)           (20)            (8)
                                              -----        -----        -------        -------
Net income (loss)                             $   9        $ (12)       $   (17)       $    (1)
                                              =====        =====        =======        =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 - AUTO & HOME SEGMENT

     Premiums increased by $26 million, or 4%, to $682 million for the three months ended June 30, 2001 from $656 million for the comparable 2000 period. Auto premiums increased by $16 million primarily due to higher average premium resulting from rate increases and improved retention of existing business. Policyholder retention in the standard auto business increased by 1% to 89%. Homeowner premiums increased by $9 million largely due to an increase in average premium resulting from rate increases. Premiums from other personal lines increased by $1 million.

     Other revenues were essentially unchanged at $6 million for the three months ended June 30, 2001 compared with $5 million for the comparable 2000 period.

     Policyholder benefits and claims decreased by $1 million to $530 million for the three months ended June 30, 2001 from $531 million for the comparable 2000 period. Auto policyholder benefits and claims decreased by $17 million due to better catastrophe experience and lower claim frequencies. Correspondingly, the auto loss ratio decreased to 70.3% in 2001 from 76.0% in 2000. Homeowner policyholder benefits and claims increased by $15 million due to increases in claim frequency and severity. The homeowner loss ratio increased to 98.1% in 2001 from 94.9% in 2000. Catastrophes represented 29.3% of the loss ratio in 2001 compared to 30.6% in 2000. Other policyholder benefits and claims increased by $2 million.

     Other expenses decreased by $5 million, or 2%, to $198 million, for the three months ended June 30, 2001, from $203 million for the comparable 2000 period. This increase is primarily the result of a reduction in integration costs associated with the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies in September 1999 ("St. Paul acquisition"). The expense ratio decreased to 29.1% in 2001 from 30.9% in 2000.

     The effective income tax rates for the three months ended June 30, 2001 and 2000 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
- AUTO & HOME SEGMENT

    Premiums increased by $54 million, or 4%, to $1,355 million for the six months ended June 30, 2001 from $1,301 million for the comparable 2000 period. Auto premiums increased by $44 million primarily due to higher average premium resulting from rate increases and improved retention of existing business. Policyholder retention in the standard auto business increased by 1% to 89%. Homeowner premiums increased by $11 million largely due to an increase in average premium, resulting from rate increases, and improved retention of the existing business. Premiums from other personal lines decreased by $1 million.

    Other revenues decreased by $6 million, or 33%, to $12 million for the six months ended June 30, 2001 from $18 million for the comparable 2000 period. This decrease was primarily due to a revision of an estimate to increase a re-insurance recoverable, related to the disposition of this segment's reinsurance business in 1990, recorded in the first quarter of 2000.

     Policyholder benefits and claims increased by $83 million, or 8%, to $1,093 million for the six months ended June 30, 2001 from $1,010 million for the comparable 2000 period. Auto policyholder benefits and claims increased by $38 million due to inflationary pressures on claim severity and growth in the book of business. Correspondingly, the auto loss ratio increased to 76.5% in 2001 from 76.0% in 2000. Homeowner policyholder benefits and claims increased by $36 million due to increased catastrophic activity and non-catastrophe weather related losses in the first and second quarters of 2001. The homeowner loss ratio increased to 91.8% in 2001 from 83.8% in 2000. Catastrophes represented 20.2% of the loss ratio in 2001 compared to 17.8% in 2000. Other policyholder benefits and claims increased by $9 million.

     Other expenses were $407 million for both the six months ended June 30, 2001 and 2000. Increases in normal operating expenses were offset by a reduction in integration costs associated with the St. Paul acquisition. The expense ratio decreased to 30.1% in 2001 from 31.3% in 2000.

     The effective income tax rates for the six months ended June 30, 2001 and 2000 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

ASSET MANAGEMENT SEGMENT

     The following table presents summary consolidated financial information for the Asset Management segment for the periods indicated:

                                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                              --------------------           -------------------
                                                2001        2000               2001        2000
                                              -------     --------           --------    -------
                                                          (DOLLARS IN MILLIONS)
REVENUES
Net investment income                          $17            $ 21            $ 36        $ 42
Other revenues                                  56             218             112         434
                                              ----            ----            ----        ----
   Total revenues                               73             239             148         476
                                              ----            ----            ----        ----
OTHER EXPENSES                                  72             210             138         412
                                              ----            ----            ----        ----

Income before provision for income taxes
   and minority interest                         1              29              10          64
Provision for income taxes                      --               7               3          18
Minority interest                               --              11              --          24
                                              ----            ----            ----        ----
Net income                                     $ 1            $ 11            $  7        $ 22
                                               ===            ====            ====        ====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 - ASSET MANAGEMENT SEGMENT

     Other revenues, which primarily comprise management and advisory fees, decreased by $162 million, or 74%, to $56 million for the three months ended June 30, 2001 from $218 million for the comparable 2000 period. This decrease was primarily due to the sale of Nvest, which occurred on October 30, 2000. Excluding the impact of this transaction, other revenues decreased by $4 million. This variance is attributable to a reduction in average assets under management during the period. Assets under management decreased to $78 billion at June 30, 2001 from $80 billion at June 30, 2000. This decline occurred primarily as a result of the market downturn, customer withdrawals and the transfer of assets to other asset managers within MetLife, partially offset by strong mutual fund sales. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses decreased by $138 million, or 66%, to $72 million for the three months ended June 30, 2001 from $210 million for the comparable 2000 period. The sale of Nvest reduced other expenses by $137 million. Excluding the impact of this transaction, other expenses were essentially unchanged at $72 million in 2001 compared with $73 million in 2000.

     Minority interest, reflecting third-party ownership interest in Nvest, decreased by $11 million, or 100%, due to the sale of Nvest.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
- ASSET MANAGEMENT SEGMENT

     Other revenues, which primarily comprise management and advisory fees, decreased by $322 million, or 74%, to $112 million for the six months ended June 30, 2001 from $434 million for the comparable 2000 period. This decrease was primarily due to the sale of Nvest, which occurred on October 30, 2000. Excluding the impact of this transaction, other revenues decreased by $5 million. This decrease is attributable to a reduction in average assets under management during the period. Assets under management decreased to $78 billion at June 30, 2001 from $80 billion at June 30, 2000. This decline occurred primarily as a result of the market downturn, customer withdrawals and the transfer of assets to other asset managers within MetLife, partially offset by strong mutual fund sales. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses decreased by $274 million, or 67%, to $138 million for the six months ended June 30, 2001 from $412 million for the comparable 2000 period. The sale of Nvest reduced other expenses by $272 million. Excluding the impact of this transaction, other expenses decreased by $2 million

     Minority interest, reflecting third-party ownership interest in Nvest, decreased by $24 million, or 100%, due to the sale of Nvest.

INTERNATIONAL SEGMENT

     The following table presents summary consolidated financial information for the International segment for the periods indicated:

                                                            FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                            --------------------    ------------------
                                                             2001         2000      2001         2000
                                                             ----         ----      ----         ----
                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                     $196       $ 173        $373       $ 319
Universal life and investment-type product policy fees          9          11          20          24
Net investment income                                          62          63         126         128
Other revenues                                                  2           2           6           5
Net investment gains                                           27           7          28           8
                                                             ----       -----        ----       -----
    Total revenues                                            296         256         553         484
                                                             ----       -----        ----       -----
EXPENSES
Policyholder benefits and claims                              161         147         305         272
Interest credited to policyholder account balances             10          13          26          28
Policyholder dividends                                          9           8          19          15
Payments to former Canadian policyholders                      --         327          --         327
Other expenses                                                 76          73         143         138
                                                             ----       -----        ----       -----
    Total expenses                                            256         568         493         780
                                                             ----       -----        ----       -----
Income (Loss) before provision for income taxes                40        (312)         60        (296)
Provision for income taxes                                      6           1           6           7
                                                             ----       -----        ----       -----
Net income (loss)                                            $ 34       $(313)       $ 54       $(303)
                                                             ====       =====        ====       =====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 - INTERNATIONAL SEGMENT

      Premiums increased by $23 million, or 13%, to $196 million for the three months ended June 30, 2001 from $173 million for the comparable 2000 period. South Korea's premiums increased by $11 million primarily due to sales growth in protection-type products and continued expansion of the professional sales force. Mexico's premiums rose by $9 million primarily due to increases in the worksite marketing and group life businesses. A $7 million increase in Spain's premiums is due to continued growth in the direct auto business. These increases are partially offset by a decrease in Argentina's premiums of $5 million due to a reduction in life sales as a result of the recession.

     Universal life and investment type-product policy fees decreased by $2 million, or 18%, to $9 million for the three months ended June 30, 2001 from $11 million for the comparable 2000 period. This decline is primarily due to a reduction of fees in Spain resulting from a decrease in assets under management. This is a result of a planned cessation of product lines offered through the joint venture with Banco Santander. Further reduction in fees are anticipated in Spain throughout the year.

     Other revenues are $2 million for both the three months ended June 30, 2001 and 2000.

     Policyholder benefits and claims increased by $14 million, or 10%, to $161 million for the three months ended June 30, 2001 from $147 million for the comparable 2000 period. South Korea's and Mexico's policyholder benefits and claims increased by $5 million and $8 million, respectively, commensurate with the overall premium growth discussed above. Policyholder benefits and claims increased by $4 million in Spain primarily due to higher auto claims associated with the growth in the auto portfolio. These increases are partially offset by minor decreases in several other countries.

     Interest credited to policyholder account balances decreased by $3 million, or 23%, to $10 million for the three months ended June 30, 2001 from $13 million for the comparable 2000 period. This decline is primarily due to a reduction in Spain's assets under management resulting from the planned cessation of product lines offered through the joint venture with Banco Santander.

     Policyholder dividends decreased by $1 million, or 13% to $9 million for the three months ended June 30, 2001 from $8 million for the comparable 2000 period due to minor increases in several countries.

     Payments of $327 million were made during the second quarter of 2000, as part of Metropolitan Life's demutualization, to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Canadian operations in 1998.

     Other expenses increased by $3 million, or 4%, to $76 million for the three months ended June 30, 2001 from $73 million for the comparable 2000 period. This variance is primarily due to costs incurred in connection with the introduction of a private pension product in Argentina.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
- INTERNATIONAL SEGMENT

     Premiums increased by $54 million, or 17%, to $373 million for the six months ended June 30, 2001 from $319 million for the comparable 2000 period. Mexico's premiums grew by $27 million primarily due to increases in the worksite marketing and group life businesses. South Korea's premiums rose by $16 million largely due to increased sales of protection-type products and continued expansion of the professional sales force. An $11 million increase in Spain's premiums is due to continued growth in the direct auto business.

     Universal life and investment type-product policy fees decreased by $4 million, or 17%, to $20 million for the six months ended June 30, 2001 from $24 million for the comparable 2000 period. This decline is primarily due to a reduction of fees in Spain resulting from a decrease in assets under management. This is a result of a planned cessation of product lines offered through the joint venture with Banco Santander. Further reductions in fees are anticipated throughout the year.

     Other revenues increased by $1 million, or 20%, to $6 million for the six months ended June 30, 2001 from $5 million for the comparable 2000 period due to minor increases in several countries.

     Policyholder benefits and claims increased by $33 million, or 12%, to $305 for the six months ended June 30, 2001 from $272 for the comparable 2000 period. Mexico's and South Korea's policyholder benefits and claims grew by $17 million and $8 million, respectively, commensurate with the overall premium growth discussed above. Policyholder benefits and claims in Spain rose by $8 million, primarily due to higher auto claims associated with the growth in the auto portfolio.

     Interest credited to policyholder account balances decreased by $2 million, or 7%, to $26 million for the six months ended June 30, 2001 from $28 million for the comparable 2000 period. South Korea's interest credited declined by $4 million due to a reduction in the crediting rates for interest sensitive products, as a result of the current interest rate environment. Spain's interest credited decreased by $3 million primarily due to reduction in Spain's assets under management resulting from the planned cessation of product lines offered through the joint venture with Banco Santander. These decreases are partially offset by increases in several countries due to continued growth in mature operations.

     Policyholder dividends increased by $4, or 27%, to $19 million for the six months ended June 30, 2001 from $15 million for the comparable 2000 period primarily due to the aforementioned growth in Mexico's worksite marketing and group life businesses.

     Payments of $327 million were made during the second quarter of 2000, as part of Metropolitan Life's demutualization, to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Canadian operations in 1998.

     Other expenses increased by $5 million, or 4%, to $143 million for the six months ended June 30, 2001 from $138 million for the comparable 2000 period. This variance is primarily due to the expansion of business in South Korea and Mexico as well as an increase in costs incurred in connection with the introduction of a private pension product in Argentina. These variances are partially offset by a decrease in Spain resulting from the planned cessation of product lines offered through the joint venture with Banco Santander.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 - CORPORATE & OTHER

    Total revenues, which consist of net investment income, other revenues and net investment losses that are not allocated to other business segments, decreased by $104 million, or 65%, to $55 million for the three months ended June 30, 2001 from $159 million for the comparable 2000 period. This decline is primarily due to a $49 million decrease in net investment income, a $43 million increase in net investment losses and a $12 million decrease in other revenues. The reduction in net investment income is principally the result of sales, in 2000, of underlying assets held in corporate limited partnerships. The increase in net investment losses is primarily attributable to the continuation of the Company's recognition of deteriorating credits through the proactive sale or write-down of certain assets. The decrease in other revenues is due, in part, to the sale of Farmers National Company and NaviSys Incorporated in 2000. This decrease is partially offset by a $15 million experience refund received in connection with a reinsurance agreement. Total expenses decreased by $172 million, or 54%, to $147 million in 2001 from $319 million for the comparable 2000 period. This decline is primarily attributable to a $175 million decrease in expenses associated with the Company's demutualization, which was completed on April 7, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
- CORPORATE & OTHER

    Total revenues, which consist of net investment income, other revenues and net investment losses that are not allocated to other business segments, decreased by $49 million, or 26%, to $142 million for the six months ended June 30, 2001 from $191 million for the comparable 2000 period. This variance is primarily due to a $28 million decrease in net investment income resulting principally from sales, in 2000, of underlying assets held in corporate limited partnerships. In addition, a $6 million increase in net investment losses primarily attributable to the continuation of the Company's recognition of deteriorating credits through the proactive sale or write-down of certain assets, contributed to this variance. The remaining variance is primarily related to intercompany elimination activity. Total expenses decreased by $212 million, or 43%, to $284 million in 2001 from $496 million for the comparable 2000 period. This decline is largely attributable to a $230 million decrease in expenses associated with the Company's demutualization, which was completed on April 7, 2000. This decrease is partially offset by an $18 million increase in expenses associated with shareholder services costs and start-up costs relating to MetLife banking initiatives.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

     The primary uses of liquidity of the Holding Company include the payment of common stock dividends, interest payments on debentures issued to MetLife Capital Trust I and other debt servicing, contributions to subsidiaries, and payment of general operating expenses. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life and the interest received from Metropolitan Life under the capital note described in
Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 2000 included in MetLife, Inc.'s Annual Report on Form 10-K filed with the SEC. In addition, sources of liquidity also include programs for short- and long-term borrowing as needed, arranged through the Holding Company and MetLife Funding, a subsidiary of Metropolitan Life. In addition, on June 12, 2001, the Holding Company filed a shelf registration statement with the SEC which permits the registration and issuance of a combination of debt and equity securities as described more fully therein. See "--The Company -- Financing" below.

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

     The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, capital notes and surplus notes.

     In connection with the contribution of the net proceeds from the initial public offering, the private placements and the offering of equity security units, Metropolitan Life issued to the Holding Company a $1,006 million 8.00% mandatorily convertible capital note due 2005.

     The Superintendent approved the issuance of the capital note on April 4, 2000. If the payment of interest is prevented by application of the payment restrictions described in Note 9 in Notes to Consolidated Financial Statements for the year ended December 31, 2000 included in MetLife, Inc.'s Annual Report on Form 10-K filed with the SEC, the interest on the capital note will not be available as a source of liquidity for the Holding Company.

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

     On March 28, 2001, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program will begin after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase the common stock from the Metropolitan Life Policyholder Trust, in the open market, and in privately negotiated transactions. During the six months ended June 30, 2001, 16,907,844 shares of common stock have been acquired for $513 million.

    On August 8, 2001, the Company announced that it has agreed to purchase 10 million shares of its common stock as part of the sale of 25 million shares of MetLife stock by Santusa Holdings, S.L., an affiliate of Banco Santander Central Hispano, S.A. The sale by Santusa Holdings, S.L. was made pursuant to a shelf registration statement filed by the Company with the SEC on June 12, 2001. Santusa Holdings, S.L. originally acquired the shares in a private placement at the time of MetLife's initial public offering.

     RESTRICTIONS AND LIMITATIONS ON BANK HOLDING COMPANIES AND FINANCIAL HOLDING COMPANIES - CAPITAL. MetLife, Inc. and its insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At June 30, 2001 MetLife, Inc. and its insured depository institution subsidiaries were in compliance with the aforementioned guidelines.

THE COMPANY

     LIQUIDITY SOURCES. The Company's principal cash inflows from its insurance activities come from life insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. The Company seeks to include provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit fund liabilities) sold to employee benefit plan sponsors.

     The Company's principal cash inflows from its investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income. The primary liquidity concerns with respect to these cash inflows are the risks of default by debtors, interest rate and other market volatilities. The Company closely monitors and manages these risks.

     Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. Treasury securities, short-term investments, common stocks and marketable fixed maturity securities. The Company's available portfolio of liquid assets was approximately $104 billion and $101 billion at June 30, 2001 and December 31, 2000, respectively.

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

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases would have a material effect upon the Company's consolidated financial position. Based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 6 of Notes to unaudited interim condensed consolidated financial statements and "Legal Proceedings" In Part II Item 1 herein.

    LEGISLATIVE DEVELOPMENTS. On May 26, 2001, President Bush signed into law the Economic Growth and Taxpayer Relief Reconciliation Act, which includes the repeal of the Federal estate tax over a ten-year period. While it is possible that the repeal of the Federal estate tax could result in reduced sales of some of the Company's estate planning products, including survivorship/second to die life insurance policies, the Company does not expect the repeal to have a material adverse impact on its overall business.

     RISK-BASED CAPITAL ("RBC"). Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At June 30, 2001, Metropolitan Life's and each of its U.S. insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

     The National Association of Insurance Commissioners' ("NAIC") Codification of Statutory Accounting Principles ("Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments, became effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the New York Insurance Department also adopted Codification with certain modifications. The adoption of Codification in accordance with NAIC guidance and Codification as modified by the New York Insurance Department increased Metropolitan Life's statutory capital and surplus by approximately $1.5 billion and $35 million, respectively, on January 1, 2001. Further modifications by state Insurance Departments may impact the effect of Codification on Metropolitan Life's statutory surplus and capital.

     FINANCING. MetLife Funding, Inc. ("MetLife Funding") serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At June 30, 2001 and December 31, 2000, MetLife Funding had a tangible net worth of $10.4 million and $10.3 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life. At June 30, 2001 and December 31, 2000, MetLife Funding had total outstanding liabilities of $1.7 billion and $1.1 billion, respectively, consisting primarily of commercial paper.

     The Company also maintained approximately $2.4 billion and $2.0 billion in committed credit facilities at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, there was approximately $144 million and $98 million, respectively, outstanding under these facilities.

     SUPPORT AGREEMENTS. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("New England"), whereby it is obligated to maintain New England's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England at June 30, 2001 was in excess of the amount that would trigger such an event.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"), whereby Metropolitan Life is obligated to maintain General American's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American at a level not less than 180% of the NAIC Risk-Based Capitalization Model. The capital and surplus of General American at June 30, 2001 was in excess of the required amount.

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

     CONSOLIDATED CASH FLOWS. Net cash provided by operating activities was $2,455 million and $993 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash provided by the Company's operations in 2001 compared with 2000 is primarily due to the timing in the settlement of other receivables and payables. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

    Net cash (used in) provided by investing activities was $(2,278) million and $389 million for the six months ended June 30, 2001 and 2000, respectively. Purchases of investments exceeded sales, maturities and repayments by $2,565 million and $3,924 million in 2001 and 2000, respectively. These net purchases were primarily attributable to the investment of collateral received in connection with the securities lending program, which increased by $408 million and $3,373 million, respectively, and investment of cash flows from operations.

    Net cash provided by financing activities was $1,137 million and $21 million for the six months ended June 30, 2001 and 2000, respectively. Short-term financing increased by $1,027 million in 2001 as compared with a decrease of $2,436 million in 2000. In

2000, the primary sources of cash from financing activities include cash proceeds from the Company's initial public offering and concurrent private placements in April 2000, as well as the issuance of mandatorily convertible securities in connection with the formation of MetLife Capital Trust I. The primary uses of cash in financing activities include cash payments in 2000 to eligible policyholders in connection with the demutualization and the pay-down of short-term debt. Deposits to policyholders' account balances exceeded withdrawals by $738 million and $133 million for the six months ended June 30, 2001 and 2000, respectively.

EFFECTS OF INFLATION

      The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

      During 2001, the Company adopted the following accounting standards: (i) Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, (ii) SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB No. 125, and (iii) Emerging Issues Task Force Issue No. 99-20 Recognition of Interest Income and Impairment of certain Investments. Adoption of these standards did not have a material impact on the Company's unaudited interim condensed consolidated results of operations.

      On July 1, 2001, the Company will adopt SFAS No. 141, Business Combinations ("SFAS 141") and Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). On January 1, 2002, the Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS No. 141 will be applied to any acquisition after June 30, 2001. Adoption of SAB 102 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements. The Company has not yet determined the effect, if any, of applying the new impairment guidance to goodwill and intangible assets that will be required upon adoption of SFAS 142.

INVESTMENTS

      The Company had total cash and invested assets at June 30, 2001 of $164.4 billion. In addition, the Company had $65.3 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

The following table summarizes the Company's cash and invested assets at June 30, 2001 and December 31, 2000:

                                                                           AT JUNE 30,               AT DECEMBER 31,
                                                                              2001                        2000
                                                                      ----------------------    ------------------------
                                                                        CARRYING       % OF      CARRYING       % OF
                                                                        VALUE          TOTAL      VALUE          TOTAL
                                                                      ----------    --------    --------        -------
                                                                                      (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value                    $115,488          70.3%    $112,979          70.7%
Mortgage loans on real estate                                           22,561          13.7       21,951          13.7
Policy loans                                                             8,122           4.9        8,158           5.1
Equity real estate and real estate joint ventures                        5,420           3.3        5,504           3.4
Cash and cash equivalents                                                4,748           2.9        3,434           2.1
Equity securities and other limited partnership interests                3,784           2.3        3,845           2.4
Other invested assets                                                    3,427           2.1        2,821           1.8
Short-term investments                                                     827           0.5        1,269           0.8
                                                                      --------         -----     --------         -----
    Total cash and invested assets                                    $164,377         100.0%    $159,961         100.0%
                                                                      ========         =====     ========         =====

INVESTMENT RESULTS

     The annualized yields on general account cash and invested assets, excluding net investment gains and losses, were 7.5% for both the three months ended June 30, 2001 and 2000, and 7.6% and 7.4%, for the six months ended June 30, 2001 and 2000, respectively.

     The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and six months ended June 30, 2001 and 2000:

                                            AT OR FOR THE THREE MONTHS ENDED JUNE 30,     AT OR FOR THE SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------   ------------------------------------------
                                                 2001                    2000                   2001                  2000
                                         ------------------     ------------------      ------------------     -------------------
                                         YIELD (1)   AMOUNT      YIELD (1)   AMOUNT      YIELD (1)  AMOUNT      YIELD (1)  AMOUNT
                                         ---------   ------      ---------   ------      ---------  ------      ---------  ------
                                                                      (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                          7.89%    $  2,165       7.61%    $  2,083       7.77%   $  4,282      7.59%    $  4,122
Net investment losses                                   (189)                    (75)                  (340)                  (244)
                                                    --------                --------               --------               --------
    Total                                           $  1,976                $  2,008               $  3,942               $  3,878
                                                    --------                --------               --------               --------
Ending assets                                       $115,488                $107,579               $115,488               $107,579
                                                    --------                --------               --------               --------
MORTGAGE LOANS: (3)
Investment income                          8.75%    $    488       7.80%    $    415       8.32%   $    923      7.81%     $   834
Net investment gains (losses)                             (7)                      4                     (5)                     6
                                                    --------                --------               --------               --------
    Total                                           $    481                $    419               $    918               $    840
                                                    --------                --------               --------               --------
Ending assets                                       $ 22,561                $ 21,431               $ 22,561               $ 21,431
                                                    --------                --------               --------               --------
EQUITY REAL ESTATE AND REAL ESTATE
  JOINT VENTURES: (4)
Investment income, net of expenses        11.54%    $    157      11.71%    $    167      11.65%   $    318     11.23%    $    322
Net investment gains                                      19                      14                     24                     27
                                                    --------                --------               --------               --------
    Total                                           $    176                $    181               $    342               $    349
                                                    --------                --------               --------               --------
Ending assets                                       $  5,420                $  5,619               $  5,420               $  5,619
                                                    --------                --------               --------               --------
POLICY LOANS:
Investment income                          6.65%    $    135       6.43%    $    127       6.60%   $    269      6.37%    $    252
                                                    --------                --------               --------               --------
Ending assets                                       $  8,122                $  7,955               $  8,122               $  7,955
                                                    --------                --------               --------               --------
EQUITY SECURITIES AND OTHER LIMITED
  PARTNERSHIP INTERESTS:
Investment income (loss)                  (1.36%)   $    (13)     10.95%    $    101       2.91%   $     54      7.27%    $    130
Net investment gains (losses)                             26                       4                    (73)                    76
                                                    --------                --------               --------               --------
    Total                                           $     13                $    105               $    (19)              $    206
                                                    --------                --------               --------               --------
Ending assets                                       $  3,784                $  3,716               $  3,784               $  3,716
                                                    --------                --------               --------               --------
CASH, CASH EQUIVALENTS AND
 SHORT-TERM INVESTMENTS:
Investment income                          5.26%    $     65       6.17%    $     73       5.62%   $    137      5.05%    $    135
Net investment losses                                     (5)                     --                     (5)                    (2)
                                                    --------                --------               --------               --------
    Total                                           $     60                $     73               $    132               $    133
                                                    --------                --------               --------               --------
Ending assets                                       $  5,575                $  5,681               $  5,575               $  5,681
                                                    --------                --------               --------               --------
OTHER INVESTED ASSETS:
Investment income                          4.62%    $     41       4.23%    $     27       6.56%   $    108      4.14%    $     51
Net investment gains (losses)                            (29)                     --                     39                    (47)
                                                    --------                --------               --------               --------
    Total                                           $     12                $     27               $    147               $      4
                                                    --------                --------               --------               --------
Ending assets                                       $  3,427                $  2,550               $  3,427               $  2,550
                                                    --------                --------               --------               --------
TOTAL INVESTMENTS:
Investment income before expenses          7.69%    $  3,038       7.71%    $  2,993       7.71%   $  6,091      7.56%    $  5,846
  and fees
Investment expenses and fees              (0.15%)        (55)     (0.19%)        (69)     (0.15%)      (111)    (0.19%)       (138)
                                          ------    --------      ------    --------      ------   --------     ------    --------
Net investment income                      7.54%    $  2,983       7.52%    $  2,924       7.56%   $  5,980      7.37%    $  5,708
Net investment losses                                   (185)                    (53)                  (360)                  (184)
Adjustments to investment gains                           49                      (2)                    79                     17
  (losses) (5)                                      --------                --------               --------               --------
    Total                                           $  2,847                $  2,869               $  5,699               $  5,541
                                                    ========                ========               ========               ========



(1) Yields are based on quarterly average asset carrying values for the three months and six months ended June 30, 2001 and 2000, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity-linked notes of $1,180 million and $773 million at June 30, 2001 and 2000, respectively, which include an equity component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3)   Investment income from mortgage loans includes prepayment fees.

(4) Equity real estate and real estate joint venture income is shown net of depreciation of $54 million and $55 million for the three months ended June 30, 2001 and 2000, respectively, and $108 million and $110 million for the six months ended June 30, 2001 and 2000, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs, charges and credits to participating contracts, and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 70.3% and 70.7% of total cash and invested assets at June 30, 2001 and December 31, 2000, respectively.

     Based on estimated fair value, public fixed maturities and private fixed maturities comprised 83.8% and 16.2%, respectively, of total fixed maturities at June 30, 2001 and 83.6% and 16.4%, respectively, at December 31, 2000. The Company invests in privately placed fixed maturities to enhance the overall value of its portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated "Baa3" or higher by Moody's Investors Service ("Moody's"), or rated "BBB-" or higher by Standard & Poor's ("S&P")) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

     The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at June 30, 2001 and December 31, 2000, as well as the percentage, based on estimated fair value, that each designation comprises:

                                                 AT JUNE 30, 2001                 AT DECEMBER 31, 2000
                                       ---------------------------------     -------------------------------
                                                     ESTIMATED                            ESTIMATED
 NAIC           RATING AGENCY            AMORTIZED     FAIR       % OF        AMORTIZED     FAIR      % OF
RATING     EQUIVALENT DESIGNATION          COST       VALUE       TOTAL         COST        VALUE     TOTAL
---------  -----------------------     -----------  -----------  ------      ---------    ---------   ------
                                                                (DOLLARS IN MILLIONS)
1          Aaa/Aa/A                    $   73,408   $  75,649     65.5%      $  72,170    $  74,389    65.9%
2          Baa                             28,886      29,290     25.4          28,470       28,405    25.1
3          Ba                               5,670       5,557      4.8           5,935        5,650     5.0
4          B                                3,939       3,793      3.3           3,964        3,758     3.3
5          Caa and lower                      323         240      0.2             123           95     0.1
6          In or near default                 199         212      0.2             319          361     0.3
                                       ----------  ----------    -----       ---------    ---------   -----
           Subtotal                       112,425     114,741     99.4         110,981      112,658    99.7
           Redeemable preferred stock         738         747      0.6             321          321     0.3
                                       ----------  ----------    -----       ---------    ---------   -----
           Total fixed maturities      $  113,163  $  115,488    100.0%      $ 111,302    $ 112,979   100.0%
                                       ==========  ==========    =====       =========    =========   =====


     Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 90.9% and 91.0% of total fixed maturities in the general account at June 30, 2001 and December 31, 2000, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at June 30, 2001 and December 31, 2000:

                                                            AT JUNE 30, 2001           AT DECEMBER 31, 2000
                                                        ------------------------     -------------------------
                                                                       ESTIMATED                     ESTIMATED
                                                        AMORTIZED        FAIR        AMORTIZED         FAIR
                                                           COST         VALUE          COST           VALUE
                                                        --------       --------       --------       --------
                                                                        (DOLLARS IN MILLIONS)
Due in one year or less                                 $  3,632       $  3,658       $  3,465       $  3,460
Due after one year through five years                     20,490         21,017         21,041         21,275
Due after five years through ten years                    23,497         23,757         23,872         23,948
Due after ten years                                       29,877         31,043         29,564         30,402
                                                        --------       --------       --------       --------
    Subtotal                                              77,496         79,475         77,942         79,085
Mortgage-backed and other asset-backed securities         34,929         35,266         33,039         33,573
                                                        --------       --------       --------       --------
    Subtotal                                             112,425        114,741        110,981        112,658
Redeemable preferred stock                                   738            747            321            321
                                                        --------       --------       --------       --------
Total fixed maturities                                  $113,163       $115,488       $111,302       $112,979
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

The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at June 30, 2001 and December 31, 2000:


                               AT JUNE 30, 2001            AT DECEMBER 31, 2000
                             -------------------          ---------------------
                             ESTIMATED     % OF           ESTIMATED       % OF
                             FAIR VALUE    TOTAL          FAIR VALUE      TOTAL
                             ----------    -----          ----------      -----
                                          (DOLLARS IN MILLIONS)
Performing                   $114,847      99.5%          $112,371        99.5%
Problem                           278       0.2                163         0.1
Potential Problem                 345       0.3                364         0.3
Restructured                       18       0.0                 81         0.1
                             --------     -----           --------       -----
    Total                    $115,488     100.0%          $112,979       100.0%
                             ========     =====           ========       =====

     The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to fair value fixed maturities that it deems to be other than temporarily impaired. The Company records write-downs as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $177 million and $35 million for the six months ended June 30, 2001 and 2000, respectively.

     FIXED MATURITIES BY SECTOR. The Company diversifies its fixed maturities by security sector. The following table sets forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at June 30, 2001 and December 31, 2000:

                                       AT JUNE 30, 2001          AT DECEMBER 31, 2000
                                    ----------------------      -----------------------
                                   ESTIMATED         % OF       ESTIMATED        % OF
                                   FAIR VALUE        TOTAL      FAIR VALUE       TOTAL
                                   ----------        -----      ----------       -----
                                                    (DOLLARS IN MILLIONS)
U.S. treasuries/agencies            $  9,390           8.1%     $  9,634           8.5%
Corporate securities                  61,965          53.7        56,553          50.1
Foreign government securities          4,979           4.3         5,341           4.7
Mortgage-backed securities            27,263          23.6        25,726          22.8
Asset-backed securities                8,003           6.9         7,847           6.9
Other fixed income assets              3,888           3.4         7,878           7.0
                                    --------         -----      --------         -----
    Total                           $115,488         100.0%     $112,979         100.0%
                                    ========         =====      ========         =====

CORPORATE FIXED MATURITIES. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:


                             AT JUNE 30, 2001               AT DECEMBER 31, 2000
                         --------------------------      -------------------------
                         ESTIMATED            % OF        ESTIMATED          % OF
                         FAIR VALUE           TOTAL       FAIR VALUE         TOTAL
                         ----------           -----       ----------         -----
                                                 (DOLLARS IN MILLIONS)
Industrial                 $27,164            43.9%       $27,199            48.1%
Utility                      7,178            11.6          7,011            12.4
Finance                     13,969            22.5         12,722            22.5
Yankee/Foreign (1)          12,883            20.8          9,291            16.4
Other                          771             1.2            330             0.6
                           -------           -----        -------           -----
    Total                  $61,965           100.0%       $56,553           100.0%
                           =======           =====        =======           =====

(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no significant exposure to any single issuer. At June 30, 2001, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,116 million, which was less than 5% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at June 30, 2001 was $489 million, which was less than 1% of its total invested assets at such date.

     At June 30, 2001, investments of $6,055 million, or 47.0% of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     MORTGAGE-BACKED SECURITIES. The following table shows the types of mortgage-backed securities the Company held at June 30, 2001 and December 31, 2000:

                                                 AT JUNE 30, 2001             AT DECEMBER 31, 2000
                                            --------------------------     -------------------------
                                            ESTIMATED            % OF      ESTIMATED           % OF
                                            FAIR VALUE           TOTAL     FAIR VALUE          TOTAL
                                            ----------           -----     ----------          -----
                                                                (DOLLARS IN MILLIONS)
Pass-through securities                       $11,229            41.2%       $10,610            41.3%
Collateralized mortgage obligations            10,908            40.0          9,866            38.3
Commercial mortgage-backed securities           5,126            18.8          5,250            20.4
                                              -------           ----         -------           -----
    Total                                     $27,263           100.0%       $25,726           100.0%
                                              =======           =====        =======           =====


     At June 30, 2001, pass-through and collateralized mortgage obligations totaled $22,137 million, or 81.2% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At June 30, 2001, approximately $2,744 million, or 53.5% of the commercial mortgage-backed securities, and $21,265 million, or 96.1% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

     The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

     ASSET-BACKED SECURITIES. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. At June 30, 2001, approximately $3,303 million, or 41.3%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P.

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

MORTGAGE LOANS

     The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.7% of the Company's total cash and invested assets at both June 30, 2001 and December 31, 2000, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by type at June 30, 2001 and December 31, 2000:

                        AT JUNE 30, 2001              AT DECEMBER 31, 2000
                     ------------------------      ------------------------
                     CARRYING           % OF        CARRYING          % OF
                      VALUE             TOTAL        VALUE            TOTAL
                      -----             -----        -----            -----
                                      (DOLLARS IN MILLIONS)
Commercial           $17,373            77.0%       $16,869            76.8%
Agricultural           5,051            22.4          4,973            22.7
Residential              137             0.6            109             0.5
                     -------           -----        -------           -----
    Total            $22,561           100.0%       $21,951           100.0%
                     =======           =====        =======           =====

     COMMERCIAL MORTGAGE LOANS. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at June 30, 2001 and December 31, 2000:

                              AT JUNE 30, 2001          AT DECEMBER 31, 2000
                          -----------------------      -----------------------
                           CARRYING         % OF       CARRYING          % OF
                            VALUE           TOTAL       VALUE            TOTAL
                            -----           -----       -----            -----
                                        (DOLLARS IN MILLIONS)
REGION
South Atlantic            $ 4,658           26.8%      $ 4,542           26.9%
Pacific                     3,277           18.9         3,111           18.4
Middle Atlantic             3,257           18.8         2,968           17.6
East North Central          1,926           11.1         1,822           10.8
West South Central          1,026            5.9         1,169            6.9
New England                 1,156            6.7         1,157            6.9
Mountain                      784            4.5           753            4.5
West North Central            683            3.9           740            4.4
International                 442            2.5           433            2.6
East South Central            164            0.9           174            1.0
                          -------          -----       -------          -----
    Total                 $17,373          100.0%      $16,869          100.0%
                          =======          =====       =======          =====


PROPERTY TYPE
Office                    $ 7,943           45.7%      $ 7,577           44.9%
Retail                      4,103           23.6         4,148           24.6
Apartments                  2,556           14.7         2,585           15.3
Industrial                  1,680            9.7         1,414            8.4
Hotel                         863            5.0           865            5.1
Other                         228            1.3           280            1.7
                          -------          -----       -------          -----
    Total                 $17,373          100.0%      $16,869          100.0%
                          =======          =====       =======          =====

         The following table presents the scheduled maturities for the Company's commercial mortgage loans at June 30, 2001 and December 31, 2000:

                                                          AT JUNE 30, 2001                  AT DECEMBER 31, 2000
                                                          ----------------                  --------------------
                                                    CARRYING             % OF            CARRYING             % OF
                                                     VALUE               TOTAL            VALUE               TOTAL
                                                     -----               -----            -----               -----
                                                                          (DOLLARS IN MILLIONS)
Due in one year or less                             $   684                3.9%          $   644                3.8%
Due after one year through two years                    935                5.4               934                5.5
Due after two years through three years               1,321                7.6               830                4.9
Due after three years through four years                734                4.2             1,551                9.2
Due after four years through five years               2,775               16.0             1,654                9.8
Due after five years                                 10,924               62.9            11,256               66.8
                                                    -------            -------           -------            -------
        Total                                       $17,373              100.0%          $16,869              100.0%
                                                    =======            =======           =======            =======

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

         The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at June 30, 2001 and December 31, 2000:

                                                AT JUNE 30, 2001                                   AT DECEMBER 31, 2000
                             --------------------------------------------------   --------------------------------------------------
                                                                        % OF                                                 % OF
                             AMORTIZED         % OF       VALUATION   AMORTIZED   AMORTIZED         % OF      VALUATION    AMORTIZED
                              COST (1)         TOTAL      ALLOWANCE      COST      COST (1)         TOTAL     ALLOWANCE       COST
                              --------         -----      ---------      ----      --------         -----     ---------       ----
                                                                      (DOLLARS IN MILLIONS)
Performing                    $16,793           96.3%      $    15        0.1%     $16,169           95.5%      $    15        0.1%
Restructured                      625            3.6            45        7.2%         646            3.8            47        7.3%
Delinquent or under
   foreclosure                      7            0.0             4       57.1%          24            0.1             4       16.7%
Potentially delinquent             14            0.1             2       14.3%         106            0.6            10        9.4%
                              -------        -------       -------                 -------        -------       -------
   Total                      $17,439          100.0%      $    66        0.4%     $16,945          100.0%      $    76        0.4%
                              =======        =======       =======                 =======        =======       =======

(1) Amortized cost is equal to carrying value before valuation allowances.

         The following table presents the changes in valuation allowances for commercial mortgage loans for the six months ended June 30, 2001:

                                                             SIX MONTHS ENDED
                                                               JUNE 30, 2001
                                                               -------------
                                                           (DOLLARS IN MILLIONS)
Balance, beginning of period                                      $ 76
Additions                                                            2
Deductions for writedowns and dispositions                         (12)
                                                                  ----
Balance, end of period                                            $ 66
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

         Approximately 59.3% of the $5,051 million of agricultural mortgage loans outstanding at June 30, 2001 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

         The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at June 30, 2001 and December 31, 2000:

                                              AT JUNE 30, 2001                                   AT DECEMBER 31, 2000
                            --------------------------------------------------   ------------------------------------------------
                                                                       % OF                                              % OF
                            AMORTIZED        % OF        VALUATION   AMORTIZED   AMORTIZED       % OF       VALUATION   AMORTIZED
                             COST (1)        TOTAL       ALLOWANCE     COST       COST (1)       TOTAL      ALLOWANCE     COST
                             --------        -----       ---------     ----      --------        -----      ---------     ----
                                                                     (DOLLARS IN MILLIONS)
Performing                    $4,794          94.6%       $   --        0.0%       $4,771         95.7%       $    1      0.0%
Restructured                     142           2.8            --        0.0%          172          3.5             2      1.2%
Delinquent or under
 foreclosure                     126           2.5            14       11.1%           24          0.5             4     16.7%
Potentially delinquent             3           0.1            --        0.0%           13          0.3            --      0.0%
                              ------         -----        ------                   ------        -----        ------
 Total                        $5,065         100.0%       $   14        0.3%       $4,980        100.0%       $    7      0.1%
                              ======         =====        ======                   ======        =====        ======

(1) Amortized cost is equal to carrying value before valuation allowances.

         The following table presents the changes in valuation allowances for agricultural mortgage loans for the six months ended June 30, 2001:

                                                          SIX MONTHS ENDED
                                                           JUNE 30, 2001
                                                           -------------
                                                       (DOLLARS IN MILLIONS)
Balance, beginning of period                                  $  7
Additions                                                       12
Deductions for writedowns and dispositions                      (5)
                                                              ----
Balance, end of period                                        $ 14
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

EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

         The Company's equity real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At June 30, 2001 and December 31, 2000, the carrying value of the Company's equity real estate and real estate joint ventures was $5,420 million and $5,504 million, respectively, or 3.3% and 3.4%, respectively, of total cash and invested assets. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in real estate joint ventures net of impairments and valuation allowances. These holdings consist of equity real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate and real estate joint ventures at June 30, 2001 and December 31, 2000:

                                       AT JUNE 30, 2001              AT DECEMBER 31, 2000
                                       ----------------              --------------------
                                   CARRYING           % OF         CARRYING           % OF
TYPE                                VALUE             TOTAL          VALUE            TOTAL
----                                -----             -----          -----            -----
                                                      (DOLLARS IN MILLIONS)
Equity real estate                  $4,997            92.2%         $5,069            92.1%
Real estate joint ventures             349             6.4             369             6.7
                                    ------           -----          ------           -----
  Subtotal                           5,346            98.6           5,438            98.8
Foreclosed real estate                  74             1.4              66             1.2
                                    ------           -----          ------           -----
  Total                             $5,420           100.0%         $5,504           100.0%
                                    ======           =====          ======           =====

         Office properties representing 67.5% and 66.1% of the Company's equity real estate and real estate joint venture holdings at June 30, 2001 and December 31, 2000, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 92% and 94% at June 30, 2001 and December 31, 2000, respectively.

         The Company classifies equity real estate and real estate joint ventures as held-for-investment or held-for-sale. The carrying value of equity real estate and real estate joint ventures held-for-investment was $5,256 million and $5,223 million at June 30, 2001 and December 31, 2000, respectively. The carrying value of equity real estate and real estate joint ventures held-for-sale was $164 million and $281 million at June 30, 2001 and December 31, 2000, respectively.

         Ongoing management of these investments includes quarterly appraisals, as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy. In addition to individual property reviews, the Company employs an overall strategy of selective dispositions and acquisitions as market opportunities arise.

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

         The Company's carrying value of equity real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $164 million and $281 million at June 30, 2001 and December 31, 2000, respectively, are net of impairments of $93 million and $97 million, respectively, and net of valuation allowances of $35 million and $39 million, respectively.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

         The Company's carrying value of equity securities, which primarily consists of investments in common stocks, was $2,140 million and $2,193 million at June 30, 2001 and December 31, 2000, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas was $1,644 million and $1,652 million at June 30, 2001 and December 31, 2000, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.3% and 1.4% of cash and invested assets at June 30, 2001 and December 31, 2000, respectively.

         Equity securities include, at June 30, 2001 and December 31, 2000, $326 million and $577 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by Federal and state securities laws and illiquid trading markets.

         At June 30, 2001 and December 31, 2000 approximately $247 million and $313 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $195 million and $257 million, respectively, primarily through the use of exchangeable securities. During the three months ended June 30, 2001, two exchangeable subordinated debt securities matured, resulting in a gross realized gain of $44 million on the equity exchanged in satisfaction of the note. The remaining exchangeable debt security issued by the Company matures in 2002 and the Company may repurchase it earlier at its discretion.

         The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,361 million and $1,311 million at June 30, 2001 and December 31, 2000, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

PROBLEM AND POTENTIAL PROBLEM EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS. The Company monitors its equity securities and other limited partnership interests on a continual basis. Through this monitoring process, the Company identifies investments that management considers to be problems or potential problems.

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

         Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to fair value. Write-downs are recorded as investment losses and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. For the six months ended June 30, 2001 and 2000, such write-downs were $97 million and $3 million, respectively.

OTHER INVESTED ASSETS

         The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $2.4 billion and $2.3 billion at June 30, 2001 and December 31, 2000, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms. The Company's other invested assets represented 2.1% and 1.8% of cash and invested assets at June 30, 2001 and December 31, 2000, respectively.

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

         For the three months and six months ended June 30, 2001, the Company recognized net investment losses of $23 million and net investment gains of $45 million, respectively, relating to derivatives. The amounts recognized relate primarily to non-speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. The amounts relating to the ineffective portion of cash flow and fair value hedges were immaterial. The amounts relating to the effective portion of fair value hedges and the amounts relating to the changes in fair value attributable to the hedged portion of the underlying instruments were immaterial.

         For the three months and six months ended June 30, 2001, respectively, the Company recognized other comprehensive losses of $15 million and other comprehensive income of $38 million relating to the effective portion of cash flow hedges. For the three months and six months ended June 30, 2001, $3 million and $5 million of other comprehensive income, related to hedged items, was reclassified into net investment income, respectively.

         The Company held the following positions in derivative financial instruments at June 30, 2001 and December 31, 2000:

                                                  AT JUNE 30, 2001                                  AT DECEMBER 31, 2000
                                  -----------------------------------------------    -----------------------------------------------
                                                               CURRENT MARKET                                      CURRENT MARKET
                                                                OR FAIR VALUE                                      OR FAIR VALUE
                                 CARRYING      NOTIONAL      --------------------  CARRYING       NOTIONAL      --------------------
                                  VALUE         AMOUNT       ASSETS   LIABILITIES    VALUE         AMOUNT       ASSETS   LIABILITIES
                                  -----         ------       ------   -----------    -----         ------       ------   -----------
                                                                        (DOLLARS IN MILLIONS)
Financial futures                 $   6         $  254        $  6        $--        $ 23         $   254        $ 23        $--
Interest rate swaps                  29            872          32          4          41           1,549          49          1
Floors                                3            325           3         --          --             325           3         --
Caps                                  1          6,390           1         --          --           9,950          --         --
Foreign currency swaps              153          1,720         194         41          (1)          1,469         267         85
Exchange traded options              --              9          --         --           1              10          --          1
Foreign currency forwards            (2)            70          --          2          --              --          --         --
Written covered calls                --             40          --         --          --              --          --         --
                                  -----         ------        ----        ---        ----         -------        ----        ---
  Total contractual commitments   $ 190         $9,680        $236        $47        $ 64         $13,557        $342        $87
                                  =====         ======        ====        ===        ====         =======        ====        ===

SECURITIES LENDING

         Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at June 30, 2001 and December 31, 2000 had estimated fair values of $12,854 million and $12,289 million, respectively.

SEPARATE ACCOUNT ASSETS

         The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client comingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to claims of the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the New York Insurance Department. The Company monitors these requirements at least monthly and, in addition, performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders, and, accordingly, the Company does not reflect them in its unaudited interim condensed consolidated statements of operations and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, such as derivative instruments. There have been no material changes in market risk exposures from December 31, 2000, a description of which may be found in MetLife's Annual Report on Form 10-K filed with the SEC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The following should be read in conjunction with Note 6 to unaudited interim condensed consolidated financial statements in Part I of this Report ("Note 6").

         The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure can be uncertain due to the limitations of available data and the difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 54,500 asbestos-related claims in 2000. During the first six months of 2001, Metropolitan Life received approximately 34,600 asbestos-related claims. Metropolitan Life is studying its recent claims experience and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on its previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded in its financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

         As reported in MetLife, Inc.'s Annual Report on Form 10-K, several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. Metropolitan Life has moved to dismiss these consolidated cases on a variety of grounds. In addition, there remains a separate purported class action in New York state court in New York County that Metropolitan Life also has moved to dismiss. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. Further, the Article 78 proceeding in New York previously disclosed is also being held in abeyance by the plaintiffs. Metropolitan Life has moved to dismiss, on a variety of grounds, another purported class action pending in the Supreme Court of the State of New York for New York County brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. Metropolitan Life's motion to dismiss these three cases was denied on July 23, 2001. A purported class action was also filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and MetLife, Inc. for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. On July 9, 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. Plaintiffs have since noticed an appeal to the United States Court of Appeals for the Second Circuit. Metropolitan Life, MetLife, Inc. and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

         As previously reported by MetLife, Inc., three lawsuits were filed against Metropolitan Life in 2000 in the United States District Courts for the Southern District of New York, for the Eastern District of Louisiana, and for the District of Kansas alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies sold by Metropolitan Life decades ago. Metropolitan Life successfully transferred the Louisiana and Kansas actions to the Southern District of New York where the three cases have been consolidated. A fourth case, originally filed in the United States District Court for the Southern District of Illinois in 2001, also has been transferred to the Southern District of New York. The plaintiffs in these actions seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Discovery has been underway since late 2000. At the outset of discovery, Metropolitan Life moved for summary judgment on statute of limitations grounds. On June 27, 2001, the District Court denied that motion, citing, among other things, ongoing discovery on relevant subjects. The ruling does not prevent Metropolitan Life from continuing to pursue a statute of limitations defense. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders who were purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion, but no hearing date has yet been set. These cases are scheduled for trial in January 2002. Metropolitan Life believes it has meritorious defenses and is contesting vigorously plaintiffs' claims.

         Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's unaudited interim condensed consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

         It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K

         During the three months ended June 30, 2001, the following current report was filed on Form 8-K:

1. Current Report on Form 8-K filed May 8, 2001 attaching press release dated May 8, 2001 announcing MetLife's first quarter 2001 results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        METLIFE, INC.

                                        By: /s/ Virginia M. Wilson
                                            ------------------------------------
                                            Virginia M. Wilson
                                            Senior Vice-President and Controller
                                            (Authorized signatory and
                                            principal accounting officer)

Date:  August 14, 2001

                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER                            EXHIBIT NAME                            NUMBER