Form 10-Q/A
period 2001-06-30
METLIFE INC
filed 2001-08-16
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

                                TABLE OF CONTENTS
                                                                      PAGE



   PART II - OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         3

This Form 10-Q/A is being filed for the purpose of amending Part II to include
Item 4, Submission of Matters to a Vote of Security Holders, as follows:

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders on April 24, 2001, the stockholders elected five Class II directors each for a term expiring at the Company's 2004 annual meeting. The voting results are as follows:

                                    VOTES FOR                 VOTES WITHHELD
                                    ---------                 --------------
Curtis H. Barnette                  705,661,228                3,363,861

John C. Danforth                    705,638,534                3,386,555

Burton A. Dole, Jr.                 705,665,230                3,359,859

Harry P. Kamen                      689,397,512               19,627,577

Charles M. Leighton                 705,640,103                3,384,986




As previously disclosed, the directors whose terms continued and the years their terms expire are as follows:

CLASS III DIRECTORS - TERM EXPIRES IN 2002 (1)
----------------------------------------------
James R. Houghton
Helene L. Kaplan
Stewart G. Nagler
William C. Steere, Jr.
Joan Ganz Cooney

CLASS I DIRECTORS - TERM EXPIRES IN 2003
----------------------------------------
Robert H. Benmosche
Gerald Clark
John J. Phelan, Jr.
Hugh B. Price
Ruth J. Simmons (2)

The stockholders also ratified the appointment of Deloitte and Touche LLP as the Company's independent auditors for 2001. The voting results are as follows:

FOR                        AGAINST                   ABSTAIN
---                        -------                   -------

705,957,638               1,226,339                 1,841,112

--------
(1) Allen E. Murray was reappointed as a Class III director effective July 26, 2001.
(2) Retired from the Board of Directors effective August 1, 2001.

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

DATE:  AUGUST 16, 2001