Form 10-Q
period 2001-09-30
METLIFE INC
filed 2001-11-13
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

YES [X]     NO [ ]

At November 9, 2001, 724,773,897 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                            TABLE OF CONTENTS

                                                                                              PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Interim Condensed Consolidated Balance Sheets at September 30, 2001
          (Unaudited) and December 31, 2000                                                     3

          Unaudited Interim Condensed Consolidated Statements of Income for the
          three months and nine months ended September 30, 2001 and 2000                        4

          Unaudited Interim Condensed Consolidated Statement of Stockholders'
          Equity for the nine months ended September 30, 2001                                   5

          Unaudited Interim Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2001 and 2000                                     6

          Notes to Unaudited Interim Condensed Consolidated Financial Statements                7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                             22

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        63

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                                 63

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                         64

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  65


NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse litigation or arbitration results; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's and its affiliates' claims paying ability or financial strength ratings; (x) changes in rating agency policies or practices;
(xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xiii) other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)

                                                                                                    2001                  2000
                                                                                                 ---------             ---------
ASSETS
Investments:
      Fixed maturities available-for-sale, at fair value                                         $ 117,145             $ 112,979
      Equity securities, at fair value                                                               3,036                 2,193
      Mortgage loans on real estate                                                                 22,920                21,951
      Real estate and real estate joint ventures                                                     5,476                 5,504
      Policy loans                                                                                   8,163                 8,158
      Other limited partnership interests                                                            1,625                 1,652
      Short-term investments                                                                         1,012                 1,269
      Other invested assets                                                                          3,250                 2,821
                                                                                                 ---------             ---------
            Total investments                                                                      162,627               156,527

Cash and cash equivalents                                                                            4,445                 3,434
Accrued investment income                                                                            2,106                 2,050
Premiums and other receivables                                                                       8,063                 8,343
Deferred policy acquisition costs                                                                   10,724                10,618
Other assets                                                                                         4,310                 3,796
Separate account assets                                                                             59,620                70,250
                                                                                                 ---------             ---------
            Total assets                                                                         $ 251,895             $ 255,018
                                                                                                 =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Future policy benefits                                                                     $  83,650             $  81,974
      Policyholder account balances                                                                 57,199                54,309
      Other policyholder funds                                                                       5,700                 5,705
      Policyholder dividends payable                                                                 1,219                 1,082
      Policyholder dividend obligation                                                                 973                   385
      Short-term debt                                                                                  701                 1,094
      Long-term debt                                                                                 2,352                 2,426
      Current income taxes payable                                                                     256                   112
      Deferred income taxes payable                                                                  1,688                   752
      Payables under securities loaned transactions                                                 13,123                12,301
      Other liabilities                                                                              7,390                 7,149
      Separate account liabilities                                                                  59,620                70,250
                                                                                                 ---------             ---------
            Total liabilities                                                                      233,871               237,539
                                                                                                 ---------             ---------

Commitments and contingencies (Note 7)


Company-obligated mandatorily redeemable securities of subsidiary trusts                             1,096                 1,090
                                                                                                 ---------             ---------

Stockholders' Equity:
      Preferred stock, par value $0.01 per share; 200,000,000 shares authorized;
            none issued                                                                                 --                    --
      Series A junior participating preferred stock                                                     --                    --
      Common stock, par value $0.01 per share; 3,000,000,000 shares authorized;
            786,766,664 shares issued at September 30, 2001 and December 31,
            2000; 725,854,654 shares outstanding at September 30, 2001 and
            760,681,913 shares outstanding at December 31, 2000                                          8                     8
      Additional paid-in capital                                                                    14,926                14,926
      Retained earnings                                                                              1,790                 1,021
      Treasury stock, at cost; 60,912,010 shares at September 30, 2001 and 26,084,751
            shares at December 31, 2000                                                             (1,630)                 (613)
      Accumulated other comprehensive income                                                         1,834                 1,047
                                                                                                 ---------             ---------
            Total stockholders' equity                                                              16,928                16,389
                                                                                                 ---------             ---------
            Total liabilities and stockholders' equity                                           $ 251,895             $ 255,018
                                                                                                 =========             =========


                   SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                      THREE MONTHS               NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                                  ---------------------     ---------------------
                                                                                    2001         2000         2001         2000
                                                                                  --------     --------     --------     --------
REVENUES
Premiums                                                                          $  4,282     $  3,969     $ 12,634     $ 11,946
Universal life and investment-type product policy fees                                 466          450        1,413        1,367
Net investment income                                                                2,975        2,945        8,955        8,653
Other revenues                                                                         346          581        1,130        1,762
Net investment losses (net of amounts allocable to other
     accounts of $28, $25, $107 and $42, respectively)                                 (99)        (273)        (380)        (440)
                                                                                  --------     --------     --------     --------
       Total revenues                                                                7,970        7,672       23,752       23,288
                                                                                  --------     --------     --------     --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
     related to net investment losses of $29, $23, $92 and $24, respectively)        4,723        4,133       13,447       12,414
Interest credited to policyholder account balances                                     745          754        2,228        2,175
Policyholder dividends                                                                 547          457        1,567        1,438
Payments to former Canadian policyholders                                               --           --           --          327
Demutualization costs                                                                   --           --           --          230
Other expenses (excludes amounts directly related to net
     investment losses of $(1), $2, $15 and $18, respectively)                       1,716        2,016        5,351        5,955
                                                                                  --------     --------     --------     --------
       Total expenses                                                                7,731        7,360       22,593       22,539
                                                                                  --------     --------     --------     --------
Income before provision for income taxes                                               239          312        1,159          749
Provision for income taxes                                                              77           71          390          387
                                                                                  --------     --------     --------     --------
Net income                                                                        $    162     $    241     $    769     $    362
                                                                                  ========     ========     ========     ========
Net income after date of demutualization                                                       $    241                  $    582
                                                                                               ========                  ========
Net income per share
     Basic                                                                        $   0.22     $   0.31     $   1.03     $   0.75
                                                                                  ========     ========     ========     ========
     Diluted                                                                      $   0.21     $   0.31     $   0.99     $   0.74
                                                                                  ========     ========     ========     ========

                   SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.
   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)


                                                                                                ACCUMULATED OTHER
                                                                                              COMPREHENSIVE INCOME
                                                                                   --------------------------------------
                                                                                        NET
                                                                                     UNREALIZED      FOREIGN     MINIMUM
                                                   ADDITIONAL            TREASURY    INVESTMENT     CURRENCY     PENSION
                                           COMMON   PAID-IN    RETAINED    STOCK   AND DERIVATIVE  TRANSLATION  LIABILITY
                                            STOCK   CAPITAL    EARNINGS   AT COST      GAINS       ADJUSTMENT   ADJUSTMENT  TOTAL
                                           ------  ----------  --------  -------   --------------  -----------  ----------  -------
Balance at January 1, 2001                 $    8  $   14,926  $  1,021  $  (613)    $   1,175       $ (100)     $    (28) $16,389
Net treasury stock acquired                                               (1,017)                                           (1,017)
Comprehensive income:
  Net income                                                        769                                                        769
  Other comprehensive income:
    Cumulative effect of change in
      accounting for derivatives,
      net of income taxes                                                                   32                                  32
    Unrealized investment gains,
      net of related offsets,
      reclassification adjustments
      and income taxes                                                                     788                                 788
    Unrealized gains on derivative
      instruments, net of income taxes                                                      34                                  34
    Foreign currency
      translation adjustments                                                                           (67)                   (67)
                                                                                                                            -------
    Other comprehensive income                                                                                                 787
                                                                                                                            -------
  Comprehensive income                                                                                                       1,556
                                           ------  ----------  --------  -------     ---------       ------      --------   -------
Balance at September 30, 2001              $    8  $   14,926  $  1,790  $(1,630)    $   2,029       $ (167)     $    (28) $16,928
                                           ======  ==========  ========  =======     =========       ======      ========   =======

                   SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (DOLLARS IN MILLIONS)


                                                                                            2001                 2000
                                                                                          --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 $  3,315             $    889
                                                                                          --------             --------

CASH  FLOWS FROM INVESTING ACTIVITIES
      Sales, maturities and repayments of:
         Fixed maturities                                                                   41,216               33,205
         Equity securities                                                                     493                  490
         Mortgage loans on real estate                                                       1,433                1,614
         Real estate and real estate joint ventures                                            206                  434
         Other limited partnership interests                                                   334                  366
      Purchases of:
         Fixed maturities                                                                  (42,827)             (38,766)
         Equity securities                                                                  (1,449)                (557)
         Mortgage loans on real estate                                                      (2,433)              (1,862)
         Real estate and real estate joint ventures                                           (294)                (337)
         Other limited partnership interests                                                  (363)                (539)
      Net change in short-term investments                                                     252                1,229
      Net change in policy loans                                                                (5)                (211)
      Purchase of businesses, net of cash received                                             (16)                (416)
      Proceeds from sales of business                                                           81                  121
      Net change in payables under securities loaned transactions                              822                4,716
      Other, net                                                                              (378)                (623)
                                                                                          --------             --------
Net cash used in investing activities                                                       (2,928)              (1,136)
                                                                                          --------             --------
CASH  FLOWS FROM FINANCING ACTIVITIES
      Policyholder account balances:
         Deposits                                                                           21,782               17,732
         Withdrawals                                                                       (19,674)             (17,764)
      Net change in short-term debt                                                           (393)              (2,379)
      Long-term debt issued                                                                    105                  204
      Long-term debt repaid                                                                   (179)                 (31)
      Common stock issued                                                                       --                4,009
      Net proceeds from issuance of company-obligated
       mandatorily redeemable securities of subsidiary trusts                                   --                  969
      Net treasury stock acquired                                                           (1,017)                (407)
      Cash payments for eligible policyholders                                                  --               (2,550)
                                                                                          --------             --------
Net cash provided by (used in) financing activities                                            624                 (217)
                                                                                          --------             --------
Change in cash and cash equivalents                                                          1,011                 (464)
Cash and cash equivalents, beginning of period                                               3,434                2,789
                                                                                          --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  4,445             $  2,325
                                                                                          ========             ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                                            $    257             $    304
                                                                                          ========             ========
      Income taxes                                                                        $    183             $    279
                                                                                          ========             ========


Non-cash transactions during the period:
      Policy credits to eligible policyholders                                            $     --             $    408
                                                                                          ========             ========
      Business acquisitions - assets                                                      $     90             $ 23,729
                                                                                          ========             ========
      Business acquisitions - liabilities                                                 $     76             $ 22,482
                                                                                          ========             ========
      Business dispositions - assets                                                      $    102             $     12
                                                                                          ========             ========
      Business dispositions - liabilities                                                 $     44             $     39
                                                                                          ========             ========
      Real estate acquired in satisfaction of debt                                        $     13             $     17
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

     Minority interest related to consolidated entities included in other liabilities is $375 million and $409 million at September 30, 2001 and December 31, 2000, respectively.

     Certain amounts in the prior years' unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2001 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 included in MetLife, Inc.'s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2000, the Company early adopted Statement of Position ("SOP") 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts ("SOP 00-3"). SOP 00-3 provides guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies, including the emergence of earnings from and the financial statement presentation of the closed block formed as a part of a demutualization. As a result of SOP 00-3, the assets, liabilities, revenues and expenses of the closed block were combined with those outside the closed block. The adoption of SOP 00-3 had no material impact on the Company's consolidated financial statements, other than the reclassification of demutualization costs as operating expenses rather than as an extraordinary item.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133 ("SFAS 138"). SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001, resulted in a $32 million increase in other comprehensive income, net of income taxes of $19 million, and had no material impact on net income. The increase to other comprehensive income is attributable to net gains on cash flow-type hedges at transition. Also at transition, the amortized cost of fixed income securities decreased and other invested assets increased by $33 million, representing the fair value of certain interest rate swaps that were accounted for prior to SFAS No. 133 using fair value-type settlement accounting. Approximately $18 million of the pre-tax gain reported in accumulated other comprehensive income at transition is expected to be reclassified into net income during the twelve months ending December 31, 2001 as the underlying investments mature or expire according to their original terms. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Until this accounting guidance is finalized, the Company cannot determine the ultimate impact it may have on the Company's consolidated financial statements.

     Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The adoption of these requirements had no material impact on the Company's unaudited interim condensed consolidated financial statements.

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

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS No. 141, which was generally effective July 1, 2001, requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets. Amortization of goodwill and other intangible assets was $12 million and $25 million for the three months ended September 30, 2001 and 2000, respectively, and $37 million and $73 million for the nine months ended September 30, 2001 and 2000, respectively. These amounts are not necessarily indicative of the amortization that will not be recorded in future periods in accordance with SFAS
142. The Company has not yet determined the effect, if any, on its consolidated financial statements of applying the new impairment guidance to goodwill and intangible assets that will be required upon adoption of SFAS 142.

     In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. The application of SAB 102 by the Company did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business). SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the statements of income, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill) and (iii) SFAS 121 relating to the measurement of long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements.


2.       SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001 a terrorist attack occurred in New York, Washington D.C. and Pennsylvania (collectively, the "tragedies") triggering a significant loss of life and property which may have a continuing adverse impact on certain of the Company's businesses. The Company has direct exposures to these tragedies with claims arising from its Individual, Institutional, Reinsurance and Auto & Home insurance coverages.

     As of September 30, 2001, the Company estimated the total after-tax insurance losses related to the tragedies to be $208 million. This estimate is subject to revision in subsequent periods as claims are received from insureds and claims to reinsurers are processed. Any subsequent revisions will be reported in operations in the period of revision. However, reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses.

     The long-term effects of the tragedies on the Company's businesses cannot be assessed at this time. The tragedies have had significant adverse effects on the general economic, market and political conditions, increasing many of the Company's business risks. In particular, the declines in share prices experienced after the tragedies have contributed, and may continue to contribute, to a decline in separate account assets, which in turn could have an adverse effect on fees earned in the Company's businesses. In addition, the Institutional segment may receive disability claims from individuals suffering from mental and nervous disorders resulting from the tragedies. This may lead to a revision in the Company's estimated insurance losses related to the tragedies.

     The general account investment portfolios include investments, primarily composed of fixed maturity securities, in industries the Company believes may be adversely affected by the tragedies, including airline, other travel and lodging, and insurance. The effect of the tragedies on the valuation of these investments is uncertain and could lead to increased impairments.

3.       CLOSED BLOCK

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

     Closed block liabilities and assets designated to the closed block are as follows:


                                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                                2001                 2000
                                                                                            -------------        ------------
                                                                                                 (DOLLARS IN MILLIONS)

CLOSED BLOCK LIABILITIES
Future policy benefits                                                                        $ 39,949             $ 39,415
Other policyholder funds                                                                           313                  278
Policyholder dividends payable                                                                     824                  740
Policyholder dividend obligation                                                                   973                  385
Payables under securities loaned transactions                                                    3,453                3,268
Other                                                                                              174                   78
                                                                                              --------             --------
      Total closed block liabilities                                                            45,686               44,164
                                                                                              --------             --------

ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
      Fixed maturities available-for-sale, at fair value
            (amortized cost: $25,898 and $25,657, respectively)                                 26,712               25,634
      Equity securities, at fair value (amortized cost: $50 and $52, respectively)                  54                   54
      Mortgage loans on real estate                                                              6,189                5,801
      Policy loans                                                                               3,885                3,826
      Short-term investments                                                                       104                  223
      Other invested assets                                                                        139                  248
                                                                                              --------             --------
            Total investments                                                                   37,083               35,786

Cash and cash equivalents                                                                        1,293                  661
Accrued investment income                                                                          576                  557
Deferred income taxes                                                                            1,126                1,234
Premiums and other receivables                                                                     122                  158
                                                                                              --------             --------
      Total assets designated to the closed block                                               40,200               38,396
                                                                                              --------             --------

Excess of closed block liabilities over assets designated to
      to the closed block                                                                        5,486                5,768
                                                                                              --------             --------

Amounts included in accumulated other comprehensive loss:
      Net unrealized investment gains (losses), net of deferred
            income tax expense (benefit) of $286 and $(9), respectively                            527                  (14)
      Unrealized derivative gains, net of deferred income
            tax of $11                                                                              20                   --
      Allocated to policyholder dividend obligation, net of
            deferred income tax of $343 and $143, respectively                                    (630)                (242)
                                                                                              --------             --------
                                                                                                   (83)                (256)
                                                                                              --------             --------
Maximum future earnings to be recognized from closed
      block assets and liabilities                                                            $  5,403             $  5,512
                                                                                              ========             ========

Information regarding the policyholder dividend obligation is as follows:

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        2001              2000
                                                                    ------------       -----------
                                                                         (DOLLARS IN MILLIONS)
Balance at beginning of period (1)                                      $ 385             $  --
Impact on net income before losses allocable to policyholder
      dividend obligation                                                  92                85
Net investment losses                                                     (92)              (85)
Change in unrealized investment and derivative gains                      588               385
                                                                        -----             -----
Balance at end of period                                                $ 973             $ 385
                                                                        =====             =====

----------------------
(1) For the period ended at December 31, 2000, the beginning of the period is April 7, 2000. See Note 1 "Summary of Significant Accounting Policies -- Demutualization and Initial Public Offering."

Closed block revenues and expenses are as follows:


                                                                                                                     FOR THE PERIOD
                                                                FOR THE THREE     FOR THE THREE      FOR THE NINE     APRIL 7, 2000
                                                                MONTHS ENDED      MONTHS ENDED       MONTHS ENDED       THROUGH
                                                                SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2001             2000                2001            2000
                                                                -------------     -------------      ------------    --------------
                                                                                       (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                           $   863            $   893            $ 2,638         $ 1,829
Net investment income                                                  692                622              2,021           1,248
Net investment losses (net of amounts allocable
     to the policyholder dividend obligation of
     $29, $28, $92 and $21, respectively)                               (9)                 4                (53)            (16)
                                                                   -------            -------            -------         -------
      Total revenues                                                 1,546              1,519              4,606           3,061
                                                                   -------            -------            -------         -------

EXPENSES
Policyholder benefits and claims                                       939                913              2,784           1,831
Policyholder dividends                                                 384                369              1,150             745
Change in policyholder dividend obligation (excludes                                       --
     amounts directly related to net investment losses of
     $29, $28, $92 and $21, respectively)                               29                 16                 92              43
Other expenses                                                         117                129                409             272
                                                                   -------            -------            -------         -------
      Total expenses                                                 1,469              1,427              4,435           2,891
                                                                   -------            -------            -------         -------
Revenues net of expenses before income taxes                            77                 92                171             170
Income taxes                                                            27                 33                 62              62
                                                                   -------            -------            -------         -------
Revenues net of expenses and income taxes                          $    50            $    59            $   109         $   108
                                                                   =======            =======            =======         =======

The change in maximum future earnings of the closed block is as follows:

                                                                                                                   FOR THE PERIOD
                                    FOR THE THREE               FOR THE THREE                FOR THE NINE           APRIL 7, 2000
                                    MONTHS ENDED                MONTHS ENDED                MONTHS ENDED              THROUGH
                                 SEPTEMBER 30, 2001           SEPTEMBER 30, 2000          SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                 ------------------           ------------------          ------------------     ------------------
                                                                           (DOLLARS IN MILLIONS)
Beginning of period                   $  5,453                     $  5,579                     $  5,512              $  5,628
End of period                            5,403                        5,520                        5,403                 5,520
                                      --------                     --------                     --------              --------
Change during the period              $    (50)                    $    (59)                    $   (109)             $   (108)
                                      ========                     ========                     ========              ========

     Many of the derivative instrument strategies used by the Company are also used for the closed block. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001, resulted in $11 million of other comprehensive income, net of income taxes of $6 million, and an immaterial amount of revenue for the closed block. For the three months and nine months ended September 30, 2001, the closed block recognized net investment losses of $4 million and net investment gains of $5 million, respectively, primarily relating to non-speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. Excluding the transition adjustment, the changes in other comprehensive income for the three months and nine months ended September 30, 2001 were immaterial.

4.       EARNINGS AFTER DATE OF DEMUTUALIZATION AND EARNINGS PER SHARE

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

                                                                                    NET                             PER SHARE
                                                                                   INCOME            SHARES          AMOUNTS
                                                                                  -------          -----------     ------------
                                                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
Amounts for basic earnings per share                                              $   162          735,662,211     $       0.22
                                                                                  =======                          ============
Incremental shares from assumed conversion of forward purchase contracts                            25,553,409
                                                                                                   -----------
Amounts for diluted earnings per share                                            $   162          761,215,620     $       0.21
                                                                                  =======          ===========     ============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Amounts for basic earnings per share                                              $   241          773,302,147     $       0.31
                                                                                  -------                          ------------
Incremental shares from assumed conversion of forward purchase contracts                            15,957,841
                                                                                                   -----------
Amounts for diluted earnings per share                                            $   241          789,259,988     $       0.31
                                                                                  =======          ===========     ============
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Amounts for basic earnings per share                                              $   769          747,236,338     $       1.03
                                                                                  =======                          ============
Incremental shares from assumed:
     Conversion of forward purchase contracts                                                       26,593,205
     Exercise of stock options                                                                          93,614
                                                                                                   -----------
Amounts for diluted earnings per share                                            $   769          773,923,156     $       0.99
                                                                                  =======          ===========     ============
FOR THE PERIOD APRIL 7, 2000 THROUGH SEPTEMBER 30, 2000
Amounts for basic earnings per share                                              $   582          775,860,641     $       0.75
                                                                                  -------                          ------------
Incremental shares from assumed conversion of forward purchase contracts                            10,070,045
                                                                                                   -----------
Amounts for diluted earnings per share                                            $   582          785,930,686     $       0.74
                                                                                  =======          ===========     ============

     Earnings per share amounts, on a basic and diluted basis, have been calculated based on the weighted average common shares outstanding or deemed to be outstanding only for the period after the date of demutualization.

     On March 28, 2001, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program began after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase common stock from the Metropolitan Life Policyholder Trust, in the open market and in privately negotiated transactions. For the nine months ended September 30, 2001, 34,889,811 shares of common stock have been acquired for $1,019 million. During the same period, 64,620 of these shares were reissued for $2 million.

5.       DERIVATIVE INSTRUMENTS

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

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify as a hedge, according to SFAS 133, the derivative is recorded at fair value and changes in its fair value are reported in net investment gains or losses.

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

     The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit and foreign currency swaps, foreign exchange contracts, and options, including caps and floors. The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133 and SFAS 138: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments, (ii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments, (iii) foreign currency forwards to hedge the exposure of future payments or receipts in foreign currencies, and (iv) other instruments to hedge the cash flows of various other anticipated transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument are reported in other comprehensive income or loss. The ineffective portion of changes in fair value of the derivative instrument is reported in net investment gains or losses.

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

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a net investment gain or loss in the current period. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in net investment gains or losses. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income or loss and will be recognized when the transaction affects net income or loss; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the consolidated balance sheet, with changes in its fair value recognized in current period net investment gains or losses.

     The Company may enter into contracts that are not themselves derivative instruments but contain embedded derivatives. For each contract, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to those of the host contract and determines whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded on the consolidated balance sheet at fair value and changes in their fair value are recorded currently in net investment gains or losses. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the consolidated balance sheet at fair value.

     The Company also uses derivatives to synthetically create investments that are either more expensive or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions ("RSATs"), are a combination of a derivative and a cash security to synthetically create a third replicated security. As of September 30, 2001, three such RSATs have been created through the combination of a credit default swap and a U.S. Treasury security. The notional amounts are insignificant.

     For the three months and nine months ended September 30, 2001, the Company recognized net investment gains of $30 million and $75 million, respectively, relating to derivatives. The amounts recognized relate primarily to non-speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. The amounts relating to the ineffective portion of cash flow and fair value hedges were immaterial. The amounts relating to the effective portion of fair value hedges and the amounts relating to the changes in fair value attributable to the hedged portion of the underlying instruments were immaterial losses.

     For the three months and nine months ended September 30, 2001, the Company recognized other comprehensive income of $15 million and $53 million, respectively, relating to the effective portion of cash flow hedges. During the three months and nine months ended September 30, 2001, net unrealized investment gains of $10 million and $15 million, respectively, included in other comprehensive income related to hedged items were reclassified into net investment losses.

6.       NET INVESTMENT LOSSES

     Net investment losses, including changes in valuation allowances, are as follows:




                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ----------------------              ----------------------
                                                       2001              2000              2001              2000
                                                       ----              ----              ----              ----
                                                                         (DOLLARS IN MILLIONS)
Fixed maturities                                      $ (87)            $(349)            $(427)            $(593)
Equity securities                                         5                25                30               104
Mortgage loans on real estate                           (44)              (20)              (49)              (14)
Real estate and real estate joint ventures              (25)               30                (1)               57
Other limited partnership interests                     (32)               11              (130)                8
Sales of businesses                                      25                --                25                 3
Other                                                    31                 5                65               (47)
                                                      -----             -----             -----             -----
                                                       (127)             (298)             (487)             (482)
Amounts allocable to:
Deferred policy acquisition costs                        (1)                2                15                18
Participating contracts                                  --                (5)               --                 3
Policyholder dividend obligation                         29                28                92                21
                                                      -----             -----             -----             -----
  Total investment losses                             $ (99)            $(273)            $(380)            $(440)
                                                      =====             =====             =====             =====

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

7.    COMMITMENTS AND CONTINGENCIES

      Metropolitan Life is currently a defendant in approximately 515 lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims."

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

      Under the terms of the order, only those class members who excluded themselves from the settlement may continue an existing, or start a new, sales practices lawsuit against Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company for policies or annuities issued during the class period. Approximately 20,000 class members elected to exclude themselves from the settlement. At September 30, 2001, approximately 350 lawsuits brought by "opt-outs" have been filed.

      Metropolitan Life expects that the total cost of the settlement will be approximately $957 million. This amount is equal to the amount of the increase in liabilities for the death benefits provided for in the class action settlement and policy adjustments and the present value of expected cash payments to be provided to included class members, as well as attorneys' fees and expenses and estimated other administrative costs, but does not include the cost of litigation with policyholders who are excluded from the settlement. The Company believes that the cost to it of the settlement will be substantially covered by available reinsurance and the provisions made in its unaudited interim condensed consolidated financial statements, and thus will not have a material adverse effect on its business, results of operations or financial position. Metropolitan Life has made some recoveries under those reinsurance agreements and, although there is no assurance that other reinsurance claim submissions will be paid, Metropolitan Life believes payment is likely to occur. The Company believes it has made adequate provision in its unaudited interim condensed consolidated financial statements for all probable losses for sales practices claims, including litigation costs involving policyholders who are excluded from the settlement, as well as for the two class action settlements described in the following two paragraphs.

      Separate from the Metropolitan Life class action settlement, similar sales practices class action litigation against New England Mutual Life Insurance Company ("New England Mutual"), with which Metropolitan Life merged in 1996, and General American Life Insurance Company ("General American"), which was acquired in 2000, has been settled. The New England Mutual case, a consolidated multidistrict litigation in the United States District Court for the District of Massachusetts, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. The settlement of this case was approved by the District Court in October 2000 and is not being appealed. Implementation of the class action settlement is proceeding. The Company expects that the total cost of this settlement will be approximately $160 million. Approximately 2,400 class members opted-out of the settlement. As of September 30, 2001, New England Mutual was a defendant in approximately 40 opt-out lawsuits involving sales practices claims. A Mississippi federal court dismissed on abstention grounds a declaratory judgment action filed by Metropolitan Life, as successor to New England Mutual. The lawsuit named as defendants Mississippi residents who opted out of the New England Mutual class action settlement. Metropolitan Life, as successor to New England Mutual, has sought leave to appeal the dismissal and intends to vigorously defend itself against these opt-out lawsuits.

      The settlement of the consolidated multidistrict sales practices class action case against General American was approved by the United States District Court for the Eastern District of Missouri. The General American case involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. On appeal, the settlement was affirmed by the United States Court of Appeals for the Eighth Circuit in October 2001. The Company expects that the approximate cost of the settlement will be $55 million, not including legal fees and costs for plaintiffs' counsel. Implementation of the settlement is proceeding. The District Court recently awarded legal fees and costs of $12.1 million. Approximately 700 class members have elected to exclude themselves from the General American settlement. As of September 30, 2001, General American was a defendant in approximately 38 opt-out lawsuits involving sales practices claims.

      The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada. In October 2001, the United States District Court for the Southern District of New York approved the settlement of a class action alleging improper sales abroad that was brought against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants. An appeal may be filed. The settlement is within amounts previously recorded by the Company.

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

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure can be uncertain due to the limitations of available data and the difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 54,500 asbestos-related claims in 2000. During the first nine months of 2001, Metropolitan Life received approximately 49,500 asbestos-related claims. Metropolitan Life is studying its recent claims experience and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

      A purported class action suit involving policyholders in four states has been filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. The trial court denied a motion by Metropolitan Property and Casualty Insurance Company for summary judgment. In a more significant ruling, the trial court denied plaintiffs' motion for class certification. The plaintiffs recently dismissed the lawsuit with prejudice. Similar "diminished value" purported class action suits have been filed in Texas and Tennessee against Metropolitan Property and Casualty Insurance Company. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida by a policyholder. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. A two-plaintiff individual lawsuit brought in federal court in Alabama alleged that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, violated state law and the Federal RICO statute by conspiring to fail to pay the proper amounts for a motor vehicle that sustained a total loss. Plaintiffs recently filed a voluntary dismissal of this claim. Plaintiffs also filed a new lawsuit alleging breach of contract and bad faith and did not assert a Federal RICO claim. A Pennsylvania state court purported class action lawsuit filed in August 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. Preliminary objections have been filed and discovery has not yet commenced. Thirty-two other insurers in Pennsylvania also are defendants in similar actions. In addition, in Florida, Metropolitan Property and Casualty Insurance Company has been named in a class action alleging that it improperly established preferred provider organizations. Discovery has commenced. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these allegations.

      In 2000, Metropolitan Life completed a tender offer to purchase the shares of Conning Corporation that it had not already owned. After Metropolitan Life had announced its intention to make a tender offer, three putative class actions were filed by Conning shareholders alleging that the prospective offer was inadequate and constituted a breach of fiduciary duty. In September 2001, the Supreme Court, New York County approved a settlement of the actions. There will be no appeal.

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

      In September 2001, Metropolitan Life received a statement of claim, which apparently had been filed in the Superior Court of Justice, Ontario, Canada in April 2001, on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life

Insurance Company of Canada. Plaintiffs' allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest vigorously all of plaintiffs' claims in this matter.

      A total of four purported class action lawsuits were also filed against Metropolitan Life in 2000 and 2001 in the United States District Courts for the Southern District of New York, for the Eastern District of Louisiana, for the District of Kansas, and for the Southern District of Illinois alleging racial discrimination in the marketing, sale, and administration of life insurance policies, including "industrial" life insurance policies sold by Metropolitan Life decades ago. Metropolitan Life successfully transferred the Louisiana, Kansas and Illinois actions to the Southern District of New York where the four cases have been consolidated. The plaintiffs in these actions seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Discovery has been underway since late 2000. At the outset of discovery, Metropolitan Life moved for summary judgment on statute of limitations grounds. On June 27, 2001, the District Court denied that motion, citing, among other things, ongoing discovery on relevant subjects. The ruling does not prevent Metropolitan Life from continuing to pursue a statute of limitations defense. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders who were purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion. These cases are scheduled for trial in April 2002. Metropolitan Life believes it has meritorious defenses and is contesting vigorously plaintiffs' claims.

      Insurance Departments in a number of states initiated inquiries in 2000 about possible race-based underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its subsidiaries. The New York Insurance Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-based underwriting practices. Metropolitan Life is cooperating fully with that inquiry, which is ongoing.

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

8.    COMPREHENSIVE INCOME

      Comprehensive income is as follows:


                                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                   ---------------------           -----------------------
                                                                   2001            2000             2001            2000
                                                                   -----           -----           -------           -----
                                                                                     (Dollars in millions)
Net loss before date of demutualization                            $  --           $  --           $    --           $(220)
Net income after date of demutualization                             162             241               769             582
Accumulated other comprehensive income:
     Cumulative effect of change in accounting for
      derivatives, net of income taxes                                --              --                32              --
     Unrealized investment gains, net of related offsets,
      reclassification adjustments and income taxes                  546             610               788             518
     Unrealized gains on derivative instruments, net of
      income taxes                                                     9              --                34              --
     Foreign currency translation adjustments                        (46)            (18)              (67)            (10)
                                                                   -----           -----           -------           -----
Accumulated other comprehensive income                               509             592               787             508
                                                                   -----           -----           -------           -----
      Comprehensive income                                         $ 671           $ 833           $ 1,556           $ 870
                                                                   =====           =====           =======           =====

9.    BUSINESS SEGMENT INFORMATION

                                                                                       Auto     Asset              Corpo-
                                                    Indi-       Institu-     Rein-       &      Man-     Interna-   rate
For the three months ended September 30, 2001      vidual        tional    surance     Home    agement    tional  & Other    Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                           $ 1,093      $ 1,896      $ 392      $692     $--     $ 210     $ (1)    $ 4,282
Universal life and investment-type product
  policy fees                                          319          139         --        --      --         8       --         466
Net investment income                                1,625        1,028        103        48      18        63       90       2,975
Other revenues                                         119          155         12         6      42         4        8         346
Net investment (losses) gains                          (43)         (37)       (12)       --      25        (9)     (23)        (99)
Income (loss) before provision for income taxes        216           (3)        13        28      29         9      (53)        239
----------------------------------------------------------------------------------------------------------------------------------


                                                                                       Auto     Asset              Corpo-
                                                    Indi-      Institu-     Rein-       &       Man-     Interna-   rate
For the three months ended September 30, 2000      vidual       tional     surance     Home   agement     tional  & Other    Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                           $ 1,140     $ 1,678     $327       $ 664    $ --     $162      $  (2)    $ 3,969
Universal life and investment-type product
  policy fees                                          300         135       --          --      --       15         --         450
Net investment income                                1,590       1,020       95          49      21       62        108       2,945
Other revenues                                         166         157        9           5     217        2         25         581
Net investment (losses) gains                          (41)       (175)       2          (6)     --        1        (54)       (273)
Income (loss) before provision for income taxes        270          66       27          (3)     15       12        (75)        312
----------------------------------------------------------------------------------------------------------------------------------


                                                                                      Auto     Asset              Corpo-
                                                    Indi-      Institu-    Rein-       &        Man-    Interna-   rate
For the nine months ended September 30, 2001       vidual       tional    surance     Home    agement    tional   & Other    Total
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                           $ 3,306     $ 5,503     $1,197    $ 2,047    $ --    $583      $  (2)   $ 12,634
Universal life and investment-type product
  policy fees                                          942         443         --         --      --      28         --       1,413
Net investment income                                4,886       3,112        288        150      54     189        276       8,955
Other revenues                                         384         485         28         18     154      10         51       1,130
Net investment (losses) gains                         (157)       (154)         2         (6)     25      19       (109)       (380)
Income (loss) before provision for income taxes        683         494         78         (9)     39      69       (195)      1,159
----------------------------------------------------------------------------------------------------------------------------------


                                                                                       Auto     Asset             Corpo-
                                                    Indi-      Institu-     Rein-       &        Man-   Interna-   rate
For the nine months ended September 30, 2000       vidual       tional     surance     Home    agement   tional  & Other    Total
----------------------------------------------------------------------------------------------------------------------------------

Premiums                                           $ 3,393     $ 5,055     $ 1,055   $ 1,965    $ --     $ 481     $  (3)  $ 11,946
Universal life and investment-type product
  policy fees                                          920         408          --        --      --        39        --      1,367
Net investment income                                4,766       2,902         278       132      63       190       322      8,653
Other revenues                                         477         501          20        23     651         7        83      1,762
Net investment (losses) gains                          (98)       (216)         (1)       --      --         9      (134)      (440)
Income (loss) before provision for income taxes(1)     818         475          77       (12)     55      (284)     (380)       749
----------------------------------------------------------------------------------------------------------------------------------

(1) Payments made to former Canadian policyholders and demutualization costs of $327 million and $230 million, respectively, are included in the International and Corporate & Other results, respectively.

                                          At September 30,    At December 31,
                                               2001                2000
                                             --------            --------
            Assets
                Individual                   $130,386            $132,433
                Institutional                  89,994              90,279
                Reinsurance                     7,664               7,280
                Auto & Home                     4,649               4,511
                Asset Management                  249                 418
                International                   3,959               5,119
                Corporate & Other              14,994              14,978
                                             --------            --------
                  Total                      $251,895            $255,018
                                             ========            ========


   The Individual segment included an equity ownership interest in Nvest, L.P. and Nvest Companies, L.P. ("Nvest") under the equity method of accounting. Prior to its sale in October 2000, Nvest was included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual segment's equity in earnings of Nvest, which is included in net investment income, was $8 million and $29 million for the three months and nine months ended September 30, 2000, respectively.

In addition, prior to its sale in July 2001, Conning Corporation was included within the Asset Management segment due to the types of products and strategies employed by the entity. The Company received $108 million in the transaction and reported a gain of approximately $16 million, net of income taxes of $9 million, in the third quarter of 2001. The sale price is subject to an adjustment under certain provisions of the sale contract.

      The Corporate & Other segment consists of various start-up entities, including Grand Bank, N.A. ("Grand Bank"), and run-off entities, as well as the elimination of all intersegment amounts. In addition, the elimination of the Individual segment's ownership interest in Nvest is included for the three months and nine months ended September 30, 2000. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings.

      Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $7,694 million and $7,430 million for the three months ended September 30, 2001 and 2000, respectively, which represented 97% of consolidated revenues for both the three months ended September 30, 2001 and 2000. Revenues from U.S. operations were $22,923 million and $22,562 million for the nine months ended September 30, 2001 and 2000, respectively, which represented 97% of consolidated revenues for both the nine months ended September 30, 2001 and 2000.

10.   STOCK OPTIONS AND STOCK GRANTS

      During the nine months ended September 30, 2001, MetLife, Inc. granted approximately 12.2 million non-qualified stock options pursuant to its 2000 Stock Incentive Plan. During the same period, MetLife, Inc. granted to its non-employee directors an aggregate of approximately 19,000 non-qualified stock options and 6,000 shares of common stock pursuant to its 2000 Directors Stock Plan. All options granted have an exercise price equal to the fair market value of the Company's common stock on the date of grant. For a further discussion of the stock plans referenced above, see Note 15 of Notes to Consolidated Financial Statements included in MetLife, Inc.'s 2000 Annual Report on Form 10-K filed with the SEC.

11.   SUBSEQUENT EVENTS

      MANAGEMENT INITIATIVES

      On October 22, 2001, the Company announced several key management initiatives, which are focused on cutting expenses and building long-term value for its shareholders and customers. The initiatives include the discontinuance of its Institutional stand-alone 401(k) recordkeeping services and externally managed guaranteed index separate accounts. In addition, management announced a reduction of approximately 1,600 non-sales employees within the Individual, Institutional and Auto & Home segments. This reduction includes employees associated with the 401(k) recordkeeping business. These actions will result in charges of approximately $281 million, net of income taxes of $158 million, in the fourth quarter of 2001.

      POLICYHOLDER LIABILITY

      On October 22, 2001, the Company also announced the establishment of a $118 million policyholder liability with respect to certain group annuity contracts. This action will result in the distribution of accumulated investment experience associated with such contracts in accordance with the commitment made to the Commonwealth of Massachusetts Division of Insurance at the time of Metropolitan Life's merger with New England Mutual Life Insurance Company in 1996.

      COMMON STOCK CASH DIVIDEND

      On October 23, 2001, the Company announced the declaration by its Board of Directors of a dividend of $0.20 per common share payable on December 14, 2001 to shareholders of record on November 6, 2001.

     REINSURANCE GROUP OF AMERICA

      Reinsurance Group of America ("RGA") is currently evaluating the reserve adequacy associated with certain reinsurance treaties for the privatized pension program in Argentina. RGA anticipates additional reserves in the range of $25 million to $35 million may be necessary to absorb additional claims development associated with the run-off of these treaties. Metropolitan Life is a majority shareholder of RGA and, as such, any expense that may result from the completion of the aforementioned analysis will be recognized in proportion to the Company's ownership interest.

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

SEPTEMBER 11, 2001 TRAGEDIES

      On September 11, 2001 a terrorist attack occurred in New York, Washington D.C. and Pennsylvania (collectively, the "tragedies") triggering a significant loss of life and property which may have a continuing adverse impact on certain of the Company's businesses. The Company has exposures to this event with claims arising from its Individual, Institutional, Reinsurance and Auto & Home insurance coverages.

      The Company has performed a detailed analysis of contracts it believes are exposed to this event based on information available as of October 22, 2001.
The Company estimates the total expected after-tax insurance losses related to the tragedies to be $208 million. It is very early in the claims process, and these estimates are subject to revision in subsequent quarterly periods, as claims are received from insureds and the claims to reinsurers are identified and processed. Any revisions to the estimates of gross losses and reinsurance recoveries in subsequent quarters will affect income from continuing operations before taxes and net income in such quarters. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses in connection with the tragedies.

      The long-term effects of the tragedies on the Company's businesses can not be assessed at this time. The tragedies have had significant adverse affects on the general economic, market and political conditions, increasing many of the Company's business risks. This may have a negative effect on the Company's businesses and results of operations over time. In particular, the declines in share prices experienced after the reopening of the United States equity markets following the tragedies have contributed, and may continue to contribute, to a decline in separate account assets, which in turn could have an adverse effect on fees earned in the Company's businesses. In addition, the Institutional segment may receive disability claims from individuals suffering from mental and nervous disorders resulting from the tragedies. This may lead to a revision in the Company's estimated insurance losses related to the tragedies. The majority of the Company's disability policies include the provision that such claims be submitted within two years of the traumatic event.

      The general account investment portfolios include investments, primarily comprised of fixed maturity securities, in industries the Company believes may be adversely affected by the tragedies including airline, other travel and lodging and insurance, with a total carrying value of approximately $2 billion. It should be noted that most of the Company's property and casualty insurance exposure is in large, diversified insurance companies or companies that focus more on the personal than the commercial side of the business. Exposures exist to hotels through mortgage loans and direct equity investments as part of the real estate portfolio with a combined carrying value of approximately $1 billion. The effect of the tragedies on the valuation of these investments is uncertain and could lead to increased impairments. The future cost and availability of reinsurance covering terrorist attacks for the Company's businesses may be adversely impacted. Although the Company's ratings have not been affected by the tragedies, the rating agencies may reexamine their view of the insurance industry and the Company.

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

      On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. See Note 3 of Notes to unaudited interim condensed consolidated financial statements.

ACQUISITIONS AND DISPOSITIONS

      On July 2, 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica Financial Corporation ("GenAmerica"). Conning specializes in asset management for insurance company investment portfolios and investment research. The Company received $108 million in the transaction and reported a gain of approximately $16 million, net of income taxes of $9 million, in the third quarter of 2001. The sale price is subject to adjustment under certain provisions of the sale contract.

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

      In July 2000, the Company acquired the workplace benefits division of Business Men's Assurance Company ("BMA"), a Kansas City, Missouri-based insurer.

RESULTS OF OPERATIONS

THE COMPANY

      The following table presents summary consolidated financial information for the Company for the periods indicated:

                                                                  FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                 ----------------------      ----------------------
                                                                   2001          2000          2001          2000
                                                                 --------      --------      --------      --------
                                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $  4,282      $  3,969      $ 12,634      $ 11,946
Universal life and investment-type product policy fees                466           450         1,413         1,367
Net investment income                                               2,975         2,945         8,955         8,653
Other revenues                                                        346           581         1,130         1,762
Net investment losses (net of amounts allocable to other
  accounts of $28, $25, $107 and $42, respectively)                   (99)         (273)         (380)         (440)
                                                                 --------      --------      --------      --------
  Total revenues                                                    7,970         7,672        23,752        23,288
                                                                 --------      --------      --------      --------

EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment losses of $29, $23, $92 and $24,        4,723         4,133        13,447        12,414
  respectively)
Interest credited to policyholder account balances                    745           754         2,228         2,175
Policyholder dividends                                                547           457         1,567         1,438
Payments to former Canadian policyholders                              --            --            --           327
Demutualization costs                                                  --            --            --           230
Other expenses (excludes amounts directly related to net
  investment losses of $(1), $2, $15 and $18, respectively)         1,716         2,016         5,351         5,955
                                                                 --------      --------      --------      --------
  Total expenses                                                    7,731         7,360        22,593        22,539
                                                                 --------      --------      --------      --------

Income before provision for income taxes                              239           312         1,159           749
Provision for income taxes                                             77            71           390           387
                                                                 --------      --------      --------      --------

Net income                                                       $    162      $    241      $    769      $    362
                                                                 ========      ========      ========      ========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

      Premiums grew by $313 million, or 8%, to $4,282 million for the three months ended September 30, 2001 from $3,969 million for the comparable 2000 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decline in the Individual segment. A rise of $218 million in the Institutional segment is due, in most part, to sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. Significant premiums received from several existing group life customers in 2001 also contributed to this variance. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to a $65 million increase in the Reinsurance segment. An increase of $48 million in the International segment is due to growth in Mexico, South Korea, Taiwan and Spain. Higher average premiums resulting from rate increases is the primary driver of a $28 million increase in the Auto & Home segment. A $47 million decrease in the Individual segment is attributable to a decline in sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products, and a reduction in sales of supplementary contracts with life contingencies and single premium immediate annuity business. The remaining variance is attributable to minor fluctuations in other segments.

      Universal life and investment-type product policy fees improved by $16 million, or 4%, to $466 million for the three months ended September 30, 2001 from $450 million for the comparable 2000 period. This variance is attributable to increases in the Individual and Institutional segments, partially offset by a decline in the International segment. A rise of $19 million in the Individual segment is primarily due to higher cost of insurance charges, partially offset by a reduction in policy fees from annuity and investment-type products. Cost of insurance charges and policy fees from annuity and investment-type products have opposite relationships to average asset base. As average asset levels decline, cost of insurance charges increase and policy fees from investment-type products decrease. Growth in sales and deposits of group universal life products resulted in a $4 million improvement in the Institutional segment. A decrease of $7 million in the International segment is primarily due to a reduction in fees in Spain resulting from fewer assets under management. This is the result of a planned cessation of product lines offered through the joint venture with Banco Santander Central Hispano, S.A. ("Banco Santander").

      Net investment income increased by $30 million, or 1%, to $2,975 million for the three months ended September 30, 2001 from $2,945 million for the three months ended September 30, 2000. This change is primarily due to higher income from (i) mortgage loans on real estate of $38 million, or 9%, (ii) other invested assets of $20 million, or 34%, (iii) cash and short-term investments of $11 million, or 16%, and (iv) interest on policy loans of $2 million, or 2%. These positive variances are partially offset by lower income from (i) equity securities and other limited partnership interests of $11 million, or 35%, (ii) fixed maturities of $6 million, (iii) real estate and real estate joint ventures of $5 million, or 3%, and (iv) higher investment expenses of $19 million, or 44%.

      The growth in income from mortgage loans on real estate to $458 million from $420 million is predominately the result of higher mortgage production volume and increases in prepayments and contingent interest. The rise in income from other invested assets to $79 million from $59 million is primarily due to derivative transactions. Larger average cash positions during the quarter is the primary driver of the increase in income from cash and short-term investments to $80 million from $69 million. The decrease in income from equity securities and other limited partnership interests to $20 million from $31 million is mainly attributable to fewer sales of underlying assets held in corporate partnerships, coupled with losses in underlying portfolios.

      The increase in net investment income is largely attributable to the Individual, Institutional and Reinsurance segments, offset by a decline in the Corporate & Other segment. Net investment income for the Individual and Institutional segments rose by $35 million and $8 million, respectively. These positive variances are predominately the result of a more active securities lending program and increases in mortgage prepayments and contingent interest. Rebate expenses related to securities lending activity are included in other expenses. Net investment income for the Reinsurance segment increased by $8 million, primarily due to a rise in funds withheld with interest. Net investment income for the Corporate & Other segment decreased by $18 million due to fewer sales of underlying assets held in corporate limited partnerships and an increase in losses in its portfolio. Due to the nature and timing of certain investment transactions, including sales of underlying assets held in corporate partnerships, past investment performance is not necessarily indicative of future performance. The remainder of the variance is attributable to minor fluctuations in other segments.

      Other revenues decreased by $235 million, or 40%, to $346 million for the three months ended September 30, 2001 from $581 million for the comparable 2000 period. This variance is primarily due to the Asset Management, Individual and Corporate & Other segments. The sales of Nvest and Conning on October 30, 2000 and July 2, 2001, respectively, are the primary drivers of a $175 million decrease in the Asset Management segment. A decrease of $47 million in the Individual segment is primarily due to a reduction in commission and fee income associated with lower sales in the broker/dealer and other subsidiaries. Other revenues in the Corporate & Other segment decreased by $17 million, largely due to the sale of NaviSys Incorporated ("NaviSys") in 2000. The remaining variance is due to minor fluctuations in other segments.

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

      Net investment losses decreased by $174 million, or 64%, to $99 million for the three months ended September 30, 2001 from $273 million for the comparable 2000 period. The net reduction is primarily due to a decline in gross investment losses of $171 million along with changes in the offsets for participating contracts and changes in the policyholder dividend obligation of $5 million and $1 million, respectively. These variances are reduced by the change in the offset for amortization of deferred policy acquisition costs of $3 million. Although the Company continues to recognize losses from deteriorating credits through asset sales and writedowns, the recognition of losses through asset sales has slowed progressively over the past year resulting in a decrease in gross investment losses for the three months ended September 30, 2001 versus the comparable 2000 period.

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

      Policyholder benefits and claims increased by $590 million, or 14%, to $4,723 million for the three months ended September 30, 2001 from $4,133 million for the comparable 2000 period. This variance reflects total gross policyholder benefits and claims of $4,694 million, growth of $584 million, or 14%, from $4,110 million in 2000, before the offsets for reductions in participating contractholder accounts of $(5) million in 2000 and changes in the policyholder dividend obligation of $29 million in 2001 and $28 million in 2000, directly related to net investment losses. The net variance in policyholder benefits and claims is attributable to increases in the Institutional, Individual, Reinsurance, Auto & Home and International segments. Claims related to the September 11, 2001 tragedies account for $291 million of the $437 million increase in the Institutional segment. The remaining variance in the Institutional segment is attributable to growth in the group life, dental, disability and long-term care insurance businesses, commensurate with the increase in premiums. A $64 million rise in the Individual segment is primarily due to an increase in the liabilities for future policy benefits commensurate with growth in general account policyholder account balances. In addition, $24 million in liabilities and claims associated with the September 11, 2001 tragedies and an increase of $13 million in the policyholder dividend obligation contributed to this variance. Policyholder benefits and claims for the Reinsurance segment increased by $47 million, primarily due to growth in the business, commensurate with the premium growth discussed above. In addition, claims arising from the September 11, 2001 tragedies of approximately $16 million, net of amounts recoverable from reinsurers and before minority interest adjustment, contributed to the variance. A $27 million increase in the Auto & Home segment is predominately the result of growth in the auto business and higher average claim costs. The International segment's policyholder benefits and claims increased by $19 million as a result of growth in Mexico, Taiwan and South Korea, partially offset by declines in Spain and Portugal. The growth in Mexico, Taiwan and South Korea is commensurate with the increase in premiums. The decreases in Spain and Portugal are a result of a planned cessation of product lines offered through the joint venture with Banco Santander. The remainder of the variance is attributable to minor fluctuations in other segments.

      Interest credited decreased by $9 million, or 1%, to $745 million for the three months ended September 30, 2001 from $754 million for the comparable 2000 period. This variance is attributable to a decrease in the Institutional segment, partially offset by increases in the Individual and Reinsurance segments. A decrease of $40 million in the Institutional segment is primarily due to an overall decline in crediting rates in 2001 as a result of the current interest rate environment. Growth in policyholder account balances is the primary driver of a $23 million increase in the Individual segment. An $8 million increase in the Reinsurance segment is due to an increase of the interest credited on a certain block of annuities, the crediting rate of which is determined by the performance of the underlying assets.

      Policyholder dividends increased by $90 million, or 20%, to $547 million for the three months ended September 30, 2001 from $457 million for the comparable 2000 period, due to increases of $76 million and $13 million in the Institutional and Individual segments, respectively. The rise in the Institutional segment's policyholder dividends is primarily attributable to favorable experience on a large group life participating contract in 2001. These policyholder dividends vary from period to period based on participating contract experience. The increase in the Individual segment is reflective of the growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business. The remainder of the variance is due to a $1 million increase in the International segment.

      Other expenses decreased by $300 million, or 15%, to $1,716 million for the three months ended September 30, 2001 from $2,016 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses declined by $226 million, or 11%, to $1,870 million in 2001 from $2,096 million in 2000. This variance is attributable to reductions in the Asset Management, Individual, Auto & Home, Corporate & Other and Institutional segments, partially offset by increases in the Reinsurance and International segments. A decrease of $167 million in the Asset Management segment is predominately the result of the sales of Nvest and Conning on October 30, 2000 and July 2, 2001, respectively. The Individual segment's expenses declined by $65 million due to reductions in volume-related commission expenses in the broker/dealer and other subsidiaries and rebate expenses associated with the Company's securities lending program. Income associated with securities lending activity is recorded in net investment income. In addition, lower direct spending on compensation and benefits, associated with a reduction in headcount, as well as travel, printing and advertising expenses contributed to the variance. These positive variances are partially offset by severance costs of $12 million and start-up and transition costs associated with the expansion of one of the annuity distribution channels. A $27 million decrease in the Auto & Home segment is attributable to a reduction in integration costs associated with the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies in September 1999 ("St. Paul acquisition"). The Corporate & Other segment's expenses declined by $21 million due to the sale of NaviSys, as well as an $11 million decrease in interest expense associated with a reduction in borrowing levels and a lower interest rate environment in 2001. The Institutional segment's expenses are lower by $9 million, primarily due to expense management initiatives and lower rebate expenses associated with the Company's securities lending program. These decreases are partially offset by increases of $36 million and $27 million in the Reinsurance and International segments, respectively. An increase in allowances paid under reinsurance treaties was the primary contributor to the increase in other expenses for the Reinsurance segment. The variance in the International segment's expenses is predominately the result of growth in South Korea, Mexico and Taiwan and higher expenses in Spain due to higher advertising expenses and investments in technology.

      Deferred policy acquisition costs are principally amortized in proportion to gross margins or profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and to other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased slightly to $435 million for the three months ended September 30, 2001 from $431 million for the comparable 2000 period. This variance is attributable to increases in the International, Institutional and Auto & Home segments, partially offset by declines in the Reinsurance and Individual segments. The increases in the International, Institutional and Auto & Home segments are commensurate with growth in those businesses. The variance in Reinsurance is primarily due to fluctuations in allowances paid to ceding companies as a result of a change in product mix. The decrease in the Individual segment is predominately the result of lower sales of traditional life insurance policies, partially offset by higher sales from new annuity and investment-type product offerings during 2001. Total amortization of deferred policy acquisition costs decreased to $282 million in 2001 from $349 million in 2000. Amortization of deferred policy acquisition costs of $281 million and $351 million are allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment losses. The decrease in amortization of deferred policy acquisition costs allocated to other expenses is attributable to declines in the Reinsurance, Individual and Institutional segments, partially offset by increases in the Auto & Home and International segments. The variance in Reinsurance is primarily due to fluctuations in allowances paid to ceding companies as a result of a change in product mix. The decrease in the Individual segment is predominately the result of refinements implemented in the third quarter of 2001 relating to the estimation of future market performance in determining estimated gross margins and profits. The decline in the Institutional segment is primarily attributable to a reduction of amortization in the defined contribution business. Increases in the Auto & Home and International segments are consistent with growth in those businesses.

      Income tax expense for the three months ended September 30, 2001 was $77 million, or 32% of income before provision for income taxes, compared with $71 million, or 23%, for the comparable 2000 period. The 2001 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The 2000 effective tax rate differs from the corporate tax rate of 35% primarily due to a reduction in prior year taxes on capital gains recorded in the third quarter of 2000. This reduction is associated with the previous sale of a business.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

      Premiums grew by $688 million, or 6%, to $12,634 million for the nine months ended September 30, 2001 from $11,946 million for the comparable 2000 period. This variance is attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decline in the Individual segment. An increase of $448 million in the Institutional segment is predominately the result of sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. In addition, significant premiums received from several existing group life customers in 2001 and the BMA acquisition resulted in higher premiums. These positive variances are partially offset by additional insurance coverages purchased in 2000 by existing customers with funds received in the demutualization and higher premiums received in 2000 from existing retirement and savings customers. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business contributed to a $142 million increase in the Reinsurance segment. An improvement of $102 million in the International segment is due to growth in Mexico, South Korea, Taiwan and Spain. Higher average premium resulting from rate increases is the primary driver of an $82 million rise in the Auto & Home segment. An $87 million decline in the Individual segment is attributable to lower sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products, and a reduction in sales of supplementary contracts with life contingencies and single premium immediate annuity business. The remaining variance is attributable to a $1 million increase in the Corporate & Other segment.

      Universal life and investment-type product policy fees increased by $46 million, or 3%, to $1,413 million for the nine months ended September 30, 2001 from $1,367 million for the comparable 2000 period. This variance is due to improvements in the Institutional and Individual segments, partially offset by a decline in the International segment. Growth in sales and deposits of group universal life and corporate-owned life insurance products resulted in a $35 million increase in the Institutional segment. A $22 million rise in the Individual segment is primarily due to an increase in cost of insurance charges, partially offset by a reduction in policy fees from annuity and investment-type products. Cost of insurance charges and policy fees from annuity and investment-type products have opposite relationships to average asset base. As average asset levels decline, cost of insurance charges increase and policy fees from investment-type products decrease. A decline of $11 million in the International segment is primarily due to a reduction in fees in Spain resulting from fewer assets under management. This is a result of a planned cessation of product lines offered through the joint venture with Banco Santander.

      Net investment income increased by $302 million, or 3%, to $8,955 million for the nine months ended September 30, 2001 from $8,653 for the nine months ended September 30, 2000. This change is primarily due to higher income from (i) fixed maturities of $154 million, or 2%, (ii) mortgage loans on real estate of $127 million, or 10%, (iii) other invested assets of $77 million, or 70%, (iv) interest on policy loans of $19 million, or 5%, (v) cash and short-term investments of $13 million, or 6%, and (vi) lower investment expenses of $8 million, or 4%. These positive variances are partially offset by lower income from (i) equity securities and other limited partnership interests of $87 million, or 54%, and (ii) real estate and real estate joint ventures of $9 million, or 2%.

      The increase in income from fixed maturities to $6,414 million from $6,260 million was primarily due to a more active securities lending program. The rise in income from mortgage loans on real estate to $1,381 million from $1,254 million is predominately the result of higher mortgage production volume and increases in prepayments and contingent interest. The increase in income from other invested assets to $187 million from $110 million is primarily due to derivative transactions. The decrease in income from equity securities and other limited partnership interests to $74 million from $161 million is primarily due to fewer sales of underlying assets held in corporate partnerships, coupled with losses in underlying portfolios.

      The increase in net investment income is largely attributable to the Institutional and Individual segments. Net investment income for the Institutional and Individual segments grew by $210 million and $120 million, respectively. These increases are predominantly due to a higher volume of securities lending activity and increases in mortgage prepayments and contingent interest. Rebate expenses related to securities lending activity are included in other expenses. The remainder of the variance is attributable to fluctuations in the Corporate & Other and Auto & Home segments.

      Other revenues decreased by $632 million, or 36%, to $1,130 million for the nine months ended September 30, 2001 from $1,762 million for the comparable 2000 period. This variance is mainly attributable to decreases in the Asset Management, Individual, Corporate & Other and Institutional segments. The sales of Nvest and Conning on October 30, 2000 and July 2, 2001, respectively, are the primary drivers of a $497 million decrease in the Asset Management segment. A decrease of $93 million in the Individual segment is primarily due to reduced commission and fee income associated with lower sales in the broker/dealer and other subsidiaries. Other revenues in the Corporate & Other segment decreased by $32 million, largely due to the sales of NaviSys and Farmers National Company ("Farmers National") in 2000. A decrease of $16 million in the Institutional segment's other revenues is predominately attributable to lower fees on index-guaranteed separate accounts as a result of a depressed equity market and a large withdrawal by an existing customer. Index-guaranteed separate accounts have been discontinued in the fourth quarter of 2001; accordingly, a continued decline in fees relating to this product should be expected. The remainder of the variance is attributable to minor fluctuations in other segments.

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

      Net investment losses decreased by $60 million, or 14%, to $380 million for the nine months ended September 30, 2001 from $440 million for the comparable 2000 period. This net decline is predominately the result of a variance in the offset for changes in the policyholder dividend obligation of $71 million. This variance is partially reduced by an increase in gross investment losses of $5 million and changes of $3 million in the offsets for participating contracts and deferred policy acquisition costs.

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

      Policyholder benefits and claims increased by $1,033 million, or 8%, to $13,447 million for the nine months ended September 30, 2001 from $12,414 million for the comparable 2000 period. This variance reflects total gross policyholder benefits and claims of $13,355 million, an increase of $965 million, or 8%, from $12,390 million in 2000, before the offsets for reductions in participating contractholder accounts of $3 million in 2000 and changes in the policyholder dividend obligation of $92 million and $21 million in 2001 and 2000, respectively, directly related to net investment losses. The net increase in policyholder benefits and claims is mainly attributable to increases in the Institutional, Individual, Reinsurance, Auto & Home and International segments. Claims related to the September 11, 2001 tragedies account for $291 million of the $615 million increase in the Institutional segment. The remaining variance in the Institutional segment is attributable to growth in the group life, dental, disability and long-term care insurance businesses, commensurate with the increase in premiums, partially offset by a decrease in policyholder benefits and claims related to the retirement and savings business. This decline is commensurate with the decrease in retirement and savings premiums discussed above. A $131 million increase in the Individual segment is primarily due to an increase in the liabilities for future policy benefits commensurate with growth in general account policyholder account balances. In addition, an increase of $49 million in the policyholder dividend obligation and $24 million in liabilities and claims associated with the September 11, 2001 tragedies contributed to the variance. Policyholder benefits and claims for the Reinsurance segment increased by $127 million, primarily due to unfavorable mortality experience during the first quarter of 2001 and growth in the business, commensurate with the premium growth discussed above. In addition, claims arising from the September 11, 2001 tragedies of approximately $16 million, net of amounts recoverable from reinsurers and before minority interest adjustments, contributed to the variance. A $110 million increase in the Auto & Home segment is predominately the result of inflationary pressures on auto claim severity, growth in the auto business and increased non-catastrophe weather-related losses, partially offset by a decrease in catastrophe losses. International policyholder benefits and claims increased by $52 million as a result of growth in Mexico, South Korea and Taiwan, partially offset by a decrease in Argentina. The growth in Mexico, South Korea and Taiwan is commensurate with the increase in premiums previously discussed. The decrease in Argentina is due to a reduction in life sales as a result of a recession in that country. The remaining variance is attributable to minor fluctuations in other segments.

      Interest credited increased by $53 million, or 2%, to $2,228 million for the nine months ended September 30, 2001 from $2,175 million for the comparable 2000 period. This variance is mainly attributable to an $83 million increase in the Individual segment, partially offset by a $33 million decrease in the Institutional segment. Growth in policyholder account balances is the primary driver of the increase in the Individual segment. The decrease in the Institutional segment is primarily due to an overall decline in crediting rates in 2001 as a result of the current interest rate environment, partially offset by an increase in average customer account balances stemming from asset growth. The remainder of the variance is attributable to minor fluctuations in the International and Reinsurance segments.

      Policyholder dividends increased by $129 million, or 9%, to $1,567 million for the nine months ended September 30, 2001 from $1,438 million for the comparable 2000 period, primarily due to increases of $99 million and $24 million in the Institutional and Individual segments, respectively. The rise in the Institutional segment's policyholder dividends is primarily attributable to favorable experience on a large group life participating contract in 2001. These policyholder dividends vary from period to period based on participating contract experience. The increase in the Individual segment reflects growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business. The remaining variance is due to minor fluctuations in the International and Reinsurance segments.

      Payments of $327 million were made during the second quarter of 2000, as part of Metropolitan Life's demutualization, to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Canadian operations in 1998.

      Demutualization costs of $230 million were incurred during the nine months ended September 30, 2000. These costs are related to Metropolitan Life's demutualization on April 7, 2000.

      Other expenses decreased by $604 million, or 10%, to $5,351 million for the nine months ended September 30, 2001 from $5,955 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses decreased by $402 million, or 7%, to $5,767 million in 2001 from $6,169 million in 2000. This variance is attributable to decreases in the Asset Management, Individual and Auto & Home segments, partially offset by increases in the Institutional, Reinsurance and International segments. A decrease of $465 million in the Asset Management segment is predominately the result of the sales of Nvest and Conning on October 30, 2000 and July 2, 2001, respectively. The Individual segment's expenses decreased by $87 million due to decreases in volume-related commission expenses in the broker/dealer and other subsidiaries and rebate expenses associated with the Company's securities lending program. Income associated with securities lending activity is recorded in net investment income. In addition, lower direct spending on compensation and benefits, associated with a reduction in headcount, as well as travel, printing and advertising expenses contributed to the variance. These decreases are partially offset by severance costs of $12 million and start-up and transition costs associated with the expansion of one of the annuity distribution channels. A $29 million decrease in the Auto & Home segment is attributable to a reduction of integration costs associated with the St. Paul acquisition. These decreases are partially offset by increases of $93 million, $55 million and $36 million in the Institutional, Reinsurance and International segments, respectively. The Institutional segment's expenses increased by $93 million, primarily due to costs incurred in connection with initiatives focused on improving service delivery through investments in technology as well as an increase in non-deferrable variable expenses associated with premium growth. These negative variances are partially offset by lower expenses in retirement and savings resulting from expense management initiatives. The acquisition of RGA Financial Group during the second half of 2000 contributed to the overall increase in other expenses for the Reinsurance segment. The increase in the International segment's expenses is predominately the result of growth in South Korea and Mexico. The remainder of the variance is attributable to a minor decrease in the Corporate & Other segment.

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

      Capitalization of deferred policy acquisition costs increased to $1,304 million for the nine months ended September 30, 2001 from $1,263 million for the comparable 2000 period. This variance is primarily attributable to increases in the Institutional and International segments, partially offset by a decrease in the Individual segment. The increases in the Institutional and International segments are commensurate with growth in those businesses. The decline in the Individual segment is due to lower sales of traditional life insurance policies and annuity and investment-type products, resulting in a reduction of commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs decreased to $873 million in 2001 from $1,031 million in 2000. Amortization of deferred policy acquisition costs of $888 million and $1,049 million are allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment losses. The variance in amortization of deferred policy acquisition costs allocated to other expenses is attributable to decreases in the Individual, Reinsurance and Institutional segments, partially offset by increases in the International and Auto & Home segments. The decline in the Individual segment is predominately the result of refinements in the calculation of estimated gross margins and profits, as well as the impact of a product replacement program for universal life policies initiated in the first quarter of 2000. The decrease in Reinsurance is primarily due to fluctuations in allowances paid to ceding companies as a result of a change in product mix. The decrease in the Institutional segment is primarily attributable to a reduction of amortization in the defined contribution business. The increases in the International and Auto & Home segments are consistent with the growth in those businesses.

      Income tax expense for the nine months ended September 30, 2001 was $390 million, or 34% of income before provision for income taxes, compared with $387 million, or 52%, for the comparable 2000 period. The 2001 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The 2000 effective tax rate differs from the corporate tax rate of 35% primarily due to the payments made in the second quarter of 2000 to former Canadian policyholders in connection with the demutualization, the impact of surplus tax and a reduction in prior year taxes on capital gains recorded in the third quarter of 2000. This reduction is associated with the previous sale of a business. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

INDIVIDUAL SEGMENT

      The following table presents summary consolidated financial information for the Individual segment for the periods indicated:

                                                           FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                           ---------------------     ---------------------
                                                             2001         2000         2001         2000
                                                           --------     --------     --------     --------
                                                                        (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                   $  1,093     $  1,140     $  3,306     $  3,393
Universal life and investment-type product policy fees          319          300          942          920
Net investment income                                         1,625        1,590        4,886        4,766
Other revenues                                                  119          166          384          477
Net investment losses                                           (43)         (41)        (157)         (98)
                                                           --------     --------     --------     --------
  Total revenues                                              3,113        3,155        9,361        9,458
                                                           --------     --------     --------     --------

EXPENSES
Policyholder benefits and claims                              1,297        1,233        3,773        3,642
Interest credited to policyholder account balances              445          422        1,333        1,250
Policyholder dividends                                          441          428        1,327        1,303
Other expenses                                                  714          802        2,245        2,445
                                                           --------     --------     --------     --------
  Total expenses                                              2,897        2,885        8,678        8,640
                                                           --------     --------     --------     --------
Income before provision for income taxes                        216          270          683          818
Provision for income taxes                                       79          103          265          296
                                                           --------     --------     --------     --------
Net income                                                 $    137     $    167     $    418     $    522
                                                           ========     ========     ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 - INDIVIDUAL SEGMENT

      Premiums decreased by $47 million, or 4%, to $1,093 million for the three months ended September 30, 2001 from $1,140 million for the comparable 2000 period. Premiums from insurance products declined by $35 million. This decrease is primarily due to a decline in sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products. Premiums from annuity and investment-type products decreased by $12 million, due to lower sales of supplementary contracts with life contingencies and single premium immediate annuity business.

      Universal life and investment-type product policy fees increased by $19 million, or 6%, to $319 million for the three months ended September 30, 2001 from $300 million for the comparable 2000 period. Policy fees from insurance products rose by $51 million. This growth is due to cost of insurance charges, which typically increase as the value of average separate account asset balances supporting the underlying minimum death benefit decline. Increased volume at a wholly-owned subsidiary, MetLife Advisors, LLC, also contributed to the variance. During the second quarter of 2001, the operations of MetLife Advisors LLC were expanded to include all distribution channels and all variable-type products. In the comparable 2000 period, a portion of the fees generated by this subsidiary were included in the annuities line of business. Policy fees from annuity and investment-type products decreased by $32 million, resulting from a lower average separate account asset base and the aforementioned fees associated with MetLife Advisors, LLC. Policy fees from annuity and investment-type products are typically calculated as a percentage of average assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to remain below prior year levels, management expects fees will continue to be adversely impacted.

      Other revenues decreased by $47 million, or 28%, to $119 million for the three months ended September 30, 2001 from $166 million for the comparable 2000 period, primarily due to reduced commission and fee income associated with lower sales in the broker/dealer and other subsidiaries.

      Policyholder benefits and claims increased by $64 million, or 5%, to $1,297 million for the three months ended September 30, 2001 from $1,233 million for the comparable 2000 period. Policyholder benefits and claims for insurance products increased by $69 million. This increase is primarily due to an increase in the liabilities for future policy benefits commensurate with growth in general account policyholder account balances. In addition, $24 million in liabilities and claims associated with the September 11,

2001 tragedies and an increase of $13 million in the policyholder dividend obligation contributed to this variance. This increase is partially offset by a decline in policyholder benefits and claims for annuity and investment-type products commensurate with the decline in premiums mentioned above.

      Interest credited to policyholder account balances increased by $23 million, or 5%, to $445 million for the three months ended September 30, 2001 from $422 million for the comparable 2000 period. Interest on insurance products rose by $16 million, primarily due to growth in policyholder account balances. Interest on annuity and investment-type products increased by $7 million, due to growth in policyholder account balances from sales of products with a dollar cost averaging-type feature.

      Policyholder dividends increased by $13 million, or 3%, to $441 million for the three months ended September 30, 2001 from $428 million for the comparable 2000 period. This change is reflective of the growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business.

      Other expenses declined by $88 million, or 11%, to $714 million for the three months ended September 30, 2001 from $802 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses decreased by $65 million, or 8%, to $781 million in 2001 from $846 million in 2000. Other expenses related to insurance products are lower by $74 million due to reductions in (i) volume-related commission expenses in the broker/dealer and other subsidiaries, (ii) rebate expenses associated with the Company's securities lending program, which are more than offset in net investment income,
(iii) lower direct spending on compensation and benefits associated with a reduction in headcount, and (iv) lower direct spending on travel, printing and advertising. These decreases are partially offset by severance costs of $12 million. Other expenses related to annuity and investment-type products increased by $9 million primarily as a result of start-up and transition costs associated with the expansion of one of the annuity distribution channels.

      Deferred policy acquisition costs and value of business acquired are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and to other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs decreased by $6 million, or 3%, to $221 million for the three months ended September 30, 2001 from $227 million for the comparable 2000 period. Capitalization related to insurance products declined by $12 million due to lower sales of traditional life insurance policies. This was offset by an increase of $6 million in annuity and investment-type products largely due to higher sales from new product offerings during 2001. Total amortization of deferred policy acquisition costs decreased by $28 million, or 15%, to $155 million in 2001 from $183 million in 2000. Amortization of deferred policy acquisition costs of $154 million and $183 million is allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products declined by $5 million due to refinements in the calculation of estimated gross margins and profits. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment-type products is lower by $24 million. This variance is predominately the result of refinements implemented in the third quarter of 2001 relating to the estimation of future market performance in determining estimated gross profits.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 - INDIVIDUAL SEGMENT

      Premiums decreased by $87 million, or 3%, to $3,306 million for the nine months ended September 30, 2001 from $3,393 million for the comparable 2000 period. Premiums from insurance products declined by $79 million. This decrease is primarily due to lower sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products. Premiums from annuity and investment-type products declined by $8 million, due to lower sales of supplementary contracts with life contingencies and single premium immediate annuity business.

      Universal life and investment-type product policy fees increased by $22 million, or 2%, to $942 million for the nine months ended September 30, 2001 from $920 million for the comparable 2000 period. Policy fees from insurance products rose by $102 million. This growth is due to cost of insurance charges, which typically increase as the value of average separate account asset balances supporting the underlying minimum death benefit decline. Increased volume at a wholly-owned subsidiary, MetLife Advisors LLC, also contributed to the variance. During the second quarter of 2001, the operations of this subsidiary were expanded to include all distribution channels and all variable-type products. In the comparable 2000 period, a portion of the fees generated by MetLife Advisors LLC were included in the annuities line of business. Policy fees from annuity and investment-type products decreased by $80 million, primarily resulting from a lower average separate account asset base and the aforementioned fees associated with MetLife

Advisors, LLC. Policy fees from annuity and investment-type products are typically calculated as a percentage of average assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to remain below prior year levels, management expects fees will continue to be adversely impacted.

      Other revenues decreased by $93 million, or 19%, to $384 million for the nine months ended September 30, 2001 from $477 million for the comparable 2000 period, primarily due to reduced commission and fee income associated with lower sales in the broker/dealer and other subsidiaries.

      Policyholder benefits and claims increased by $131 million, or 4%, to $3,773 million for the nine months ended September 30, 2001 from $3,642 million for the comparable 2000 period. Policyholder benefits and claims for insurance products rose by $142 million primarily due to an increase in the liabilities for future policy benefits commensurate with growth in general account policyholder account balances. In addition, increases of $49 million and $24 million in the policyholder dividend obligation and liabilities and claims associated with the September 11, 2001 tragedies, respectively, contributed to the variance. Partially offsetting these variances is a reduction of $11 million in policyholder benefits and claims for annuity and investment products. This decline is commensurate with the decrease in premiums mentioned above.

      Interest credited to policyholder account balances rose by $83 million, or 7%, to $1,333 million for the nine months ended September 30, 2001 from $1,250 million for the comparable 2000 period. Interest on insurance products increased by $54 million, primarily due to growth in policyholder account balances. Interest on annuity and investment products grew by $29 million due to slightly higher crediting rates and higher policyholder account balances stemming from sales of products with a dollar cost averaging-type feature.

      Policyholder dividends increased by $24 million, or 2%, to $1,327 million for the nine months ended September 30, 2001 from $1,303 million for the comparable 2000 period. This is largely attributable to the growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business.

      Other expenses decreased by $200 million, or 8%, to $2,245 for the nine months ended September 30, 2001 from $2,445 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses are reduced by $87 million, or 3%, to $2,399 million in 2001 from $2,486 million in 2000. Other expenses related to insurance products decreased by $116 million due to lower
(i) volume-related commission expenses in the broker/dealer and other subsidiaries, (ii) rebate expenses associated with the Company's securities lending program, which are more than offset in net investment income, (iii) direct spending on compensation and benefits associated with a reduction in headcount, and (iv) direct spending on travel, printing and advertising. These decreases are partially offset by severance costs of $12 million. Other expenses related to annuity and investment-type products increased by $29 million primarily as a result of increased start-up and transition costs associated with the expansion of one of the annuity distribution channels. Partially offsetting these variances are lower commissions, deferrable costs, and premium taxes from lower sales.

      Deferred policy acquisition costs and value of business acquired are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and to other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs decreased by $29 million, or 4%, to $637 million for the nine months ended September 30, 2001 from $666 million for the comparable 2000 period. This decline is due to lower sales of traditional life insurance policies and annuity and investment-type products, resulting in reduced commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs declined by $141 million, or 23%, to $467 million in 2001 from $608 million in 2000. Amortization of deferred policy acquisition costs of $483 million and $625 million is allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products is lower by $119 million due to refinements in the calculation of estimated gross margins and profits. In addition, the impact of a product replacement program for universal life policies initiated in the first quarter of 2000 contributed to this variance. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment products declined by $23 million primarily due to refinements relating to the estimation of future market performance in determining estimated gross profits.

INSTITUTIONAL SEGMENT

The following table presents summary consolidated financial information for the Institutional segment for the periods indicated:

                                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                              --------     --------     --------     --------
                                                                2001         2000         2001         2000
                                                              --------     --------     --------     --------
                                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                      $  1,896     $  1,678     $  5,503     $  5,055
Universal life and investment-type product policy fees             139          135          443          408
Net investment income                                            1,028        1,020        3,112        2,902
Other revenues                                                     155          157          485          501
Net investment losses                                              (37)        (175)        (154)        (216)
                                                              --------     --------     --------     --------
   Total revenues                                                3,181        2,815        9,389        8,650
                                                              --------     --------     --------     --------

EXPENSES
Policyholder benefits and claims                                 2,438        2,001        6,632        6,017
Interest credited to policyholder account balances                 249          289          770          803
Policyholder dividends                                              91           15          195           96
Other expenses                                                     406          444        1,298        1,259
                                                              --------     --------     --------     --------
   Total expenses                                                3,184        2,749        8,895        8,175
                                                              --------     --------     --------     --------

Income (Loss) before provision (benefit) for income taxes           (3)          66          494          475
Provision (Benefit) for income taxes                               (12)          18          163          166
                                                              --------     --------     --------     --------
Net income                                                    $      9     $     48     $    331     $    309
                                                              ========     ========     ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 - INSTITUTIONAL SEGMENT

      Premiums increased by $218 million, or 13%, to $1,896 million for the three months ended September 30, 2001 from $1,678 million for the comparable 2000 period. Group insurance premiums rose by $224 million, due, in most part, to sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. Significant premiums received from several existing group life customers in 2001 also contributed to this variance. Retirement and savings premiums decreased $6 million, as a result of higher premiums received in 2000 from several existing customers.

      Universal life and investment-type product policy fees increased by $4 million, or 3%, to $139 million for the three months ended September 30, 2001 from $135 million for the comparable 2000 period. This rise in fees reflects growth in sales and deposits in group universal life products resulting from a change in customer preference for group universal life over optional term life products.

      Other revenues decreased by $2 million, or 1%, to $155 million for the three months ended September 30, 2001 from $157 million for the comparable 2000 period. Retirement and savings' other revenues fell by $13 million as a consequence of a depressed equity market, which led to lower fees on index-guaranteed separate accounts. Index-guaranteed separate accounts have been discontinued in the fourth quarter of 2001, and consequently, a continued decline in fees relating to this product should be expected. This decline is partially offset by an $11 million increase stemming from sales growth in this segment's dental and disability administrative businesses. This growth is dampened by an $11 million final settlement on several cases in 2000 relating to Metropolitan Life's former medical business.

      Policyholder benefits and claims increased by $437 million, or 22%, to $2,438 million for the three months ended September 30, 2001 from $2,001 million for the comparable 2000 period. Group insurance expenses grew by $427 million primarily due to $291 million in claims related to the September 11, 2001 tragedies. The balance of the group variance is largely attributable to growth in this segment's group life, dental, disability and long-term care insurance businesses, commensurate with the premium variance discussed above. The continued accumulation of interest on liabilities relating to this segment's large block of non-participating annuity business accounted for the majority of a $10 million increase in retirement and savings.

      Interest credited to policyholders decreased by $40 million, or 14%, to $249 million for the three months ended September 30, 2001 from $289 million for the comparable 2000 period. An overall decline in crediting rates in 2001 as a result of the current interest rate environment is mostly responsible for reductions of $18 million and $22 million in group life and retirement and savings, respectively.

      Policyholder dividends increased by $76 million, or 507%, to $91 million for the three months ended September 30, 2001 from $15 million for the comparable 2000 period. The rise in dividends is primarily attributable to favorable experience on a large group life participating contract in 2001. Policyholder dividends vary from period to period based on participating contract experience.

      Other expenses decreased by $38 million, or 9%, to $406 million for the three months ended September 30, 2001 from $444 million in the comparable 2000 period. Other expenses related to retirement and savings fell by $54 million as a result of expense management initiatives and lower rebate expenses associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. This expense decline is partially offset by a $16 million increase in group insurance expenses, stemming from higher non-deferrable variable expenses associated with premium growth. Non-deferrable variable expenses include premium taxes, commissions and administrative expenses for the dental and disability businesses.

      The effective income tax rate for the three months ended September 30, 2001 differs from the corporate tax rate of 35% primarily due to the impact of tax-preferred investment income.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 - INSTITUTIONAL SEGMENT

      Premiums increased by $448 million, or 9%, to $5,503 million for the nine months ended September 30, 2001 from $5,055 million for the comparable 2000 period. Group insurance premiums rose by $635 million, due, in most part, to sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. In addition, significant premiums received from several existing group life customers in 2001 and the BMA acquisition contributed to this variance. This growth is reduced by the impact of $101 million in additional insurance coverage purchased in 2000 by existing customers with funds received in the demutualization. Retirement and savings premiums decreased $187 million, as a result of higher premiums received in 2000 from several existing customers.

      Universal life and investment-type product policy fees increased by $35 million, or 9%, to $443 million for the nine months ended September 30, 2001 from $408 million for the comparable 2000 period. This rise in fees reflects growth in sales and deposits in group universal life and corporate-owned life insurance products. Higher fees in group universal life products represent a change in customer preference for group universal life over optional term life products. The increase in corporate-owned life insurance represents a significant deposit received in 2001 from an existing customer.

      Other revenues decreased by $16 million, or 3%, to $485 million for the nine months ended September 30, 2001 from $501 million for the comparable 2000 period. Retirement and savings' other revenues fell by $19 million predominately as a consequence of a depressed equity market, which led to lower fees on index-guaranteed separate accounts. Index-guaranteed separate accounts have been discontinued in the fourth quarter of 2001, and consequently, a continued decline in fees relating to this product should be expected. In addition, a large withdrawal by an existing customer contributed to this variance. This decline is partially offset by a $3 million rise in other revenues stemming from sales growth in this segment's dental and disability administrative businesses and higher management fees from group life and long-term care separate accounts. This increase is partially offset by final settlements in 2000 on several cases related to the term life and former medical business.

      Policyholder benefits and claims increased by $615 million, or 10%, to $6,632 million for the nine months ended September 30, 2001 from $6,017 million for the comparable 2000 period. Group insurance expenses grew by $800 million, primarily due to $291 million in claims related to the September 11, 2001 tragedies. The balance of the increase is largely attributable to growth in this segment's group life, dental, disability and long-term care insurance businesses, commensurate with the premium variance discussed above. Partially offsetting this increase is a $185 million decline in retirement and savings, commensurate with the premium variance discussed above.

      Interest credited to policyholders decreased by $33 million, or 4%, to $770 million for the nine months ended September 30, 2001 from $803 million for the comparable 2000 period. A $4 million decline in group life is largely attributable to an overall decline in crediting rates in 2001 as a result of the current interest rate environment. The expense savings in group life was partially dampened by an increase in average customer account balances stemming from asset growth, resulting in $19 million in additional expenses.

Retirement and savings decreased $29 million due to an overall decline in crediting rates in 2001 as a result of the current interest rate environment.

      Policyholder dividends increased by $99 million, or 103%, to $195 million for the nine months ended September 30, 2001 from $96 million for the comparable 2000 period. The rise in dividends is primarily attributable to favorable experience on a large group life participating contract in 2001. Policyholder dividends vary from period to period based on participating contract experience.

      Other expenses increased by $39 million, or 3%, to $1,298 million for the nine months ended September 30, 2001 from $1,259 million in the comparable 2000 period. Group insurance expenses grew by $94 million due primarily to costs incurred in connection with initiatives focused on improving service delivery through investments in technology and higher rebate expenses associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. In addition, a rise in non-deferrable variable expenses associated with premium growth contributed to the group insurance variance. Non-deferrable variable expenses include premium taxes, commissions and administrative expenses for the dental and disability businesses. Other expenses related to retirement and savings decreased by $55 million as a result of expense management initiatives and lower rebate expenses associated with the Company's securities lending program.

REINSURANCE SEGMENT

      The following table presents summary consolidated financial information for the Reinsurance segment for the periods indicated:

                                                       FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                       --------     --------    --------    --------
                                                         2001         2000        2001        2000
                                                       --------     --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums                                               $    392     $    327    $  1,197    $  1,055
Net investment income                                       103           95         288         278
Other revenues                                               12            9          28          20
Net investment (losses) gains                               (12)           2           2          (1)
                                                       --------     --------    --------    --------
  Total revenues                                            495          433       1,515       1,352
                                                       --------     --------    --------    --------

EXPENSES
Policyholder benefits and claims                            318          271         972         845
Interest credited to policyholder account balances           36           28          84          79
Policyholder dividends                                        5            5          16          15
Other expenses                                              106           81         309         279
                                                       --------     --------    --------    --------
  Total expenses                                            465          385       1,381       1,218
                                                       --------     --------    --------    --------
Income before provision for income taxes                     30           48         134         134
Provision for income taxes                                    4           11          30          33
Minority interest                                            17           21          56          57
                                                       --------     --------    --------    --------
Net income                                             $      9     $     16    $     48    $     44
                                                       ========     ========    ========    ========


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 - REINSURANCE SEGMENT

      Premiums increased by $65 million, or 20%, to $392 million for the three months ended September 30, 2001 from $327 million for the comparable 2000 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues increased by $3 million, or 33%, to $12 million for the three months ended September 30, 2001 from $9 million for the comparable 2000 period. Other revenues can fluctuate period to period depending on the level of earned fees on financial reinsurance. Financial reinsurance agreements represent low mortality risk business, which is assumed and subsequently retroceded. The net fee earned is recorded in other revenues.

      Policyholder benefits and claims increased by $47 million, or 17%, to $318 million for the three months ended September 30, 2001 from $271 million for the comparable 2000 period. Claims experience for the three months ended September 30, 2001 include claims arising from the September 11, 2001 tragedies of approximately $16 million, net of amounts recoverable from reinsurers and before minority interest adjustments. This amount represents the best estimate of the Reinsurance segment's ultimate exposure to the September 11, 2001 tragedies claims development to date, however it will take several more months before claims are fully developed and therefore this estimate is subject to change. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term.

      Interest credited to policyholder account balances increased by $8 million, or 29%, to $36 million for the three months ended September 30, 2001 from $28 million for the comparable 2000 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts and certain cash value contracts. The increase is primarily related to an increase in the interest credited on a certain block of annuities, the crediting rate of which is based on the performance of the underlying assets.

Therefore, any fluctuations in interest credited related to this block is generally offset by a corresponding change in net investment income. Additionally, interest credited to policyholder account balances includes amounts credited to a block of single premium deferred annuity contracts reinsured during the third quarter of 2001.

      Policyholder dividends are unchanged at $5 million for the three months ended September 30, 2001 and 2000.

      Other expenses increased by $25 million, or 31%, to $106 million for the three months ended September 30, 2001 from $81 million for the comparable 2000 period. An increase in allowances paid under reinsurance treaties is the primary contributor to the increase in other expenses. Other expenses, which include underwriting, acquisition and insurance expenses, were 21% of consolidated revenues in 2001 compared with 19% in 2000. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured.

      Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 - REINSURANCE SEGMENT

      Premiums increased by $142 million, or 13%, to $1,197 million for the nine months ended September 30, 2001 from $1,055 million for the comparable 2000 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues increased by $8 million, or 40%, to $28 million for the nine months ended September 30, 2001 from $20 million for the comparable 2000 period. This increase is primarily due to the acquisition during the second half of 2000 of the remaining 60% of RGA/Swiss Financial Group, L.L.C., which was subsequently renamed RGA Financial Group, L.L.C. ("RGA Financial Group").

      Policyholder benefits and claims increased by $127 million, or 15%, to $972 million for the nine months ended September 30, 2001 from $845 million for the comparable 2000 period. Policyholder benefits and claims were 81% of premiums in 2001 compared with 80% in 2000. Claims arising from the September 11, 2001 tragedies, of approximately $16 million, net of amounts recoverable from reinsurers and before minority interest adjustments, and unfavorable mortality experience, primarily in the U.S. traditional business, during the first quarter of 2001 contributed to the increase in policy benefits and claims as a percentage of premiums. Mortality is expected to vary from period to period, but generally remains fairly constant over the long term. Analysis of the claims activity during the nine months ended September 30, 2001 suggested no significant variances by cause of death, client company, or issue year which would indicate any pricing or profitability problems.

      Interest credited to policyholder account balances increased by $5 million, or 6%, to $84 million for the nine months ended September 30, 2001 from $79 million for the comparable 2000 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts and certain cash value products. The increase is primarily related to an increase in the interest credited on newly assumed and previously existing blocks of annuities whose crediting rate is based on the performance of the underlying assets. Therefore, any fluctuations in interest credited related to these blocks are generally offset by a corresponding change in net investment income.

      Policyholder dividends are essentially unchanged at $16 million for the nine months ended September 30, 2001 versus $15 million for the comparable 2000 period.

      Other expenses increased by $30 million, or 11%, to $309 million for the nine months ended September 30, 2001 from $279 million for the comparable 2000 period. Other expenses, which include underwriting, acquisition and insurance expenses, were 20% of consolidated revenues in 2001 compared with 21% in 2000. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured as the amount paid can vary significantly based on the type of business and the reinsurance treaty. The acquisition of RGA Financial Group during the second half of 2000 contributed to the overall increase in other expenses.

      Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated.

AUTO & HOME SEGMENT

      The following table presents summary consolidated financial information for the Auto & Home segment for the periods indicated:

                                                   FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                   --------    --------     --------     --------
                                                     2001        2000         2001         2000
                                                   --------    --------     --------     --------
                                                               (DOLLARS IN MILLIONS)
REVENUES
Premiums                                           $    692    $    664     $  2,047     $  1,965
Net investment income                                    48          49          150          132
Other revenues                                            6           5           18           23
Net investment losses                                    --          (6)          (6)          --
                                                   --------    --------     --------     --------
  Total revenues                                        746         712        2,209        2,120
                                                   --------    --------     --------     --------

EXPENSES
Policyholder benefits and claims                        512         485        1,605        1,495
Other expenses                                          206         230          613          637
                                                   --------    --------     --------     --------
  Total expenses                                        718         715        2,218        2,132
                                                   --------    --------     --------     --------
Income (Loss) before provision for income taxes          28          (3)          (9)         (12)
Provision (Benefit) for income taxes                      6          (9)         (14)         (17)
                                                   --------    --------     --------     --------
Net income                                         $     22    $      6     $      5     $      5
                                                   ========    ========     ========     ========


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 - AUTO & HOME SEGMENT

      Premiums increased by $28 million, or 4%, to $692 million for the three months ended September 30, 2001 from $664 million for the comparable 2000 period. Auto premiums grew by $27 million primarily due to higher average premiums resulting from rate increases. Property premiums were unchanged, as the impact of rate increases has been entirely offset by a decrease in retention resulting from certain underwriting actions. Premiums from other personal lines improved by $1 million.

      Other revenues were essentially unchanged at $6 million for the three months ended September 30, 2001 as compared to $5 million for the three months ended September 30, 2000.

      Policyholder benefits and claims increased by $27 million, or 6%, to $512 million for the three months ended September 30, 2001 from $485 million for the comparable 2000 period. Auto policyholder benefits and claims are higher by $27 million due to growth in the business and increased average claim costs. Property policyholder benefits and claims declined by $3 million due to decreased catastrophes, partially offset by increases in severity and non-catastrophe weather related losses. The property loss ratio decreased to 78.0% in 2001 from 78.6% in 2000. Catastrophes represented 7.8% of the loss ratio in 2001 compared to 24.2% in 2000. Other policyholder benefits and claims increased by $3 million.

      Other expenses decreased by $24 million, or 10%, to $206 million, for the three months ended September 30, 2001, from $230 million for the comparable 2000 period. This variance is primarily the result of a reduction in integration costs associated with the St. Paul acquisition. The expense ratio decreased to 29.6% in 2001 from 34.6% in 2000.

      The effective income tax rates for the three months ended September 30, 2001 and 2000 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 - AUTO & HOME SEGMENT

      Premiums grew by $82 million, or 4%, to $2,047 million for the nine months ended September 30, 2001 from $1,965 million for the comparable 2000 period. Auto and property premiums improved by $71 million and $11 million, respectively, primarily due to higher average premiums resulting from rate increases. Premiums from other personal lines were unchanged at $33 million for both the nine months ended September 30, 2001 and 2000.

      Other revenues decreased by $5 million, or 22%, to $18 million for the nine months ended September 30, 2001 from $23 million for the comparable 2000 period. This decline was primarily due to the revision of an estimate for a reinsurance recoverable, related to the disposition of this segment's reinsurance business in 1990, recorded in the first quarter of 2000.

      Policyholder benefits and claims increased by $110 million, or 7%, to $1,605 million for the nine months ended September 30, 2001 from $1,495 million for the comparable 2000 period. Auto policyholder benefits and claims increased by $65 million due to inflationary pressures on claim severity and growth in the business. Correspondingly, the auto loss ratio was 75.4% in 2001 as compared to 74.6% in 2000. Property policyholder benefits and claims increased by $33 million due to higher non-catastrophe weather related losses in 2001, partially offset by a decline in catastrophe losses. The property loss ratio rose to 87.2% in 2001 from 82.0% in 2000. Catastrophes represented 16.0% of the loss ratio in 2001 compared to 20.0% in 2000. Other policyholder benefits and claims grew by $12 million, primarily due to an increase in high liability personal umbrella claims. This segment tends to be very volatile in the shorter-term versus a longer-term business cycle due to low premium volume and high liability limits.

      Other expenses decreased by $24 million, or 4%, to $613 million for the nine months ended September 30, 2001 from $637 million for the comparable period in 2000 due to a reduction in integration costs associated with the St. Paul acquisition. The expense ratio declined to 29.9% in 2001 from 32.4% in 2000.

      The effective income tax rates for the nine months ended September 30, 2001 and 2000 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

ASSET MANAGEMENT SEGMENT

      The following table presents summary consolidated financial information for the Asset Management segment for the periods indicated:

                                            FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                            --------------------    --------------------
                                              2001        2000        2001        2000
                                            --------    --------    --------    --------
                                                        (DOLLARS IN MILLIONS)
REVENUES
Net investment income                        $   18      $   21      $   54      $   63
Other revenues                                   42         217         154         651
Net investment gains                             25          --          25          --
                                             ------      ------      ------      ------
  Total revenues                                 85         238         233         714
                                             ------      ------      ------      ------

OTHER EXPENSES                                   56         213         194         625
                                             ------      ------      ------      ------

Income before provision for income taxes
  and minority interest                          29          25          39          89
Provision for income taxes                       11           6          14          24
Minority interest                                --          10          --          34
                                             ------      ------      ------      ------
Net income                                   $   18      $    9      $   25      $   31
                                             ======      ======      ======      ======


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 - ASSET MANAGEMENT SEGMENT

      Other revenues, which primarily comprise management and advisory fees, decreased by $175 million, or 81%, to $42 million in 2001 from $217 million in 2000. The most significant factors contributing to this decline are the sales of Nvest and Conning which occurred on October 30, 2000 and July 2, 2001, respectively. These events reduced other revenues by $155 million and $19 million, respectively. Excluding the impact of these two transactions, other revenues decreased by $1 million, or 2%, to $42 million in 2001 from $43 million in 2000. This is attributable to lower average assets under management during the period. Assets under management decreased to $51 billion as of September 30, 2001 from $58 billion as of September 30, 2000. The decline in assets under management occurred as a result of the downturn in the equity market and Institutional customer withdrawals of fixed income investments. The impact of these events is partially mitigated by higher assets under management resulting from increased equity mutual fund sales and the acquisition of the management of a $2 billion real estate portfolio in the first half of 2001. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

      Other expenses decreased by $157 million, or 74%, to $56 million in 2001 from $213 million in 2000. The sales of Nvest and Conning reduced other expenses by $137 million and $22 million, respectively. Excluding the impact of these transactions, other expenses increased slightly to $56 million in 2001 from $54 million in 2000, due to additions of distribution and servicing employees to build infrastructure for future growth.

      Minority interest, principally reflecting third-party ownership interest in Nvest, decreased by $10 million, or 100%, due to the sale of Nvest.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 - ASSET MANAGEMENT SEGMENT

      Other revenues, which primarily comprise management and advisory fees, decreased by $497 million, or 76%, to $154 million in 2001 from $651 million in 2000. The most significant factors contributing to this decline are the sales of Nvest and Conning. These events reduced other revenues by $472 million and $30 million, respectively. Excluding the impact of these transactions, other revenues increased by $5 million, or 4%, to $123 million in 2001 from $118 million in 2000, primarily due to higher assets under management resulting from increased equity mutual fund sales and the acquisition of the management of a $2 billion real estate portfolio in the first half of 2001. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

      Other expenses decreased by $431 million, or 69%, to $194 million in 2001 from $625 million in 2000. The sales of Nvest and Conning reduced other expenses by $409 million and $33 million, respectively. Excluding the impact of these transactions, other expenses increased by $11 million, or 7%, to $160 million in 2001 from $149 million in 2000. This variance is attributable to an additional $8 million in compensation and benefits expense due to addition of distribution and servicing employees to build infrastructure for future growth. In addition, other general and administrative expenses increased by $3 million, or 4%, to $76 million in 2001 from $73 million in 2000, primarily due to a rise in discretionary expenses.

      Minority interest, principally reflecting third-party ownership interest in Nvest, decreased by $34 million, or 100%, due to the sale of Nvest.

INTERNATIONAL SEGMENT

      The following table presents summary consolidated financial information for the International segment for the periods indicated:

                                                          FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                          --------------------   -------------------
                                                            2001        2000       2001       2000
                                                          --------    --------   --------   --------
                                                                     (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                  $    210    $    162   $    583   $    481
Universal life and investment-type product policy fees           8          15         28         39
Net investment income                                           63          62        189        190
Other revenues                                                   4           2         10          7
Net investment (losses) gains                                   (9)          1         19          9
                                                          --------    --------   --------   --------
  Total revenues                                               276         242        829        726
                                                          --------    --------   --------   --------

EXPENSES
Policyholder benefits and claims                               158         139        463        411
Interest credited to policyholder account balances              15          15         41         43
Policyholder dividends                                          10           9         29         24
Payments to former Canadian policyholders                       --          --         --        327
Other expenses                                                  84          67        227        205
                                                          --------    --------   --------   --------
  Total expenses                                               267         230        760      1,010
                                                          --------    --------   --------   --------
Income (Loss) before provision for income taxes                  9          12         69       (284)
Provision for income taxes                                       4           5         10         12
                                                          --------    --------   --------   --------
Net income (loss)                                         $      5    $      7   $     59   $   (296)
                                                          ========    ========   ========   ========


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 - INTERNATIONAL SEGMENT

      Premiums increased by $48 million, or 30%, to $210 million for the three months ended September 30, 2001 from $162 million for the comparable 2000 period. Mexico's premiums grew by $24 million due to additional sales in group life and individual life products. Protection-type product sales fostered by the continued expansion of the professional sales force in South Korea mostly accounted for an additional $10 million in premiums. Higher individual life sales resulting from anticipated price increases spurred an additional $10 million in Taiwanese premiums. A $3 million increase in Spain's premiums is primarily due to the continued growth in the direct auto business. The remainder of the variance is attributable to minor fluctuations in several countries.

      Universal life and investment-type product policy fees decreased by $7 million, or 47%, to $8 million for the three months ended September 30, 2001 from $15 million for the comparable 2000 period. This decline is largely attributable to a reduction in fees in Spain resulting from a decrease in assets under management. This is a result of a planned cessation of product lines offered through a joint venture with Banco Santander.

      Other revenues increased by $2 million, or 100%, to $4 million for the three months ended September 30, 2001 from $2 million for the comparable 2000 period. Spain's other revenues rose by $1 million due largely to an outsourcing agreement with Banco Santander for the use of space and software during the planned termination of the joint venture discussed above. The remainder of the increase is attributable to minor variances in several countries.

      Policyholder benefits and claims increased by $19 million, or 14%, to $158 million for the three months ended September 30, 2001 from $139 million for the comparable 2000 period. Mexico's, Taiwan's and South Korea's policyholder benefits and claims grew by $20 million, $6 million and $5 million, respectively, commensurate with the overall premium variance discussed above. Policyholder benefits and claims decreased by $10 million in Spain. This decline is a result of a planned cessation of product lines offered through the joint venture discussed above. The remainder of the variance is attributable to minor fluctuations in several countries.

      Interest credited to policyholder account balances remained unchanged at $15 million for the three months ended September 30, 2001 and 2000.

      Policyholder dividends increased by $1 million, or 11%, to $10 million for the three months ended September 30, 2001 from $9 million for the comparable 2000 period, largely due to the aforementioned growth in Mexico's group life sales.

      Other expenses increased by $17 million, or 25%, to $84 million for the three months ended September 30, 2001 from $67 million in the comparable 2000 period. Advertising expenses and investments in technology are the primary contributors to a $7 million rise in Spain's expenses. South Korea's, Mexico's, and Taiwan's other expenses increased by $6 million, $2 million and $2 million, respectively, primarily due to growth in business in these countries.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 - INTERNATIONAL SEGMENT

      Premiums increased by $102 million, or 21%, to $583 million for the nine months ended September 30, 2001 from $481 million for the comparable 2000 period. Mexico's premiums grew by $51 million due to additional sales in group life and individual life products. Protection-type product sales fostered by the continued expansion of the professional sales force in South Korea mostly accounted for an additional $26 million in premiums. Spain's premiums rose by $15 million primarily due to continued growth in the direct auto business. Higher individual life sales resulting from anticipated price increases spurred an additional $13 million in Taiwanese premiums. The remainder of the variance is attributable to minor fluctuations in several countries.

      Universal life and investment-type product policy fees decreased by $11 million, or 28%, to $28 million for the nine months ended September 30, 2001 from $39 million for the comparable 2000 period. This decline is primarily due to a reduction in fees in Spain attributable to a reduction in assets under management. This is a result of a planned cessation of product lines offered through a joint venture with Banco Santander.

      Other revenues increased by $3 million, or 43%, to $10 million for the nine months ended September 30, 2001 from $7 million for the comparable 2000 period due in large part to a $2 million adjustment resulting from the required accounting for foreign currency translation fluctuations in Indonesia, a highly inflationary economy. The remainder of the increase is attributable to minor variances in several countries.

      Policyholder benefits and claims increased by $52 million, or 13%, to $463 million for the nine months ended September 30, 2001 from $411 million for the comparable 2000 period. Mexico's, South Korea's and Taiwan's policyholder benefits and claims increased by $36 million, $14 million and $8 million, respectively, commensurate with the overall premium variance discussed above. These negative variances are partially offset by a $7 million decrease in Argentina's life sales as a result of a recession in that country. The remainder of the variance is attributable to minor fluctuations in several countries.

      Interest credited to policyholder account balances decreased by $2 million, or 5%, to $41 million for the nine months ended September 30, 2001 from $43 million for the comparable 2000 period. An overall decline in crediting rates in 2001 caused by the current interest rate environment is primarily responsible for a $5 million reduction in South Korea. Spain's interest credited dropped $4 million mostly due to a reduction in assets under management. This is a result of a planned cessation of product lines offered through a joint venture with Banco Santander. These negative variances were partially offset by a $3 million increase in Mexico, commensurate with the overall premium variance discussed above. The remainder of the variance is attributable to minor fluctuations in several countries.

      Policyholder dividends increased by $5 million, or 21%, to $29 million for the nine months ended September 30, 2001 from $24 million for the comparable 2000 period, largely due to the aforementioned growth in Mexico's group life sales.

      Other expenses increased by $22 million, or 11%, to $227 million for the nine months ended September 30, 2001 from $205 million in the comparable 2000 period. South Korea's and Mexico's other expenses grew by $11 million and $7 million, respectively, primarily due to the growth in business in these countries. Advertising expenses and investments in technology are the primary contributors to a $3 million rise in Spain's expenses. In addition, the introduction of a private pension product accounted for a $2 million rise in Argentina's other expenses. The remainder of the variance is attributable to minor fluctuations in several countries.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000 - CORPORATE & OTHER

      Total revenues, which consist of net investment income, other revenues and net investment losses that are not allocated to other business segments, decreased by $3 million, or 4%, to $74 million for the three months ended September 30, 2001 from $77 million for the comparable 2000 period. Net investment income declined $18 million as a result of fewer sales in the underlying assets held in corporate limited partnerships. In addition, a $17 million decrease in other revenues contributed to this variance. The decrease in other revenues is due, in part, to the sale of NaviSys in 2000. These decreases are partially offset by a $31 million reduction in net investment losses in connection with the Company's strategy in 2000 to reposition its portfolio in order to provide a higher operating return on its invested assets. Total expenses decreased by $25 million, or 16%, to $127 million in 2001 from $152 million for the comparable 2000 period. The decrease in expenses is largely attributable to the sale of NaviSys in 2000, as well as an $11 million decrease in interest expense associated with a reduction in borrowing levels and a lower interest rate environment in 2001.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000 - CORPORATE & OTHER

      Total revenues, which consist of net investment income, other revenues and net investment losses that are not allocated to other business segments, decreased by $52 million, or 19%, to $216 million for the nine months ended September 30, 2001 from $268 million for the comparable 2000 period. This variance is primarily due to a $46 million decrease in net investment income resulting principally from sales, in 2000, of underlying assets held in corporate limited partnerships. In addition, a $32 million reduction in other revenues associated with the sales of NaviSys and Farmers National in 2000, contributed to this variance. These decreases are partially offset by a $25 million reduction in net investment losses in connection with the Company's strategy in 2000 to reposition its portfolio in order to provide a higher operating return on its invested assets. Total expenses decreased by $237 million, or 37%, to $411 million in 2001 from $648 million for the comparable 2000 period. This decline is largely attributable to a $230 million decrease in expenses associated with the Company's demutualization, which was completed on April 7, 2000.


LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

      The primary uses of liquidity of the Holding Company include the payment of common stock dividends, interest payments on debentures issued to MetLife Capital Trust I and other debt servicing, contributions to subsidiaries, payment of general operating expenses and the repurchase of the Company's common stock. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life and the interest received from Metropolitan Life under the capital note described in Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 2000 included in MetLife, Inc.'s Annual Report on Form 10-K filed with the SEC. In addition, sources of liquidity also include programs for short- and long-term borrowing, as needed, arranged through the Holding Company and MetLife Funding, Inc., a subsidiary of Metropolitan Life. In addition, the Holding Company filed a shelf registration statement, effective June 1, 2001, with the SEC which permits the registration and issuance of debt and equity securities as described more fully therein. See "--The Company -- Financing" below. The Company anticipates issuing debt securities under this registration statement by December 31, 2001.

      Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

      The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

      In connection with the contribution of the net proceeds from the initial public offering, the private placements and the offering of equity security units in 2000, Metropolitan Life issued to the Holding Company a $1,006 million 8.00% mandatorily convertible capital note due 2005.

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

      Based on the historic cash flows and the current financial results of Metropolitan Life, subject to any dividend limitations which may be imposed upon Metropolitan Life or its subsidiaries by regulatory authorities, management believes that cash flows from operating activities, together with the dividends Metropolitan Life is permitted to pay without prior insurance regulatory clearance and the interest received on the capital note from Metropolitan Life will be sufficient to enable the Holding Company to make payments on the debentures issued to MetLife Capital Trust I, make dividend payments on its Common Stock, pay all operating expenses and meet its other obligations.

      On March 28, 2001, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program began after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase its common stock from the Metropolitan Life Policyholder Trust, in the open market and in privately negotiated transactions. During the nine months ended September 30, 2001, 34,889,811 shares of common stock have been acquired for $1,019 million.

      On August 7, 2001, the Company purchased 10 million shares of its common stock as part of the sale of 25 million shares of MetLife stock by Santusa Holdings, S.L., an affiliate of Banco Santander Central Hispano, S.A. The sale by Santusa Holdings, S.L. was made pursuant to a shelf registration statement, effective June 29, 2001.

      RESTRICTIONS AND LIMITATIONS ON BANK HOLDING COMPANIES AND FINANCIAL HOLDING COMPANIES - CAPITAL. MetLife, Inc. and its insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At September 30, 2001 MetLife, Inc. and its insured depository institution subsidiaries were in compliance with the aforementioned guidelines.

      As a "financial holding company" and "bank holding company" under the federal banking laws, the Company is required to obtain the prior approval of the Board of Governors of the Federal Reserve System for the changes of control. A change of control is conclusively presumed upon acquisitions of 25% or more of any class of voting securities and rebuttably presumed upon acquisitions of 10% or more of any class voting securities. Further, as a result of MetLife, Inc.'s ownership of MetLife Bank, N.A., a national bank, the Office of the Comptroller of the Currency's approval would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

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

      Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. Treasury securities, short-term investments, common stocks and marketable fixed maturity securities. The Company's available portfolio of liquid assets was approximately $107 billion and $101 billion at September 30, 2001 and December 31, 2000, respectively.

      Sources of liquidity also include programs for short- and long-term borrowing, as needed, arranged through the Holding Company and MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "--Financing" below.

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

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position. Based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 7 of Notes to unaudited interim condensed consolidated financial statements and "Legal Proceedings" in
Part II, Item 1 herein.

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

     RISK-BASED CAPITAL ("RBC"). Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At September 30, 2001, Metropolitan Life's and each of its U.S. insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

     The National Association of Insurance Commissioners' ("NAIC") Codification of Statutory Accounting Principles ("Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments, became effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the New York Insurance Department also adopted Codification with certain modifications. The adoption of Codification in accordance with NAIC guidance and Codification, as modified by the New York Insurance Department, increased Metropolitan Life's statutory capital and surplus by approximately $1.5 billion and $35 million, respectively, on January 1, 2001. Further modifications by state insurance departments may impact the effect of Codification on Metropolitan Life's statutory surplus and capital.

     FINANCING. MetLife Funding, Inc. ("MetLife Funding") serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At September 30, 2001 and December 31, 2000, MetLife Funding had a tangible net worth of $10.6 million and $10.3 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life. At September 30, 2001 and December 31, 2000, MetLife Funding had total outstanding liabilities of $154 million and $1.1 billion, respectively, consisting primarily of commercial paper. The Holding Company is authorized to raise funds from various funding sources and uses the proceeds for general corporate purposes. At September 30, 2001, the Holding Company had total outstanding short-term debt of $306 million, consisting primarily of commercial paper. The Holding Company anticipates issuing debt securities under a shelf registration statement, effective June 1, 2001, which permits the registration and issuance of debt and equity securities as described more fully therein, by December 31, 2001.

     The Company also maintained approximately $2.4 billion and $2.0 billion in committed credit facilities at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, there was approximately $156 million and $98 million, respectively, outstanding under these facilities.

     SUPPORT AGREEMENTS. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("New England"), whereby it is obligated to maintain New England's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England at September 30, 2001 was in excess of the amount that would trigger such an event.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"), whereby Metropolitan Life is obligated to maintain General American's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American at a level not less than 180% of the NAIC Risk-Based Capitalization Model. The capital and surplus of General American at September 30, 2001 was in excess of the required amount.

     Metropolitan Life has also entered into arrangements with some of its other subsidiaries and affiliates to assist such subsidiaries and affiliates in meeting various jurisdictions' regulatory requirements regarding capital and surplus. Management does not anticipate that these arrangements will place any significant demands upon the Company's liquidity resources.

     CONSOLIDATED CASH FLOWS. Net cash provided by operating activities was $3,315 million and $889 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash provided by the Company's operations in 2001 compared with 2000 is primarily due to the timing in the settlement of other receivables and payables. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

    Net cash used in investing activities was $2,928 million and $1,136 million for the nine months ended September 30, 2001 and 2000, respectively. Purchases of investments exceeded sales, maturities and repayments by $3,684 million and $5,952 million in 2001 and 2000, respectively. These net purchases were primarily attributable to the investment of collateral received in connection with the securities lending program, which increased by $822 million and $4,716 million, for the nine months ended Septamber 30, 2001 and 2000, respectively.

    Net cash provided by (used in) financing activities was $624 million and $(217) million for the nine months ended September 30, 2001 and 2000, respectively. Short-term financing decreased by $393 million and $2,379 million in 2001 and 2000, respectively. In 2000, the primary sources of cash from financing activities included cash proceeds from the Company's initial public offering and concurrent private placements in April 2000, as well as the issuance of mandatorily convertible securities in connection with the formation of MetLife Capital Trust I. The primary uses of cash in financing activities include cash payments in 2000 to eligible policyholders in connection with the demutualization and the pay-down of short-term debt and the acquisition of treasury stock through the Company's stock repurchase program. Deposits to policyholders' account balances exceeded withdrawals by $2,108 million for the nine months ended September 30, 2001 and withdrawals from policyholders' account balances exceeded deposits by $32 million for the nine months ended September 30, 2000.

EFFECTS OF INFLATION

      The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

      During 2001, the Company adopted or applied the following accounting standards: (i) Statement of Financial Accounting Standards ("SFAS") No.
133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133,
(ii) SFAS No. 140, Accounting for Transfers and Servicing of Financial
Assets and Extinguishment of Liabilities - a replacement of FASB No. 125,
(iii) Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments, (iv) SFAS No. 141, Business Combinations, and (v) Staff Accounting Bulletin No. 102, Selected Loan
Loss Allowance and Documentation Issues. Adoption or application of these standards did not have a material impact on the Company's unaudited interim condensed consolidated financial statements. The Financial Accounting Standards Board continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Until this accounting guidance is finalized, the Company cannot determine the ultimate impact it may have on the Company's consolidated financial statements.

  On January 1, 2002, the Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The Company has not yet determined the effect, if any, on its consolidated financial statements of applying the new impairment guidance to goodwill and intangible assets that will be required upon adoption of SFAS 142. On January 1, 2002, the Company will adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements.

INVESTMENTS

      The Company had total cash and invested assets at September 30, 2001 of $167.1 billion. In addition, the Company had $59.6 billion in its separate accounts, for which the Company generally does not bear investment risk.

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

The following table summarizes the Company's cash and invested assets at September 30, 2001 and December 31, 2000:


                                                                     AT SEPTEMBER 30,            AT DECEMBER 31,
                                                                         2001                         2000
                                                                 ----------------------     -----------------------
                                                                 CARRYING         % OF      CARRYING         % OF
                                                                   VALUE          TOTAL      VALUE           TOTAL
                                                                  --------      --------    --------       --------
                                                                               (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value                $117,145           70.1%   $112,979           70.7%
Mortgage loans on real estate                                       22,920           13.7      21,951           13.7
Policy loans                                                         8,163            4.9       8,158            5.1
Equity real estate and real estate joint ventures                    5,476            3.3       5,504            3.4
Cash and cash equivalents                                            4,445            2.7       3,434            2.1
Equity securities and other limited partnership interests            4,661            2.8       3,845            2.4
Other invested assets                                                3,250            1.9       2,821            1.8
Short-term investments                                               1,012            0.6       1,269            0.8
                                                                  --------       --------    --------       --------
     Total cash and invested assets                               $167,072          100.0 %  $159,961          100.0%
                                                                  ========       ========    ========       ========

INVESTMENT RESULTS

     The annualized yields on general account cash and invested assets, excluding net investment gains and losses, were 7.5% and 7.6% for the three months ended September 30, 2001 and 2000, respectively, and 7.6% and 7.4% for the nine months ended September 30, 2001 and 2000, respectively.

  The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and nine months ended September 30, 2001 and 2000:



                                  AT OR FOR THE THREE MONTHS ENDED SEPTEMBER 30,      AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------------------      ---------------------------------------------
                                              2001                    2000                       2001                 2000
                                   ---------------------    ---------------------      -------------------    ----------------------
                                   YIELD (1)     AMOUNT      YIELD (1)     AMOUNT      YIELD (1)    AMOUNT    YIELD (1)    AMOUNT
                                   ---------     ------      ---------     ------      ---------    ------    ---------     ------
                                                                           (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                     7.84%     $  2,132      7.75%       $  2,138     7.80%     $  6,414       7.68%     $  6,260
Net investment losses                                (87)                     (349)                  (427)                    (593)
                                               ---------                 ---------              ---------                ---------
     Total                                      $  2,045                  $  1,789               $  5,987                 $  5,667
                                               ---------                 ---------              ---------                ---------
Ending assets                                   $117,145                  $110,408               $117,145                 $110,408
                                               ---------                 ---------              ---------                ---------
MORTGAGE LOANS: (3)
Investment income                     8.06%     $    458      7.81%       $    420     8.24%     $  1,381       7.81%     $  1,254
Net investment losses                                (44)                      (20)                   (49)                     (14)
                                               ---------                 ---------              ---------                ---------
     Total                                      $    414                  $    400               $  1,332                 $  1,240
                                               ---------                 ---------              ---------                ---------
Ending assets                                   $ 22,920                  $ 21,532               $ 22,920                 $ 21,532
                                               ---------                 ---------              ---------                ---------

EQUITY REAL ESTATE AND
 REAL ESTATE JOINT VENTURES: (4)

Investment income, net of expenses   10.22%     $    139     10.89%       $    144    11.16%     $    457      10.89%     $    466
Net investment gains (losses)                        (25)                       30                    (1)                       57
                                               ---------                 ---------              ---------                ---------
     Total                                      $    114                  $    174               $    456                 $    523
                                               ---------                 ---------              ---------                ---------
Ending assets                                   $  5,476                  $  5,638               $  5,476                 $  5,638
                                               ---------                 ---------              ---------                ---------
POLICY LOANS:
Investment income                     6.36%     $    129      6.36%       $    127     6.52%     $    398       6.36%     $    379
                                               ---------                 ---------              ---------                ---------
Ending assets                                   $  8,163                  $  8,053               $  8,163                 $  8,053
                                               ---------                 ---------              ---------                ---------

EQUITY SECURITIES AND OTHER LIMITED
     PARTNERSHIP INTERESTS:
Investment income                     1.87%     $     20      3.20%       $     31     2.49%     $     74       5.84%     $    161
Net investment gains (losses)                        (27)                       36                   (100)                     112
                                               ---------                 ---------              ---------                ---------
     Total                                      $     (7)                 $     67               $    (26)                $    273
                                               ---------                 ---------              ---------                ---------
Ending assets                                   $  4,661                  $  3,928               $  4,661                 $  3,928
                                               ---------                 ---------              ---------                ---------
CASH, CASH EQUIVALENTS AND SHORT-TERM
     INVESTMENTS:
Investment income                     6.23%     $     80      5.43%       $     69     5.75%     $    217       5.31%     $    204
Net investment gains (losses)                         --                         3                     (5)                       1
                                               ---------                 ---------              ---------                ---------
     Total                                      $     80                  $     72               $    212                 $    205
                                               ---------                 ---------              ---------                ---------
Ending assets                                   $  5,457                  $  4,416               $  5,457                 $  4,416
                                               ---------                 ---------              ---------                ---------
OTHER INVESTED ASSETS:
Investment income                     9.61%     $     79      9.05%       $     59     7.65%     $    187       5.85%     $    110
Net investment gains (losses)                         31                         2                     70                      (45)
                                               ---------                 ---------              ---------                ---------
     Total                                      $    110                  $     61               $    257                 $     65
                                               ---------                 ---------              ---------                ---------
Ending assets                                   $  3,250                  $  2,695               $  3,250                 $  2,695
                                               ---------                 ---------              ---------                ---------
TOTAL INVESTMENTS:
Investment income before expenses
  and fees                            7.70%     $  3,037      7.73%       $  2,988     7.70%     $  9,128       7.60%     $  8,834

Investment expenses and fees         (0.16%)         (62)    (0.13%)           (43)   (0.15%)        (173)     (0.16%)        (181)
                                     ------    ---------     ------      ---------    ------    ---------      ------    ---------
Net investment income                 7.54%     $  2,975      7.60%       $  2,945     7.55%     $  8,955       7.44%     $  8,653
Net investment losses                               (152)                     (298)                  (512)                    (482)
Adjustments to investment losses (5)                  28                        25                    107                       42
Gains from sales of subsidiaries                      25                        --                     25                       --
                                               ---------                 ---------              ---------                ---------
     Total                                      $  2,876                  $  2,672               $  8,575                 $  8,213
                                               =========                 =========              =========                =========

(1) Yields are based on quarterly average asset carrying values for the three months and nine months ended September 30, 2001 and 2000, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity-linked notes of $1,125 million and $1,215 million at September 30, 2001 and 2000, respectively, which include an equity component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3)  Investment income from mortgage loans includes prepayment fees.

(4) Equity real estate and real estate joint venture income is shown net of depreciation of $54 million and $56 million for the three months ended September 30, 2001 and 2000, respectively, and $162 million and $166 million for the nine months ended September 30, 2001 and 2000, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs, charges and credits to participating contracts, and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 70.1% and 70.7% of total cash and invested assets at September 30, 2001 and December 31, 2000, respectively.

     Based on estimated fair value, public fixed maturities and private fixed maturities comprised 83.8% and 16.2%, respectively, of total fixed maturities at September 30, 2001 and 83.6% and 16.4%, respectively, at December 31, 2000. The Company invests in privately placed fixed maturities to enhance the overall value of its portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

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



     The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at September 30, 2001 and December 31, 2000, as well as the percentage, based on estimated fair value, that each designation comprises:



                                                  AT SEPTEMBER 30, 2001                        AT DECEMBER 31, 2000
                                            -----------------------------------        ------------------------------------
                                                           ESTIMATED                                   ESTIMATED
 NAIC         RATING AGENCY                  AMORTIZED       FAIR         % OF          AMORTIZED       FAIR         % OF
 RATING    EQUIVALENT DESIGNATION              COST          VALUE        TOTAL           COST          VALUE         TOTAL
 ------    ----------------------              ----          -----        -----           ----          -----         -----
                                                                         (DOLLARS IN MILLIONS)
   1       Aaa/Aa/A                          $72,860        $76,987        65.8%        $72,170        $74,389        65.9%
   2       Baa                                29,297         30,030        25.6          28,470         28,405        25.1
   3       Ba                                  5,607          5,356         4.6           5,935          5,650         5.0
   4       B                                   3,547          3,203         2.7           3,964          3,758         3.3
   5       Caa and lower                         507            405         0.3             123             95         0.1
   6       In or near default                    347            317         0.3             319            361         0.3
                                            --------       --------       -----        --------       --------       -----
           Subtotal                          112,165        116,298        99.3         110,981        112,658        99.7
           Redeemable preferred stock            749            847         0.7             321            321         0.3
                                            --------       --------       -----        --------       --------       -----
           Total fixed maturities           $112,914       $117,145       100.0%       $111,302       $112,979       100.0%
                                            ========       ========       =====        ========       ========       =====

     Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 91.4% and 91.0% of total fixed maturities in the general account at September 30, 2001 and December 31, 2000, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at September 30, 2001 and December 31, 2000:


                                                          AT SEPTEMBER 30, 2001         AT DECEMBER 31, 2000
                                                          ---------------------         --------------------
                                                                       ESTIMATED                     ESTIMATED
                                                        AMORTIZED        FAIR        AMORTIZED         FAIR
                                                           COST           VALUE         COST          VALUE
                                                           ----           -----         ----          -----
                                                                     (DOLLARS IN MILLIONS)
Due in one year or less                                 $  4,370       $  4,408       $  3,465       $  3,460
Due after one year through five years                     20,026         20,905         21,041         21,275
Due after five years through ten years                    22,878         23,271         23,872         23,948
Due after ten years                                       30,037         31,534         29,564         30,402
                                                        --------       --------       --------       --------
    Subtotal                                              77,311         80,118         77,942         79,085
Mortgage-backed and other asset-backed securities         34,854         36,180         33,039         33,573
                                                        --------       --------       --------       --------
    Subtotal                                             112,165        116,298        110,981        112,658
Redeemable preferred stock                                   749            847            321            321
                                                        --------       --------       --------       --------
    Total fixed maturities                              $112,914       $117,145       $111,302       $112,979
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

The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at September 30, 2001 and December 31, 2000:

                          AT SEPTEMBER 30, 2001        AT DECEMBER 31, 2000
                         -------------------------     ------------------------
                          ESTIMATED       % OF         ESTIMATED        % OF
                          FAIR VALUE      TOTAL        FAIR VALUE       TOTAL
                          ----------      -----        ----------       -----
                                             (DOLLARS IN MILLIONS)
Performing              $116,573           99.6%       $112,371           99.5%
Problem                      255            0.2             163            0.1
Potential Problem            286            0.2             364            0.3
Restructured                  31            0.0              81            0.1
                        --------          -----        --------          -----
    Total               $117,145          100.0%       $112,979          100.0%
                        ========          =====        ========          =====

    The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to fair value fixed maturities that it deems to be other than temporarily impaired. The Company records write-downs as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $215 million and $84 million for the nine months ended September 30, 2001 and 2000, respectively.


     FIXED MATURITIES BY SECTOR. The Company diversifies its fixed maturities by security sector. The following table sets forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at September 30, 2001 and December 31, 2000:



                                          AT SEPTEMBER 30, 2001          DECEMBER 31, 2000
                                          ---------------------       -----------------------
                                       ESTIMATED         % OF         ESTIMATED         % OF
                                       FAIR VALUE        TOTAL        FAIR VALUE        TOTAL
                                       ----------        -----        ----------        -----
                                                        (DOLLARS IN MILLIONS)
U.S. treasuries/agencies            $  9,777              8.3%      $  9,634              8.5%
Corporate securities                  62,503             53.4         56,553             50.1
Foreign government securities          4,785              4.1          5,341              4.7
Mortgage-backed securities            27,903             23.8         25,726             22.8
Asset-backed securities                8,277              7.1          7,847              6.9
Other fixed income assets              3,900              3.3          7,878              7.0
                                    --------       ----------     ----------       ----------
     Total                          $117,145            100.0%      $112,979            100.0%
                                    ========       ==========     ==========       ==========

  CORPORATE FIXED MATURITIES. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:

                         AT SEPTEMBER 30, 2001          AT DECEMBER 31, 2000
                         ---------------------          --------------------
                         ESTIMATED          % OF       ESTIMATED         % OF
                         FAIR VALUE        TOTAL       FAIR VALUE        TOTAL
                         ----------        -----       ----------        -----
                                          (DOLLARS IN MILLIONS)

Industrial               $27,423            43.9%      $27,199            48.1%
Utility                    7,414            11.9         7,011            12.4
Finance                   13,011            20.8        12,722            22.5
Yankee/Foreign (1)        13,999            22.4         9,291            16.4
Other                        656             1.0           330             0.6
                         -------           -----       -------           -----
     Total               $62,503           100.0%      $56,553           100.0%
                         =======           =====       =======           =====


(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no significant exposure to any single issuer. At September 30, 2001, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,271 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at September 30, 2001 was $512 million, which was less than 1% of its total invested assets at such date.

     At September 30, 2001, investments of $6,695 million, or 47.8% of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     MORTGAGE-BACKED SECURITIES. The following table shows the types of mortgage-backed securities the Company held at September 30, 2001 and December 31, 2000:

                                             AT SEPTEMBER 30, 2001            AT DECEMBER 31, 2000
                                           -----------------------         --------------------------
                                           ESTIMATED        % OF           ESTIMATED         % OF
                                           FAIR VALUE       TOTAL          FAIR VALUE        TOTAL
                                           ----------     ---------        ----------      ----------
                                                                (DOLLARS IN MILLIONS)
Pass-through securities                     $11,593            41.5%          $10,610            41.3%
Collateralized mortgage obligations          10,810            38.8             9,866            38.3
Commercial mortgage-backed securities         5,500            19.7             5,250            20.4
                                            -------       ---------         ---------      ----------
      Total                                 $27,903           100.0%          $25,726           100.0%
                                          =========       =========         =========      ==========

     At September 30, 2001, pass-through and collateralized mortgage obligations totaled $22,403 million, or 80.3% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At September 30, 2001, approximately $2,962 million, or 53.9% of the commercial mortgage-backed securities, and $21,365 million, or 95.4% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

      The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

      ASSET-BACKED SECURITIES. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. At September 30, 2001, approximately $3,514 million, or 42.5%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P.

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


MORTGAGE LOANS

      The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.7% and 13.7% of the Company's total cash and invested assets at September 30, 2001 and December 31, 2000, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by type at September 30, 2001 and December 31, 2000:

               AT SEPTEMBER 30, 2001    AT DECEMBER 31, 2000
               ---------------------    --------------------
                CARRYING     % OF        CARRYING     % OF
                 VALUE       TOTAL        VALUE       TOTAL
               ---------    -------     ---------    -------
                            (DOLLARS IN MILLIONS)
Commercial      $17,610       76.8%      $16,869       76.8%
Agricultural      5,161       22.5         4,973       22.7
Residential         149        0.7           109        0.5
                -------      -----       -------      -----
  Total         $22,920      100.0%      $21,951      100.0%
                =======      =====       =======      =====

      COMMERCIAL MORTGAGE LOANS. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at September 30, 2001 and December 31, 2000:


                      AT SEPTEMBER 30, 2001    AT DECEMBER 31, 2000
                      ---------------------    --------------------
                       CARRYING      % OF       CARRYING      % OF
                        VALUE        TOTAL       VALUE        TOTAL
                       -------       -----      -------       -----
                                   (DOLLARS IN MILLIONS)
REGION
South Atlantic         $ 4,731        27.0%     $ 4,542        26.9%
Pacific                  3,406        19.3        3,111        18.4
Middle Atlantic          3,299        18.7        2,968        17.6
East North Central       1,918        10.9        1,822        10.8
West South Central       1,017         5.8        1,169         6.9
New England              1,166         6.6        1,157         6.9
Mountain                   745         4.2          753         4.5
West North Central         689         3.9          740         4.4
International              475         2.7          433         2.6
East South Central         164         0.9          174         1.0
                       -------       -----      -------       -----
   Total               $17,610       100.0%     $16,869       100.0%
                       =======       =====      =======       =====

PROPERTY TYPE
Office                 $ 8,072        45.8%     $ 7,577        44.9%
Retail                   4,065        23.1        4,148        24.6
Apartments               2,566        14.6        2,585        15.3
Industrial               1,814        10.3        1,414         8.4
Hotel                      865         4.9          865         5.1
Other                      228         1.3          280         1.7
                       -------       -----      -------       -----
   Total               $17,610       100.0%     $16,869       100.0%
                       =======       =====      =======       =====


      The following table presents the scheduled maturities for the Company's commercial mortgage loans at September 30, 2001 and December 31, 2000:

                                            AT SEPTEMBER 30, 2001    AT DECEMBER 31, 2000
                                            ---------------------    --------------------
                                             CARRYING      % OF       CARRYING      % OF
                                              VALUE        TOTAL       VALUE        TOTAL
                                             -------       -----      -------       -----
                                                         (DOLLARS IN MILLIONS)
Due in one year or less                      $   537         3.0%     $   644         3.8%
Due after one year through two years             936         5.3          934         5.5
Due after two years through three years        1,385         7.9          830         4.9
Due after three years through four years       1,477         8.4        1,551         9.2
Due after four years through five years        2,349        13.3        1,654         9.8
Due after five years                          10,926        62.1       11,256        66.8
                                             -------       -----      -------       -----
    Total                                    $17,610       100.0%     $16,869       100.0%
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

      The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at September 30, 2001 and December 31, 2000:

                                   AT SEPTEMBER 30, 2001                           AT DECEMBER 31, 2000
                          ------------------------------------------   ------------------------------------------
                                                             % OF                                         % OF
                          AMORTIZED   % OF     VALUATION   AMORTIZED   AMORTIZED   % OF     VALUATION   AMORTIZED
                           COST(1)    TOTAL    ALLOWANCE     COST       COST(1)    TOTAL    ALLOWANCE     COST
                           -------    -----    ---------     ----       -------    -----    ---------     ----
                                                            (DOLLARS IN MILLIONS)
Performing                 $17,018     96.1%    $    31       0.2%      $16,169     95.5%    $    15       0.1%
Restructured                   526      3.0          55      10.5%          646      3.8          47       7.3%
Delinquent or under
  foreclosure                    6      0.0           3      50.0%           24      0.1           4      16.7%
Potentially delinquent         163      0.9          14       8.6%          106      0.6          10       9.4%
                           -------    -----     -------                 -------    -----     -------
  Total                    $17,713    100.0%    $   103       0.6%      $16,945    100.0%    $    76       0.4%
                           =======    =====     =======                 =======    =====     =======

(1) Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for commercial mortgage loans for the nine months ended September 30, 2001:

                                               NINE MONTHS ENDED
                                               SEPTEMBER 30, 2001
                                             ---------------------
                                             (DOLLARS IN MILLIONS)
Balance, beginning of period                        $   76
Additions                                               49
Deductions for writedowns and dispositions             (22)
                                                    ------
Balance, end of period                              $  103
                                                    ======


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

      Approximately 59.9% of the $5,161 million of agricultural mortgage loans outstanding at September 30, 2001 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

      The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at September 30, 2001 and December 31, 2000:

                                    AT SEPTEMBER 30, 2001                          AT DECEMBER 31, 2000
                          ------------------------------------------   ------------------------------------------
                                                             % OF                                         % OF
                          AMORTIZED   % OF     VALUATION   AMORTIZED   AMORTIZED   % OF     VALUATION   AMORTIZED
                           COST(1)    TOTAL    ALLOWANCE     COST       COST(1)    TOTAL    ALLOWANCE     COST
                           -------    -----     -------      ----       -------    -----     -------      ----
                                                            (DOLLARS IN MILLIONS)
Performing                 $ 4,932     95.3%    $    --       0.0%      $ 4,771     95.7%    $     1       0.0%
Restructured                   111      2.1          --       0.0%          172      3.5           2       1.2%
Delinquent or under
  foreclosure                  126      2.4          16      12.7%           24      0.5           4      16.7%
Potentially delinquent          10      0.2           2      20.0%           13      0.3          --       0.0%
                           -------    -----     -------                 -------    -----     -------
  Total                    $ 5,179    100.0%    $    18       0.3%      $ 4,980    100.0%    $     7       0.1%
                           =======    =====     =======                 =======    =====     =======

(1) Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for agricultural mortgage loans for the nine months ended September 30, 2001:

                                                 NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2001
                                               ---------------------
                                               (DOLLARS IN MILLIONS)
Balance, beginning of period                         $     7
Additions                                                  16
Deductions for writedowns and dispositions                 (5)
                                                     --------
Balance, end of period                               $     18
                                                     ========

      The principal risks in holding agricultural mortgage loans are property specific, supply and demand, and financial and capital market risks. Property specific risks include the geographic location of the property, soil types, weather conditions and other factors that may impact the borrower's guaranty. Supply and demand risks include the supply and demand for the commodities produced on the specific property and the related price for those commodities. Financial risks include the overall level of debt on the property and the amount of principal repaid during the loan term. Capital market risks include the general level of interest rates, the liquidity for these securities in the marketplace and the capital available for loan refinancing.

EQUITY REAL ESTATE AND REAL ESTATE JOINT VENTURES

      The Company's equity real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At September 30, 2001 and December 31, 2000, the carrying value of the Company's equity real estate and real estate joint ventures was $5,476 million and $5,504 million, respectively, or 3.3% and 3.4%, respectively, of total cash and invested assets. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in real estate joint ventures net of impairments and valuation allowances. These holdings consist of equity real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate and real estate joint ventures at September 30, 2001 and December 31, 2000:

                              AT SEPTEMBER 30, 2001   AT DECEMBER 31, 2000
                              ---------------------   --------------------
                               CARRYING     % OF       CARRYING     % OF
                                VALUE       TOTAL       VALUE       TOTAL
                               --------     -----      --------     -----
                                           (DOLLARS IN MILLIONS)
Equity real estate             $ 5,094       93.0%     $ 5,069       92.1%
Real estate joint ventures         333        6.1          369        6.7
                               -------      -----      -------      -----
  Subtotal                       5,427       99.1        5,438       98.8
Foreclosed real estate              49        0.9           66        1.2
                               -------      -----      -------      -----
  Total                        $ 5,476      100.0%     $ 5,504      100.0%
                               =======      =====      =======      =====

      Office properties representing 63.5% and 66.1% of the Company's equity real estate and real estate joint venture holdings at September 30, 2001 and December 31, 2000, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 92% and 94% at September 30, 2001 and December 31, 2000, respectively.

      The Company classifies equity real estate and real estate joint ventures as held-for-investment or held-for-sale. The carrying value of equity real estate and real estate joint ventures held-for-investment was $5,351 million and $5,223 million at September 30, 2001 and December 31, 2000, respectively. The carrying value of equity real estate and real estate joint ventures held-for-sale was $125 million and $281 million at September 30, 2001 and December 31, 2000, respectively.

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

      The Company's carrying value of equity real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $125 million and $281 million at September 30, 2001 and December 31, 2000, respectively, are net of impairments of $106 million and $97 million, respectively, and net of valuation allowances of $46 million and $39 million, respectively.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

      The Company's carrying value of equity securities, which primarily consists of investments in common stocks, was $3,036 million and $2,193 million at September 30, 2001 and December 31, 2000, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas was $1,625 million and $1,652 million at September 30, 2001 and December 31, 2000, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.8% and 1.4% of cash and invested assets at September 30, 2001 and December 31, 2000, respectively.

      Equity securities include, at September 30, 2001 and December 31, 2000, $321 million and $577 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by Federal and state securities laws and illiquid trading markets.

      At September 30, 2001 and December 31, 2000 approximately $246 million and $313 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $195 million and $257 million, respectively, primarily through the use of exchangeable securities. During the nine months ended September 30, 2001, two exchangeable subordinated debt securities matured, resulting in a gross realized gain of $44 million on the equity exchanged in satisfaction of the note. The remaining exchangeable debt security issued by the Company matures in 2002 and the Company may repurchase it earlier at its discretion.

      The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,580 million and $1,311 million at September 30, 2001 and December 31, 2000, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

      PROBLEM AND POTENTIAL PROBLEM EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS. The Company monitors its equity securities and other limited partnership interests on a continual basis. Through this monitoring process, the Company identifies investments that management considers to be problems or potential problems.

      Problem equity securities and other limited partnership interests are defined as securities (i) in which significant declines in revenues and/or margins threaten the ability of the issuer to continue operating or (ii) where the issuer has subsequently entered bankruptcy.

      Potential problem equity securities and other limited partnership interests are defined as securities issued by a company that is experiencing significant operating problems or difficult industry conditions. Criteria generally indicative of these problems or conditions are (i) cash flows falling below varying thresholds established for the industry and other relevant factors, (ii) significant declines in revenues and/or margins, (iii) public securities trading at a substantial discount as a result of specific credit concerns, and (iv) other information that becomes available.

      Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to fair value. Write-downs are recorded as investment losses and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. For the nine months ended September 30, 2001 and 2000, such write-downs were $117 million and $10 million, respectively.

OTHER INVESTED ASSETS

      The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $2.5 billion and $2.3 billion at September 30, 2001 and December 31, 2000, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms. The Company's other invested assets represented 1.9% and 1.8% of cash and invested assets at September 30, 2001 and December 31, 2000, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company primarily uses derivative instruments to reduce the risk associated with variable cash flows related to the Company's financial assets and liabilities or to changing market values. This objective is achieved through one of two principal risk management strategies: (i) hedging the variable cash flows of assets, liabilities or forecasted transactions, or (ii) hedging the changes in fair value of financial assets, liabilities or firm commitments. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception.

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

      For the three months and nine months ended September 30, 2001, the Company recognized net investment gains of $30 million and $75 million, respectively, relating to derivatives. The amounts recognized relate primarily to non-speculative derivative uses that are permitted by the New York Insurance Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. The amounts relating to the ineffective portion of cash flow and fair value hedges were immaterial. The amounts relating to the effective portion of fair value hedges and the amounts relating to the changes in fair value attributable to the hedged portion of the underlying instruments were immaterial.

      For the three months and nine months ended September 30, 2001, the Company recognized other comprehensive income of $15 million and $53 million, respectively, relating to the effective portion of cash flow hedges. During the three months and nine months ended September 30, 2001, net unrealized investment gains of $10 million and $15 million, respectively, included in other comprehensive income related to hedged items were reclassified into net investment income.

      The Company held the following positions in derivative financial instruments at September 30, 2001 and December 31, 2000:

                                                AT SEPTEMBER 30, 2001                        AT DECEMBER 31, 2000
                                     ------------------------------------------   ------------------------------------------
                                                              CURRENT MARKET                               CURRENT MARKET
                                                               OR FAIR VALUE                                OR FAIR VALUE
                                     CARRYING   NOTIONAL   --------------------   CARRYING   NOTIONAL   --------------------
                                      VALUE      AMOUNT    ASSETS   LIABILITIES     VALUE     AMOUNT    ASSETS   LIABILITIES
                                      -----      ------    ------   -----------     -----     ------    ------   -----------
                                                                    (DOLLARS IN MILLIONS)
Financial futures                    $    --    $    --    $   --    $     --     $    23    $    254   $   23    $     --
Interest rate swaps                       81      1,388        89           8          41       1,549       49           1
Floors                                    11        325        11          --          --         325        3          --
Caps                                       2      7,890         2          --          --       9,950       --          --
Foreign currency swaps                   149      1,845       186          37          (1)      1,469      267          85
Exchange traded options                   --          4        --          --           1          10       --           1
Foreign currency forwards                 (1)       208        --           1          --          --       --          --
Written covered calls                     --         40        --          --          --          --       --          --
Credit default swaps                      --         30        --          --          --          --       --          --
                                     -------    -------    ------    --------     -------    --------   ------    --------
   Total contractual commitments     $   242    $11,730    $  288    $     46     $    64    $ 13,557   $  342    $     87
                                     =======    =======    ======    ========     =======    ========   ======    ========


SECURITIES LENDING

      Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at September 30, 2001 and December 31, 2000 had estimated fair values of $13,392 million and $12,289 million, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, such as derivative instruments. There have been no material changes in market risk exposures from December 31, 2000, a description of which may be found in MetLife's 2000 Annual Report on Form 10-K filed with the SEC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The following should be read in conjunction with Note 7 to unaudited interim condensed consolidated financial statements in Part I of this Report ("Note 7").

      As previously disclosed, two plaintiffs have jointly brought a lawsuit in Federal court in Alabama alleging that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, violated state law and the Federal RICO statute by conspiring to fail to pay the proper amounts for a motor vehicle that sustained a total loss. The plaintiffs recently filed a voluntary dismissal of this claim. Plaintiffs also filed a new lawsuit alleging breach of contract and bad faith and did not assert a Federal RICO claim. A Pennsylvania state court purported class action lawsuit, filed in August 2001, alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. Preliminary objections have been filed and discovery has not yet commenced. Thirty-two other insurers in Pennsylvania also are defendants in similar actions. In addition, in Florida, Metropolitan Property and Casualty Insurance Company has been named in a class action alleging that it improperly established preferred provider organizations. Discovery has commenced. Metropolitan Property and Casualty Insurance Company is vigorously defending itself against all of the allegations described above.

      In September 2001, the Supreme Court, New York County approved a settlement of the three putative class actions previously brought by shareholders of Conning Corporation in connection with Metropolitan Life's completed tender offer to purchase the shares of Conning that it had not already owned. There will be no appeal.

      In September 2001, Metropolitan Life received a statement of claim, which apparently had been filed in the Superior Court of Justice, Ontario, Canada in April 2001, on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life and Metropolitan Life Insurance Company of Canada. Plaintiffs' allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations and other non-pecuniary relief. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest vigorously all of the plaintiffs' claims in this matter.

      As previously disclosed, four purported class action lawsuits have been filed against Metropolitan Life alleging racial discrimination in the marketing, sale and administration of life insurance policies, including "industrial" life insurance policies sold by Metropolitan Life decades ago. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders who were purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion. These cases are scheduled for trial in April 2002. Metropolitan Life believes it has meritorious defenses and is contesting vigorously plaintiffs' claims.

      As previously disclosed, the settlement of the consolidated multidistrict sales practices class action case against General American was approved by the United States District Court for the Eastern District of Missouri. On appeal, the settlement was affirmed by the United States Court of Appeals for the Eighth Circuit in October 2001.

      In October 2001, the United States District Court for the Southern District of New York approved the settlement of a class action alleging improper sales abroad that was brought against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants. An appeal may be filed. The settlement is within amounts previously recorded by the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the nine months ended September 30, 2001, the Company issued an additional 62,552 shares of its common stock to eligible policyholders of Metropolitan Life in connection with Metropolitan Life's demutualization. These shares were issued pursuant to the exemption from registration provided by
Section 3(a)(10) of the Securities Act of 1933, as amended, the availability of which was confirmed to the Company by the Securities and Exchange Commission in a no-action letter dated November 17, 1999 (publicly available on November 23, 1999).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (b)   Reports on Form 8-K

      During the three months ended September 30, 2001, the following current reports were filed on Form 8-K:

            1. Current Report on Form 8-K filed August 7, 2001 attaching press release dated August 7, 2001 announcing MetLife's second quarter 2001 results.

            2. Current Report on Form 8-K filed August 10, 2001 attaching (i) Underwriting Agreement dated August 7, 2001 among MetLife, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Santusa Holding, S.L., and (ii) Prospectus Supplement dated August 7, 2001 and accompanying Prospectus dated June 29, 2001.

            3. Current Report on Form 8-K filed September 19, 2001 attaching press release dated September 14, 2001 regarding estimates of insurance losses related to September 11, 2001 terrorist attacks.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        METLIFE, INC.


                                        BY: /S/ VIRGINIA M. WILSON
                                           ------------------------------------
                                            SENIOR VICE-PRESIDENT AND CONTROLLER
                                            (AUTHORIZED SIGNATORY AND
                                            PRINCIPAL ACCOUNTING OFFICER)


DATE: NOVEMBER 13, 2001

                                  EXHIBIT INDEX


EXHIBIT                                                                   PAGE
NUMBER                            EXHIBIT NAME                           NUMBER
------                            ------------                           ------
