Form 10-K405
period 2001-12-31
METLIFE INC
filed 2002-03-18
CIK 1099219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 8, 2002 was approximately $23 billion. As of March 8, 2002, 708,598,152 shares of the registrant's Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART OF ITEM 10 AND ITEMS 11, 12 AND 13 OF PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 23, 2002, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                     PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    28
Item 3.   Legal Proceedings...........................................    28
Item 4.   Submission of Matters to a Vote of Security Holders.........    34

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    35
Item 6.   Selected Financial Data.....................................    36
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    42
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    90
Item 8.   Financial Statements and Supplementary Data.................    94
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    95

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    95
Item 11.  Executive Compensation......................................    95
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    95
Item 13.  Certain Relationships and Related Transactions..............    95

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    95

SIGNATURES............................................................   103

EXHIBIT INDEX.........................................................   E-1

     This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) MetLife, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse litigation or arbitration results; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's and its affiliates' claims paying ability or financial strength ratings; (x) changes in rating agency policies or practices;
(xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xiii) other risks and uncertainties described from time to time in MetLife, Inc.'s filings with the Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     As used in this Form 10-K, "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation formed in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

                                     PART I

ITEM 1.  BUSINESS

     MetLife, Inc., through its affiliates and subsidiaries, is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The MetLife companies serve approximately ten million individual households in the U.S. and companies and institutions with approximately 33 million employees and members, including 88 of the FORTUNE 100 largest companies.

     MetLife is one of the largest insurance and financial services companies in the U.S. The Company's unparalleled franchises and brand names uniquely position it to be the preeminent provider of protection and savings and investment products in the U.S. In addition, MetLife's international operations are focused on emerging markets where the demand for insurance and savings and investment products is expected to grow rapidly in the future.

     MetLife's well-recognized brand names, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of tradition and integrity.

     Over the course of the next several years, MetLife will pursue the following specific strategies to achieve its goals:

     - Build on widely recognized brand names

     - Capitalize on large customer base

     - Expand multiple distribution channels

     - Continue to introduce innovative and competitive products

     - Focus international operations on emerging markets

     - Maintain balanced focus on asset accumulation and protection products

     - Reduce operating expenses

     - Strengthen performance-oriented culture

     - Further its commitment to a diverse workplace

     - Optimize operating returns from the Company's investment portfolio

     - Enhance capital efficiency

     MetLife is organized into six major business segments: Individual, Institutional, Reinsurance, Auto & Home, Asset Management and International. Revenues for each segment are provided in Note 21 of Notes to Consolidated Financial Statements.

INDIVIDUAL

     MetLife's Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance, individual disability insurance and long-term care insurance, and annuities and investment products, such as variable and fixed annuities and mutual funds. Individual's principal distribution franchises are MetLife Financial Services, New England Financial, GenAmerica Financial and MetLife Investors Group. Individual also distributes its products through several additional distribution channels, including Nathan & Lewis, MetLife Resources and Texas Life. In total, Individual had approximately 12,300 active sales representatives at the end of 2001.

     MetLife's broadly recognized brand names and strong distribution channels have allowed it to become the third largest provider of individual life insurance and annuities in the U.S., with $11.5 billion of total statutory individual life and annuity premiums and deposits in 2000, the latest year for which the OneSource survey is available. According to a study done by Tillinghast Towers Perrin, through December 31, 2001, MetLife was also the largest issuer of individual variable life insurance in the U.S. based on first-year premiums and deposits. In addition, according to a survey done by the Variable Annuity Resource Data Service, as of December 31, 2001, MetLife was the eighth largest variable annuity writer as measured by variable annuity assets managed.

     Reflecting overall trends in the insurance industry, sales of MetLife's traditional life insurance products have declined in recent years, while first-year premiums and deposits from variable and universal life insurance products have grown at a compound annual rate of 27.1% from 1997 to 2001, excluding the effect of acquiring GenAmerica Financial in 2000. This increase includes the results of a customer retention exchange program. Excluding the exchange program, the compound annual growth rate is 16.5%. Variable and universal sales represented 73.1% of total life insurance sales for Individual in 2001. Individual had $13.7 billion of revenues, or 42.8% of MetLife's total revenues in 2001.

  MARKETING AND DISTRIBUTION

     The Company targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. The Company has also been successful in selling its products in various multicultural markets. Individual products are distributed nationwide through multiple channels, with the primary distribution systems being the MetLife Financial Services career agency system, the New England Financial general agency system, the GenAmerica Financial independent general agency system and MetLife Investors Group's distribution through financial intermediaries. While continuing to invest in its traditional distribution channels, the Company also expanded into additional channels in order to supplement its growth or penetrate specific target markets.

     MetLife Financial Services career agency system. MetLife Financial Services career agency system had 6,142 agents in 192 agencies at December 31, 2001 of which 6,037 were agents under contract and 105 were agents in training. The career agency sales force focuses on the large middle-income market, including multicultural markets. The Company supports its efforts in multicultural markets through targeted advertising, specially trained agents and sales literature written in non-English languages. Multicultural markets represented approximately 27% of MetLife Financial Services' individual life sales in 2001. The average face amount of a life insurance policy sold through the career agency system in 2001 was approximately $190,000, including term insurance.

     Agents in the career agency system are full-time MetLife employees who are compensated primarily with commissions based on sales. As MetLife employees, they also receive certain benefits. Agents in the career agency system may not offer products of other insurers without MetLife's approval. At December 31, 2001, approximately 97% of the agents in the MetLife career agency system were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

     From 1997 through 2001, the number of agents in the MetLife Financial Services career agency system declined from 7,113 to 6,142. This decline was primarily the result of MetLife Financial Services' more stringent standards for recruiting and retaining agents, the consolidation of sales offices and modifications in compensation practices for its sales force. During the same period, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 7.3%.

     New England Financial general agency system. New England Financial's general agency system targets affluent individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial general agency system in 2001 was approximately $330,000, including term insurance.

     At December 31, 2001, New England Financial's sales force included 81 general agencies providing support to over 3,200 agents and a network of independent brokers throughout the U.S. The compensation of agents who are independent contractors and general agents who have exclusive contracts with New England Financial, is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2001, approximately 97% of New England Financial's agents were licensed to sell variable products and mutual funds.

     The number of agents in New England Financial's general agency sales force increased by 184 agents in 2001. New England Financial has increased its sales force at a compound annual growth rate of 7.4% over the past five years. Productivity of the New England Financial general agency force increased at a compound annual rate of 1.5% for the five years ended 2001.

     GenAmerica Financial independent general agency system. GenAmerica Financial markets a portfolio of individual life insurance, annuity contracts, securities, and related financial services to high net-worth individuals and small- to medium-sized businesses through multiple distribution channels. These distribution systems include independent general agents, financial advisors, consultants, brokerage general agencies and other independent marketing organizations. The average face amount of a life insurance policy sold through the GenAmerica Financial independent general agency system in 2001 was approximately $500,000, including term insurance.

     The GenAmerica Financial distribution system sells universal life, variable universal life, and traditional life insurance products through approximately 845 independent general agencies with which it has contractual arrangements. This reflects an 88% increase in independent general agencies from 2000 to 2001. The independent general agents that market GenAmerica Financial products are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training, and development of agents and brokers in their agencies. Recruiting and wholesaling efforts are directed from a nationwide network of regional offices.

     GenAmerica Financial is actively developing and implementing programs designed to increase the scale and productivity of its distribution systems, including significantly expanding its advisory, brokerage and producer group sales channels, marketing, support, training, and other resources provided to affiliated producers and aggressively recruiting larger distribution organizations.

     MetLife Investors Group. MetLife Investors Group is the wholesale distribution channel for Individual. MetLife Investors Group is dedicated to the distribution of variable annuities and fixed annuities through financial intermediaries, including regional broker/dealers, financial planners and banks. For the year ended December 31, 2001, MetLife Investors Group had 157 selling agreements, 134 for regional broker/dealers and financial planners and 23 for banks. Two major regional broker/dealer firms accounted for 27% and 23%, respectively, of MetLife Investors Group's 2001 premiums. As of December 31, 2001, MetLife Investors Group's sales force consisted of 39 regional vice presidents, or wholesalers.

     In 2002, MetLife Investors Group plans to expand its distribution to the New York Stock Exchange wirehouse firms. In addition, MetLife Investors Group will launch the sale of flexible premium life insurance products.

     MetLife Investors Group plans to grow existing distribution relationships and acquire new relationships by capitalizing on an experienced management team, leveraging the MetLife brand and resources, and developing high service, low-cost operations.

     Additional distribution channels. The Company distributes its individual insurance and investment products through several additional distribution channels, including Nathan & Lewis, MetLife Resources and Texas Life.

          Nathan & Lewis. This channel operates through Nathan & Lewis Securities, Inc., a Metropolitan Life subsidiary acquired in 1998, is a broker/dealer that markets mutual funds and other securities, as well as variable life insurance and variable annuity products, through approximately 800 independent registered representatives. With this acquisition, the Company obtained the use of Nathan & Lewis' client management account information systems.

          MetLife Resources. MetLife Resources, a division of MetLife, markets retirement, annuity and other financial products on a national basis through over 440 agents and independent brokers. MetLife Resources targets the nonprofit, educational and health care markets.

          Texas Life. Texas Life, a MetLife subsidiary, markets whole life and universal life insurance products under the Texas Life name through approximately 1,384 active independent insurance brokers. These brokers are independent contractors who sell insurance for Texas Life on a nonexclusive basis. Recently, a number of MetLife career agents have also begun to market Texas Life products. Texas Life sells permanent life insurance policies with low cash values that are marketed through the use of brochures, as well as payroll deduction life insurance products.

  PRODUCTS

     The Company offers a wide variety of individual insurance, annuities, and investment products aimed at serving its customers' financial needs throughout their entire life cycle.

  INSURANCE PRODUCTS

     The Company's individual insurance products include variable life products, universal life products, traditional life products, including whole life and term insurance, and other insurance products, including individual disability and long-term care insurance.

     The Company continually reviews and updates its products. It has introduced new products and features designed to increase the competitiveness of its portfolio and the flexibility of its products to meet the broad range of asset accumulation, life-cycle protection and distribution needs of its customers. Some of these updates have included the introduction of variable annuities with various share classes with associated liquidity provisions and optional features, such as enhanced dollar cost averaging, bonuses, guaranteed death benefits and income benefits, universal life and universal survivorship life with secondary guarantees, term, improvements to variable universal life and survivorship products, and innovative long-term care guaranteed purchase option riders. In addition, ten to 20 fund options have been added to most variable products, including those from State Street Research, American Funds(SM), Lord Abbett & Company, Harris Associates L.P., MFS Investment Management, MetLife(TM), PIMCO, Putnam Investments, Franklin Templeton(TM) Investments, Janus, Neuberger and Berman, Salomon Brothers Asset Management, and Wellington Management.

     Variable life. Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate investment accounts or directed to the Company's general account. In the separate investment accounts, the policyholder bears the entire risk of the investment results. MetLife collects specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder's account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

     Universal life. Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the MetLife general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and may allow the owner to adjust the frequency and amount of premium payments. The Company credits premiums, net of specified expenses, to an account maintained for the policyholder, as well as interest, at rates it determines, subject to specified minimums. Specific charges are made against the policyholder's account for the cost of insurance protection and for expenses.

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

     Term insurance. Term insurance provides a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Specified coverage periods range from one year to 20 years, but in no event are they longer than the period over which premiums are paid. Death benefits may be level over the period or decreasing. Decreasing coverage is used principally to provide for loan repayment in the event of death. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term insurance products are sometimes referred to as pure protection products, in that there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period when the insured party is still living.

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

     In addition to these products, MetLife supports a group of small face amount life insurance policies, known as industrial policies, that its agents sold until 1964. New England Financial also sells a small amount of employee benefit products and group pension products which are included in the financial results of the Individual segment.

  ANNUITIES AND INVESTMENT PRODUCTS

     The Company offers a variety of individual annuities and investment products, including variable and fixed annuities and mutual funds.

     Variable annuities. The Company offers variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholders. Contractholders may also choose to allocate all or a portion of their account to the Company's general account and are credited with interest at rates the Company determines, subject to certain minimums. In addition, contractholders may also elect certain death benefit and living benefit guarantees.

     Fixed annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities but provide guarantees related to preservation of principal and interest credited. Deposits made into these contracts are allocated to the general account and are credited with interest at rates the Company determines, subject to certain minimums. Credited interest rates may be guaranteed not to change for certain limited periods of time, normally one year.

     Mutual funds and securities. MetLife offers both proprietary and non-proprietary mutual funds. Proprietary funds include those offered by State Street Research & Management Company, a subsidiary of Metropolitan Life. MetLife also offers investment accounts for mutual funds and securities that allow customers to buy, sell and retain holdings in one centralized location, as well as brokerage accounts that offer the accessibility and liquidity of a money market mutual fund. Of the mutual funds sold by the Company in 2001, $0.7 billion of the deposited assets were managed by State Street Research & Management Company and $2.3 billion by third parties.

INSTITUTIONAL

     The Company's Institutional segment offers a broad range of group insurance and retirement and savings products and services to corporations and other institutions.

     Group insurance products and services include group life insurance, non-medical health insurance, such as short- and long-term disability, long-term care and dental insurance and related administrative services, as well as other benefits such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal services plans. The Company sells these products either as an employer-paid benefit or as a voluntary benefit in which the premiums are paid by the employee. Revenues from these group insurance products and services were $9.3 billion in 2001, representing 72.9% of total Institutional revenues of $12.7 billion.

     MetLife has built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S. In 2001, 88 of the FORTUNE 100 largest companies purchased its products; these companies have been MetLife customers for an average of approximately 20 years.

     MetLife's retirement and savings products and services include administrative services sold to sponsors of 401(k) and other defined contribution plans, guaranteed interest products and other retirement and savings products and services, including separate account contracts for the investment of defined benefit and defined contribution plan assets. Revenues from MetLife's retirement and savings products were $3.4 billion in 2001, representing 27.1% of total Institutional revenues.

     The employee benefit market served by Institutional has begun to change dramatically in recent years. As the U.S. employment market has become more competitive, employers are seeking to enhance their ability to hire and retain employees by providing attractive benefit plans. The market also reflects employees' increasing concern about the future of government-funded retirement and safety-net programs, an increasingly mobile workforce and the desire of employers to share the market risk of retirement benefits with employees. MetLife believes these trends are facilitating the introduction of "voluntary" products, such as long-term care and auto and homeowners insurance, as well as leading more employers to adopt defined contribution pension arrangements, such as 401(k) plans.

  MARKETING AND DISTRIBUTION

     Institutional markets its products and services through separate sales forces, comprised of MetLife employees, for both its group insurance and retirement and savings lines.

     MetLife distributes its group insurance products and services through a regional sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or a consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. As of December 31, 2001, the group insurance sales channels had approximately 600 marketing representatives.

     MetLife group insurance products and services are distributed through the following channels:

     - The National Accounts unit focuses exclusively on MetLife's largest customers, generally those having more than 25,000 employees. This unit assigns account executives and other administrative and technical personnel to a discrete customer or group of customers in order to provide them with individualized products and services;

     - The regional sales force operates from 27 offices and generally concentrates on sales to employers with fewer than 25,000 employees, through selected national and regional brokers, as well as through consultants; and

     - The Small Business Center focuses on improving MetLife's position in the smaller end of the market. Currently, 25 individual offices staffed with sales and administrative employees are located throughout the U.S. These centers provide comprehensive support services on a local basis to brokers and other intermediaries by providing an array of products and services designed for smaller businesses.

     MetLife's retirement and savings organization markets retirement, savings, investment and payout products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

     MetLife distributes retirement and savings products and services through dedicated, targeted sales teams and relationship managers located in 20 offices around the country. In addition, the retirement and savings organization works with the distribution channels in the Individual segment and group insurance to better reach and service customers, brokers, consultants and other intermediaries.

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

     For mid- and large-size employers, a dedicated sales force focuses on new relationships and cross-selling opportunities with other Institutional distribution channels. With respect to smaller employers, generally those with less than 500 employees, defined contribution services are distributed through the agency system, the Small Business Center and the group regional sales force.

     The Company has entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of Institutional products and services. The Company also seeks to sell its Institutional products and services through sponsoring organizations and affinity groups. For example, the Company is a preferred provider of long-term care products for the American Association of Retired Persons and the National Long-Term Care Coalition, a group of some of the nation's largest employers. In addition, the Company, together with John Hancock Financial Services, Inc., has been chosen to be a provider for the Federal Long-Term Care Insurance program. The program, available to most federal employees and their families, will be the largest employer-sponsored long-term care insurance program in the country.

  GROUP INSURANCE PRODUCTS AND SERVICES

     MetLife's group insurance products and services include:

     Group life. Group life insurance products and services include group term life, group universal life, group variable universal life, dependent life and survivor benefits. These products and services can be standard products or tailored to meet specific customer needs. This category also includes high face amount life insurance products covering senior executives for compensation-related or benefit-funding purposes.

     Non-medical health. Non-medical health insurance consists of short- and long-term disability, long-term care, dental and accidental death and dismemberment. MetLife also sells excess risk and administrative services-only arrangements to some employers.

     Other products and services. Other products and services include employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal plans.

  RETIREMENT AND SAVINGS PRODUCTS AND SERVICES

     MetLife's retirement and savings products and services include:

          Defined contribution plan services. MetLife provides full service defined contribution programs to small- and mid-size companies in the 401(k) plan market, as well as to the nonprofit, educational and health care markets.

          Guaranteed interest products. MetLife offers guaranteed interest contracts ("GICs"), including the Met Managed GIC, funding agreements and similar products. MetLife also sells annuity guarantee products, generally in connection with the termination of pension plans, funds available from defined contribution plans or the funding of structured settlements. Substantially all of MetLife's GICs contain provisions limiting early terminations, including penalties and minimum notice requirements.

          Other retirement and savings products and services. Other retirement and savings products and services include separate account contracts for the investment and management of defined benefit and defined contribution plans on behalf of corporations and other institutions.

REINSURANCE

     MetLife's Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA"), a publicly traded company, and MetLife's ancillary life reinsurance business. The ancillary life reinsurance business was an insignificant component of the Individual segment for periods prior to January 1, 2000. MetLife acquired 49% of RGA's outstanding common shares through the acquisition of GenAmerica Financial Corporation ("GenAmerica"), the parent corporation of General American Life Insurance Company ("General American"), on January 6, 2000. This acquisition, together with the purchase of approximately 4.8 million common shares through a private placement transaction completed in November 1999, makes MetLife RGA's majority shareholder. As of December 31, 2001, MetLife beneficially owned approximately 58% of RGA's outstanding common shares. On January 30, 2002, MetLife, Inc. and its affiliated companies announced their intention to purchase up to $125 million of RGA's outstanding common stock over an unspecified period of time. These purchases are intended to offset potential future dilution of the Company's holding of RGA's common stock arising from the issuance by RGA of company-obligated mandatorily redeemable securities of subsidiary trusts on December 10, 2001.

     RGA's operations in North America are its largest and include RGA Reinsurance Company (Barbados) Ltd. and RGA Life Reinsurance Company of Canada Limited (CBCA). In addition to its North American operations, RGA has subsidiary companies, branch offices, or representative offices in Argentina, Australia, Barbados, Hong Kong, Japan, Mexico, South Africa, Spain, Taiwan and the United Kingdom.

     In addition to its life reinsurance business, RGA provides reinsurance of asset-intensive products and financial reinsurance. RGA and its predecessor, the reinsurance division of General American, have been engaged in the business of life reinsurance since 1973. As of December 31, 2001, RGA had approximately $6.9 billion in consolidated assets and worldwide life reinsurance in-force of approximately $616 billion.

  RGA'S PRODUCTS AND SERVICES

     RGA has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia/Pacific, and Europe and South Africa. The U.S. operations, which represented 74% of RGA's 2001 net premiums, provide traditional life, asset-intensive and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canadian operations, which represented 10% of RGA's 2001 net premiums, provide insurers with traditional reinsurance, as well as assistance with capital management activity. The Asia/Pacific and the Europe and South Africa operations, which represented 7% and 6%, respectively, of RGA's 2001 net premiums, provide primarily traditional life reinsurance. The Latin America operations, which represented 3% of RGA's 2001 net premiums, provide traditional reinsurance and reinsurance of privatized pension products primarily in Argentina. Effective July 1, 2001, the Company stopped renewing any remaining reinsurance treaties for the privatized pension program in Argentina.

AUTO & HOME

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company, a wholly-owned subsidiary of Metropolitan Life, and its subsidiaries, offer personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels, including the MetLife Financial Services career agency system, independent agents and Auto & Home specialists. Auto & Home primarily sells auto insurance, which represented 74.3% of Auto & Home's total net premiums earned in 2001, and homeowners insurance, which represented 24.1% of Auto & Home's total net premiums earned in 2001. Auto insurance includes both standard and non-standard policies. Non-standard policies provide insurance for risks having higher loss experience or loss potential than risks covered by standard insurance.

     On September 30, 1999, the Auto & Home segment acquired the standard personal lines property and casualty insurance operations of The St. Paul Companies, which, at the time of the acquisition, had in-force premiums of approximately $1.1 billion and approximately 3,000 independent agents and brokers. The conversion of St. Paul policies to MetLife Auto & Home policies is expected to be completed by September 2002.

  PRODUCTS

     Auto & Home's insurance products include:

     - auto, including both standard and non-standard private passenger;

     - homeowners, including renters, condominium and dwelling; and

     - other personal lines, including umbrella (protection against losses in excess of amounts covered by other liability insurance policies), recreational vehicles and boat owners.

     Auto coverages. Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive coverages. Auto & Home also offers non-standard auto insurance, which accounted for $131 million in net premiums earned in 2001.

     Homeowners coverages. Homeowners insurance provides protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy.

     Traditional insurance policies for dwellings represent the majority of Auto & Home's homeowners policies providing protection for loss on a "replacement cost" basis. These policies provide additional coverage for reasonable, normal living expenses incurred by policyholders who have been displaced from their homes.

  MARKETING AND DISTRIBUTION

     Personal lines auto and homeowners insurance products are directly marketed to employees through employer-sponsored programs. Auto & Home products are also marketed and sold by the MetLife Financial Services career agency sales force, independent agents, Auto & Home specialists and through a direct response channel.

  EMPLOYER-SPONSORED PROGRAMS

     Net premiums earned through Auto & Home's employer-sponsored distribution channel have grown at a compound annual rate of 13.6%, from $441 million in 1997 to $734 million in 2001. As of December 31, 2000, Auto & Home was the leading provider of employer-sponsored auto and homeowners products, according to a study conducted by IBIS Associates on behalf of MetLife. At December 31, 2001, over 1,400 employers offered MetLife Auto & Home products to their employees.

     Institutional marketing representatives market the employer-sponsored Auto & Home products to employers through a variety of means, including broker referrals and cross-selling to MetLife group customers. Once endorsed by the employer, MetLife commences marketing efforts to employees. Employees who are interested in the employer-sponsored auto and homeowners products can call a toll-free number for a quote, purchase coverage and authorize payroll deduction over the telephone. Auto & Home has also developed proprietary software that permits an employee in most states to obtain a quote for employer-sponsored auto insurance through Auto & Home's Internet website.

  RETAIL DISTRIBUTION CHANNELS

     MetLife markets and sells Auto & Home products through its career agency sales force, independent agents and Auto & Home specialists. In recent years, MetLife has increased its use of independent agents and Auto & Home specialists to sell these products.

     Independent agencies. At December 31, 2001, Auto & Home maintained contracts with approximately 5,000 agencies and brokers.

     Auto & Home specialists. Approximately 400 Auto & Home specialists sell products for Auto & Home in 21 states. Auto & Home's strategy is to utilize Auto & Home specialists, who are MetLife employees, in geographic markets that are underserved by its career agents.

     MetLife Financial Services career agency system. Approximately 2,000 agents in the MetLife Financial Services career agency system sell Auto & Home insurance products. Sales of Auto & Home products by these agents have been declining since the early 1990s, due principally to the reduction in the number of agents in the MetLife Financial Services career agency sales force. See
"-- Individual -- Marketing and Distribution."

     Other distribution channels. In 1998, the Company established a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

     In 2001, Auto & Home's business was concentrated in the following states, as measured by net premiums earned: New York ($368 million or 13.4% of total net premiums earned), Massachusetts ($319 million or 11.6%), Illinois ($239 million or 8.7%), Florida ($138 million or 5.0%), and Minnesota ($134 million or 4.9%).

  CLAIMS

     Auto & Home's claims department includes approximately 2,300 employees located in Auto & Home's Warwick, Rhode Island home office, 14 field claim offices, five in-house counsel offices and drive-in inspection and other sites throughout the United States. These employees include claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 900,000 claims annually, principally by telephone.

ASSET MANAGEMENT

     Asset Management, through SSRM Holdings, Inc. ("State Street Research"), provides a broad variety of asset management products and services to MetLife, third-party institutions and individuals. State Street Research conducts its operations through two wholly-owned subsidiaries, State Street Research & Management Company, a full-service investment management firm, and SSR Realty Advisors, Inc., a full-service real estate investment advisor. State Street Research offers investment management services in all major investment disciplines through multiple channels of distribution in both the retail and institutional marketplaces. At December 31, 2001, State Street Research had assets under management of $51.3 billion which consisted of fixed income investments, equities, real estate and money market investments, representing 50%, 39%, 10% and 1%, respectively, of State Street Research's total assets under management.

     State Street Research has been an investment manager for many of the largest U.S. corporate pension plans for over 30 years. The majority of State Street Research's institutional business is concentrated in qualified retirement funds, including both defined benefit and defined contribution plans. State Street Research also provides investment management services to foundations, endowments, union programs and affluent investors. In addition, State Street Research serves as an advisor or subadvisor for 39 mutual funds with assets totaling $10.7 billion at December 31, 2001, as well as nine portfolios with assets totaling $7.4 billion at December 31, 2001, underlying MetLife's variable life and variable annuity products.

     State Street Research distributes its investment products to institutions through its own institutional sales force and pension consultants. State Street Research's mutual fund products are distributed primarily through retail brokerage firms (79% of mutual fund sales) and by the MetLife career agency sales force (12% of mutual fund sales). In addition to the primary distribution channels, State Street Research has developed distribution capabilities through mutual fund supermarkets, registered investment advisors and financial planners. State Street Research offers its products to the defined contribution market directly, as well as through Institutional's defined contribution group.

INTERNATIONAL

     International provides life insurance, accident and health insurance, annuities and savings and retirement products to both individuals and groups, and auto and homeowners coverage to individuals. The Company focuses on emerging markets in the Asia/Pacific region, Latin America and selected European countries as described more fully below. The Company operates in international markets through subsidiaries and joint ventures.

  ASIA/PACIFIC

     The Company operates in the Asia/Pacific region in the following countries:
South Korea, Taiwan, Hong Kong, Indonesia, India and the Philippines. In February 2002, the Company announced the closing of its Philippine operation which is expected to be completed by June 30, 2002. The operations in South Korea and Taiwan accounted for 97% of the total premiums and fees in this region for the year ended December 31, 2001. The South Korean operation offers individual life insurance, savings and retirement and non-medical health products, as well as group life and retirement products. The Taiwanese operation offers individual life, accident and health, and personal travel insurance products, as well as group life and accident and health insurance products. Operations under a joint venture arrangement with local partners began in India during 2001. In addition, the Company recently received approval to operate a joint venture and pursue licensing in China.

  LATIN AMERICA

     The Company operates in the Latin America region in the following countries: Mexico, Argentina, Brazil, Chile and Uruguay. The operations in Mexico and Chile represent in excess of 80% of the total premiums and fees in this region for the year ended December 31, 2001. The Mexican operation offers life insurance, annuities and retirement and savings products to individual and institutional customers. The operation in Chile was acquired in late 2001 and is the sixth largest annuity writer in its marketplace based on market share. The Chilean operation offers individual life insurance, annuity and group insurance products. For a discussion of the impact of the economic environment in Argentina on the Company's results see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  EUROPE

     In Europe, the Company operates in Spain, Portugal and Poland. Through September 2001, MetLife's operations in Spain and Portugal, were conducted through a 50% ownership of a joint venture with Banco Santander Central Hispano, S.A. ("Banco Santander"). The joint venture, through its Spanish and Portuguese affiliates, sold personal life insurance, savings and retirement, homeowners, and auto products through their own sales force, direct marketing and the branch network of Banco Santander. In September 2001, MetLife and Banco Santander restructured their joint venture. Under this agreement, MetLife owns shares representing 20% of the business distributed through the Banco Santander network and 80% of the other businesses (agency force, direct auto and others). In addition, the Portuguese Banco Santander life operations were ceded to Banco Santander, while MetLife continues to provide homeowners coverage to the Portuguese market. MetLife's operation in Poland offers individual life, group life and pension products through an agency sales force.

FUTURE POLICY BENEFITS

     MetLife establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations at such time as an annuitant takes income, a policy matures or surrenders or an insured dies or becomes disabled. MetLife computes the amounts for future policy benefits reported in its consolidated financial statements in conformity with accounting principals generally accepted in the United States of America ("GAAP").

     MetLife distinguishes between short duration and long duration contracts. Short duration contracts arise from the group life and group dental businesses. The liability for future policy benefits for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending claims as of the valuation date. Long duration contracts consist of traditional life, term, non-participating whole life, individual disability, group long-term disability and long-term care contracts. MetLife determines future policy benefits for long duration contracts using assumptions based on current experience, plus a margin for adverse deviation for these policies. Where they exist, MetLife amortizes deferred policy acquisition costs in relation to the associated gross margins or premium.

     MetLife also distinguishes between investment contracts, limited pay contracts and universal life type contracts. The future policy benefits for these products primarily consist of policyholders' account balances. The Company also establishes liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder funds (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). Investment contracts primarily consist of individual annuity and certain group pension contracts that have limited or no mortality risk. MetLife amortizes the deferred policy acquisition costs on these contracts in relation to estimated gross profits. Limited pay contracts primarily consist of single premium immediate individual and group pension annuities. For limited pay contracts, the Company defers the excess of the gross premium over the net premium and recognizes such excess into income in relation to anticipated future benefit payments. Universal life type contracts consist of universal and variable life contracts. The Company amortizes deferred policy acquisition costs for limited pay and universal life type contracts using the product's estimated gross profits. For universal life type contracts with front-end loads, MetLife defers the charge and amortizes the unearned revenue using the product's estimated gross profits.

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

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of its liabilities, MetLife cannot precisely determine the amounts that it will ultimately pay with respect to these liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future. Furthermore, the Company has experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, that may have an adverse impact on its business, results of operations and financial condition. Catastrophes can be caused by various events, including, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards) and fires. Due to their nature, the Company cannot predict the incidence, timing and severity of catastrophes and acts of terrorism. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- September 11, 2001 Tragedies." However, MetLife believes its liabilities for future benefits adequately cover the ultimate benefits. MetLife periodically reviews its estimates of liabilities for future benefits and compares them with its actual experience. It revises estimates, when appropriate, if it determines that future expected experience differs from assumptions used in the development of liabilities.

UNDERWRITING AND PRICING

  INDIVIDUAL AND INSTITUTIONAL

     The Company's individual and group insurance underwriting involves an evaluation of applications for life, disability, dental, retirement and savings, and long-term care insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that the Company is willing to accept. The Company employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing a policy to qualified applicants or groups.

     Individual underwriting considers not only an applicant's medical history, but also other factors such as financial profiles, foreign travel, avocations and alcohol, drug and tobacco use. The Company's group underwriters generally evaluate the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. Generally, the Company is not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved for underwriting. Underwriting is generally done by the Company's employees, although some policies are reviewed by intermediaries under strict guidelines established by the Company.

     In order to maintain high standards of underwriting quality and consistency, the Company engages in a multilevel series of ongoing internal underwriting audits, and is subject to external audits by its reinsurers, at both its remote underwriting offices and its corporate underwriting office.

     The Company has established senior level oversight of this process that facilitates quality sales and serving the needs of its customers, while supporting its financial strength and business objectives. Its goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in its product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and the Company.

     Individual and group product pricing reflects the Company's insurance underwriting standards. Product pricing on insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Product specifications are designed to prevent greater than expected mortality, and the Company periodically monitors mortality and morbidity assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses and persistency.

     Unique to group insurance pricing is experience rating. MetLife employs both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the time period in question.

     MetLife continually reviews its underwriting and pricing guidelines so that its policies remain competitive and supportive of its marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that its underwriting and pricing guidelines are appropriate.

  REINSURANCE

     Reinsurance is written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured. Factors taken into account in underwriting facultative reinsurance are medical history, impairments, employment, hobbies and financial information. An automatic reinsurance treaty provides that risks will be ceded on specified blocks of business where the underlying policies meet the ceding company's underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual risk. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with specified policies written by the ceding company. Factors considered in underwriting automatic reinsurance are the product's underwriting, pricing, distribution and optionality, as well as the ceding company's retention and financial strength.

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

     Auto & Home establishes prices for its major lines of insurance based on its proprietary database, rather than relying on rating bureaus. Auto & Home determines prices in part from a number of variables specific to each risk. The pricing of personal lines insurance products takes into account, among other things, the expected frequency and severity of losses, the costs of providing coverage (including the costs of acquiring policyholders and administering policy benefits and other administrative and overhead costs), competitive factors and profit considerations.

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

REINSURANCE ACTIVITY

     MetLife cedes premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by MetLife depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on characteristics of coverages. The Company also retrocedes reinsurance contracts, which represent low mortality risk reinsurance treaties. It also reinsures when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

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

     MetLife Financial Services' retention limit on any one life is $25 million ($30 million for joint life cases), New England Financial's retention limit on any one life is $5 million and GenAmerica Financial's retention limit on any one life is $2.5 million. However, the Company may cede amounts below those limits on a case-by-case basis depending on the characteristics of a particular risk. In addition, the Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. It has several individual life reinsurance agreements with a diversified group of third-party reinsurers. These automatic pools have permitted MetLife to enhance product performance while decreasing business risk.

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

REGULATION

  INSURANCE REGULATION

     Metropolitan Life is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. Each of MetLife's other insurance subsidiaries is licensed and regulated in all U.S. and international jurisdictions where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

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

     State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company." The New York Insurance Law and the regulations thereunder also restrict the aggregate amount of investments Metropolitan Life may make in non-life insurance subsidiaries, and provide for detailed periodic reporting on subsidiaries.

     Guaranty associations and similar arrangements. Most of the jurisdictions in which MetLife's insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

     In the past five years, none of the aggregate assessments levied against MetLife's insurance subsidiaries has been material. While the amount and timing of future assessments are not predictable, the Company has established liabilities for guaranty fund assessments that it considers adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Insolvency Assessments."

     Statutory examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. These examinations are generally conducted in cooperation with the departments of two or three other states, representing each of the NAIC zones, under guidelines promulgated by the NAIC. On March 1, 2000 the Department completed an examination of Metropolitan Life for each of the five years in the period ended December 31, 1998 which included recommendations for certain changes in recordkeeping processes, but did not result in a fine. For the three-year period ended December 31, 2001, MetLife, Inc. has not received any material adverse findings resulting from state insurance department examinations of its other insurance subsidiaries.

     Regulatory authorities in a small number of states have conducted investigations or inquiries relating to Metropolitan Life's, New England Life Insurance Company's ("New England Life") or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved by monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

     NAIC ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC calculates annually 13 financial ratios to assist state regulators in monitoring the financial condition of insurers. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments. In each of the years 1997 through 2000, a maximum of one ratio for the Holding Company's insurance subsidiaries fell outside the usual range. In 2001, five of the 13 financial ratios for Metropolitan Life fell outside the usual range, three of which were a direct result of certain transactions between the Holding Company and Metropolitan Life. These transactions were approved by the applicable individual state insurance departments. The adoption of new statutory accounting principles in 2001 resulted in one of the ratios falling outside of the normal range. In 2001, three of the 13 financial ratios for Metropolitan Insurance and Annuity Company ("MIAC") fell outside the usual range, two of which were a direct result of the inter-company transactions described above. The Company does not anticipate any inquiries as a result of these departures.

     Policy and contract reserve sufficiency analysis. Under the New York Insurance Law, Metropolitan Life is required to conduct annually an analysis of the sufficiency of all life and health insurance and annuity statutory reserves. Additionally, other life insurance affiliates, including New England Life and General American, are subject to similar requirements in their states of domicile, Massachusetts and Missouri, respectively, and other states in which they are licensed. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since the inception of this requirement, Metropolitan Life has provided this opinion without any qualifications. MIAC and Metropolitan Life and its insurance subsidiaries are required by other jurisdictions to provide similar opinions and has provided them without qualifications.

     Surplus and capital. The New York Insurance Law requires New York domestic stock life insurers to maintain minimum capital. At December 31, 2001, Metropolitan Life's capital was in excess of such required minimum. Since the demutualization, Metropolitan Life has continued to offer participating policies. Metropolitan Life is subject to statutory restrictions that limit to 10% the amount of statutory profits on participating policies written after the demutualization (measured before dividends to policyholders) that can inure to the benefit of stockholders. Since the demutualization, the impact of these restrictions on earnings have not been, and Metropolitan Life believes that in the future they will not be, significant.

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

     Risk-based capital. The New York Insurance Law requires that New York domestic life insurers report their risk-based capital ("RBC") based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Department uses the formula only as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The New York Insurance Law imposes broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the Department as to the use and publication of RBC data.

     The New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2001, Metropolitan Life's total adjusted capital was in excess of each of those RBC levels.

     The U.S. insurance subsidiaries of the Holding Company are also subject, each individually, to RBC requirements. At December 31, 2001, the total adjusted capital of each of these insurance subsidiaries also was in excess of each of those RBC levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company -- Support Agreements."

     The NAIC adopted the Codification of Statutory Accounting Principles (the "Codification") which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification, with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of the Codification by the NAIC and the Codification as modified by the Department, did not adversely affect statutory capital and surplus.

     Regulation of investments. Metropolitan Life and each of its insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by Metropolitan Life and each of its insurance subsidiaries complied with such regulations at December 31, 2001.

     Federal initiatives. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity and the repeal of the federal estate tax. Several insurance trade associations have proposed federal legislation that would allow a state-chartered and regulated insurer, such as MetLife's U.S. insurance subsidiaries, to choose instead to be regulated exclusively by a federal insurance regulator. One bill to this effect was introduced in the Senate in December 2001, and another, similar bill was introduced in the House in March 2002.

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

     Valuation of life insurance policies model regulation. The NAIC has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as XXX Regulation). This model regulation establishes new minimum statutory reserve requirements for certain individual life insurance policies written after January 1, 2001. The new reserve standard became effective when individual states adopted the model regulation. As these reserve standards were adopted, insurers selling certain individual life insurance products, such as term life insurance with guaranteed premium periods and universal life insurance products with no-lapse guarantees, redesigned their products or held increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. The Department promulgated a regulation similar to the model regulation in 1994, and revised its regulation to be essentially consistent with XXX Regulation.

  BROKER/DEALER AND SECURITIES REGULATION

     Metropolitan Life, some of its subsidiaries and certain policies and contracts offered by them, are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission. Metropolitan Life and some of its subsidiaries are investment advisers registered under the Investment Advisers Act of 1940, as amended. In addition, some separate accounts and a variety of mutual funds are registered under the Investment Company Act of 1940, as amended. Some annuity contracts and insurance policies issued by Metropolitan Life and some of its subsidiaries are funded by separate accounts, the interests in which are registered under the Securities Act of 1933, as amended. Metropolitan Life and some of its subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended, and are members of the National Association of Securities Dealers, Inc. In the case of some of its subsidiaries, these broker/dealers may also be registered under various state securities laws.

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

  ENVIRONMENTAL CONSIDERATIONS

     As an owner and operator of real property, the Company is subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, the Company holds equity interests in companies that could potentially be subject to environmental liabilities. The Company routinely has environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. The Company cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to management, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on the Company's business, results of operations and financial condition.

  ERISA CONSIDERATIONS

     The Company provides certain products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or the Internal Revenue Code of 1986, as amended (the "Code"). As such, its activities are subject to the restrictions imposed by ERISA and the

Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

     On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank. The Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are "plan assets" and therefore subject to certain fiduciary obligations under ERISA, which specifies that fiduciaries must perform their duties solely in the interest of ERISA plan participants and beneficiaries. The Court limited the imposition of ERISA fiduciary obligations in these instances to certain assets in an insurer's general account that were not reserved to pay benefits of guaranteed benefit policies. On January 5, 2000, the Secretary of Labor issued final regulations providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer's general account to or for the benefit of an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 ("Transition Policy"). In the case of such a policy, the regulations generally became applicable on July 5, 2001. Generally, no person will be liable under ERISA or the Code for conduct occurring prior to the applicability dates, where the basis of a claim is that insurance company general account assets constitute plan assets. Insurers issuing new policies after December 31, 1998 that are not guaranteed benefit policies will generally be subject to fiduciary obligations under ERISA.

     The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or
(ii) a book value payment of such amount in annual installments with interest. The Company has taken and continues to take steps designed to ensure compliance with these regulations, as appropriate.

  FINANCIAL HOLDING COMPANY REGULATION

     Regulatory agencies. In connection with its acquisition of a federally-chartered commercial bank, the Holding Company became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). In addition, the Holding Company's banking subsidiaries are subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and secondarily by the FRB and the Federal Deposit Insurance Corporation ("FDIC").

     Financial Holding Company Activities. As a financial holding company, MetLife, Inc.'s activities and investments are restricted by the BHC Act, as amended by the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), to those that are "financial" in nature or "incidental" or "complementary" to such financial activities. Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and activities that the FRB has determined to be closely related to banking. In addition, under the insurance company investment portfolio provision of the GLB Act, financial holding companies are authorized to make investments in other financial and non-financial companies, through their insurance subsidiaries, that are in the ordinary course of business and in accordance with state insurance law, provided the financial holding company does not routinely manage or operate such companies except as may be necessary to obtain a reasonable return on investment.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiaries are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2001, MetLife, Inc. and its insured depository institution subsidiaries were in compliance with the aforementioned guidelines.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Consumer Protection Laws. Numerous other federal and state laws also affect the Holding Company and its subsidiary banks' earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution's privacy policy to customers. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Change of Control. Because MetLife, Inc. is a "financial holding company" and "bank holding company" under the federal banking laws, no person may acquire control of MetLife, Inc. without the prior approval of the Board of Governors of the Federal Reserve System. A change of control is conclusively presumed upon acquisitions of 25% or more of any class of voting securities and rebuttably presumed upon acquisitions of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.'s ownership of MetLife Bank, N.A., a national bank, approval from the Office of the Comptroller of the Currency would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

COMPETITION

     The Company believes that competition with its business segments is based on a number of factors, including service, product features, price, commission structure, financial strength, claims-paying ratings, debt ratings and name recognition. It competes with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker/dealers and asset managers, for individual consumers, employer and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

     On November 12, 1999, President Clinton signed into law the GLB Act implementing fundamental changes in the regulation of the financial services industry in the U.S. The GLB Act permits mergers that combine commercial banks, insurers and securities firms under one holding company. Under the GLB Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance and annuities. A financial holding company can own any kind of insurer or insurance broker or agent, but its bank subsidiary cannot own the insurer. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the GLB Act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the GLB Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker. Until passage of the GLB Act, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the GLB Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

     The Company must attract and retain productive sales representatives to sell its insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. The Company competes with other insurers for sales representatives primarily on the basis of its financial position, support services and compensation and product features. See
"-- Individual -- Marketing and Distribution." MetLife continues to undertake several initiatives to grow the MetLife Financial Services career agency force. The Company cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and its results of operations and financial position could be materially adversely affected if it is unsuccessful in attracting and retaining agents.

     Many of the Company's insurance products, particularly those offered by its Institutional segment, are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with the Company. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as the Company's ability to sell products in the future.

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

COMPANY RATINGS

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

RATING AGENCY                           COMPANIES RATED                       RATING          RATING STRUCTURE
-------------                           ---------------                       ------          ----------------
Standard & Poor's       Metropolitan Life Insurance Company                     AA           Second highest of
  Ratings Services      New England Life Insurance Company                ("Very Strong")    nine ratings
                        MetLife Investors USA Insurance Company                              categories and
                        Metropolitan Insurance and Annuity Company                           mid-range within
                        Metropolitan Property and Casualty Insurance                         the category based
                          Company                                                            on modifiers (e.g.,
                        RGA Reinsurance Company                                              AA+, AA and AA- are
                        Metropolitan Casualty Insurance Co.                                  "Very Strong")
                        Metropolitan Direct Property and Casualty
                          Insurance Co.
                        Metropolitan General Insurance Co.
                        Metropolitan Group Property & Casualty
                          Insurance Co.
                        Metropolitan Lloyds Insurance Co. (TX)

                        General American Life Insurance Company             AA- ("Very       Second highest of
                        MetLife Investors Insurance Company                  Strong")        nine ratings
                        First MetLife Investors Insurance Co.                                categories and
                        General Life Insurance Company (TX)                                  lowest within the
                        Paragon Life Insurance Company                                       category based on
                        Security Equity Life Insurance Company                               modifiers
                        MetLife Investors Insurance Co. (CA)

RATING AGENCY                           COMPANIES RATED                       RATING          RATING STRUCTURE
-------------                           ---------------                       ------          ----------------
Moody's Investors       Metropolitan Life Insurance Company                     Aa2          Second highest of
  Service, Inc.         New England Life Insurance Company                 ("Excellent")     nine ratings
                        General American Life Insurance Company                              categories and
                        MetLife Investors Insurance Company                                  mid-range within
                                                                                             the category based
                                                                                             on modifiers (e.g.,
                                                                                             Aa1, Aa2 and Aa3
                                                                                             are "Excellent")

                        MetLife Investors USA Insurance Company                 Aa3          Second highest of
                        Metropolitan Insurance and Annuity Company         ("Excellent")     nine ratings
                        Metropolitan Property and Casualty Insurance                         categories and
                          Company                                                            lower-range within
                                                                                             the category based
                                                                                             on modifiers

                        RGA Reinsurance Company                                 A1           Third highest of
                                                                             ("Good")        nine ratings
                                                                                             categories and
                                                                                             highest within the
                                                                                             category based on
                                                                                             modifiers

A.M. Best Company,      Metropolitan Life Insurance Company                     A+           Highest of nine
  Inc.                  Metropolitan Tower Life Insurance Company          ("Superior")      ratings categories
                        New England Life Insurance Company                                   and second highest
                        MetLife Investors USA Insurance Company                              within the category
                        General American Life Insurance Company                              based on modifiers
                        RGA Reinsurance Company                                              (e.g., A++ and A+
                        MetLife Investors Insurance Company                                  are "Superior"
                        First MetLife Investors Insurance Company                            while A and A- are
                        General Life Insurance Company of America                            "Excellent")
                        Paragon Life Insurance Company
                        Security Equity Life Insurance
                        Company

                        Metropolitan Insurance and Annuity Company               A           Second highest of
                        Texas Life Insurance Company                       ("Excellent")     nine ratings
                        Metropolitan Property and Casualty Insurance                         categories and
                          Company                                                            highest within the
                                                                                             category based on
                                                                                             modifiers

Fitch Ratings           Metropolitan Life Insurance Company                     AA+          Second highest of
                        New England Life Insurance Company                 ("Very High")     eight ratings
                        MetLife Investors USA Insurance Company                              categories and
                        (Still listed as Security First Life Insurance                       highest within the
                        Company)                                                             category based on
                        General American Life Insurance Company                              modifiers (e.g.,
                        MetLife Investors Insurance Company                                  AA+, AA and AA- are
                        Paragon Life Insurance Company                                       "Very High")
                        Security Equity Life Insurance Company

     The foregoing ratings reflect each rating agency's opinion of Metropolitan Life and the Company's other insurance subsidiaries' financial strength, operating performance and ability to meet their obligations to policyholders, and are not evaluations directed toward the protection of MetLife, Inc.'s securityholders.

DEBT RATINGS

     Debt ratings are also a factor in establishing the competitive position of insurers and are important to the Company's ability to raise capital through the issuance of debt and may impact the cost of such financing. The Company's current debt ratings are listed in the table below:

RATING AGENCY                           COMPANIES RATED                       RATING          RATING STRUCTURE
-------------                           ---------------                       ------          ----------------
Standard & Poor's       MetLife, Inc. (Senior Unsecured Debt Rating)             A           Third highest of
  Ratings Services                                                          ("Strong")       nine ratings
                                                                                             categories and
                                                                                             highest within the
                                                                                             category based on
                                                                                             modifiers (e.g.
                                                                                             AA+, AA and AA- are
                                                                                             Very Strong)

                        MetLife Funding, Inc. (Commercial Paper Debt           A-1+          Highest of five
                          Rating)                                           ("Extremely      ratings categories
                                                                             Strong")        and highest within
                                                                                             the category based
                                                                                             on modifiers

                        MetLife, Inc. (Commercial Paper Debt Rating)            A-1          Highest of five
                                                                            ("Extremely      ratings categories
                                                                             Strong")        and lowest within
                                                                                             the category based
                                                                                             on modifiers

Moody's Investors       MetLife, Inc. (Senior Unsecured Debt Rating)        A1 ("Good")      Third highest of
  Service, Inc.                                                                              nine ratings
                                                                                             categories and
                                                                                             highest within the
                                                                                             category based on
                                                                                             modifiers (e.g.,
                                                                                             Aa1, Aa2 and Aa3
                                                                                             are "Excellent")

                        MetLife, Inc. (Commercial Paper Debt Rating)            P-1          Highest of four
                        MetLife Funding, Inc. (Commercial Paper Debt       ("Superior")      ratings categories
                        Rating)

A.M. Best Company,      MetLife, Inc. (Senior Unsecured Debt Rating)            A+           Highest of nine
  Inc.                                                                     ("Superior")      ratings categories
                                                                                             and second highest
                                                                                             within the category
                                                                                             based on modifiers
                                                                                             (e.g. A++ and A+
                                                                                             and "Superior"
                                                                                             while A and A- are
                                                                                             "Excellent")

                        MetLife, Inc. (Commercial Paper Debt Rating)          AMB-1+         Highest of five
                        MetLife Funding, Inc. (Commercial Paper Debt       ("Superior")      ratings categories
                        Rating)

Fitch Ratings           MetLife, Inc. (Senior Unsecured Debt Rating)             A           Third highest of
                                                                            ("Strong")       eight ratings
                                                                                             categories and
                                                                                             lowest within the
                                                                                             category based on
                                                                                             modifiers


RATING AGENCY                           COMPANIES RATED                       RATING          RATING STRUCTURE
-------------                           ---------------                       ------          ----------------
                        MetLife, Inc. (Commercial Paper Debt Rating)            F1+          Highest of five
                        MetLife Funding, Inc. (Commercial Paper Debt        ("Highest")      ratings categories
                        Rating)                                                              and highest within
                                                                                             the category based
                                                                                             on modifiers

EMPLOYEES

     At December 31, 2001, the Company employed approximately 46,000 employees. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the executive officers of MetLife, Inc. and Metropolitan Life:

          ROBERT H. BENMOSCHE, age 57, has been a Director of MetLife since August 1999 and Chairman of the Board, President and Chief Executive Officer of MetLife since September 1999. He has been a Director of Metropolitan Life since 1997 and Chairman of the Board, President and Chief Executive Officer of Metropolitan Life since July 1998, was President and Chief Operating Officer from November 1997 to June 1998, and Executive Vice President from September 1995 to October 1997. Previously, he was Executive Vice President of PaineWebber Group Incorporated from 1989 to 1995.

          GERALD CLARK, age 58, has been a Director of MetLife since August 1999 and Vice-Chairman of the Board and Chief Investment Officer of MetLife since September 1999. He has been a Director of Metropolitan Life since 1997 and Vice-Chairman of the Board and Chief Investment Officer of Metropolitan Life since July 1998, was Senior Executive Vice President and Chief Investment Officer from December 1995 to July 1998, and Executive Vice President and Chief Investment Officer from September 1992 to December 1995.

          STEWART G. NAGLER, age 59, has been a Director of MetLife since August 1997 and Vice-Chairman of the Board and Chief Financial Officer of MetLife since September 1999. He has been a Director of Metropolitan Life since 1997 and Vice-Chairman of the Board and Chief Financial Officer of Metropolitan Life since July 1998, and was its Senior Executive Vice President and Chief Financial Officer from April 1993 to July 1998. Mr. Nagler also serves as a Director and Chairman of the Board of RGA.

          GARY A. BELLER, age 63, has been Senior Executive Vice President and General Counsel of MetLife since September 1999 and of Metropolitan Life since February 1998. He was Executive Vice President and General Counsel of Metropolitan Life from August 1996 to January 1998, and Executive Vice President and Chief Legal Officer from November 1994 to July 1996.

          JAMES M. BENSON, age 55, has been President of Individual of MetLife since September 1999 and of Individual of Metropolitan Life since May 1999. He has been Chairman of the Board of New England Life since May 1998, Chief Executive Officer since January 1998, and President since June 1997. He was Chief Operating Officer of New England Life from June 1997 to December 1997. Mr. Benson was the President and Chief Operating Officer of The Equitable Companies Incorporated from February 1996 to May 1997, and was President of The Equitable Life Assurance Society of the United States from February 1994 to May 1997, Chief Executive Officer from February 1996 to May 1997, and Chief Operating Officer from February 1994 to February 1996.

          C. ROBERT HENRIKSON, age 54, has been President of Institutional of MetLife since September 1999 and President of Institutional of Metropolitan Life since May 1999. He was Senior Executive Vice President, Institutional, of Metropolitan Life, from December 1997 to May 1999, Executive Vice President, Institutional, from January 1996 to December 1997, Executive Vice President, Pensions, from January 1995 to January 1996, and Senior Vice President, Pensions, from January 1991 to January 1995.

          CATHERINE A. REIN, age 59, has been Senior Executive Vice President of MetLife since September 1999 and President and Chief Executive Officer of Metropolitan Property and Casualty Insurance Company since March 1999. She has been Senior Executive Vice President of Metropolitan Life since February 1998 and was Executive Vice President from October 1989 to February 1998.

          WILLIAM J. TOPPETA, age 53, has been President of International of MetLife since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of Metropolitan Life from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of Metropolitan Life from

     March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and President and Chief Executive Officer, Canadian Operations, from July 1993 to October 1995.

          LISA M. WEBER, age 40, has been Senior Executive Vice President and Chief Administrative Officer of MetLife and Metropolitan Life since June 2001. She was Executive Vice President of MetLife and Metropolitan Life from December 1999 to June 2001 and head of Human Resources from March 1998 to June 2001. She was Senior Vice President of MetLife from September 1999 to November 1999 and Senior Vice President of Metropolitan Life from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years.

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

ITEM 2.  PROPERTIES

     One Madison Avenue in New York, New York, serves as the Company's headquarters, and it, along with the adjacent MetLife Tower, contains approximately 1.4 million rentable square feet of space. The Company has leased One Madison Avenue and the MetLife Tower to Credit Suisse First Boston (USA), Inc. ("CSFB"), under a long-term lease. MetLife has subleased for its own use a portion of One Madison Avenue and the Tower pursuant to a sublease from CSFB. CSFB has begun occupying portions of One Madison Avenue and the Tower and expects to complete its occupancy in stages through late 2003. MetLife has begun to vacate portions of One Madison Avenue and the Tower and expects that on or about June 1, 2002, it will occupy approximately 270,000 rentable square feet (which is the square footage subleased to MetLife on a long-term basis under the sublease from CSFB). In addition to this property, the Company owns 18 other buildings in the U.S. that it uses in the operation of its business. These buildings contain approximately 5.3 million rentable square feet and are located in the following states: Florida, Illinois, Massachusetts, Minnesota, Missouri, New York, New Jersey, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. The Company's computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. The Company leases space in approximately 780 other locations throughout the U.S., and these leased facilities consist of approximately 6.3 million rentable square feet. Approximately 51% of these leases are occupied as sales offices for the Individual segment, and the Company uses the balance for its other business activities. It also owns two buildings outside the U.S., comprising more than 49,000 rentable square feet. The Company leases approximately 43,000 rentable square feet in various locations outside the U.S. Management believes that its properties are suitable and adequate for the Company's current and anticipated business operations.

     The Company arranges for property and casualty coverage on its owned and occupied properties, taking into consideration its risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, the Company has arranged $300 million of annual terrorist coverage on certain properties in its real estate portfolio, effective March 1, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     Sales Practices Claims

     Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims."

     In December 1999, the United States District Court for the Western District of Pennsylvania approved a class action settlement resolving litigation against Metropolitan Life involving certain alleged sales practices claims. The settlement class includes most of the owners of permanent life insurance policies and annuity contracts or certificates issued pursuant to individual sales in the United States by Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company between January 1, 1982 and December 31, 1997. The class includes owners of approximately six million in-force or terminated insurance policies and approximately one million in-force or terminated annuity contracts or certificates. Implementation of the settlement is substantially completed.

     Similar sales practices class actions against New England Mutual, with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, have been settled. The New England Mutual case, approved by the United States District Court for the District of Massachusetts in October 2000, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. Implementation of the New England Mutual class action settlement is substantially completed. The General American case, approved by the United States District Court for the Eastern District of Missouri, and affirmed by the appellate court in October 2001, involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. A petition for writ of certiorari to the United States Supreme Court has been filed by objectors to the settlement. Implementation of the General American class action settlement is proceeding.

     Metropolitan Life expects that the total cost of its class action settlement will be approximately $957 million. It is expected that the total cost of the New England Mutual class action settlement will be approximately $160 million. General American expects that the total cost of its class action settlement will be approximately $68 million.

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. As of December 31, 2001, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 40 sales practices lawsuits pending against New England Mutual and approximately 40 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to vigorously defend themselves against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In October 2001, the United States District Court for the Southern District of New York approved the settlement of a class action alleging improper sales abroad that was brought against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants. No appeal was filed and the settlement is being implemented.

     The Company believes adequate provision has been made in its consolidated financial statements for all reasonably probable and estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

     During 1998, Metropolitan Life purchased excess of loss reinsurance agreements to provide reinsurance with respect to sales practices claims made on or prior to December 31, 1999 and for certain mortality losses in 1999. The premium for the excess of loss reinsurance agreements was $529 million. These reinsurance agreements had a maximum aggregate limit of $650 million, with a maximum sublimit of $550 million for losses for sales practices claims. The coverage was in excess of an aggregate self-insured retention of $385 million with respect to sales practices claims and $506 million, plus the Company's statutory policy reserves released upon the death of insureds, with respect to life mortality losses. The excess of loss reinsurance agreements were amended in 2000 to transfer mortality risks under the Metropolitan Life class action settlement agreement. Recoveries have been made under the reinsurance agreements for the sales practices claims. Although there is no assurance that other reinsurance claim submissions will be paid, the Company believes payment is likely to occur. The

Company accounts for the aggregate excess of loss reinsurance agreements as reinsurance; however, if deposit accounting were applied, the effect on the Company's consolidated financial statements in 2001, 2000 and 1999 would not be significant.

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

     Asbestos-Related Claims

     Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits, currently numbering in the thousands, have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. While Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse judgments in respect of these claims, most of the cases have been resolved by settlements. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate. The number of such cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

     The following table sets forth the total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years:

                                                           AT OR FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Asbestos personal injury claims at year end
  (approximate).........................................   89,000    73,000    60,000
Number of new claims during year (approximate)..........   59,500    54,500    35,500
Settlement payments during year (dollars in
  millions)(1)..........................................    $90.7     $71.1    $113.3

---------------

(1) Settlement payments represent payments made during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life's attorneys' fees and expenses and do not reflect amounts received from insurance carriers.

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

     During 1998, Metropolitan Life decided to pursue the purchase of excess insurance to limit its exposure to asbestos-related claims noted above. In connection with the negotiations with the casualty insurers to obtain this insurance, Metropolitan Life obtained information that caused management to reassess the accruals for asbestos-related claims. This information included:

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

     During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. As a result of the excess insurance policies, $878 million was recorded as a recoverable at December 31, 2001, 2000 and 1999. Although amounts paid in any given year that are recoverable under the policies will be reflected as a reduction in the Company's operating cash flows for that year, management believes that the payments will not have a material adverse effect on the Company's liquidity. Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to the Company at the commutation date if experience under the policy to such date has been favorable, or pro rata reductions from time to time in the loss reimbursements to the Company if the cumulative return on the reference fund is less than the return specified in the experience fund. It is likely that a claim will be made under the excess insurance policies in 2003 for a portion of the amounts paid with respect to asbestos litigation in 2002. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be deferred and amortized into income over the estimated remaining settlement period of the insurance policies.

     The Company believes adequate provision has been made in its consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure are very difficult to predict due to the limitations of available data and the substantial difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. Metropolitan Life is studying its recent claims experience, published literature regarding asbestos claims experience in the United States and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     Property and Casualty Actions

     A purported class action suit involving policyholders in four states was filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. After the court denied plaintiffs' motion for class certification, the plaintiffs dismissed the lawsuit with prejudice. Similar "diminished value" purported class action suits have been filed in Texas and Tennessee against Metropolitan Property and Casualty Insurance Company; a Texas trial court recently denied plaintiffs' motion for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. A two-plaintiff individual lawsuit brought in Alabama alleges that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, violated state law by failing to pay the proper valuation amount for a total loss. Total loss valuation methods also are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in August 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. In addition, in Florida, Metropolitan Property and Casualty Insurance Company has been named in a class action alleging that it improperly established preferred provider organizations (hereinafter "PPO"). Other insurers have been named in both the Pennsylvania and the PPO cases. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. Metropolitan Life has moved to dismiss these consolidated cases on a variety of grounds. In addition, there remains a separate purported class action in New York state court in New York County that Metropolitan Life also has moved to dismiss. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action is pending in the Supreme Court of the State of New York for New York County and has been brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life has moved to dismiss this case on a variety of grounds. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied on July 23, 2001. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. On July 9, 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. Plaintiffs have appealed to the United States Court of Appeals for the Second Circuit. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

     In 2001, a lawsuit was filed in the Superior Court of Justice, Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life Insurance Company of Canada. Plaintiffs' allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest vigorously all of plaintiffs' claims in this matter.

     Race-Conscious Underwriting Claims

     Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its subsidiaries. The New York Insurance Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-conscious underwriting practices. Metropolitan Life is cooperating fully with that inquiry, which is ongoing. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. At the outset of discovery, Metropolitan Life moved for summary judgment on statute of limitations grounds. On June 27, 2001, the District Court denied that motion, citing, among other things, ongoing discovery on relevant subjects. The ruling does not prevent Metropolitan Life from continuing to pursue a statute of limitations defense. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion. Metropolitan Life has been involved in settlement discussions to resolve the regulatory examinations and the actions pending in the United States District Court for the Southern District of New York. In that connection, Metropolitan Life has recorded a $250 million pre-tax charge in the fourth quarter of 2001 as probable and estimable costs associated with the anticipated resolution of these matters.

     In the fall of 2001, 12 lawsuits were filed against Metropolitan Life on behalf of approximately 109 non-Caucasian plaintiffs in their individual capacities in state court in Tennessee. The complaints allege under state common law theories that Metropolitan Life discriminated against non-Caucasians in the sale, formation and administration of life insurance policies. The plaintiffs have stipulated that they do not seek and will not accept more than $74,000 per person if they prevail on their claims. Early in 2002, two individual actions were filed against Metropolitan Life in federal court in Alabama alleging both federal and state law claims of racial discrimination in connection with the sale of life insurance policies issued. Metropolitan Life is contesting vigorously plaintiffs' claims in the Tennessee and Alabama actions.

     Other

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

     A lawsuit has been filed against Metropolitan Life in Ontario, Canada by Clarica Life Insurance Company regarding the sale of the majority of Metropolitan Life's Canadian operation to Clarica in 1998. Clarica alleges that Metropolitan Life breached certain representations and warranties contained in the sale agreement, that Metropolitan Life made misrepresentations upon which Clarica relied during the negotiations and that Metropolitan Life was negligent in the performance of certain of its obligations and duties under the sale agreement. Metropolitan Life is vigorously defending itself against this lawsuit.

     General American has received and responded to subpoenas for documents and other information from the office of the U.S. Attorney for the Eastern District of Missouri with respect to certain administrative services provided by its former Medicare Unit during the period January 1, 1988 through December 31, 1998, which services ended and which unit was disbanded prior to MetLife's acquisition of General American. The subpoenas were issued as part of the Government's criminal investigation alleging that General American's former Medicare Unit engaged in improper billing and claims payment practices. The Government is also conducting a civil investigation under the federal False Claims Act. General American is cooperating fully with the Government's investigations. In March 2002, General American and the Government reached an agreement in principle to resolve all issues through a civil settlement. The agreement is subject to approvals and there can be no assurance that it will be approved.

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

     Summary

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MetLife, Inc.'s common stock, par value $0.01 per share (the "Common Stock"), began trading on the New York Stock Exchange ("NYSE") under the symbol "MET" on April 5, 2000.

     The following table presents high and low closing prices for the Common Stock on the NYSE for the periods indicated, and the dividends declared per share:

                                                                   2001
                                                     ---------------------------------
                                                     FIRST    SECOND   THIRD    FOURTH
                                                     ------   ------   ------   ------
Common Stock Price
  High.............................................  $34.88   $32.38   $31.88   $31.68
  Low..............................................  $26.05   $28.50   $25.20   $25.65
Dividends Paid.....................................  $   --   $   --   $   --   $ 0.20

                                                                     2000
                                                      -----------------------------------
                                                      FIRST   SECOND(1)   THIRD    FOURTH
                                                      -----   ---------   ------   ------
Common Stock Price
  High..............................................   N/A     $21.31     $27.19   $36.50
  Low...............................................   N/A     $15.13     $19.81   $23.75
Dividends Paid......................................   N/A     $   --     $   --   $ 0.20

---------------

N/A -- Not applicable

(1) Commencing April 5, 2000.

     As of March 1, 2002, there were 35,327 shareholders of record of Common Stock.

     On October 23, 2001, the Holding Company's Board of Directors approved an annual dividend of $0.20 per share. The dividend was paid on December 14, 2001 to shareholders of record on November 6, 2001. On October 24, 2000, the Holding Company's Board of Directors approved an annual dividend of $0.20 per share. The dividend was paid on December 15, 2000 to shareholders of record on November 7, 2000. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Holding Company and the impact of regulatory restrictions. See
"Business -- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the Company. The consolidated financial information for the years ended December 31, 2001, 2000 and 1999 and at December 31, 2001 and 2000 has been derived from the Company's audited consolidated financial statements included elsewhere herein. The consolidated financial information for the years ended December 31, 1998 and 1997 and at December 31, 1999, 1998 and 1997 has been derived from the Company's audited consolidated financial statements not included elsewhere herein. The following consolidated statements of income and consolidated balance sheet data, other than the statutory data, have been prepared in conformity with GAAP. The statutory data have been derived from Metropolitan Life's Annual Statements filed with insurance regulatory authorities and have been prepared in accordance with statutory accounting practices. The following information should be read in conjunction with and is qualified in its entirety by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements appearing elsewhere herein.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
                                                            (DOLLARS IN MILLIONS)
STATEMENTS OF INCOME DATA
Revenues:
  Premiums...................................  $17,212   $16,317   $12,088   $11,503   $11,278
  Universal life and investment-type product
     policy fees.............................    1,889     1,820     1,433     1,360     1,418
  Net investment income(1)...................   11,923    11,768     9,816    10,228     9,491
  Other revenues.............................    1,507     2,229     1,861     1,785     1,236
  Net realized investment (losses)
     gains(2)................................     (603)     (390)      (70)    2,021       787
                                               -------   -------   -------   -------   -------
          Total revenues(3)(4)...............   31,928    31,744    25,128    27,106    24,465
                                               -------   -------   -------   -------   -------
Expenses:
  Policyholder benefits and claims(5)........   18,454    16,893    13,100    12,638    12,403
  Interest credited to policyholder account
     balances................................    3,084     2,935     2,441     2,711     2,878
  Policyholder dividends.....................    2,086     1,919     1,690     1,651     1,742
  Payments to former Canadian
     policyholders(1)........................       --       327        --        --        --
  Demutualization costs......................       --       230       260         6        --
  Other expenses(1)(6).......................    7,565     8,024     6,462     7,810     5,516
                                               -------   -------   -------   -------   -------
          Total expenses(3)(4)...............   31,189    30,328    23,953    25,025    22,794
                                               -------   -------   -------   -------   -------
Income before provision for income taxes.....      739     1,416     1,175     2,081     1,671
Provision for income taxes(7)................      266       463       558       738       468
                                               -------   -------   -------   -------   -------
Net income...................................  $   473   $   953   $   617   $ 1,343   $ 1,203
                                               =======   =======   =======   =======   =======
Net income after April 7, 2000 (date of
  demutualization)...........................            $ 1,173
                                                         =======

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
BALANCE SHEET DATA
General account assets(1)...............  $194,184   $183,884   $160,291   $157,278   $154,444
Separate account assets.................    62,714     70,250     64,941     58,068     48,338
                                          --------   --------   --------   --------   --------
Total assets............................  $256,898   $254,134   $225,232   $215,346   $202,782
                                          ========   ========   ========   ========   ========
Liabilities:
  Life and health policyholder
     liabilities(8).....................  $148,323   $140,012   $122,637   $122,726   $125,849
  Property and casualty policyholder
     liabilities(8).....................     2,610      2,559      2,318      1,477      1,509
  Short-term debt.......................       355      1,085      4,180      3,572      4,564
  Long-term debt........................     3,628      2,400      2,494      2,886      2,866
  Separate account liabilities..........    62,714     70,250     64,941     58,068     48,338
  Other liabilities(1)..................    21,950     20,349     14,972     11,750      5,649
                                          --------   --------   --------   --------   --------
Total liabilities.......................   239,580    236,655    211,542    200,479    188,775
                                          --------   --------   --------   --------   --------
Company-obligated mandatorily redeemable
  securities of subsidiary trusts.......     1,256      1,090         --         --         --
                                          --------   --------   --------   --------   --------
Equity:
  Common stock, at par value............         8          8         --         --         --
  Additional paid-in capital(9).........    14,966     14,926         --         --         --
  Retained earnings(9)..................     1,349      1,021     14,100     13,483     12,140
  Treasury stock, at cost...............    (1,934)      (613)        --         --         --
  Accumulated other comprehensive income
     (loss).............................     1,673      1,047       (410)     1,384      1,867
                                          --------   --------   --------   --------   --------
Total equity............................    16,062     16,389     13,690     14,867     14,007
                                          --------   --------   --------   --------   --------
Total liabilities and equity............  $256,898   $254,134   $225,232   $215,346   $202,782
                                          ========   ========   ========   ========   ========

                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
OTHER DATA
  Operating income(2)(10)...............  $    906   $  1,541   $    990   $     23   $    617
  Adjusted operating income(5)(10)......  $  1,273   $  1,541   $  1,307   $  1,226   $    807
  Operating return on equity(11)........       6.1%      10.5%       7.2%       0.2%       5.3%
  Adjusted operating return on
     equity(12).........................       8.6%      10.5%       9.5%       9.6%       7.0%
  Return on equity(13)..................       3.2%       6.5%       4.5%      10.5%      10.4%
  Operating cash flows..................  $  4,799   $  1,299   $  3,883   $    842   $  2,872
  Total assets under management (14)....  $282,414   $301,297   $373,612   $360,703   $338,731
STATUTORY DATA(15)
  Premiums and deposits.................  $ 19,982   $ 23,536   $ 24,642   $ 22,722   $ 20,569
  Net income............................  $  2,782   $  1,027   $    789   $    875   $    589
  Policyholder surplus..................  $  5,358   $  7,208   $  7,630   $  7,388   $  7,378
  Asset valuation reserve...............  $  3,650   $  3,205   $  3,109   $  3,323   $  3,814
EARNINGS PER SHARE DATA(16)
  Basic earnings per share..............  $   0.64   $   1.52        N/A        N/A        N/A
  Diluted earnings per share............  $   0.62   $   1.49        N/A        N/A        N/A
ADJUSTED OPERATING EARNINGS PER SHARE
  DATA(17)
  Basic earnings per share..............  $   1.72   $   1.99        N/A        N/A        N/A
  Diluted earnings per share............  $   1.67   $   1.96        N/A        N/A        N/A
DIVIDENDS PAID PER SHARE................  $   0.20   $   0.20        N/A        N/A        N/A

---------------

 (1) In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the Company's securities lending program. Adoption of the provisions had the effect of increasing assets and liabilities by $3,769 million at December 31, 1998 and increasing revenues and expenses by $266 million for the year ended December 31, 1998.

 (2) Investment gains and losses are presented net of related policyholder amounts. The amounts netted against investment gains and losses are the following:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                       2001    2000    1999     1998     1997
                                       -----   -----   -----   ------   ------
                                                (DOLLARS IN MILLIONS)
Gross investment (losses) gains......  $(737)  $(444)  $(137)  $2,629   $1,018
                                       -----   -----   -----   ------   ------
Less amounts allocable to:
  Future policy benefit loss
     recognition.....................     --      --      --     (272)    (126)
  Deferred policy acquisition
     costs...........................    (25)     95      46     (240)     (70)
  Participating pension contracts....     --    (126)     21      (96)     (35)
  Policyholder dividend obligation...    159      85      --       --       --
                                       -----   -----   -----   ------   ------
  Total..............................    134      54      67     (608)    (231)
                                       -----   -----   -----   ------   ------
Net investment (losses) gains........  $(603)  $(390)  $ (70)  $2,021   $  787
                                       =====   =====   =====   ======   ======

     Investment gains (losses) have been reduced by (i) additions to future policy benefits resulting from the need to establish additional liabilities due to the recognition of investment gains, (ii) deferred policy acquisition amortization to the extent that such amortization results from investment gains and losses, (iii) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholder's accounts, and (iv) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers. This presentation affected operating income and adjusted operating income. See note 10 below.

 (3) Includes the following combined financial statement data of Conning Corporation, which was sold on July 2, 2001, the Company's controlling interest in Nvest Companies L.P. and its affiliates, which were sold in 2000, MetLife Capital Holdings, Inc., which was sold in 1998, and the Company's Canadian operations and U.K. insurance operations, substantially all of which were sold in 1998 and 1997:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                         2001   2000   1999    1998     1997
                                         ----   ----   ----   ------   ------
                                                (DOLLARS IN MILLIONS)
Total revenues.........................  $33    $608   $655   $1,405   $2,149
                                         ===    ====   ====   ======   ======
Total expenses.........................  $35    $582   $603   $1,275   $1,870
                                         ===    ====   ====   ======   ======

     As a result of these sales, investment gains of $25 million, $663 million, $520 million and $139 million were recorded for the years ended December 31, 2001, 2000, 1998 and 1997, respectively.

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

 (4) Included in 2000 total revenues and total expenses are $3,739 million and $3,561 million, respectively, related to GenAmerica, which was acquired on January 6, 2000.

 (5) Policyholder benefits and claims exclude $(159) million, $41 million, $(21) million, $368 million and $161 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, of future policy benefit loss recognition, credits to participating contractholder accounts and changes in the policyholder dividend obligation that have been charged against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (6) Other expenses exclude $25 million, $(95) million, $(46) million, $240 million and $70 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, of amortization of deferred policy acquisition costs that have been charged against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (7) Includes $(145) million, $125 million, $18 million and $(40) million for surplus tax (credited) accrued by Metropolitan Life for the years ended December 31, 2000, 1999, 1998 and 1997, respectively. Prior to its demutualization, Metropolitan Life was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Code. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (8) Policyholder liabilities include future policy benefits, policyholder account balances, other policyholder funds, policyholder dividends payable and the policyholder dividend obligation.

 (9) For additional information regarding these items, see Note 1 of Notes to Consolidated Financial Statements.

(10) The following provides a reconciliation of net income to adjusted operating income:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------------
                                         2001     2000     1999     1998      1997
                                        ------   ------   ------   -------   -------
                                                   (DOLLARS IN MILLIONS)
Net income............................  $  473   $  953   $  617   $ 1,343   $ 1,203
                                        ------   ------   ------   -------   -------
Adjustments to reconcile net income to
  operating income:
  Gross investments losses (gains)....     737      444      137    (2,629)   (1,018)
  Income tax on gross investment gains
     and losses.......................    (208)    (175)     (92)      883       312
                                        ------   ------   ------   -------   -------
     Investment losses (gains), net of
       income tax.....................     529      269       45    (1,746)     (706)
                                        ------   ------   ------   -------   -------
  Amounts allocated to investment
     gains and losses (see note 4)....    (134)     (54)     (67)      608       231
  Income tax on amounts allocated to
     investment gains and losses......      38       21       45      (204)      (71)
                                        ------   ------   ------   -------   -------
     Amount allocated to investment
       gains and losses, net of income
       tax............................     (96)     (33)     (22)      404       160
                                        ------   ------   ------   -------   -------
  Demutualization costs...............      --      230      260         6        --
  Income tax on demutualization
     costs............................      --      (60)     (35)       (2)       --
                                        ------   ------   ------   -------   -------
     Demutualization costs, net of
       income tax.....................      --      170      225         4        --
                                        ------   ------   ------   -------   -------
  Payments to former Canadian
     policyholders....................      --      327       --        --        --
                                        ------   ------   ------   -------   -------
  Surplus tax.........................      --     (145)     125        18       (40)
                                        ------   ------   ------   -------   -------
Operating income(a)...................     906    1,541      990        23       617
                                        ------   ------   ------   -------   -------
Adjustments to reconcile operating
  income to adjusted operating income:
  September 11, 2001 tragedies........     325       --       --        --        --
  Income tax on September 11, 2001
     tragedies........................    (117)      --       --        --        --
                                        ------   ------   ------   -------   -------
     September 11, 2001 tragedies, net
       of income tax..................     208       --       --        --        --
                                        ------   ------   ------   -------   -------
  Adjustment for charges for alleged
     race-conscious underwriting, for
     sales practices claims and for
     personal injury claims caused by
     exposure to asbestos or
     asbestos-containing
     products(b)......................     250       --      499     1,895       300
  Income tax on such charges..........     (91)      --     (182)     (692)     (110)
                                        ------   ------   ------   -------   -------
     Adjustment for charges for
       alleged race-conscious
       underwriting, for sales
       practices claims and for
       personal injury claims caused
       by exposure to asbestos or
       asbestos-containing products,
       net of income tax..............     159       --      317     1,203       190
                                        ------   ------   ------   -------   -------
Adjusted operating income(a)..........  $1,273   $1,541   $1,307   $ 1,226   $   807
                                        ======   ======   ======   =======   =======

     The Company believes the supplemental operating information presented above allows for a more complete analysis of the results of operations. Investment gains and losses have been excluded due to their volatility between periods and because such data are often excluded when evaluating the overall financial performance of insurers. Demutualization costs, payments to former Canadian policyholders, and surplus tax have been excluded since such amounts are associated with Metropolitan Life's conversion to a stock company. Operating income and adjusted operating income should not be considered as a substitute for any GAAP measure of performance. The Company's method of calculating operating income and adjusted operating income may be different from the method used by other companies and therefore comparability may be limited.

        (a) Operating income and adjusted operating income for the year ended December 31, 2001 include charges related to several business realignment initiatives of $330 million, net of income tax, and the establishment of a policyholder liability for certain group annuity contracts at New England Financial of $74 million, net of income tax. See Note 13 of Notes to Consolidated Financial Statements.

        (b) The charge for 2001 was recorded to cover costs associated with the anticipated resolution of class action lawsuits and a related regulatory inquiry pending against Metropolitan Life, involving alleged race-conscious underwriting practices prior to 1973. The charge for 1999 was principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. The amounts reported for 1998 and 1997 include charges for sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products. See Note 11 of Notes to Consolidated Financial Statements.

     The Company believes that supplemental adjusted operating income data provides information useful in measuring operating trends by excluding the unusual amounts of expenses associated with the September 11, 2001 tragedies, the anticipated resolution of proceedings alleging race-conscious underwriting practices, sales practices and asbestos-related claims.

(11) Operating return on equity is defined as operating income divided by average total equity excluding accumulated other comprehensive income
     (loss). The Company believes the operating return on equity information presented supplementally allows for a more complete analysis of results of operations. Accumulated other comprehensive income (loss) has been excluded due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating return on equity should not be considered as a substitute for any GAAP measure of performance. The Company's method of calculating operating return on equity may be different from the method used by other companies and, therefore, comparability may be limited.

(12) Adjusted operating return on equity is defined as adjusted operating income divided by average total equity, excluding accumulated other comprehensive income (loss). The Company believes that supplemental adjusted operating return on equity data provides information useful in measuring operating trends by excluding the unusual amounts of expenses associated with the September 11, 2001 tragedies, the anticipated resolution of proceedings alleging race-conscious underwriting practices, sales practices and asbestos-related claims. Adjusted operating return on equity should not be considered as a substitute for net income in accordance with GAAP.

(13) Return on equity is defined as net income divided by average total equity, excluding accumulated other comprehensive income (loss).

(14) Includes MetLife's general account and separate account assets and assets managed on behalf of third parties. Includes $21 billion of assets under management managed by Conning at December 31, 2000, which was sold on July 2, 2001. Includes $133 billion, $135 billion, and $125 billion of assets under management managed by Nvest at December 31, 1999, 1998 and 1997, respectively, which was sold on October 30, 2000.

(15) Metropolitan Life statutory data only.

     The decrease in premiums and deposits from 2000 to 2001 is primarily attributable to a change in accounting required by the Codification, as adopted by the Department. This change required $7.0 billion of deposits related to products without mortality or morbidity factors to be recorded as policyholder liabilities beginning January 1, 2001.

     A significant component of the increase in statutory net income is $1.8 billion of investment gains resulting from transactions including the sale of Metropolitan Insurance and Annuity Company ("MIAC") to MetLife, Inc. and the sale of certain real estate to MIAC from Metropolitan Life. On a GAAP basis, the effects of these transactions are eliminated in consolidation. See Note 21 of Notes to Consolidated Financial Statements.

     The decrease in policyholder surplus is primarily due to a special dividend payment of $3,064 million from Metropolitan Life to MetLife, Inc.

     The increase in the asset valuation reserve is primarily attributable to the aforementioned investment gain.

(16) Based on earnings subsequent to the date of demutualization. For additional information regarding these items, see Note 19 of Notes to Consolidated Financial Statements.

(17) Earnings per share amounts for 2000 are proforma and are presented as if the initial public offering had occurred on January 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this discussion, the term "Company" refers, at all times prior to the date of demutualization (as hereinafter defined), to Metropolitan Life Insurance Company ("Metropolitan Life"), a mutual life insurance company organized under the laws of the State of New York, and its subsidiaries, and at all times on and after the date of demutualization, to MetLife, Inc. (the "Holding Company"), a Delaware corporation, and its subsidiaries, including Metropolitan Life. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements included elsewhere herein.

BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The impact of these actions on a segment basis is as follows:

                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                                           NET OF
                                                              AMOUNT     INCOME TAX
                                                              ------     ----------
                                                              (DOLLARS IN MILLIONS)
Institutional...............................................   $399         $267
Individual..................................................     97           61
Auto & Home.................................................      3            2
                                                               ----         ----
     Total..................................................   $499         $330
                                                               ====         ====

     Institutional. The charges to this segment include costs associated with exiting a business, including the write-off of goodwill, severance, severance-related expenses, and facility consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These initiatives will result in the elimination of approximately 450 positions. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively.

     Individual. The charges to this segment include facility consolidation costs, severance and severance-related expenses, which predominately stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. The costs were recorded in other expenses.

     Auto & Home. The charges to this segment include severance and related costs associated with the elimination of approximately 200 positions. The costs were recorded in other expenses.

     These initiatives are expected to result in savings of approximately $100 million, net of income tax, during 2002, comprised of approximately $60 million, $35 million and $5 million in the Individual, Institutional and Auto & Home segments, respectively.

     Although many of the segments' underlying business initiatives were completed in 2001, a portion of the activity will continue into 2002. The liability related to business initiatives at December 31, 2001 was $295 million.

SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001 a terrorist attack occurred in New York, Washington, D.C. and Pennsylvania (collectively, the "tragedies") triggering a significant loss of life and property which had an adverse impact on certain of the Company's businesses. The Company has direct exposures to this event with claims arising from its Individual, Institutional, Reinsurance and Auto & Home insurance coverages, although it believes the majority of such claims have been reported or otherwise analyzed by the Company.

     As of December 31, 2001, the Company's estimate of the total expected insurance losses related to the tragedies is $208 million, net of income tax of $117 million. This estimate is subject to revision in subsequent periods, as claims are received from insureds and the claims to reinsurers are identified and processed. Any revision to the estimate of gross losses and reinsurance recoveries in subsequent periods will affect income before income taxes and net income in such periods. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses in connection with the tragedies.

     The long-term effects of the tragedies on the Company's businesses cannot be assessed at this time. The tragedies have had significant adverse effects on general economic, market and political conditions, increasing many of the Company's business risks. This may have a negative effect on the Company's businesses and results of operations over time. In particular, the declines in share prices experienced after the reopening of the United States equity markets following the tragedies have contributed, and may continue to contribute, to a decline in separate account assets, which in turn could have an adverse effect on fees earned in the Company's businesses. In addition, the Institutional segment may receive disability claims from individuals suffering from mental and nervous disorders resulting from the tragedies. This may lead to a revision in the Company's estimated insurance losses related to the tragedies. The majority of the Company's disability policies include the provision that such claims be submitted within two years of the traumatic event.

     The Company's general account investment portfolios include investments, primarily comprised of fixed income securities, in industries that were affected by the tragedies, including airline, insurance, other travel and lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The market value of the Company's investment portfolio exposed to industries affected by the tragedies was approximately $3.0 billion at December 31, 2001.

THE DEMUTUALIZATION

     On April 7, 2000 (the "date of demutualization"), pursuant to an order by the New York Superintendent of Insurance (the "Superintendent") approving its plan of reorganization, as amended (the "plan"), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of the Holding Company. In conjunction therewith, each policyholder's membership interest was extinguished and each eligible policyholder received, in exchange for that interest, trust interests representing shares of Common Stock held in the MetLife Policyholder Trust, cash or an adjustment to their policy values in the form of policy credits, as provided in the plan. In addition, Metropolitan Life's Canadian branch made cash payments to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of Metropolitan Life's Canadian operations in 1998, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale. The payments, which were recorded in the second quarter of 2000, were determined in a manner that was consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

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

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. See Note 7 of Notes to Consolidated Financial Statements.

ACQUISITIONS AND DISPOSITIONS

     In November 2001, the Company acquired Compania de Seguros de Vida Santander S.A. and Compania de Reaseguaros de Vida Soince Re S. A., wholly-owned subsidiaries of Santander Central Hispano in Chile (collectively, the "Chilean acquisitions"). These acquisitions mark MetLife's entrance into the Chilean insurance market and the newest addition to the Company's Latin American operations.

     In July 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica.

     In May 2001, the Company acquired Seguradora America Do Sul S.A. ("Seasul"), a life and pension company in Brazil. Seasul is being integrated into MetLife's wholly-owned Brazilian subsidiary, Metropolitan Life Seguros e Previdencia Privada S.A, or MetLife Brazil.

     In February 2001, the Holding Company consummated the purchase of Grand Bank, N.A. ("Grand Bank"). Grand Bank provides banking services to individuals and small businesses in the Princeton, New Jersey area. On February 12, 2001, the Federal Reserve Board approved the Holding Company's application for bank holding company status and to become a financial holding company upon its acquisition of Grand Bank.

     During the second half of 2000, Reinsurance Group of America, Incorporated ("RGA") acquired the interest in RGA Financial Group, LLC it did not already own.

     In October 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies L.P.

     In July 2000, the Company acquired the workplace benefits division of Business Men's Assurance Company ("BMA"), a Kansas City, Missouri-based insurer.

     In April 2000, Metropolitan Life acquired the outstanding shares of Conning common stock not already owned by Metropolitan Life.

     In January 2000, Metropolitan Life completed its acquisition of GenAmerica for $1.2 billion. As part of the GenAmerica acquisition, General American Life Insurance Company paid Metropolitan Life a fee of $120 million in connection with the assumption of certain funding agreements. The fee was considered part of the purchase price of GenAmerica. GenAmerica is a holding company which included General American Life Insurance Company, 49% of the outstanding shares of RGA common stock, and 61.0% of the outstanding shares of Conning common stock, which was subsequently sold in 2001. Metropolitan Life owned 9% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. At

December 31, 2001 Metropolitan Life's ownership percentage of the outstanding shares of RGA common stock was approximately 58%. On January 30, 2002, MetLife, Inc. and its affiliated companies announced their intention to purchase up to $125 million of RGA's outstanding common stock over an unspecified period of time. These purchases are intended to offset potential future dilution of the Company's holding of RGA's common stock arising from the issuance by RGA of company-obligated mandatorily redeemable securities of subsidiary trusts on December 10, 2001.

     In November 1999, the Company acquired the individual disability income business of Lincoln National Life Insurance Company.

     In September 1999, the Auto & Home segment acquired the standard personal lines property and casualty insurance operations of The St. Paul Companies.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The critical accounting policies and related judgments underlying the Company's consolidated financial statements are summarized below. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. The Company's general policies are described in detail in Note 1 of Notes to Consolidated Financial Statements.

  INVESTMENTS

     The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of income, impairments and the determination of fair values. In addition, the earnings on certain investments are dependent upon market conditions which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.

  DERIVATIVES

     The Company enters into freestanding derivative transactions to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities and issues certain insurance policies with embedded derivatives. The associated financial statement risk is the volatility in net income, which can result from (i) changes in fair value of derivatives that are not designated as hedges, and (ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts.

  DEFERRED POLICY ACQUISITION COSTS

     The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business, are deferred. The recovery of such costs is dependent on the future profitability of the related business. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, expenses to administer the business and certain economic variables, such as inflation. These factors enter into management's estimates of gross margins and profits which generally are used to amortize certain of such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred.

  FUTURE POLICY BENEFITS

     The Company also establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and disabled lives. Generally, amounts are payable over an extended period of time and the profitability of the products is dependent on the pricing of the products. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between the actual experience and assumptions used in pricing the policies and in the establishment of liabilities result in variances in profit and could result in losses.

     The Company establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Pricing of this insurance takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the property covered and the insured, and profit considerations. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies.

  REINSURANCE

     Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting.

  LITIGATION

     The Company is a party to a number of legal actions. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits are especially difficult to estimate due to the limitation of available data and uncertainty around numerous variables used to determine amounts recorded. It is possible that an adverse outcome in certain cases could have an adverse effect upon the Company's operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

RESULTS OF OPERATIONS

     The following table presents consolidated financial information for the years indicated:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................   $17,212     $16,317     $12,088
Universal life and investment-type product policy
  fees..................................................     1,889       1,820       1,433
Net investment income...................................    11,923      11,768       9,816
Other revenues..........................................     1,507       2,229       1,861
Net investment losses (net of amounts allocable to other
  accounts of $(134), $(54) and $(67), respectively)....      (603)       (390)        (70)
                                                           -------     -------     -------
     Total revenues.....................................    31,928      31,744      25,128
                                                           -------     -------     -------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment losses of $(159),
  $41 and $(21), respectively)..........................    18,454      16,893      13,100
Interest credited to policyholder account balances......     3,084       2,935       2,441
Policyholder dividends..................................     2,086       1,919       1,690
Payments to former Canadian policyholders...............        --         327          --
Demutualization costs...................................        --         230         260
Other expenses (excludes amounts directly related to net
  investment losses of $25, $(95) and $(46),
  respectively).........................................     7,565       8,024       6,462
                                                           -------     -------     -------
     Total expenses.....................................    31,189      30,328      23,953
                                                           -------     -------     -------
Income before provision for income taxes................       739       1,416       1,175
Provision for income taxes..............................       266         463         558
                                                           -------     -------     -------
Net income..............................................   $   473     $   953     $   617
                                                           =======     =======     =======

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000 -- THE COMPANY

     Premiums grew by $895 million, or 5%, to $17,212 million for the year ended December 31, 2001 from $16,317 for the comparable 2000 period. This variance is attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decrease in the Individual segment. An improvement of $388 million in the Institutional segment is predominately the result of sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. In addition, significant premiums received from several existing group life customers in 2001 and the BMA acquisition in 2000 resulted in higher premiums. The 2000 balance includes $124 million in additional insurance coverages purchased by existing customers with funds received in the demutualization and significant premiums received from existing retirement and savings customers. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the $312 million premium growth in the Reinsurance segment. A $186 million rise in the International segment is due to growth in Mexico, South Korea, Spain and Taiwan, as well as acquisitions in Brazil and Chile. These variances were partially offset by a decline in Argentinean individual life premiums, reflecting the impact of recent economic and political events in that country. If these conditions continue, management expects further declines in Argentinean premiums. Higher average premium resulting from rate increases is the primary driver of a $119 million rise in the Auto & Home segment. A $110 million decline in the Individual segment is attributable to lower sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products.

     Universal life and investment-type product policy fees increased by $69 million, or 4%, to $1,889 million for the year ended December 31, 2001 from $1,820 million for the comparable 2000 period. This variance is due to increases in the Institutional and Individual segments, partially offset by a decline in the International segment. Growth in sales and deposits of group universal life and corporate-owned life insurance products resulted in a $45 million increase in the Institutional segment. A $39 million rise in the Individual segment is predominately the result of higher fees from variable life products reflecting a shift in customer preferences from traditional life products. A decrease of $15 million in the International segment is primarily due to reduced fees in Spain resulting from fewer assets under management. This is a result of a planned cessation of product lines offered through a joint venture with Banco Santander Central Hispano, S.A. ("Banco Santander").

     Net investment income increased by $155 million, or 1%, to $11,923 million for the year ended December 31, 2001 from $11,768 million for the comparable 2000 period. This change is due to higher income from (i) mortgage loans on real estate of $155 million, or 9%, (ii) other invested assets of $87 million, or 54%, (iii) fixed maturities of $36 million, or less than 1%, and (iv) interest on policy loans of $21 million, or 4%. These positive variances are partially offset by lower income from (i) equity securities and other limited partnership interests of $86 million, or 47%, (ii) real estate and real estate joint ventures, net of investment expenses and depreciation, of $45 million, or 7%, and (iii) cash, cash equivalents and short-term investments of $9 million, or 3%, and higher investment expenses of $4 million, or 2%.

     The increase in income from mortgage loans on real estate to $1,848 million in 2001 from $1,693 million in 2000 is predominately the result of higher mortgage production volume and increases in mortgage prepayment fees and contingent interest. Income from other invested assets increased to $249 million in 2001 from $162 million in 2000 primarily due to the reclassification of $19 million from other comprehensive income related to cash flow hedges, $24 million from derivatives not designated as accounting hedges and the recognition in 2000 of a $20 million loss on an equity method investment. The improvement in income from fixed maturities to $8,574 million in 2001 from $8,538 million in 2000 is primarily due to bond prepayments and increased securities lending activity, offset by lower yields on re-investments. The expense associated with securities lending activity is included in other expenses. The reduction of income from equity securities and other limited partnership interests to $97 million in 2001 from $183 million in 2000 is primarily due to fewer sales of underlying assets held in corporate partnerships and increased partnership write-downs. The decrease in income from real estate and real estate joint ventures to $584 million in 2001 from $629 million in 2000 is primarily due to a decline in hotel occupancy rates and reduced real estate joint venture sales.

     The increase in net investment income is largely attributable to positive variances in the Institutional and Individual segments, partially offset by a decline in Corporate & Other. Net investment income for the Institutional and Individual segments grew by $202 million and $37 million, respectively. These increases are predominately due to a higher volume of securities lending activity, increases in bond and mortgage prepayments and higher contingent interest on mortgages. The decrease in Corporate & Other is principally the result of sales in 2000 of underlying assets held in corporate limited partnerships. The remainder of the variance is attributable to smaller fluctuations in the other segments.

     Other revenues decreased by $722 million, or 32%, to $1,507 million for the year ended December 31, 2001 from $2,229 million for the comparable 2000 period. This variance is mainly attributable to reductions in the Asset Management, Individual and Auto & Home segments, partially offset by an increase in the Reinsurance segment. The sales of Nvest and Conning on October 30, 2000 and July 2, 2001, respectively, are the primarily drivers of a $562 million decline in the Asset Management segment. A decrease of $155 million in the Individual segment is primarily due to reduced commission and fee income associated with lower sales in the broker/dealer and other subsidiaries which was a result of the equity market downturn. Such commission and fee income can fluctuate consistent with movements in the equity market. Auto & Home's other revenues are lower by $18 million primarily due to a revision of an estimate made in 2000 of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990. Other revenues in the Reinsurance segment improved by $13 million due to an increase in fees earned on financial reinsurance, primarily as a result of the acquisition of the remaining interest in RGA Financial Group, LLC during the second half of 2000.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) deferred policy acquisition amortization, to the extent that such amortization results from investment gains and losses, (ii) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment losses grew by $213 million, or 55%, to $603 million for the year ended December 31, 2001 from $390 million for the comparable 2000 period. This increase reflects total gross investment losses of $737 million, an increase of $293 million, or 66%, from $444 million in 2000, before offsets for: the amortization of deferred policy acquisition costs of $(25) million and $95 million in 2001 and 2000, respectively; changes in policyholder dividend obligation of $159 million and $85 million in 2001 and 2000, respectively; and additions to participating contracts of $126 million in 2000. Excluding the net gain on the sale of a subsidiary, net investment losses decreased from the prior year. The Company continues to recognize deteriorating credits through the proactive sale of certain assets.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its consolidated statements of income to easily exclude investment gains and losses and the related effects on the consolidated statements of income when evaluating its operating performance. The Company's presentation of investment gains and losses, net of related policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of income may not be comparable to amounts reported by other insurers.

     Policyholder benefits and claims rose by $1,561 million, or 9%, to $18,454 million for the year ended December 31, 2001 from $16,893 million for the comparable 2000 period. This variance reflects total gross policyholder benefits and claims of $18,295 million, an increase of $1,361 million, or 8%, from $16,934 million in 2000, before the offsets for reductions in participating contractholder accounts of $126 million in 2000 and changes in the policyholder dividend obligation of $159 million and $(85) million in 2001 and 2000, respectively, directly related to net investment losses. The net variance in policyholder benefits and claims is mainly attributable to increases in the Institutional, Reinsurance, Individual, International and Auto & Home segments. Claims related to the September 11, 2001 tragedies and fourth quarter business realignment initiatives account for $291 million and $215 million, respectively, of a $746 million increase in the Institutional segment. The remainder of the fluctuation is attributable to growth in the group life, dental, disability and long-term care insurance businesses, commensurate with the variance in premiums, partially offset by a decrease in policyholder benefits and claims related to the retirement and savings business. Policyholder benefits and claims for the Reinsurance segment rose by $388 million due to unfavorable mortality experience in the first and fourth quarters of 2001, as well as adverse results on the reinsurance of Argentine pension business, reflecting the impact of recent economic and political events in that country. In addition, reinsurance claims arising from the September 11, 2001 tragedies of approximately $16 million, net of amounts recoverable from reinsurers, contributed to the variance. A $179 million rise in the Individual segment is primarily the result of an increase in the liabilities for future policy benefits commensurate with the aging of the in-force block of business. In addition, an increase of $74 million in the policyholder dividend obligation and $24 million in liabilities and claims associated with the September 11, 2001 tragedies contributed to the variance. International policyholder benefits and claims increased by $127 million as a result of growth in Mexico, South Korea and Taiwan, as well as acquisitions in Brazil and Chile. These fluctuations are partially offset by a decline in Argentina, reflecting the impact of recent economic and political events in that country. A $116 million increase in the Auto & Home segment is predominately the result of increased average claim costs, growth in the auto business and increased non-catastrophe weather-related losses.

     Interest credited to policyholder account balances grew by $149 million, or 5%, to $3,084 million for the year ended December 31, 2001 from $2,935 million for the comparable 2000 period, primarily due to an increase of $218 million in the Individual segment, partially offset by a $77 million reduction in the Institutional segment. The establishment of a policyholder liability of $118 million with respect to certain group annuity contracts at New England Financial is the primary driver of the fluctuation in Individual. In addition, higher average policyholder account balances and slightly increased crediting rates contributed to the variance. The decrease in the Institutional segment is primarily due to an overall decline in crediting rates in 2001 as a result of the current interest rate environment, partially offset by an increase in average customer account balances stemming from asset growth. The remaining variance is due to minor fluctuations in the Reinsurance and International segments.

     Policyholder dividends increased by $167 million, or 9%, to $2,086 million for the year ended December 31, 2001 from $1,919 million for the comparable 2000 period, primarily due to increases of $135 million and $25 million in the Institutional and Individual segments, respectively. The rise in the Institutional segment is primarily attributed to favorable experience on a large group life contract in 2001. Policyholder dividends vary from period to period based on participating contract experience. The change in the Individual segment reflects growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business. The remaining variance is due to minor fluctuations in the International and Reinsurance segments.

     Payments of $327 million were made during the second quarter of 2000, as part of Metropolitan Life's demutualization, to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Canadian operations in 1998.

     Demutualization costs of $230 million were incurred during the year ended December 31, 2000. These costs are related to Metropolitan Life's demutualization on April 7, 2000.

     Other expenses decreased by $459 million, or 6%, to $7,565 million for the year ended December 31, 2001 from $8,024 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses declined by $218 million, or 3%, to $8,191 million in 2001 from $8,409 million in 2000. This variance is attributable to reductions in the Asset Management, Individual and Auto & Home segments, partially offset by increases in the other segments. A decrease of $532 million in the Asset Management segment is predominately the result of the sales of Nvest and Conning on October 30, 2000 and July 2, 2001, respectively. The Individual segment's expenses declined by $167 million due to continued expense management, primarily due to reduced employee costs and lower discretionary spending. In addition, there were reductions in volume-related commission expenses in the broker/dealer and other subsidiaries and rebate expenses associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. These items are partially offset by an increase of $97 million related to fourth quarter 2001 business realignment initiatives. A $34 million decrease in Auto & Home is attributable to a reduction in integration costs associated with the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies in September 1999 ("St. Paul acquisition"). An increase of $232 million in Institutional expenses is primarily driven by expenses associated with fourth quarter business realignment initiatives of $184 million and a rise in non-deferrable variable expenses associated with premium growth in the group insurance businesses. Non-deferrable variable expenses include premium tax, commissions and administrative expenses for dental, disability and long-term care businesses. These increases are partially offset by a decline in rebate expenses associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. The income associated with securities lending activity is included in net investment income. Other expenses in Corporate & Other grew by $219 million primarily due to a $250 million race-conscious underwriting loss provision which was recorded in the fourth quarter of 2001, as well as $29 million of additional expenses associated with MetLife, Inc. shareholder services costs and start-up costs relating to MetLife's banking initiatives. These increases are partially offset by a $58 million decline in interest expense due to reduced average levels of borrowing and a lower interest rate environment in 2001. An increase of $43 million in the International segment is predominately the result of growth in Mexico and South Korea, and acquisitions in Brazil and Chile, partially offset by a decrease in Spain's other expenses due to a planned cessation of product lines offered through a joint venture with Banco Santander. The acquisition of the remaining interest in RGA Financial Group, LLC during the second half of 2000 contributed to the $20 million increase in other expenses in the Reinsurance segment.

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

     Capitalization of deferred policy acquisition costs increased to $2,039 million for the year ended December 31, 2001 from $1,863 million for the comparable 2000 period. This variance is attributable to increases in the Individual, Reinsurance, Institutional and International segments. The growth in the Individual segment is primarily due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in additional commissions and other deferrable expenses. The increases in the Reinsurance, Institutional and International segments are commensurate with growth in those businesses. Total amortization of deferred policy acquisition costs increased to $1,438 million in 2001 from $1,383 million in 2000. Amortization of $1,413 million and $1,478 million are allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The decrease in amortization of deferred policy acquisition costs allocated to other expenses is attributable to a decline in the Individual segment, partially offset by increases in the Reinsurance and International segments. The decline in the Individual segment is due to refinements in the calculation of estimated gross margins and profits. Contributing to this variance are modifications made in the third quarter of 2001 relating to the manner in which estimates of future market performance are developed. These estimates are used in determining unamortized deferred policy acquisition costs balances and the amount of related amortization. The modification will reflect an expected impact of past market performance on future market performance, as well as improving the ability to estimate deferred policy acquisition costs balances and related amortization. The increase in the Reinsurance segment is primarily due to fluctuations in allowances paid to ceding companies as a result of a change in product mix. The increase in the International segment is due to a write-off of deferred policy acquisition costs as a result of the anticipated impact of recent economic and political events in Argentina.

     Income tax expense for the year ended December 31, 2001 was $266 million, or 36%, of income before provision for income taxes, compared with $463 million, or 33%, for the comparable 2000 period. The 2001 effective tax rate differs from the corporate tax rate of 35% due to an increase in prior year taxes on capital gains. The 2000 effective tax rate differs from the corporate tax rate of 35% primarily due to the payments made in the second quarter of 2000 to former Canadian policyholders in connection with the demutualization, the impact of surplus tax and a reduction in prior year taxes on capital gains recorded in the third quarter of 2000. This reduction is associated with the previous sale of a business. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 -- THE COMPANY

     Premiums increased by $4,229 million, or 35%, to $16,317 million in 2000 from $12,088 million in 1999, in part, due to the acquisition of GenAmerica on January 6, 2000. Excluding the impact of this acquisition, premiums increased by $2,273 million, or 19%. This increase is attributable to Institutional, Auto & Home and International. These increases are partially offset by a $72 million, or 2%, decrease in Individual. The increase of $1,297 million, or 23%, in Institutional is predominantly the result of strong sales and continued favorable policyholder retention in this segment's group life, dental and disability businesses. The acquisitions of the workplace benefits division from the BMA acquisition in July 2000 and Lincoln National's disability business in November 1999 account for $103 million of the variance. In addition, significant premiums received from existing group life and retirement and savings customers in 2000 contribute $468 million to the variance. The increase of $885 million, or 51%, in Auto & Home is primarily due to the St. Paul acquisition, which represents $755 million of the increase, as well as growth in this segment's standard auto business. The increase of $137 million, or 26%, in International is primarily due to overall growth in Mexico, South Korea, Taiwan, Spain and Brazil. The decrease in Individual is primarily due to a decline in sales of traditional life insurance policies, which reflects a continued shift in policyholders' preferences from those policies to variable life products.

     Universal life and investment-type product policy fees increased by $387 million, or 27%, to $1,820 million in 2000 from $1,433 million in 1999. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $145 million, or 10%. This increase is almost entirely attributable to a $130 million, or 15%, increase in Individual, which is primarily due to increased sales, including exchanges, of variable life products, increases in separate account assets and the acceleration of the recognition of unearned fees in connection with a universal life product replacement program.

     Net investment income increased by $1,952 million, or 20%, to $11,768 million in 2000 from $9,816 million in 1999. Excluding the impact of the GenAmerica acquisition, net investment income increased by $832 million, or 8%. This increase is primarily due to higher income from (i) fixed maturities of $653 million, or 9%, (ii) mortgage loans on real estate of $76 million, or 5%,
(iii) interest on policy loans of $17 million, or 5%, (iv) cash and short-term investments of $79 million, or 46%, (v) real estate and real estate joint ventures, net of investment expenses and depreciation, of $45 million, or 8%, and (vi) lower investment expenses of $27 million, or 10%. These increases are partially offset by reduced income from equity securities and other limited partnership interests of $54 million, or 23%, and other invested assets of $11 million, or 12%.

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

     Other revenues increased by $368 million, or 20%, to $2,229 million in 2000 from $1,861 million in 1999. The impact of the GenAmerica acquisition is an increase to other revenues of $363 million. The variance year over year, excluding the impact of GenAmerica, is partially attributable to increases in the Individual, Institutional segments, largely offset by decreases in the Asset Management segment and in Corporate & Other. The increase of $96 million in Individual is largely a result of higher commission and fee income related to increased sales in the broker/dealer and other subsidiaries. The primary driver of Institutional's $33 million increase is strong sales growth in its dental and disability administrative services businesses. A $19 million increase in Auto & Home is attributable to a revision of an estimate of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990. Offsetting these increases is a $122 million decline in the Asset Management segment primarily due to the sale of Nvest, on October 30, 2000. The remaining variance is primarily due to Corporate & Other.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) deferred policy acquisition amortization, to the extent that such amortization results from investment gains and losses, (ii) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment losses increased by $320 million, or 457%, to $390 million in 2000 from $70 million in 1999. This increase reflects total gross investment losses of $444 million, an increase of $307 million, or 224%, from $137 million in 1999, before the offsets for: the amortization of deferred policy acquisition costs of $95 million and $46 million in 2000 and 1999, respectively; changes in the policyholder dividend obligation of $85 million in 2000; and (additions to) or reductions in participating contracts of $(126) million and $21 million in 2000 and 1999, respectively, related to assets sold. Excluding the impact of the GenAmerica acquisition, net investment losses increased by $378 million, or 540%. This increase reflects the continuation of the Company's strategy to reposition its investment portfolio in order to provide a higher operating return on its invested assets and the recognition of losses through the proactive sale of certain assets. These losses are partially offset by gains of $660 million, including a gain of $663 million, which was recognized as a result of the sale of Nvest on October 30, 2000.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its consolidated statements of income to easily exclude investment gains and losses and the related effects on the consolidated statements of income when evaluating its operating performance. The Company's presentation of investment gains and losses, net of related policyholder amounts, may be different from the presentation used by other insurance companies, and therefore, amounts in its consolidated statements of income may not be comparable to amounts reported by other insurers.

     Policyholder benefits and claims increased by $3,793 million, or 29%, to $16,893 million in 2000 from $13,100 million in 1999. This increase reflects total gross policyholder benefits and claims of $16,934 million, an increase of $3,855 million from $13,079 million in 1999, before the offsets for additions to or (reductions in) participating contractholder accounts of $126 million in 2000 and $(21) million in 1999 and changes in the policyholder dividend obligation of $(85) million in 2000 directly related to net investment losses. Excluding the impact of the GenAmerica acquisition, policyholder benefits and claims increased $2,044 million, or 16%. This rise is primarily due to increases of $1,366 million, or 20%, in Institutional, $704 million, or 54%, in Auto & Home, and $104 million, or 23%, in International. These increases are partially offset by a decrease of $103 million, or 2%, in Individual. The Institutional increase is largely due to overall growth within the segment's group dental and disability businesses, as well as the BMA and Lincoln National acquisitions. In addition, policyholder benefits and claims related to the group life and retirement and savings businesses increased commensurate with the premium variance noted above. The increase in Auto & Home is due, in most part, to the St. Paul acquisition, which represents $580 million of the increase. The remainder of the increase is largely attributable to a 9% increase in the number of auto policies in force and increased costs resulting from an increase in the use of original equipment manufacturer parts and higher labor rates. The increase in International is primarily due to overall growth in Mexico, Taiwan, South Korea, Spain and Brazil, commensurate with the increase in International's premiums. The decrease in Individual is predominately the result of improved mortality and morbidity experience.

     Interest credited to policyholder account balances increased by $494 million, or 20%, to $2,935 million in 2000 from $2,441 million in 1999. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $95 million, or 4%. This is primarily attributable to increases of $54 million, or 5%, in Institutional and $36 million, or 3%, in Individual. The higher expense in Institutional is largely due to an increase in group insurance of $84 million, which resulted from asset growth in customer account balances, growth in the bank-owned life insurance business and increases in the cash values of executive and corporate-owned universal life plans. These increases are partially offset by a decrease in retirement and savings products of $30 million, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives. The increase in Individual is predominately due to higher policyholder account balances and increases in crediting rates on annuity and investment products.

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

     Other expenses increased by $1,562 million, or 24%, to $8,024 million in 2000 from $6,462 million in 1999. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $1,717 million, or 26%, to $8,409 million in 2000 from $6,692 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $405 million, or 6%. This increase is primarily attributable to increases in Auto & Home, Individual, Institutional and International. These increases are partially offset by a $354 million, or 45%, decrease in Corporate & Other and a $101 million, or 13%, decrease in Asset Management. The increase in Auto & Home of $311 million, or 59%, is largely due to the St. Paul acquisition. The increase in Individual of $298 million, or 11%, is partially attributable to a $111 million increase from the broker/dealer and other subsidiaries commensurate with the increase in other revenues and increased securities lending volume. The income associated with securities lending activity is included in net investment income. The increase in Institutional of $141 million, or 9%, is primarily due to costs incurred in connection with initiatives focused on improving service delivery capabilities through investments in technology and an increase in volume-related expenses associated with premium growth. Volume-related expenses include premium taxes, separate account investment management expenses and commissions. The increase in International of $45 million, or 14%, is primarily attributable to expenses incurred in connection with business expansion efforts in several countries. The decrease in Corporate & Other is primarily due to a $499 million charge in 1999 principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs. The most significant factor contributing to the decline in Asset Management is the sale of Nvest, which occurred on October 30, 2000.

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

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the years indicated:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................   $ 4,563     $ 4,673     $ 4,289
Universal life and investment-type product policy
  fees..................................................     1,260       1,221         888
Net investment income...................................     6,512       6,475       5,346
Other revenues..........................................       495         650         381
Net investment gains (losses)...........................       827         227         (14)
                                                           -------     -------     -------
     Total revenues.....................................    13,657      13,246      10,890
                                                           -------     -------     -------
EXPENSES
Policyholder benefits and claims........................     5,233       5,054       4,625
Interest credited to policyholder account balances......     1,898       1,680       1,359
Policyholder dividends..................................     1,767       1,742       1,509
Other expenses..........................................     3,012       3,323       2,542
                                                           -------     -------     -------
     Total expenses.....................................    11,910      11,799      10,035
                                                           -------     -------     -------
Income before provision for income taxes................     1,747       1,447         855
Provision for income taxes..............................       652         527         300
                                                           -------     -------     -------
Net income..............................................   $ 1,095     $   920     $   555
                                                           =======     =======     =======

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- INDIVIDUAL

     Premiums decreased by $110 million, or 2%, to $4,563 million for the year ended December 31, 2001 from $4,673 million for the comparable 2000 period. Premiums from insurance products declined by $108 million. This decrease is primarily due to declines in traditional life insurance policies, which reflects a maturing of that business and a continued shift in customer preference from those policies to variable life products. Premiums from annuity and investment-type products declined by $2 million, due to lower sales of supplementary contracts with life contingencies and single premium immediate annuity business.

     Universal life and investment-type product policy fees increased by $39 million, or 3%, to $1,260 million for the year ended December 31, 2001 from $1,221 million for the comparable 2000 period. Policy fees from insurance products rose by $149 million. This growth is primarily due to increases in variable life products reflecting a continued shift in customer preferences from traditional life products. Policy fees from annuity and investment-type products decreased by $110 million, primarily resulting from a lower average separate account asset base. Policy fees from annuity and investment-type products are typically calculated as a percentage of average assets. Such assets can fluctuate depending on equity market performance. Thus, the amount of fees can increase or decrease consistent with movements in average separate account balances.

     Other revenues decreased by $155 million, or 24%, to $495 million for the year ended December 31, 2001 from $650 million for the comparable 2000 period, primarily due to reduced commission and fee income associated with lower sales in the broker/dealer and other subsidiaries, which was a result of the equity market downturn. Such commission and fee income can fluctuate consistent with movements in the equity market.

     Policyholder benefits and claims increased by $179 million, or 4%, to $5,233 million for the year ended December 31, 2001 from $5,054 million for the comparable 2000 period. Policyholder benefits and claims for insurance products rose by $192 million primarily due to increases in the liabilities for future policy benefits commensurate with the aging of the in-force block of business. In addition, increases of $74 million and

$24 million in the policyholder dividend obligation and liabilities and claims associated with the September 11, 2001 tragedies, respectively, contributed to the variance. Partially offsetting these variances is a reduction in policyholder benefits and claims for annuity and investment products due to a decrease in liabilities for supplemental contracts with life contingencies.

     Interest credited to policyholder account balances rose by $218 million, or 13%, to $1,898 million for the year ended December 31, 2001 from $1,680 million for the comparable 2000 period. Interest on insurance products increased by $165 million, primarily due to the establishment of a policyholder liability of $118 million with respect to certain group annuity contracts at New England Financial. The remainder of the variance is predominately a result of higher average policyholder account balances. Interest on annuity and investment products grew by $53 million due to slightly higher crediting rates and higher policyholder account balances stemming from increased sales, including products with a dollar cost averaging-type feature.

     Policyholder dividends increased by $25 million, or 1%, to $1,767 million for the year ended December 31, 2001 from $1,742 million for the comparable 2000 period. This is largely attributable to the growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business.

     Other expenses decreased by $311 million, or 9%, to $3,012 for the year ended December 31, 2001 from $3,323 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses are lower by $167 million, or 5%, to $3,305 million in 2001 from $3,472 million in 2000. Other expenses related to insurance products decreased by $204 million due to continued expense management, primarily due to reduced employee costs and lower discretionary spending. In addition, there were reductions in volume-related commission expenses in the broker/dealer and other subsidiaries and rebate expenses associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. These decreases are partially offset by an increase of $62 million related to fourth quarter 2001 business realignment initiatives. The annuity and investment-type products experienced an increase in other expenses of $37 million primarily due to expenses associated with the business realignment initiatives.

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

     Capitalization of deferred policy acquisition costs increased by $54 million, or 6%, to $926 million for the year ended December 31, 2001 from $872 million for the comparable 2000 period. This increase is primarily due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs increased by $26 million, or 4%, to $654 million in 2001 from $628 million in 2000. Amortization of deferred policy acquisition costs of $633 million and $723 million is allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products declined by $48 million due to refinements in the calculation of estimated gross margins and profits. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment products declined by $42 million due to refinements in the calculation of estimated gross profits. Contributing to this variance are modifications made in the third quarter of 2001 relating to the manner in which estimates of future market performance are developed. These estimates are used in determining unamortized deferred policy acquisition costs balances and the amount of related amortization. The modification reflects an expected impact of past market performance on future market performance, and improves the ability to estimate deferred policy acquisition costs balances and related amortization.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 -- INDIVIDUAL

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

     Other revenues increased by $269 million, or 71%, to $650 million in 2000 from $381 million in 1999. Excluding the impact of the GenAmerica acquisition, other revenues increased by $96 million, or 25%. Other revenues for insurance products increased by $98 million, or 28%, to $445 million in 2000 from $347 million in 1999. This increase is principally attributable to higher commission and fee income associated with increased sales in the broker/dealer and other subsidiaries. Other revenues for annuity products remained essentially unchanged at $32 million in 2000 compared with $34 million in 1999.

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

     Interest credited to policyholder account balances increased by $321 million, or 24%, to $1,680 million in 2000 from $1,359 million in 1999. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $36 million, or 3%. Interest on insurance products increased by $26 million, or 6%, to $445 million in 2000 from $419 million in 1999, largely due to higher policyholder account balances. Higher crediting rates caused interest on annuity and investment products to increase by $10 million, or 1%, to $950 million in 2000 from $940 million in 1999.

     Policyholder dividends increased by $233 million, or 15%, to $1,742 million in 2000 from $1,509 million in 1999. Excluding the impact of the GenAmerica acquisition, policyholder dividends increased by $33 million, or 2%. This increase is due to growth in cash values of policies associated with this segment's large block of traditional life insurance business.

     Other expenses increased by $781 million, or 31%, to $3,323 million in 2000 from $2,542 million in 1999. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $773 million, or 29%, to $3,472 million in 2000 from $2,699 million in 1999. Excluding the impact of the GenAmerica acquisition, other expenses increased by $298 million, or 11%. Other expenses related to insurance products increased by $189 million, or 9%, to $2,252 million in 2000 from $2,063 million in 1999. This increase is attributable to a $111 million increase from the broker/dealer and other subsidiaries commensurate with the increase in other revenues discussed above. In addition, increased volume in the securities lending program resulted in a $122 million increase in related rebate expense. The income associated with securities lending activity is included in net investment income. These increases were partially offset by a $44 million reduction in general and administrative expenses. Other expenses related to annuity and investment products increased by $109 million, or 17%, to $745 million in 2000 from $636 million in 1999. This increase resulted from a $54 million increase in rebate expense associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. The remaining increase is largely attributable to a $55 million increase in general and administrative expenses incurred in connection with initiatives focused on improving service delivery capabilities through investments in technology and the consolidation of operations.

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

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the years indicated:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................   $ 7,288     $ 6,900     $ 5,525
Universal life and investment-type product policy
  fees..................................................       592         547         502
Net investment income...................................     4,161       3,959       3,755
Other revenues..........................................       649         650         609
Net investment losses...................................       (15)       (475)        (31)
                                                           -------     -------     -------
     Total revenues.....................................    12,675      11,581      10,360
                                                           -------     -------     -------
EXPENSES
Policyholder benefits and claims........................     8,924       8,178       6,712
Interest credited to policyholder account balances......     1,013       1,090       1,030
Policyholder dividends..................................       259         124         159
Other expenses..........................................     1,907       1,730       1,569
                                                           -------     -------     -------
     Total expenses.....................................    12,103      11,122       9,470
                                                           -------     -------     -------
Income before provision for income taxes................       572         459         890
Provision for income taxes..............................       190         152         323
                                                           -------     -------     -------
Net income..............................................   $   382     $   307     $   567
                                                           =======     =======     =======

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- INSTITUTIONAL

     Premiums increased by $388 million, or 6%, to $7,288 million for the year ended December 31, 2001 from $6,900 million for the comparable 2000 period. Group insurance premiums grew by $680 million, due, in most part, to sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. In addition, premiums received from several existing group life customers in 2001 and the BMA acquisition contributed $173 million and $29 million, respectively, to this variance. The 2000 balance includes $124 million in additional insurance coverages purchased by existing customers with funds received in the demutualization. Retirement and savings premiums decreased by $292 million, primarily as a result of $270 million in premiums received in 2000 from existing customers.

     Universal life and investment-type product policy fees increased by $45 million, or 8%, to $592 million for the year ended December 31, 2001 from $547 million for the comparable 2000 period. The rise in fees reflects growth in sales and deposits in group universal life and corporate-owned life insurance products. Higher fees in group universal life products represent an increase in insured lives for an existing customer, coupled with a change in a customer preference for group life over optional term products. The increase in corporate-owned life insurance represents a $27 million fee received in 2001 from an existing customer.

     Other revenues decreased by $1 million to $649 million for the year ended December 31, 2001 from $650 million for the comparable 2000 period. Group insurance other revenues decreased by $19 million. This decline is primarily attributable to the renegotiation of an existing contract with a significant long-term care customer, as well as $20 million in final settlements in 2000 on several cases relating to the term life and former medical business. This variance is partially offset by a rise in other revenues stemming from sales growth in this segment's dental and disability administrative businesses. Retirement and savings' other revenues increased by $18 million, due to $12 million in earnings on seed money and an increase in administrative services fees for the defined contribution group businesses.

     Policyholder benefits and claims increased by $746 million, or 9%, to $8,924 million for the year ended December 31, 2001 from $8,178 million for the comparable 2000 period. Group insurance policyholder benefits and claims grew by $778 million, primarily due to growth in this segment's group life, dental, disability and long-term care insurance businesses, commensurate with the premium variance discussed above. In addition, $291 million in claims related to the September 11, 2001 tragedies contributed to this variance. Retirement and savings policyholder benefits and claims declined by $32 million. A decrease commensurate with the $292 million premium variance discussed above is almost entirely offset by a $215 million increase in policyholder benefits associated with fourth quarter business realignment initiatives.

     Interest credited to policyholder account balances decreased by $77 million, or 7%, to $1,013 million for the year ended December 31, 2001 from $1,090 million for the comparable 2000 period. A $24 million drop in group life is largely attributable to an overall decline in crediting rates in 2001 as a result of the current interest rate environment. The variance in group life was partially dampened by an increase in average customer account balances stemming from asset growth, resulting in $12 million in additional interest credited. Retirement and savings decreased by $53 million, or 9%, to $549 million in 2001 from $602 million in 2000, due to a overall decline in crediting rates in 2001 as a result of the current interest rate environment.

     Policyholder dividends increased by $135 million, or 109%, to $259 million for the year ended December 31, 2001 from $124 million for the comparable 2000 period. The rise in dividends is primarily attributed to favorable experience on a large group life contract in 2001. Policyholder dividends vary from period to period based on insurance contract experience.

     Other expenses increased by $177 million, or 10%, to $1,907 million for the year ended December 31, 2001 from $1,730 million for the comparable 2000 period. Group insurance expenses grew by $94 million due primarily to a rise in non-deferrable variable expenses associated with premium growth. Non-deferrable variable expenses include premium tax, commissions and administrative expenses for dental, disability and long-term care businesses. This variance is partially offset by a decline in rebate expenses associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. Other expenses related to retirement and savings rose by $83 million and is largely attributable to

$184 million in expenses associated with fourth quarter business realignment initiatives. This variance is partially offset by a decrease in expenses, due in most part, to expense management initiatives and lower rebate expenses associated with the Company's securities lending program.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 -- INSTITUTIONAL

     Premiums increased by $1,375 million, or 25%, to $6,900 million in 2000 from $5,525 million in 1999. Excluding the impact of the GenAmerica acquisition, premiums increased by $1,297 million, or 23%, to $6,822 million in 2000 from $5,525 million in 1999. Group insurance premiums increased by $953 million, or 19%, to $6,048 million in 2000 from $5,095 million in 1999. This increase is predominately the result of strong sales and continued favorable policyholder retention in this segment's group life, dental and disability businesses, as well as $124 million of additional insurance coverages purchased by existing customers with funds received in the demutualization. In addition, the BMA and Lincoln National acquisitions contributed $103 million to the variance. Retirement and savings premiums increased by $344 million, or 80%, to $774 million in 2000 from $430 million in 1999, primarily due to significant premiums received from existing customers in 2000.

     Universal life and investment-type product policy fees increased by $45 million, or 9%, to $547 million in 2000 from $502 million in 1999. Excluding the impact of the GenAmerica acquisition, universal life and investment-type product policy fees increased by $6 million, or 1%, to $508 million in 2000 from $502 million in 1999. This increase reflects growth in group universal life products.

     Other revenues increased by $41 million, or 7%, to $650 million in 2000 from $609 million in 1999. Excluding the impact of the GenAmerica acquisition, other revenues increased by $33 million, or 5%, to $642 million in 2000 from $609 million in 1999. Group insurance other revenues increased by $53 million, or 18%, to $355 million in 2000 from $302 million in 1999. The primary driver of this increase was strong sales growth in this segment's dental and disability administrative services businesses. Retirement and savings other revenues decreased by $20 million, or 7%, to $287 million in 2000 from $307 million in 1999, primarily due to a special performance fee received in 1999.

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

     Interest credited to policyholder account balances increased by $60 million, or 6%, to $1,090 million in 2000 from $1,030 million in 1999. Excluding the impact of the GenAmerica acquisition, interest credited to policyholder account balances increased by $54 million, or 5%, to $1,084 million in 2000 from $1,030 million in 1999. Group insurance increased by $84 million, or 21%, to $482 million in 2000 from $398 million in 1999. This increase is primarily due to asset growth in customer account balances and the bank-owned life insurance business, as well as an increase in the cash values of executive and corporate-owned universal life plans. Retirement and savings decreased by $30 million, or 5%, to $602 million in 2000 from $632 million in 1999, due to a continued shift in customers' investment preferences from guaranteed interest products to separate account alternatives.

     Policyholder dividends decreased by $35 million, or 22%, to $124 million in 2000 from $159 million in 1999. Policyholder dividends vary from period to period based on participating group insurance contract experience.

     Other expenses increased by $161 million, or 10%, to $1,730 million in 2000 from $1,569 million in 1999. Excluding the impact of the GenAmerica acquisition, expenses increased by $123 million, or 8%, to $1,692 million in 2000 from $1,569 million in 1999. Other expenses related to group life increased by

$56 million, or 15%, to $438 million in 2000 from $382 million in 1999. Other expenses related to group non-medical health increased by $12 million, or 2%, to $685 million in 2000 from $673 million in 1999. Other expenses related to retirement and savings increased by $55 million, or 11%, to $569 million in 2000 from $514 million in 1999. These increases are primarily due to costs incurred in connection with initiatives that focused on improving service delivery capabilities through investments in technology and higher expenses associated with the Company's securities lending program. The income associated with securities lending activity is included in net investment income. In addition, an increase in volume-related expenses associated with premium growth contributed to the variance. Volume-related expenses include premium taxes, separate account investment management expenses and commissions.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

                                                                     FOR THE
                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................   $1,762      $1,450
Net investment income.......................................      390         379
Other revenues..............................................       42          29
Net investment losses.......................................       (6)         (2)
                                                               ------      ------
     Total revenues.........................................    2,188       1,856
                                                               ------      ------
EXPENSES
Policyholder benefits and claims............................    1,484       1,096
Interest credited to policyholder account balances..........      122         109
Policyholder dividends......................................       24          21
Other expenses..............................................      439         446
                                                               ------      ------
     Total expenses.........................................    2,069       1,672
                                                               ------      ------
Income before provision for income taxes....................      119         184
Provision for income taxes..................................       27          48
Minority interest...........................................       52          67
                                                               ------      ------
Net income..................................................   $   40      $   69
                                                               ======      ======

     MetLife beneficially owns approximately 58% of RGA. The Company's Reinsurance segment is comprised of the life reinsurance business of RGA, and MetLife's ancillary life reinsurance business. The ancillary life reinsurance business was an immaterial component of MetLife's Individual segment for years prior to January 1, 2000.

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- REINSURANCE

     Premiums increased by $312 million, or 22%, to $1,762 million for the year ended December 31, 2001 from $1,450 million for the comparable 2000 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Other revenues increased by $13 million, or 45%, to $42 million for the year ended December 31, 2001 from $29 million for the comparable 2000 period. The increase is due to an increase in fees earned on financial reinsurance, primarily as a result of the acquisition of RGA Financial Group, LLC during the second half of 2000.

     Policyholder benefits and claims increased by $388 million, or 35%, to $1,484 million for the year ended December 31, 2001 from $1,096 million for the comparable 2000 period. Claims experience for the year ended December 31, 2001, includes claims arising from the September 11, 2001 tragedies of approximately $16 million, net of amounts recoverable from reinsurers. As a percentage of premiums, policyholder benefits and claims increased to 84% for the year ended December 31, 2001 from 76% for the comparable 2000 period. This increase is attributed primarily to higher than expected mortality in the U.S. reinsurance operations during the first and fourth quarters, in addition to the claims arising from the terrorist attacks. Additionally, increases for benefits and adverse results on the reinsurance of Argentine pension business contributed to the increase. Mortality is expected to vary from period to period, but generally remains fairly constant over the long-term.

     Interest credited to policyholder account balances increased by $13 million, or 12%, to $122 million for the year ended December 31, 2001 from $109 million for the comparable 2000 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts and certain cash-value contracts. The increase is primarily related to an increase in the underlying account balances due to a new block of single premium deferred annuities reinsured in 2001. Additionally, the crediting rate on certain blocks of annuities is based on the performance of the underlying assets. Therefore, any fluctuations in interest credited related to these blocks are generally offset by a corresponding change in net investment income.

     Policyholder dividends were essentially unchanged at $24 million for the year ended December 31, 2001 as compared to $22 million for the year ended December 31, 2000.

     Other expenses decreased by $7 million, or 2%, to $439 million for the year ended December 31, 2001 from $446 million for the comparable 2000 period. Other expenses, which include underwriting, acquisition and insurance expenses, were 20% of segment revenues in 2001 compared with 24% in 2000. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured.

     Minority interest, which represents third-party ownership interests in RGA, decreased by $15 million, or 22%, to $52 million for the year ended December 31, 2001 from $67 million for the comparable 2000 period due to lower RGA pre-minority interest net income.

  YEAR ENDED DECEMBER 31, 2000 -- REINSURANCE

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

     Expenses were $1,672 million for the year ended December 31, 2000. Policy benefits and claims were 76% of premiums for the year ended December 31, 2000, which is consistent with management's expectations. Underwriting, acquisition and insurance expenses, which are included in other expenses, were 24% of premiums for the year ended December 31, 2000. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured. Interest credited to policyholder account balances are related to amounts credited on RGA's deposit-type contracts and cash value products, which have a significant mortality component. This amount fluctuates with the changes in cash values and changes in interest crediting rates.

     Minority interest, which represents third-party ownership interests in RGA, was $67 million for the year ended December 31, 2000.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the years presented:

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $2,755   $2,636   $1,751
Net investment income......................................     200      194      103
Other revenues.............................................      22       40       21
Net investment (losses) gains..............................     (17)     (20)       1
                                                             ------   ------   ------
     Total revenues........................................   2,960    2,850    1,876
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   2,121    2,005    1,301
Other expenses.............................................     800      827      514
                                                             ------   ------   ------
     Total expenses........................................   2,921    2,832    1,815
                                                             ------   ------   ------
Income before provision for income taxes...................      39       18       61
(Benefit) Provision for income taxes.......................      (2)     (12)       5
                                                             ------   ------   ------
Net income.................................................  $   41   $   30   $   56
                                                             ======   ======   ======

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- AUTO & HOME

     Premiums increased by $119 million, or 5%, to $2,755 million for the year ended December 31, 2001 from $2,636 million for the comparable 2000 period. Auto premiums increased by $99 million. Property premiums increased by $17 million. Both increases were largely due to rate increases. Due to increased rate activity, the retention ratio for the existing business declined from 90% to 89%. Premiums from other personal lines increased by $3 million.

     Other revenues decreased by $18 million, or 45%, to $22 million for the year ended December 31, 2001 from $40 million for the comparable 2000 period. This decrease is primarily due to a revision of an estimate made in 2000 of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990.

     Policyholder benefits and claims increased by $116 million, or 6%, to $2,121 million for the year ended December 31, 2001 from $2,005 million for the comparable 2000 period. Auto policyholder benefits and claims increased by $62 million due to increased average claim costs, growth in the business and adverse weather in the first quarter of 2001. Despite this increase, the auto loss ratio decreased to 75.9% in 2001 from 76.6% in 2000 as a result of higher premiums per policy. Property policyholder benefits and claims increased by $41 million due to increased non-catastrophe weather-related losses in 2001. Correspondingly, the property loss ratio increased to 80.7% in 2001 from 76.4% in 2000. Catastrophes represented 13.5% of the loss ratio in 2001 compared to 17.3% in 2000. Other policyholder benefits and claims grew by $13 million, primarily due to an increase in high liability personal umbrella claims. This segment tends to be very volatile in the shorter-term versus a longer-term business cycle due to low premium volume and high liability limits.

     Other expenses decreased by $27 million, or 3%, to $800 million for the year ended December 31, 2001 from $827 million for the comparable 2000 period. This decrease is due to a reduction in integration costs associated with the St. Paul acquisition. The expense ratio decreased to 29.0% in 2001 from 31.4% in 2000.

     The effective income tax rates for the years ended December 31, 2001 and 2000 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 -- AUTO & HOME

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

ASSET MANAGEMENT

     The following table presents consolidated financial information for the Asset Management segment for the years presented:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
REVENUES
Net investment income.......................................  $ 71    $ 90    $ 80
Other revenues..............................................   198     760     803
Net investment gains........................................    25      --      --
                                                              ----    ----    ----
     Total revenues.........................................   294     850     883
                                                              ----    ----    ----
OTHER EXPENSES..............................................   252     749     741
                                                              ----    ----    ----
Income before provision for income taxes and minority
  interest..................................................    42     101     142
Provision for income taxes..................................    15      32      37
Minority interest...........................................    --      35      54
                                                              ----    ----    ----
Net income..................................................  $ 27    $ 34    $ 51
                                                              ====    ====    ====

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- ASSET MANAGEMENT

     Other revenues, which are primarily comprised of management and advisory fees from third parties, decreased by $562 million, or 74%, to $198 million in 2001 from $760 million in 2000. The most significant factors contributing to this decline were a $522 million decrease resulting from the sale of Nvest, which occurred on October 30, 2000, and a $48 million decrease resulting from the sale of Conning, which occurred on July 2, 2001. Excluding the impact of these transactions, other revenues increased by $8 million, or 5%, to $167 million in 2001 from $159 million in 2000. This is attributable to an increase in real estate assets under management that command a higher fee. Assets under management in the remaining Asset Management organization decreased from $56 billion as of December 31, 2000 to $51 billion at December 31, 2001. The decline occurred as a result of the equity market downturn and MetLife institutional customer withdrawals. Third party assets under management registered only a slight decrease of $352 million as a result of the equity market downturn, substantially offset by strong mutual fund sales and the purchase of a real estate portfolio in the second quarter of 2001 comprised of new assets of $1.7 billion. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

     Other expenses decreased by $497 million, or 66%, to $252 million in 2001 from $749 million in 2000. The sale of Nvest reduced other expenses by $457 million and the sale of Conning reduced other expenses by $55 million. Excluding the impact of these transactions, other expenses increased by $15 million, or 7%, to $217 million in 2001 from $202 million in 2000. This variance is attributable to an increase in total compensation and benefits and an increase in discretionary spending. Compensation and benefits expense totaled $111 million in 2001 and is comprised of approximately 63% base compensation and 37% variable compensation. Base compensation increased by $9 million, or 15%, to $70 million in 2001 from $61 million in 2000, primarily due to higher staffing levels. Variable compensation decreased by $1 million, or 2%, to $41 million in 2001 from $42 million in 2000 due to lower profitability. Variable incentive payments are based upon profitability, investment portfolio performance, new business sales and growth in revenues and profits. The variable compensation plans reward the employees for growth in their businesses, but also require them to share in the impact of any declines. Increased sales commissions arising from higher mutual fund sales in 2001 were largely offset by downward revisions in other variable compensation due to a decline in profits. Other general and administrative expenses increased $7 million, or 7%, to $106 million in 2001 from $99 million in 2000, primarily due to increases in occupancy costs and increased mutual fund reimbursement subsidies.

     Minority interest, principally reflecting third-party ownership interest in Nvest, decreased by $35 million, or 100%, due to the sale of Nvest.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 -- ASSET MANAGEMENT

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

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the years indicated:

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2001     2000    1999
                                                              ------   ------   ----
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................  $  846   $  660   $523
Universal life and investment-type product policy fees......      38       53     43
Net investment income.......................................     267      254    206
Other revenues..............................................      16        9     12
Net investment (losses) gains...............................     (16)      18      1
                                                              ------   ------   ----
     Total revenues.........................................   1,151      994    785
                                                              ------   ------   ----
EXPENSES
Policyholder benefits and claims............................     689      562    458
Interest credited to policyholder account balances..........      51       56     52
Policyholder dividends......................................      36       32     22
Payments to former Canadian policyholders...................      --      327     --
Other expenses..............................................     329      292    248
                                                              ------   ------   ----
     Total expenses.........................................   1,105    1,269    780
                                                              ------   ------   ----
Income (Loss) before provision for income taxes.............      46     (275)     5
Provision (Benefit) for income taxes........................      32       10    (16)
                                                              ------   ------   ----
Net income (loss)...........................................  $   14   $ (285)  $ 21
                                                              ======   ======   ====

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- INTERNATIONAL

     Premiums increased by $186 million, or 28%, to $846 million for the year ended December 31, 2001 from $660 million for the comparable 2000 period. Mexico's premiums grew by $89 million due to additional sales in group life, major medical and individual life products. Protection-type product sales fostered by the continued expansion of the professional sales force in South Korea accounted for an additional $41 million in premiums. Spain's premiums rose by $18 million primarily due to continued growth in the direct auto business. Higher individual life sales resulted in an additional $17 million in Taiwanese premiums. The 2001 acquisition of Seasul in Brazil and the Chilean acquisitions increased premiums by $12 million and $7 million, respectively, in those countries. Hong Kong's premiums grew by $5 million primarily due to continued growth in the direct marketing, group life, and traditional life businesses. These variances were partially offset by a $3 million decline in Argentinean individual life premiums, reflecting the impact of recent economic and political events in that country. If these conditions continue, management expects further declines in Argentinean premiums. The remainder of the variance is attributable to minor fluctuations in several countries.

     Universal life and investment-type product policy fees decreased by $15 million, or 28%, to $38 million for the year ended December 31, 2001 from $53 million for the comparable 2000 period. This decline is primarily attributable to a $19 million reduction in fees in Spain caused by a reduction in assets under management, as a result of a planned cessation of product lines offered through a joint venture with Banco Santander. The remainder of the variance is attributable to minor fluctuations in several countries.

     Other revenues increased by $7 million, or 78%, to $16 million for the year ended December 31, 2001 from $9 million for the comparable 2000 period. Argentina's other revenues grew by $5 million primarily due to foreign currency transaction gains in the private pension business, which was introduced in the third quarter of

2001. The required accounting for foreign currency translation fluctuations in Indonesia, a highly inflationary economy, resulted in a $3 million increase in other revenues. These variances were partially offset by a $3 million decrease in Taiwan due to higher group reinsurance commissions received in 2000. The remainder of the increase is attributable to minor variances in several countries.

     Policyholder benefits and claims increased by $127 million, or 23%, to $689 million for the year ended December 31, 2001 from $562 million for the comparable 2000 period. Mexico's, South Korea's and Taiwan's policyholder benefits and claims grew by $74 million, $24 million and $15 million, respectively, commensurate with the overall premium variance discussed above. Brazil's policyholder benefits and claims rose by $9 million primarily due to the acquisition of Seasul. In addition, the Chilean acquisitions contributed $7 million to this variance. These variances are partially offset by a $7 million decline in Argentina's policyholder benefits and claims as a result of the impact of recent economic and political events in that country. The remainder of the variance is attributable to minor fluctuations in several countries.

     Interest credited to policyholder account balances decreased by $5 million, or 9%, to $51 million for the year ended December 31, 2001 from $56 million for the comparable 2000 period. An overall decline in crediting rates on interest-sensitive products in 2001 as a result of the current interest rate environment is primarily responsible for a $6 million reduction in South Korea. Spain's interest credited dropped by $6 million due to a reduction in assets under management, as a result of a planned cessation of product lines offered through a joint venture with Banco Santander. These variances were partially offset by a $2 million increase in both Mexico and Argentina, due to an increase in average customer account balances. Although Argentinean average customer account balances increased in 2001, management expects there will be a future reduction in assets under management as a result of the recent economic and political events in that country. However, government-imposed withdrawal restrictions as well as contract terms, specifically surrender charges, may moderate the impact. The remainder of the variance is attributable to minor fluctuations in several countries.

     Policyholder dividends increased by $4 million, or 13%, to $36 million for the year ended December 31, 2001 from $32 million for the comparable 2000 period. The growth in Mexico's group life sales mentioned above resulted in an increase in policyholder dividends of $2 million. Taiwan's individual life sales contributed an additional $2 million in policyholder dividends. The remainder of the variance is attributable to minor fluctuations in several countries.

     Payments of $327 million related to Metropolitan Life's demutualization were made during the second quarter of 2000 to holders of certain policies transferred to Clarica Life Insurance Company in connection with the sale of a substantial portion of the Company's Canadian operations in 1998.

     Other expenses increased by $37 million, or 13%, to $329 million for the year ended December 31, 2001 from $292 million in the comparable 2000 period. Argentina's other expenses rose by $15 million due to a write-off of deferred policy acquisition costs, resulting from a revision in the calculation of estimated gross margins and profits caused by the anticipated impact of recent economic and political events in that country. Mexico and South Korea's other expenses grew by $13 million and $10 million, respectively, primarily due to the growth in business in these countries. Brazil's other expenses rose by $7 million primarily due to the acquisition of Seasul. In addition, the Chilean acquisitions contributed $3 million to this variance. These variances were partially offset by an $11 million decrease in Spain's other expenses due to a reduction in payroll, commissions, and administrative expenses as a result of a planned cessation of product lines offered through a joint venture with Banco Santander. The remainder of the variance is attributable to minor fluctuations in several countries.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 -- INTERNATIONAL

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

     Universal life and investment-type product policy fees increased by $10 million, or 23%, to $53 million in 2000 from $43 million in 1999, primarily due to expanded business operations in both Argentina and Spain.

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

     Policyholder dividends increased by $10 million, or 45%, to $32 million in 2000 from $22 million in 1999. This increase is largely attributable to growth in Mexico's participating group business and is in line with the increase in premiums discussed above.

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

CORPORATE & OTHER

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

     Total revenues for Corporate & Other, which consist of net investment income, other revenues, and net investment losses that are not allocated to other business segments, decreased by $1,364 million, or 372%, to $(997) million in 2001 from $367 million in 2000. This decrease is primarily due to a $1,263 million increase in net investment losses. This rise in net investment losses reflects the elimination of a $1,526 million inter-segment gain associated with the inter-company sale of certain real estate properties to Metropolitan Insurance and Annuity Company, a subsidiary of the Holding Company, from Metropolitan Life. Total Corporate & Other expenses decreased by $6 million, or 1%, to $777 million in 2001 from $783 million in 2000. This decline in expenses is attributable to a $230 million reduction in demutualization costs and a $58 million decrease in interest expense due to reduced average levels in borrowing and a lower interest rate environment in 2001. These variances are partially offset by an increase in other expenses associated with a $250 million charge related to race-conscious litigation recorded in the fourth quarter of 2001 and $29 million of additional expenses associated with MetLife, Inc. shareholder services costs and start-up costs relating to MetLife's banking initiatives.

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Total revenues for Corporate & Other, which consist of net investment income, other revenues, and net investment losses that are not allocated to other business segments, increased by $33 million, or 10%, to $367 million in 2000 from $334 million in 1999. Excluding the impact of the GenAmerica acquisition, total revenues decreased by $100 million, or 30%. This decrease is primarily due to a $163 million increase in net investment losses. These losses reflect the continuation of the Company's strategy to reposition its investment portfolio to provide a higher operating return on its invested assets. Total Corporate & Other expenses decreased by $275 million, or 26%, to $783 million in 2000 from $1,058 million in 1999. Excluding the impact of the GenAmerica acquisition, total expenses decreased by $371 million, or 35%. During 1999, the Company reported a $499 million charge principally related to the settlement of a multidistrict litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs.

LIQUIDITY AND CAPITAL RESOURCES

  THE HOLDING COMPANY

     The primary uses of liquidity of the Holding Company include: common stock dividends, debt service on outstanding debt, including the interest payments on debentures issued to MetLife Capital Trust I and senior notes, contributions to subsidiaries, payment of general operating expenses and the repurchase of the Company's common stock. The Holding Company irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Other sources of liquidity also include programs for short- and long-term borrowing, as needed, arranged through the Holding Company and MetLife Funding, Inc., a subsidiary of Metropolitan Life. In addition, the Holding Company filed a shelf registration statement, effective June 1, 2001, with the SEC which permits the registration and issuance of debt and equity securities as described more fully therein. The Company issued debt in the amount of $1.25 billion in November 2001 under this registration statement. See "-- The Company -- Financing" below.

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

     The dividend limitation is based on statutory financial results. Statutory accounting practices, as prescribed by the Department, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

     Based on the historic cash flows and the current financial results of Metropolitan Life, subject to any dividend limitations which may be imposed upon Metropolitan Life or its subsidiaries by regulatory authorities, management believes that cash flows from operating activities, together with the dividends Metropolitan Life is permitted to pay without prior insurance regulatory clearance, will be sufficient to enable the Holding Company to make payments on the debentures issued to MetLife Capital Trust I and the senior notes, make dividend payments on its Common Stock, pay all operating expenses and meet its other obligations.

     On March 28, 2001, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. Under these programs, as of December 31, 2001, MetLife has repurchased 60,065,224 shares of common stock for $1,723 million. At December 31, 2001, $277 million of the March 28, 2001 authorization remained available for common stock repurchases. On February 19, 2002, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program will begin after the completion of the March 28, 2001 repurchase program.

     On August 7, 2001, the Company purchased 10 million shares of its common stock as part of the sale of 25 million shares of MetLife common stock by Santusa Holdings, S.L., an affiliate of Banco Santander. The sale by Santusa Holdings, S.L. was made pursuant to a shelf registration statement, effective June 29, 2001.

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiaries are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2001 MetLife, Inc. and its insured depository institution subsidiaries were in compliance with the aforementioned guidelines.

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Change of Control. As a "financial holding company" and "bank holding company" under the federal banking laws, the Company is required to obtain the prior approval of the Board of Governors of the Federal Reserve System for the changes of control. A change of control is conclusively presumed upon acquisitions of 25% or more of any class of voting securities and rebuttably presumed upon acquisitions of 10% or more of any class voting securities. Further, as a result of MetLife, Inc.'s ownership of MetLife Bank, N.A., a national bank, the Office of the Comptroller of the Currency's approval would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

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

     The Company's principal cash inflows from its investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors, and interest rate and other market volatilities. The Company closely monitors and manages these risks.

     Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. Treasury securities, short-term investments, marketable fixed maturity securities and common stocks. The Company's available portfolio of liquid assets was approximately $108 billion and $101 billion at December 31, 2001 and 2000, respectively.

     Sources of liquidity also include facilities for short- and long-term borrowing as needed, arranged through the Holding Company and MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "-- Financing" below.

     Liquidity uses. The Company's principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses and income taxes, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the above-named products, as well as payments for policy surrenders, withdrawals and loans.

     The Company's management believes that its sources of liquidity are more than adequate to meet its current cash requirements, particularly considering the level of liquid assets referred to in the section above. The nature of the Company's diverse product portfolio and customer base lessen the likelihood that normal operations will result in any significant strain on liquidity in 2002. The following table summarizes its major contractual obligations, apart from those arising from its ordinary product and investment purchase activities:

CONTRACTUAL OBLIGATIONS                     TOTAL    2002   2003    2004     2005    2006   THEREAFTER
-----------------------                     ------   ----   ----   ------   ------   ----   ----------
Long-term debt............................  $3,628   $207   $439   $   27   $  272   $609     $2,074
Operating leases..........................     607    132    113       92       76     60        134
Company-obligated securities..............   1,356     --     --       --    1,006     --        350
Partnership investments...................   1,898     --     --    1,898       --     --         --
Mortgage commitments......................     423    423     --       --       --     --         --
                                            ------   ----   ----   ------   ------   ----     ------
Total.....................................  $7,912   $762   $552   $2,017   $1,354   $669     $2,558
                                            ======   ====   ====   ======   ======   ====     ======

     The Company's committed and unsecured credit facilities aggregating $2,250 million expire $1,250 million in April of 2002 and $1,000 million in April of 2003 and are principally used as backup for the Company's commercial paper program. Additionally, RGA has credit facilities totaling $180 million, all of which expire in 2005.

     At December 31, 2001, the Company had $473 million in letters of credit from various banks outstanding, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

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

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 11 of Notes to Consolidated Financial Statements and "Legal Proceedings."

     Risk-based capital ("RBC"). Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2001, Metropolitan Life's and each of the other U.S. insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

     The National Association of Insurance Commissioners' ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of the Codification in accordance with NAIC guidance would have increased Metropolitan Life's statutory capital and surplus by approximately $1.5 billion. The adoption of the Codification, as modified by the Department, increased Metropolitan Life's statutory capital and surplus by approximately $84 million, as of January 1, 2001. Further modifications by state insurance departments may impact the effect of the Codification on Metropolitan Life's statutory surplus and capital.

     Financing. MetLife Funding, Inc. ("MetLife Funding") serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At December 31, 2001 and 2000, MetLife Funding had a tangible net worth of $10.6 million and $10.3 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life. At December 31, 2001 and 2000, MetLife Funding had total outstanding liabilities of $133 million and $1.1 billion, respectively, consisting primarily of commercial paper. The Holding Company is authorized to raise funds from various funding sources and uses the proceeds for general corporate purposes. At December 31, 2001, the Holding Company had no outstanding short-term debt. In November 2001, the Holding Company issued $750 million 6.125% senior notes due 2011 and $500 million 5.25% senior notes due 2006 under the shelf registration statement discussed above in "-- The Holding Company."

     The Company also maintained approximately $2.4 billion and $2 billion in committed credit facilities at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, there was approximately $24 million and $98 million, respectively, outstanding under these facilities. At December 31, 2001, $473 million in letters of credit from various banks were outstanding.

     Support agreements. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("New England Life"), whereby it is obligated to maintain New England Life's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England Life at December 31, 2001 was in excess of the amount that would trigger such an event.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American, whereby Metropolitan Life is obligated to maintain General American's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American at a level not less than 180% of the NAIC Risk Based Capitalization Model. The capital and surplus of General American at December 31, 2001 was in excess of the required amount.

     Metropolitan Life has also entered into arrangements with some of its other subsidiaries and affiliates to assist such subsidiaries and affiliates in meeting various jurisdictions' regulatory requirements regarding capital and surplus. In addition, Metropolitan Life has entered into a support arrangement with respect to reinsurance obligations of Metropolitan Insurance and Annuity Company ("MIAC"). Management does not anticipate that these arrangements will place any significant demands upon the Company's liquidity resources.

     The Holding Company has agreed to make capital contributions, in any event not to exceed $120 million, to MIAC in the aggregate amount of the excess of (i) the debt service payments required to be made, and the capital expenditure payments required to be made or reserved for, under the borrowings made by MIAC subsidiaries to fund the purchase of certain real estate properties from Metropolitan Life during the two year period following the date of borrowings, over (ii) the cash flows generated by these properties.

     Consolidated cash flows. Net cash provided by operating activities was $4,799 million, $1,299 million and $3,883 million for the years ended December 31, 2001, 2000, and 1999, respectively. The fluctuations in cash provided by the Company's operations between periods are primarily due to the timing in the settlement of security trades and other receivables and payables. Net cash provided by operating activities in 2001, 2000 and 1999 was more than adequate to meet liquidity requirements.

     Net cash (used in) provided by investing activities was $(3,663) million, $309 million and $(2,389) million for the years ended December 31, 2001, 2000 and 1999, respectively. Purchases of investments exceeded sales, maturities and repayments by $3,289 million, $7,101 million and $461 million in 2001, 2000 and 1999, respectively. These net purchases were primarily attributable to the investment of collateral received in connection with the securities lending program. In addition, the reinvestment of the proceeds from the sale of Nvest on October 30, 2000 and the planned increase in the cash position within the investment portfolio in 2001 contributed to the variance. Cash flows from investment activities increased by $360 million, $5,840 million and $2,692 million in 2001, 2000 and 1999, respectively, as a result of increased volume in the securities lending program.

     Net cash provided by (used in) financing activities was $2,903 million, $(963) million and $(2,006) million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the primary sources of cash from financing activities were the issuance of long-term debt by the Holding Company in the form of senior notes and the issuance of mandatorily convertible securities by RGA in connection with the formation of RGA Capital Trust I. The primary uses of cash in financing activities include stock repurchases, common stock cash dividends and the pay-down of short-term debt. In 2000, the primary sources of cash from financing activities include cash proceeds from the Company's initial public offering and concurrent private placements in April 2000, as well as the issuance of mandatorily convertible securities in connection with the formation of MetLife Capital Trust I. The primary uses of cash in financing activities include cash payments to eligible policyholders in connection with the demutualization, stock repurchases, common stock cash dividends, and the pay-down of short-term debt. Deposits to policyholders' account balances exceeded withdrawals by $3,674 million and $386 million in 2001 and 2000, respectively, as compared with withdrawals from policyholder account balances exceeding deposits of $2,222 million in 1999. Short-term financing decreased by $730 million and $3,095 million in 2001 and 2000, respectively, compared with an increase of $608 million in 1999, while net additions to long-term debt were $1,228 million and $83 million in 2001 and 2000 compared with net reductions of $392 million in 1999.

     The operating, investing and financing activities described above resulted in an increase (decrease) in cash and cash equivalents of $4,039 million, $645 million and $(512) million for the years ended December 31, 2001, 2000 and 1999, respectively.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 1999 through December 31, 2001 aggregated $2 million. The Company maintained a liability of $61 million at December 31, 2001 for future assessments in respect of currently impaired, insolvent or failed insurers.

     In the past five years, none of the aggregate assessments levied against MetLife's insurance subsidiaries has been material. The Company has established liabilities for guaranty fund assessments that it considers adequate for assessments with respect to insurers that are currently subject to insolvency proceedings.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

     During 2001, the Company adopted or applied the following accounting standards: (i) Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), (ii) SFAS No. 140, Accounting for Transfers and Servicing of Financial

Assets and Extinguishment of Liabilities -- a replacement of FASB No. 125, (iii) Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments, (iv) SFAS No. 141, Business Combinations, and
(v) Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance and Documentation Issues. Adoption of these standards did not have a material impact on the Company's consolidated financial statements. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133, which may result in further adjustments to the Company's treatment of derivatives in subsequent accounting periods.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The Company is in the process of developing an estimate of the impact of the adoption of SFAS 142, if any, on its consolidated financial statements. On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements at the date of adoption.

     The FASB is currently deliberating the issuance of an interpretation of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to provide additional guidance to assist companies in identifying and accounting for special purpose entities ("SPEs"), including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of an SPE unless the SPE can meet certain independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities by the Company.

     The FASB is currently deliberating the issuance of a proposed statement that would amend SFAS No. 133. The proposed statement will address and resolve certain pending Derivatives Implementation Group ("DIG") issues. The outcome of the pending DIG issues and other provisions of the statement could impact the Company's accounting for beneficial interests, loan commitments and other transactions deemed to be derivatives under the new statement. The Company's accounting for such transactions is currently based on management's interpretation of the accounting literature as of March 18, 2002.

INVESTMENTS

     The Company had total cash and invested assets at December 31, 2001 of $169.7 billion. In addition, the Company had $62.7 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

     The following table summarizes the Company's cash and invested assets at December 31, 2001 and December 31, 2000:

                                                             AT DECEMBER 31,
                                                   -----------------------------------
                                                         2001               2000
                                                   ----------------   ----------------
                                                   CARRYING   % OF    CARRYING   % OF
                                                    VALUE     TOTAL    VALUE     TOTAL
                                                   --------   -----   --------   -----
                                                          (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair
  value..........................................  $115,398    68.0%  $112,979    70.7%
Mortgage loans on real estate....................    23,621    13.9     21,951    13.7
Policy loans.....................................     8,272     4.9      8,158     5.1
Cash and cash equivalents........................     7,473     4.4      3,434     2.1
Real estate and real estate joint ventures.......     5,730     3.4      5,504     3.4
Equity securities and other limited partnership
  interests......................................     4,700     2.8      3,845     2.4
Other invested assets............................     3,298     1.9      2,821     1.8
Short-term investments...........................     1,203     0.7      1,269     0.8
                                                   --------   -----   --------   -----
     Total cash and invested assets..............  $169,695   100.0%  $159,961   100.0%
                                                   ========   =====   ========   =====

  INVESTMENT RESULTS

     The annual yields on general account cash and invested assets, excluding net investment gains and losses, were 7.56%, 7.54% and 7.27% for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following table illustrates the annual yields on average assets for each of the components of the Company's investment portfolio for the years ended December 31, 2001, 2000 and 1999:

                                          2001                    2000                   1999
                                  --------------------    --------------------    -------------------
                                  YIELD(1)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)    AMOUNT
                                  --------    --------    --------    --------    --------    -------
                                                         (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income...............   7.89%      $  8,574     7.81%      $  8,538     7.45%      $ 7,171
Net investment losses...........                  (645)                 (1,437)                  (538)
                                              --------                --------                -------
    Total.......................              $  7,929                $  7,101                $ 6,633
                                              --------                --------                -------
Ending assets...................              $115,398                $112,979                $96,981
                                              --------                --------                -------
MORTGAGE LOANS:(3)
Investment income...............   8.17%      $  1,848     7.87%      $  1,693     8.14%      $ 1,484
Net investment gains (losses)...                   (91)                    (18)                    28
                                              --------                --------                -------
    Total.......................              $  1,757                $  1,675                $ 1,512
                                              --------                --------                -------
Ending assets...................              $ 23,621                $ 21,951                $19,739
                                              --------                --------                -------
POLICY LOANS:
Investment income...............   6.56%      $    536     6.45%      $    515     6.13%          340
                                              --------                --------                -------
Ending assets...................              $  8,272                $  8,158                $ 5,598
                                              --------                --------                -------
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS:
Investment income...............   5.54%      $    279     5.72%      $    288     4.22%      $   173
Net investment losses...........                    (5)                     --                     --
                                              --------                --------                -------
    Total.......................              $    274                $    288                $   173
                                              --------                --------                -------
Ending assets...................              $  8,676                $  4,703                $ 5,844
                                              --------                --------                -------
REAL ESTATE AND REAL ESTATE
  JOINT VENTURES:(4)
Investment income, net of
  expenses......................  10.58%      $    584    11.09%      $    629     9.67%      $   581
Net investment gains (losses)...                    (4)                    101                    265
                                              --------                --------                -------
    Total.......................              $    580                $    730                $   846
                                              --------                --------                -------
Ending assets...................              $  5,730                $  5,504                $ 5,649
                                              --------                --------                -------
EQUITY SECURITIES AND OTHER
  LIMITED PARTNERSHIP INTERESTS:
Investment income...............   2.37%      $     97     4.98%      $    183     7.12%      $   239
Net investment gains (losses)...                   (96)                    185                    132
                                              --------                --------                -------
    Total.......................              $      1                $    368                $   371
                                              --------                --------                -------
Ending assets...................              $  4,700                $  3,845                $ 3,337
                                              --------                --------                -------
OTHER INVESTED ASSETS:
Investment income...............   7.60%      $    249     6.30%      $    162     6.01%      $    91
Net investment gains (losses)...                    79                      65                    (24)
                                              --------                --------                -------
    Total.......................              $    328                $    227                $    67
                                              --------                --------                -------
Ending assets...................              $  3,298                $  2,821                $ 1,501
                                              --------                --------                -------

                                          2001                    2000                   1999
                                  --------------------    --------------------    -------------------
                                  YIELD(1)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)    AMOUNT
                                  --------    --------    --------    --------    --------    -------
                                                         (DOLLARS IN MILLIONS)
TOTAL INVESTMENTS:
Investment income before
  expenses and fees.............    7.72%     $ 12,167      7.70%     $ 12,008      7.47%     $10,079
Investment expenses and fees....   (0.16)%        (244)    (0.16)%        (240)    (0.20)%       (263)
                                   -----      --------     -----      --------     -----      -------
Net investment income...........    7.56%     $ 11,923      7.54%     $ 11,768      7.27%     $ 9,816
Net investment losses...........                  (762)                 (1,104)                  (137)
Adjustments to investment
  losses(5).....................                   134                      54                     67
Gains from sales of
  subsidiaries..................                    25                     660                     --
                                              --------                --------                -------
    Total.......................              $ 11,320                $ 11,378                $ 9,746
                                              ========                ========                =======

---------------

(1) Yields are based on quarterly average asset carrying values for 2001, 2000 and 1999, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(2) Included in fixed maturities are equity-linked notes of $1,004 million, $1,232 million and $1,079 million at December 31, 2001, 2000 and 1999, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program.

(3) Investment income from mortgage loans includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $220 million, $224 million and $247 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs, charges and credits to participating contracts, and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

  FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 68.0% and 70.7% of total cash and invested assets at December 31, 2001 and 2000, respectively.

     Based on estimated fair value, public fixed maturities and private fixed maturities comprised 83.7% and 16.3%, respectively, of total fixed maturities at December 31, 2001 and 83.6% and 16.4%, respectively, at December 31, 2000. The Company invests in privately placed fixed maturities to enhance the overall value of its portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

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

     The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations at December 31, 2001 and 2000, as well as the percentage, based on estimated fair value, that each designation comprises:

                                         AT DECEMBER 31, 2001             AT DECEMBER 31, 2000
                                    ------------------------------   ------------------------------
NAIC          RATING AGENCY         AMORTIZED   ESTIMATED    % OF    AMORTIZED   ESTIMATED    % OF
RATING    EQUIVALENT DESIGNATION      COST      FAIR VALUE   TOTAL     COST      FAIR VALUE   TOTAL
------  --------------------------  ---------   ----------   -----   ---------   ----------   -----
                                                    (DOLLARS IN MILLIONS)
  1     Aaa/Aa/A                    $ 72,098     $ 75,265     65.2%  $ 72,170     $ 74,389     65.9%
  2     Baa                           29,128       29,581     25.6     28,470       28,405     25.1
  3     Ba                             6,021        5,856      5.1      5,935        5,650      5.0
  4     B                              3,205        3,100      2.7      3,964        3,758      3.3
  5     Caa and lower                    726          597      0.5        123           95      0.1
  6     In or near default               327          237      0.2        319          361      0.3
                                    --------     --------    -----   --------     --------    -----
        Subtotal                     111,505      114,636     99.3    110,981      112,658     99.7
        Redeemable preferred stock       783          762      0.7        321          321      0.3
                                    --------     --------    -----   --------     --------    -----
        Total fixed maturities      $112,288     $115,398    100.0%  $111,302     $112,979    100.0%
                                    ========     ========    =====   ========     ========    =====

     Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 90.8% and 91.0% of total fixed maturities in the general account at December 31, 2001 and 2000, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at December 31, 2001 and 2000:

                                                             AT DECEMBER 31,
                                             -----------------------------------------------
                                                      2001                     2000
                                             ----------------------   ----------------------
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                          (DOLLARS IN MILLIONS)
Due in one year or less....................  $  4,001     $  4,049    $  3,465     $  3,460
Due after one year through five years......    20,168       20,841      21,041       21,275
Due after five years through ten years.....    22,937       23,255      23,872       23,948
Due after ten years........................    30,565       32,017      29,564       30,402
                                             --------     --------    --------     --------
     Subtotal..............................    77,671       80,162      77,942       79,085
Mortgage-backed and other asset-backed
  securities...............................    33,834       34,474      33,039       33,573
                                             --------     --------    --------     --------
     Subtotal..............................   111,505      114,636     110,981      112,658
Redeemable preferred stock.................       783          762         321          321
                                             --------     --------    --------     --------
     Total fixed maturities................  $112,288     $115,398    $111,302     $112,979
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

     - violation of financial covenants;

     - public securities trading at a substantial discount deemed to be other-than-temporary as a result of specific credit concerns; and

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

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, problem, potential problem and restructured fixed maturities at December 31, 2001 and 2000:

                                                               AT DECEMBER 31,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Performing.......................................   $114,879     99.6%   $112,371     99.5%
Potential Problem................................        386      0.3         364      0.3
Problem..........................................        111      0.1         163      0.1
Restructured.....................................         22      0.0          81      0.1
                                                    --------    -----    --------    -----
     Total.......................................   $115,398    100.0%   $112,979    100.0%
                                                    ========    =====    ========    =====

     The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to fair value fixed maturities that it deems to be other than temporarily impaired. The Company records write-downs as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $273 million and $339 million for the years ended December 31, 2001 and 2000, respectively.

     Fixed maturities by sector. The Company diversifies its fixed maturities by security sector. The following table sets forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at December 31, 2001 and 2000:

                                                               AT DECEMBER 31,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
U.S. treasuries/agencies.........................   $  9,213      8.0%   $  9,634      8.5%
Corporate securities.............................     62,656     54.3      60,675     53.8
Foreign government securities....................      4,890      4.2       5,341      4.7
Mortgage-backed securities.......................     26,328     22.8      25,726     22.8
Asset-backed securities..........................      8,146      7.1       7,847      6.9
Other fixed income assets........................      4,165      3.6       3,756      3.3
                                                    --------    -----    --------    -----
     Total.......................................   $115,398    100.0%   $112,979    100.0%
                                                    ========    =====    ========    =====

     Corporate fixed maturities. The table below shows the major industry types that comprise the corporate bond holdings at the dates indicated:

                                                               AT DECEMBER 31,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Industrial.......................................   $27,346      43.7%   $27,369      45.1%
Utility..........................................     7,030      11.2      7,014      11.6
Finance..........................................    12,997      20.7     12,729      21.0
Yankee/Foreign(1)................................    14,767      23.6     13,233      21.8
Other............................................       516       0.8        330       0.5
                                                    -------     -----    -------     -----
     Total.......................................   $62,656     100.0%   $60,675     100.0%
                                                    =======     =====    =======     =====

---------------

(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of its total invested assets. At December 31, 2001, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,176 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at December 31, 2001 was $598 million.

     At December 31, 2001, investments of $7,120 million, or 48.2% of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     The Company's exposure to future deterioration in the economic and political environment in Argentina, with respect to its Argentine-related investments, is limited to the net carrying value of those assets, which totaled less than $300 million as of December 31, 2001.

     Mortgage-backed securities. The following table shows the types of mortgage-backed securities the Company held at December 31, 2001 and 2000:

                                                               AT DECEMBER 31,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Pass-through securities..........................   $10,542      40.0%   $10,610      41.3%
Collateralized mortgage obligations..............    10,432      39.7      9,866      38.3
Commercial mortgage-backed securities............     5,354      20.3      5,250      20.4
                                                    -------     -----    -------     -----
     Total.......................................   $26,328     100.0%   $25,726     100.0%
                                                    =======     =====    =======     =====

     At December 31, 2001, pass-through and collateralized mortgage obligations totaled $20,974 million, or 79.7% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At December 31, 2001, approximately $2,955 million, or 55.2% of the commercial mortgage-backed securities, and $20,194 million, or 96.3% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/ AAA by Moody's or S&P.

     The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash flow will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

     Asset-backed securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. Approximately $3,427 million and $3,149 million, or 42.1% and 40.1%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at December 31, 2001 and 2000, respectively.

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

     Structured investment transactions. The Company participates in structured investment transactions as part of its risk management strategy, including asset liability management, and to enhance the Company's total return on its investment portfolio. These investments are predominately made through bankruptcy-remote SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. These investments are referred to as beneficial interests.

     The Company's exposure to losses related to these SPEs is limited to its carrying value since the Company has not guaranteed the performance, liquidity or obligations of the SPEs. As prescribed by GAAP, the Company does not consolidate such SPEs since unrelated third parties hold controlling interests through ownership of the SPEs' equity, representing at least three percent of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interests in the SPE.

     The Company also sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns a management fee on the outstanding securitized asset balance. When the Company transfers assets to an SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. The Company has sponsored four securitizations with a total of approximately $1.5 billion in financial assets as of December 31, 2001. Two of these transactions, which were executed in 2001, included the transfer of assets totaling approximately $289 million which resulted in the recognition of an insignificant amount of investment gains. The Company's beneficial interests in these SPEs and the related investment income were insignificant as of and for the years ended December 31, 2001 and 2000.

     The Company also invests in structured investment transactions which are managed and controlled by unrelated third parties. In instances where the Company exercises significant influence over the operating and financial policies of an SPE, the beneficial interests are accounted for in accordance with the equity method of accounting. Where the Company does not exercise significant influence, the structure of the beneficial interests (i.e., debt or equity securities) determines the method of accounting for the investment. Such beneficial interests generally are structured notes, which are classified as fixed maturities, and the related income is recognized using the retrospective interest method. Beneficial interests other than structured notes are also classified as fixed maturities, and the related income is recognized using the level yield method. The carrying value of all such investments was approximately $1.6 billion and $1.3 billion at December 31, 2001 and 2000, respectively. The related income recognized was $44 million and $62 million for the years ended December 31, 2001 and 2000, respectively.

MORTGAGE LOANS

     The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 13.9% and 13.7% of the Company's total cash and invested assets at December 31, 2001 and 2000, respectively. The carrying value of mortgage loans is stated at original cost net of prepayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by type at December 31, 2001 and 2000:

                                                               AT DECEMBER 31,
                                                     -----------------------------------
                                                           2001               2000
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
                                                      VALUE     TOTAL    VALUE     TOTAL
                                                     --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
Commercial.........................................  $17,959     76.0%  $16,869     76.8%
Agricultural.......................................    5,268     22.3     4,973     22.7
Residential........................................      394      1.7       109      0.5
                                                     -------    -----   -------    -----
     Total.........................................  $23,621    100.0%  $21,951    100.0%
                                                     =======    =====   =======    =====

     Commercial mortgage loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at December 31, 2001 and 2000:

                                                               AT DECEMBER 31,
                                                     -----------------------------------
                                                           2001               2000
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
                                                      VALUE     TOTAL    VALUE     TOTAL
                                                     --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
REGION
South Atlantic.....................................  $ 4,729     26.3%  $ 4,542     26.9%
Pacific............................................    3,593     20.0     3,111     18.4
Middle Atlantic....................................    3,248     18.1     2,968     17.6
East North Central.................................    2,003     11.2     1,822     10.8
West South Central.................................    1,021      5.7     1,169      6.9
New England........................................    1,198      6.7     1,157      6.9
Mountain...........................................      733      4.1       753      4.5
West North Central.................................      727      4.0       740      4.4
International......................................      526      2.9       433      2.6
East South Central.................................      181      1.0       174      1.0
                                                     -------    -----   -------    -----
     Total.........................................  $17,959    100.0%  $16,869    100.0%
                                                     =======    =====   =======    =====
PROPERTY TYPE
Office.............................................  $ 8,293     46.2%  $ 7,577     44.9%
Retail.............................................    4,208     23.4     4,148     24.6
Apartments.........................................    2,553     14.2     2,585     15.3
Industrial.........................................    1,813     10.1     1,414      8.4
Hotel..............................................      864      4.8       865      5.1
Other..............................................      228      1.3       280      1.7
                                                     -------    -----   -------    -----
     Total.........................................  $17,959    100.0%  $16,869    100.0%
                                                     =======    =====   =======    =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at December 31, 2001 and 2000:

                                                               AT DECEMBER 31,
                                                     -----------------------------------
                                                           2001               2000
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
                                                      VALUE     TOTAL    VALUE     TOTAL
                                                     --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
Due in one year or less............................  $   840      4.7%  $   644      3.8%
Due after one year through two years...............      677      3.8       934      5.5
Due after two years through three years............    1,532      8.5       830      4.9
Due after three years through four years...........    1,772      9.9     1,551      9.2
Due after four years through five years............    2,078     11.6     1,654      9.8
Due after five years...............................   11,060     61.5    11,256     66.8
                                                     -------    -----   -------    -----
     Total.........................................  $17,959    100.0%  $16,869    100.0%
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

     The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at December 31, 2001 and 2000:

                                               AT DECEMBER 31, 2001                        AT DECEMBER 31, 2000
                                     -----------------------------------------   -----------------------------------------
                                                                       % OF                                        % OF
                                     AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                      COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                                     ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                     (DOLLARS IN MILLIONS)
Performing.........................   $17,495     96.6%    $ 52         0.3%      $16,169     95.5%     $15         0.1%
Restructured.......................       448      2.5       55        12.3%          646      3.8       47         7.3%
Delinquent or under foreclosure....        14      0.1        7        50.0%           24      0.1        4        16.7%
Potentially delinquent.............       136      0.8       20        14.7%          106      0.6       10         9.4%
                                      -------    -----     ----                   -------    -----      ---
    Total..........................   $18,093    100.0%    $134         0.7%      $16,945    100.0%     $76         0.4%
                                      =======    =====     ====                   =======    =====      ===

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the years ended December 31, 2001, 2000 and 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001     2000      1999
                                                              -----    -----    ------
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of period................................  $ 76     $ 69     $ 142
Additions...................................................    84       61        36
Deductions for writedowns and dispositions..................   (26)     (54)     (109)
                                                              ----     ----     -----
Balance, end of period......................................  $134     $ 76     $  69
                                                              ====     ====     =====

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

     Approximately 61.9% of the $5,268 million of agricultural mortgage loans outstanding at December 31, 2001 was subject to rate resets prior to maturity. A substantial portion of these loans were successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at December 31, 2001 and 2000:

                                               AT DECEMBER 31, 2001                        AT DECEMBER 31, 2000
                                     -----------------------------------------   -----------------------------------------
                                                                       % OF                                        % OF
                                     AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                      COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                                     ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                     (DOLLARS IN MILLIONS)
Performing.........................   $ 5,055     95.8%    $  3         0.1%      $ 4,771     95.7%     $ 1         0.0%
Restructured.......................       188      3.6        3         1.6%          172      3.5        2         1.2%
Delinquent or under foreclosure....        29      0.5        2         6.9%           24      0.5        4        16.7%
Potentially delinquent.............         5      0.1        1        20.0%           13      0.3       --         0.0%
                                      -------    -----     ----                   -------    -----      ---
    Total..........................   $ 5,277    100.0%    $  9         0.2%      $ 4,980    100.0%     $ 7         0.1%
                                      =======    =====     ====                   =======    =====      ===

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the years ended December 31, 2001, 2000 and 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of period................................  $  7     $ 18     $ 28
Additions...................................................    21        8        4
Deductions for writedowns and dispositions..................   (19)     (19)     (14)
                                                              ----     ----     ----
Balance, end of period......................................  $  9     $  7     $ 18
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

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At December 31, 2001 and 2000, the carrying value of the Company's real estate and real estate joint ventures was $5,730 and $5,504 million, respectively, or 3.4% of total cash and invested assets in both years. The carrying value of equity real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's real estate and real estate joint ventures at December 31, 2001 and 2000:

                                                               AT DECEMBER 31,
                                                     -----------------------------------
                                                           2001               2000
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
TYPE                                                  VALUE     TOTAL    VALUE     TOTAL
----                                                 --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
Real estate........................................   $5,325     92.9%   $5,069     92.1%
Real estate joint ventures.........................      356      6.2       369      6.7
                                                      ------    -----    ------    -----
     Subtotal......................................    5,681     99.1     5,438     98.8
Foreclosed real estate.............................       49      0.9        66      1.2
                                                      ------    -----    ------    -----
     Total.........................................   $5,730    100.0%   $5,504    100.0%
                                                      ======    =====    ======    =====

     Office properties representing 63.5% and 66.1% of the Company's real estate and real estate joint venture holdings at December 31, 2001 and 2000, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 92% and 94% at December 31, 2001 and 2000, respectively.

     The Company classifies real estate and real estate joint ventures as held-for-investment or held-for-sale. The carrying value of real estate and real estate joint ventures held-for-investment was $5,633 million and $5,223 million at December 31, 2001 and 2000, respectively. The carrying value of real estate and real estate joint ventures held-for-sale was $97 million and $281 million at December 31, 2001 and 2000, respectively.

     Ongoing management of these investments includes quarterly valuations, as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy. In addition to individual property reviews, the Company employs an overall strategy of selective dispositions and acquisitions as market opportunities arise.

     The Company adjusts the carrying value of real estate and real estate joint ventures held-for-investment for impairments whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company writes down impaired real estate to estimated fair value, which it generally computes using the present value of future cash flows from the property, discounted at a rate commensurate with the underlying risks. The Company records write-downs as investment losses and reduces the cost basis of the properties accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

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

     The Company's carrying value of real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $97 million and $281 million at December 31, 2001 and 2000, respectively, are net of impairments of $88 million and $97 million and net of valuation allowances of $35 million and $39 million, respectively.

  EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's carrying value of equity securities, which primarily consists of investments in common stocks, was $3,063 million and $2,193 million at December 31, 2001 and 2000, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $1,637 million and $1,652 million at December 31, 2001 and 2000, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.8% and 1.4% of cash and invested assets at December 31, 2001 and 2000, respectively.

     Equity securities include, at December 31, 2001 and 2000, $329 million and $577 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     At December 31, 2001 and 2000, approximately $238 million and $313 million, respectively, of the Company's equity securities holdings were effectively fixed at a minimum value of $195 million and $257 million, respectively, primarily through the use of exchangeable securities. During the year ended December 31, 2001, two exchangeable subordinated debt securities matured, resulting in a gross investment gain of $44 million on the equity exchanged in satisfaction of the note. The remaining exchangeable debt security issued by the Company matures in 2002 and the Company may repurchase it prior to maturity at its discretion.

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,898 million and $1,311 million at December 31, 2001 and 2000, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

  PROBLEM AND POTENTIAL PROBLEM EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company monitors its equity securities and other limited partnership interests on a continual basis. Through this monitoring process, the Company identifies investments that management considers to be problems or potential problems.

     Problem equity securities and other limited partnership interests are defined as securities (i) in which significant declines in revenues and/or margins threaten the ability of the issuer to continue operating, or (ii) where the issuer has subsequently entered bankruptcy.

     Potential problem equity securities and other limited partnership interests are defined as securities issued by a company that is experiencing significant operating problems or difficult industry conditions. Criteria generally indicative of these problems or conditions are (i) cash flows falling below varying thresholds established for the industry and other relevant factors, (ii) significant declines in revenues and/or margins, (iii) public securities trading at a substantial discount compared to original cost as a result of specific credit concerns, and (iv) other information that becomes available.

     Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to fair value. Write-downs are recorded as investment losses and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. For the years ended December 31, 2001 and 2000, such write-downs were $142 million and $18 million, respectively.

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $2.7 billion and $2.3 billion at December 31, 2001 and 2000, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms. The Company's other invested assets represented 1.9% and 1.8% of cash and invested assets at December 31, 2001 and 2000, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative instruments to manage market risk through one of four principal risk management strategies: the hedging of invested assets, liabilities, portfolios of assets or liabilities and anticipated transactions. Additionally, Metropolitan Life enters into income generation and replication derivative transactions as permitted by its derivatives use plan that was approved by the Department. The Company's derivative hedging strategy employs a variety of instruments including financial futures, financial forwards, interest rate and foreign currency swaps, foreign exchange contracts, and options, including caps and floors.

     The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments, (ii) receive fixed foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments, (iii) foreign currency forwards to hedge the exposure of future payments in foreign currencies, and (iv) other instruments to hedge the cash flows of various other anticipated transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported in other comprehensive income. The ineffective portion of changes in fair value of the derivative instrument are reported in net investment gains or losses. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception.

     The Company designates and accounts for the following as fair value hedges, when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments, (ii) receive floating foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments, and
(iii) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported as net investment gains or losses. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in net investment gains and losses.

     For the year ended December 31, 2001, the amount related to fair value and cash flow hedge ineffectiveness was insignificant and there were no discontinued fair value or cash flow hedges.

     For the years ended December 31, 2001, 2000 and 1999, the Company recognized net investment income of $32 million, $13 million and $0.3 million, respectively, from the periodic settlement of interest rate and foreign currency swaps.

     For the year ended December 31, 2001, the Company recognized other comprehensive income of $39 million relating to the effective portion of cash flow hedges. At December 31, 2001, the accumulated amount in other comprehensive income relating to cash flow hedges was $71 million. During the year ended December 31, 2001, $19 million of other comprehensive income was reclassified into net investment income primarily due to the SFAS 133 transition adjustment. During the next year, other comprehensive income of $17 million related to cash flow hedges is expected to be reclassified into net investment income. The reclassifications are recognized over the life of the hedged item.

     For the year ended December 31, 2001, the Company recognized net investment income of $24 million and net investment gains of $100 million from derivatives not designated as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

     The Company held the following positions in derivative financial instruments at December 31, 2001 and 2000:

                                                        2001                                         2000
                                     ------------------------------------------   ------------------------------------------
                                                              CURRENT MARKET                               CURRENT MARKET
                                                              OR FAIR VALUE                                OR FAIR VALUE
                                     CARRYING   NOTIONAL   --------------------   CARRYING   NOTIONAL   --------------------
                                      VALUE      AMOUNT    ASSETS   LIABILITIES    VALUE      AMOUNT    ASSETS   LIABILITIES
                                     --------   --------   ------   -----------   --------   --------   ------   -----------
                                                                      (DOLLARS IN MILLIONS)
Financial futures..................    $ --     $    --     $ --       $ --         $ 23     $   254     $ 23       $ --
Interest rate swaps................      70       1,849       79          9           41       1,450       41          1
Floors.............................      11         325       11         --           --         325        3         --
Caps...............................       5       7,890        5         --           --       9,950       --         --
Foreign currency swaps.............     162       1,925      188         26           (1)      1,449      114         44
Exchange traded options............     (12)      1,857       --         12            1           9        1         --
Foreign exchange contracts.........       4          67        4         --           --          --       --         --
Written covered calls..............      --          40       --         --           --          40       --         --
Credit Default swaps...............      --         270       --         --           --          --       --         --
                                       ----     -------     ----       ----         ----     -------     ----       ----
     Total contractual
       commitments.................    $240     $14,223     $287       $ 47         $ 64     $13,477     $182       $ 45
                                       ====     =======     ====       ====         ====     =======     ====       ====

  SECURITIES LENDING

     Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at December 31, 2001 and 2000 had estimated fair values of $14,404 million and $12,289 million, respectively.

  SEPARATE ACCOUNT ASSETS

     The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the New York Insurance Department. The Company monitors these requirements at least monthly and, in addition, performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders, and, accordingly, the Company does not reflect them in its consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

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

     Foreign exchange rates. The Company's exposure to fluctuations in foreign exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and equity securities and through its investments in foreign subsidiaries. The principal currencies which create foreign exchange rate risk in the Company's investment portfolios are Canadian dollars, Euros, Mexican pesos, Chilean pesos and British pounds. The Company mitigates the majority of its fixed maturities' foreign exchange rate risk through the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Euro, Mexican peso and South Korean won. The Company has denominated substantially all assets and liabilities of its foreign subsidiaries in their respective local currencies, thereby minimizing its risk to foreign exchange rate fluctuations.

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

     Asset/liability management. At MetLife, asset/liability management is the responsibility of the General Account Portfolio Management Department ("GAPM"), the operating business segments and various GAPM boards. The GAPM boards are comprised of senior officers from the investment department, senior managers from each business segment and the Chief Actuary. The GAPM boards' duties include setting broad asset/ liability management policy and strategy, reviewing and approving target portfolios, establishing investment guidelines and limits, and providing oversight of the portfolio management process.

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

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts ("other financial instruments"), based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2001 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio.

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at December 31, 2001 and 2000. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at December 31, 2001 and 2000 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, all of which is non-trading, for the periods indicated was:

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Interest rate risk..........................................   $3,430      $3,959
Equity price risk...........................................   $  228      $  181
Currency exchange rate risk.................................   $  521      $  302

     The change in potential loss in fair value related to market risk exposure between December 31, 2001 and 2000 was primarily attributable to a shift in the yield curve.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              -----
Independent Auditors' Report................................    F-1
Financial Statements as of December 31, 2001 and 2000 and
  for the years ended December 31, 2001, 2000 and 1999:
  Consolidated Balance Sheets...............................    F-2
  Consolidated Statements of Income.........................    F-3
  Consolidated Statements of Stockholders' Equity...........    F-4
  Consolidated Statements of Cash Flows.....................    F-5
  Notes to Consolidated Financial Statements................    F-7
Financial Statement Schedules as of December 31, 2001 and
  for the years ended December 31, 2001, 2000 and 1999:
  Schedule I -- Consolidated Summary of Investments -- Other
     Than Investments in Affiliates.........................     97
  Schedule II -- Condensed Financial Information of MetLife,
     Inc. (Registrant)......................................     98
  Schedule III -- Consolidated Supplementary Insurance
     Information............................................    100
  Schedule IV -- Consolidated Reinsurance...................    102

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
MetLife, Inc.:

     We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MetLife, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 12, 2002

                                 METLIFE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                2001       2000
                                                              --------   --------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value........  $115,398   $112,979
  Equity securities, at fair value..........................     3,063      2,193
  Mortgage loans on real estate.............................    23,621     21,951
  Real estate and real estate joint ventures................     5,730      5,504
  Policy loans..............................................     8,272      8,158
  Other limited partnership interests.......................     1,637      1,652
  Short-term investments....................................     1,203      1,269
  Other invested assets.....................................     3,298      2,821
                                                              --------   --------
         Total investments..................................   162,222    156,527
Cash and cash equivalents...................................     7,473      3,434
Accrued investment income...................................     2,062      2,050
Premiums and other receivables..............................     6,437      7,459
Deferred policy acquisition costs...........................    11,167     10,618
Other assets................................................     4,823      3,796
Separate account assets.....................................    62,714     70,250
                                                              --------   --------
         Total assets.......................................  $256,898   $254,134
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................  $ 84,924   $ 81,974
  Policyholder account balances.............................    58,923     54,095
  Other policyholder funds..................................     5,332      5,035
  Policyholder dividends payable............................     1,046      1,082
  Policyholder dividend obligation..........................       708        385
  Short-term debt...........................................       355      1,085
  Long-term debt............................................     3,628      2,400
  Current income taxes payable..............................       306        112
  Deferred income taxes payable.............................     1,526        752
  Payables under securities loaned transactions.............    12,661     12,301
  Other liabilities.........................................     7,457      7,184
  Separate account liabilities..............................    62,714     70,250
                                                              --------   --------
         Total liabilities..................................   239,580    236,655
                                                              --------   --------
Commitments and contingencies (Note 11)
Company-obligated mandatorily redeemable securities of
  subsidiary trusts.........................................     1,256      1,090
                                                              --------   --------
Stockholders' Equity:
  Preferred stock, par value $0.01 per share; 200,000,000
    shares authorized; none issued..........................        --         --
  Series A junior participating preferred stock; none
    issued..................................................        --         --
  Common stock, par value $0.01 per share; 3,000,000,000
    shares authorized; 786,766,664 shares issued at December
    31, 2001 and 2000; 715,506,525 shares outstanding at
    December 31, 2001 and 760,681,913 shares outstanding at
    December 31, 2000.......................................         8          8
  Additional paid-in capital................................    14,966     14,926
  Retained earnings.........................................     1,349      1,021
  Treasury stock, at cost; 71,260,139 shares at December 31,
    2001 and 26,084,751 shares at December 31, 2000.........    (1,934)      (613)
  Accumulated other comprehensive income....................     1,673      1,047
                                                              --------   --------
         Total stockholders' equity.........................    16,062     16,389
                                                              --------   --------
         Total liabilities and stockholders' equity.........  $256,898   $254,134
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               2001      2000      1999
                                                              -------   -------   -------
REVENUES
Premiums....................................................  $17,212   $16,317   $12,088
Universal life and investment-type product policy fees......    1,889     1,820     1,433
Net investment income.......................................   11,923    11,768     9,816
Other revenues..............................................    1,507     2,229     1,861
Net investment losses (net of amounts allocable to other
  accounts of $(134), $(54) and $(67), respectively)........     (603)     (390)      (70)
                                                              -------   -------   -------
          Total revenues....................................   31,928    31,744    25,128
                                                              -------   -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment losses of $(159), $41 and $(21),
  respectively).............................................   18,454    16,893    13,100
Interest credited to policyholder account balances..........    3,084     2,935     2,441
Policyholder dividends......................................    2,086     1,919     1,690
Payments to former Canadian policyholders...................       --       327        --
Demutualization costs.......................................       --       230       260
Other expenses (excludes amounts directly related to net
  investment losses of $25, $(95) and $(46),
  respectively).............................................    7,565     8,024     6,462
                                                              -------   -------   -------
          Total expenses....................................   31,189    30,328    23,953
                                                              -------   -------   -------
Income before provision for income taxes....................      739     1,416     1,175
Provision for income taxes..................................      266       463       558
                                                              -------   -------   -------
Net income..................................................  $   473   $   953   $   617
                                                              =======   =======   =======
Net income after April 7, 2000 (date of demutualization)
  (Note 19).................................................            $ 1,173
                                                                        =======
Net income per share
  Basic.....................................................  $  0.64   $  1.52
                                                              =======   =======
  Diluted...................................................  $  0.62   $  1.49
                                                              =======   =======
Cash dividends per share....................................  $  0.20   $  0.20
                                                              =======   =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED OTHER COMPREHENSIVE
                                                                                            INCOME (LOSS)
                                                                              -----------------------------------------
                                                                                   NET           FOREIGN      MINIMUM
                                           ADDITIONAL              TREASURY     UNREALIZED      CURRENCY      PENSION
                                  COMMON    PAID-IN     RETAINED   STOCK AT     INVESTMENT     TRANSLATION   LIABILITY
                                  STOCK     CAPITAL     EARNINGS     COST     GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                  ------   ----------   --------   --------   --------------   -----------   ----------   -------
Balance at January 1, 1999......   $ --     $    --     $ 13,483   $    --       $ 1,540          $(144)        $(12)     $14,867
Comprehensive loss:
  Net income....................                             617                                                              617
  Other comprehensive loss:
    Unrealized investment
      losses, net of related
      offsets, reclassification
      adjustments and income
      taxes.....................                                                  (1,837)                                  (1,837)
    Foreign currency translation
      adjustments...............                                                                     50                        50
    Minimum pension liability
      adjustment................                                                                                  (7)          (7)
                                                                                                                          -------
    Other comprehensive loss....                                                                                           (1,794)
                                                                                                                          -------
  Comprehensive loss............                                                                                           (1,177)
                                   ----     -------     --------   -------       -------          -----         ----      -------
Balance at December 31, 1999....     --          --       14,100        --          (297)           (94)         (19)      13,690
Policy credits and cash payments
  to eligible policyholders.....                          (2,958)                                                          (2,958)
Common stock issued in
  demutualization...............      5      10,917      (10,922)                                                              --
Initial public offering of
  common stock..................      2       3,152                                                                         3,154
Private placement of common
  stock.........................      1         854                                                                           855
Unit offering...................                  3                                                                             3
Treasury stock acquired.........                                      (613)                                                  (613)
Dividends on common stock.......                            (152)                                                            (152)
Comprehensive income:
  Net loss before date of
    demutualization.............                            (220)                                                            (220)
  Net income after date of
    demutualization.............                           1,173                                                            1,173
  Other comprehensive income:
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                   1,472                                    1,472
    Foreign currency translation
      adjustments...............                                                                     (6)                       (6)
    Minimum pension liability
      adjustment................                                                                                  (9)          (9)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                            1,457
                                                                                                                          -------
  Comprehensive income..........                                                                                            2,410
                                   ----     -------     --------   -------       -------          -----         ----      -------
Balance at December 31, 2000....      8      14,926        1,021      (613)        1,175           (100)         (28)      16,389
Treasury stock acquired.........                                    (1,321)                                                (1,321)
Dividends on common stock.......                            (145)                                                            (145)
Issuance of warrants -- by
  subsidiary....................                 40                                                                            40
Comprehensive income:
  Net income....................                             473                                                              473
  Other comprehensive income:
    Cumulative effect of change
      in accounting for
      derivatives, net of income
      taxes.....................                                                      22                                       22
    Unrealized gains on
      derivative instruments,
      net of income taxes.......                                                      24                                       24
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                     658                                      658
    Foreign currency translation
      adjustments...............                                                                    (60)                      (60)
    Minimum pension liability
      adjustment................                                                                                 (18)         (18)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                              626
                                                                                                                          -------
  Comprehensive income..........                                                                                            1,099
                                   ----     -------     --------   -------       -------          -----         ----      -------
Balance at December 31, 2001....   $  8     $14,966     $  1,349   $(1,934)      $ 1,879          $(160)        $(46)     $16,062
                                   ====     =======     ========   =======       =======          =====         ====      =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN MILLIONS)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    473   $    953   $    617
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization expenses.................       (87)       (77)       105
     Losses from sales of investments and businesses, net...       737        444        137
     Interest credited to other policyholder account
       balances.............................................     3,084      2,935      2,441
     Universal life and investment-type product policy
       fees.................................................    (1,889)    (1,820)    (1,433)
     Change in premiums and other receivables...............     1,024        430       (619)
     Change in deferred policy acquisition costs, net.......      (563)      (560)      (321)
     Change in insurance-related liabilities................     2,523      2,014      2,243
     Change in income taxes payable.........................       477        239         22
     Change in other liabilities............................       212     (2,119)       874
     Other, net.............................................    (1,192)    (1,140)      (183)
                                                              --------   --------   --------
Net cash provided by operating activities...................     4,799      1,299      3,883
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities.......................................    52,045     57,295     73,120
     Equity securities......................................     2,108        909        760
     Mortgage loans on real estate..........................     2,318      2,163      1,992
     Real estate and real estate joint ventures.............       303        655      1,062
     Other limited partnership interests....................       463        422        469
  Purchases of:
     Fixed maturities.......................................   (52,424)   (63,779)   (72,253)
     Equity securities......................................    (3,064)      (863)      (410)
     Mortgage loans on real estate..........................    (3,845)    (2,836)    (4,395)
     Real estate and real estate joint ventures.............      (696)      (407)      (341)
     Other limited partnership interests....................      (497)      (660)      (465)
  Net change in short-term investments......................        74      2,043     (1,577)
  Purchase of businesses, net of cash received..............      (276)      (416)    (2,972)
  Proceeds from sales of businesses.........................        81        869         --
  Net change in payable under securities loaned
     transactions...........................................       360      5,840      2,692
  Other, net................................................      (613)      (926)       (71)
                                                              --------   --------   --------
Net cash (used in) provided by investing activities.........  $ (3,663)  $    309   $ (2,389)
                                                              --------   --------   --------

                                 METLIFE, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN MILLIONS)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................  $ 29,084   $ 28,621   $ 18,428
     Withdrawals............................................   (25,410)   (28,235)   (20,650)
  Net change in short-term debt.............................      (730)    (3,095)       608
  Long-term debt issued.....................................     1,600        207         42
  Long-term debt repaid.....................................      (372)      (124)      (434)
  Common stock issued.......................................        --      4,009         --
  Treasury stock acquired...................................    (1,321)      (613)        --
  Net proceeds from issuance of company-obligated
     mandatorily redeemable securities of subsidiary
     trust..................................................       197        969         --
  Cash payments to eligible policyholders...................        --     (2,550)        --
  Dividends on common stock.................................      (145)      (152)        --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........     2,903       (963)    (2,006)
                                                              --------   --------   --------
Change in cash and cash equivalents.........................     4,039        645       (512)
Cash and cash equivalents, beginning of year................     3,434      2,789      3,301
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  7,473   $  3,434   $  2,789
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $    349   $    448   $    388
                                                              ========   ========   ========
     Income taxes...........................................  $    380   $    256   $    587
                                                              ========   ========   ========
  Non-cash transactions during the year:
     Policy credits to eligible policyholders...............  $     --   $    408   $     --
                                                              ========   ========   ========
     Business acquisitions -- assets........................  $  1,335   $ 22,936   $  5,328
                                                              ========   ========   ========
     Business acquisitions -- liabilities...................  $  1,060   $ 22,437   $  1,860
                                                              ========   ========   ========
     Business dispositions -- assets........................  $    102   $  1,184   $     --
                                                              ========   ========   ========
     Business dispositions -- liabilities...................  $     44   $  1,014   $     --
                                                              ========   ========   ========
     Real estate acquired in satisfaction of debt...........  $     11   $     22   $     37
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

     Minority interest related to consolidated entities included in other liabilities was $442 million and $409 million at December 31, 2001 and 2000, respectively.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2001 presentation.

  SUMMARY OF CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The critical accounting policies and related judgments underlying the Company's consolidated financial statements are summarized below. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies are common in the insurance and financial services industries; others are specific to the Company's businesses and operations.

  Investments

     The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of income, impairments and the determination of fair values. In addition, the earnings on certain investments are dependent upon market conditions which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.

  Derivatives

     The Company enters into freestanding derivative transactions to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities and issues certain insurance policies with embedded derivatives. The associated financial statement risk is the volatility in net income, which can result from (i) changes in fair value of derivatives that are not designated as hedges, and (ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant interpretations of the primary accounting standards which continue to evolve, as well as the significant

                                 METLIFE, INC.

judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts.

  Deferred Policy Acquisition Costs

     The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with, and are primarily related to, the production of new business, are deferred. The recovery of such costs is dependent on the future profitability of the related business. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, expenses to administer the business (and additional charges to the policyholders) and certain economic variables, such as inflation. These factors enter into management's estimates of gross margins and profits which generally are used to amortize certain of such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred.

  Future Policy Benefits

     The Company also establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and disabled lives. Generally, amounts are payable over an extended period of time and the profitability of the products is dependent on the pricing of the products. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between the actual experience and assumptions used in pricing the policies and in the establishment of liabilities result in variances in profit and could result in losses.

     The Company establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Pricing of this insurance takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the property covered and the insured, and profit considerations. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies.

  Reinsurance

     Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting.

  Litigation

     The Company is a party to a number of legal actions. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits are especially difficult to estimate due to the limitation of available data and uncertainty around numerous variables used to determine amounts recorded. It is possible that

                                 METLIFE, INC.

an adverse outcome in certain cases could have an adverse effect upon the Company's operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

  GENERAL ACCOUNTING POLICIES

  Investments

     The Company's fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other than temporary. These adjustments are recorded as investment losses. Investment gains and losses on sales of securities are determined on a specific identification basis. All security transactions are recorded on a trade date basis.

     Mortgage loans on real estate are stated at amortized cost, net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are included in net investment gains and losses and are based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the collateral value if the loan is collateral dependent. Interest income earned on impaired loans is accrued on the net carrying value amount of the loan based on the loan's effective interest rate. However, interest ceases to be accrued for loans on which interest is more than 60 days past due.

     Real estate, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Impaired real estate is written down to estimated fair value with the impairment loss being included in net investment gains and losses. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or estimated fair value, net of disposition costs.

     Policy loans are stated at unpaid principal balances.

     Short-term investments are stated at amortized cost, which approximates fair value.

     Other invested assets consist principally of leveraged leases and funds withheld at interest. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms.

  Structured Investment Transactions

     The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return of the investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes and similar type instruments.

                                 METLIFE, INC.

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on the beneficial interests is recognized using the prospective method in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments. The SPEs used to securitize assets are not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE.

     The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. The beneficial interests in SPEs where the Company exercises significant influence over the operating and financial policies of the SPE are accounted for in accordance with the equity method of accounting. Impairments of these beneficial interests are included in investment gains and losses. The beneficial interests in SPEs where the Company does not exercise significant influence are accounted for based on the substance of the beneficial interest's rights and obligations. Beneficial interests are accounted for and are included in fixed maturities. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and their income is recognized using the retrospective interest method or the level yield method, as appropriate.

  Derivative Instruments

     The Company uses derivative instruments to manage risk through one of four principal risk management strategies: the hedging of liabilities, invested assets, portfolios of assets or liabilities and anticipated transactions. Additionally, Metropolitan Life enters into income generation and replication derivative transactions as permitted by its derivatives use plan that was approved by the New York State Insurance Department (the "Department"). The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit and foreign currency swaps, foreign exchange contracts, and options, including caps and floors.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify as a hedge, according to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), the derivative is recorded at fair value and changes in its fair value are reported in net investment gains or losses.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been

                                 METLIFE, INC.

designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company generally determines hedge effectiveness based on total changes in fair value of a derivative instrument. The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) the derivative expires or is sold, terminated, or exercised, (iii) the derivative is designated as a hedge instrument, (iv) it is probable that the forecasted transaction will not occur, (v) a hedged firm commitment no longer meets the definition of a firm commitment, or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments, (ii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments, (iii) foreign currency forwards to hedge the exposure of future payments or receipts in foreign currencies, and (iv) other instruments to hedge the cash flows of various other anticipated transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported in other comprehensive income or loss. The ineffective portion of changes in fair value of the derivative instrument is reported in net investment gains or losses. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception.

     The Company designates and accounts for the following as fair value hedges when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments, (ii) receive U.S. dollar floating on foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments, and (iii) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported as net investment gains or losses. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in net investment gains and losses.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried on the consolidated balance sheet at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheet and recognized as a net investment gain or loss in the current period. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the consolidated balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income or loss are recognized immediately in net investment gains or losses. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income or loss and is recognized when the transaction affects net income or loss; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the consolidated balance sheet, with changes in its fair value recognized in the current period as net investment gains or losses.

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

                                 METLIFE, INC.

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded on the consolidated balance sheet at fair value and changes in their fair value are recorded currently in net investment gains or losses. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the consolidated balance sheet at fair value, with changes in fair value recognized in the current period as net investment gains or losses.

     The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions ("RSATs"), are a combination of a derivative and a cash security to synthetically create a third replicated security. These derivatives are not designated as hedges. As of December 31, 2001, 15 such RSATs, with notional amounts totaling $205 million, have been created through the combination of a credit default swap and a U.S. Treasury security. The Company records the premiums received on the credit default swaps in investment income over the life of the contract and changes in fair value are recorded in net investment gains and losses.

     The Company enters into written covered call options and net written covered collars to generate additional investment income on the underlying assets it holds. These derivatives are not designated as hedges. The Company records the premiums received as net investment income over the life of the contract and changes in fair value of such options and collars as net investment gains and losses.

  Cash and Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  Property, Equipment, Leasehold Improvements and Computer Software

     Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets. Estimated lives range from ten to 40 years for leasehold improvements and three to 15 years for all other property and equipment. Accumulated depreciation of property and equipment and accumulated amortization on leasehold improvements was $1,352 million and $1,287 million at December 31, 2001 and 2000, respectively. Related depreciation and amortization expense was $97 million, $89 million and $106 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a three-year period using the straight-line method. Accumulated amortization of capitalized software was $169 million and $86 million at December 31, 2001 and 2000, respectively. Related amortization expense was $110 million, $45 million and $5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                                 METLIFE, INC.

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

     Information regarding deferred policy acquisition costs is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2001      2000      1999
                                                           -------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1.....................................  $10,618   $ 9,070   $ 7,028
Capitalization of policy acquisition costs...............    2,039     1,863     1,160
Value of business acquired...............................      102     1,681       156
                                                           -------   -------   -------
          Total..........................................   12,759    12,614     8,344
                                                           -------   -------   -------
Amortization allocated to:
     Net investment losses...............................       25       (95)      (46)
     Unrealized investment losses........................      140       590    (1,628)
     Other expenses......................................    1,413     1,478       930
                                                           -------   -------   -------
          Total amortization.............................    1,578     1,973      (744)
                                                           -------   -------   -------
Dispositions and other...................................      (14)      (23)      (18)
                                                           -------   -------   -------
Balance at December 31...................................  $11,167   $10,618   $ 9,070
                                                           =======   =======   =======

     Amortization of deferred policy acquisition costs is allocated to (i) investment gains and losses to provide consolidated statement of income information regarding the impact of such gains and losses on the amount of the amortization, (ii) unrealized investment gains and losses to provide information regarding the amount of deferred policy acquisition costs that would have been amortized if such gains and losses had been recognized, and (iii) other expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

     Investment gains and losses related to certain products have a direct impact on the amortization of deferred policy acquisition costs. Presenting investment gains and losses net of related amortization of deferred policy

                                 METLIFE, INC.

acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

  Goodwill

     The excess of cost over the fair value of net assets acquired ("goodwill") is included in other assets. Goodwill has been amortized on a straight-line basis over a period ranging from ten to 30 years through December 31, 2001. The Company reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments through 2001 were recognized in operating results when permanent diminution in value was deemed to have occurred.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Net Balance at January 1....................................  $ 703    $ 611    $ 404
Acquisitions................................................     54      286      237
Amortization................................................    (47)     (69)     (30)
Dispositions................................................   (101)    (125)      --
                                                              -----    -----    -----
Net Balance at December 31..................................  $ 609    $ 703    $ 611
                                                              =====    =====    =====

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
                                                               (DOLLARS IN
                                                                MILLIONS)
Accumulated Amortization....................................  $ 108   $  81
                                                              =====   =====

     See "-- Application of Accounting Pronouncements" below regarding changes in amortization and impairment testing effective January 1, 2002.

  Future Policy Benefits and Policyholder Account Balances

     Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the nonforfeiture interest rate, ranging from 2% to 11%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts), (ii) the liability for terminal dividends, and (iii) premium deficiency reserves, which are established when the liabilities for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future policy benefits and expenses after deferred policy acquisition costs are written off.

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

                                 METLIFE, INC.

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

  Participating Business

     Participating business represented approximately 18% and 22% of the Company's life insurance in-force, and 78% and 81% of the number of life insurance policies in-force, at December 31, 2001 and 2000, respectively. Participating policies represented approximately 43% and 45%, 47% and 50%, and 50% and 54% of gross and net life insurance premiums for the years ended December 31, 2001, 2000 and 1999, respectively. The percentages indicated are calculated excluding the business of the Reinsurance segment.

  Income Taxes

     The Holding Company and its includable life insurance and non-life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Non-includable subsidiaries file either separate tax returns or separate consolidated tax returns. Under the Code, the amount of federal income tax expense incurred by mutual life insurance companies includes an equity tax calculated based upon a prescribed formula that incorporates a differential earnings rate between stock and mutual life insurance companies. Metropolitan Life has not been subject to the equity tax since the date of demutualization. The future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities.

                                 METLIFE, INC.

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

  Stock Based Compensation

     The Company accounts for the stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and has included in the notes to consolidated financial statements the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") in Note 17.

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

     Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of the assumed conversion of forward purchase contracts and exercise of stock options, using the treasury stock method. Under the treasury stock method, exercise of the forward purchase contracts is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

                                 METLIFE, INC.

  DEMUTUALIZATION AND INITIAL PUBLIC OFFERING

     On April 7, 2000 (the "date of demutualization"), Metropolitan Life Insurance Company ("Metropolitan Life") converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance (the "Superintendent") approving Metropolitan Life's plan of reorganization, as amended (the "plan").

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

  APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted SFAS 133 which established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of SFAS 133, as of January 1, 2001, resulted in a $33 million increase in other comprehensive income, net of income taxes of $18 million, and had no material impact on net income. The increase to other comprehensive income is attributable to net gains on cash flow-type hedges at transition. Also at transition, the amortized cost of fixed income securities decreased and other invested assets increased by $22 million, representing the fair value of certain interest rate swaps that were accounted for prior to SFAS 133 using fair value-type settlement accounting. During the year ended December 31, 2001, $18 million of the pre-tax gain reported in accumulated other comprehensive income at transition was reclassified into net investment income. The FASB continues to issue additional guidance relating to the accounting for derivatives under SFAS 133, which may result in further adjustments to the Company's treatment of derivatives in subsequent accounting periods.

     Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The adoption of these requirements had no material impact on the Company's consolidated financial statements.

     Effective April 1, 2001, the Company adopted EITF 99-20. This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 had no material impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141, which was generally effective July 1, 2001, requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. SFAS 142, effective for fiscal years beginning after December 15, 2001, eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. Amortization of goodwill and other intangible assets was $48 million, $101 million and $65 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are not necessarily indicative of the amortization that will not be recorded in future periods in accordance with SFAS 142. The Company is in the process of developing an

                                 METLIFE, INC.

estimate of the impact of the adoption of SFAS 142, if any, on its consolidated financial statements. The Company has tentatively determined that there will be no significant reclassifications between goodwill and other intangible asset balances, and no significant impairment of other intangible assets as of January 1, 2002. The Company will complete the first step of the impairment test, the comparison of the reporting units' fair value to carrying value, by June 30, 2002 and, if necessary, will complete the second step, the estimate of goodwill impairment, by December 31, 2002.

     In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. The application of SAB 102 by the Company did not have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business). SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the statements of income, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill) and (iii) SFAS 121 relating to the measurement of long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements at the date of adoption.

     Effective October 1, 2000, the Company adopted SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying GAAP to revenue recognition in financial statements. The requirements of SAB 101 did not have a material effect on the Company's consolidated financial statements.

     Effective January 1, 2000, the Company adopted Statement of Position ("SOP") No. 98-7, Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"). SOP 98-7 provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. SOP 98-7 classifies insurance and reinsurance contracts for which the deposit method is appropriate into those that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk and (iv) have an indeterminate risk. Adoption of SOP 98-7 did not have a material effect on the Company's consolidated financial statements.

     The FASB is currently deliberating the issuance of an interpretation of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to provide additional guidance to assist companies in identifying and accounting for special purpose entities, including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of a special purpose entity unless the SPE can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities.

                                 METLIFE, INC.

     The FASB is currently deliberating the issuance of a proposed statement that would amend SFAS No. 133. The proposed statement will address and resolve certain pending Derivatives Implementation Group ("DIG") issues. The outcome of the pending DIG issues and other provisions of the statement could impact the Company's accounting for beneficial interests, loan commitments and other transactions deemed to be derivatives under the new statement. The Company's accounting for such transactions is currently based on management's best interpretation of the accounting literature as of March 18, 2002.

2.  SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001 a terrorist attack occurred in New York, Washington D.C. and Pennsylvania (collectively, the "tragedies") triggering a significant loss of life and property which had an adverse impact on certain of the Company's businesses. The Company has direct exposures to this event with claims arising from its Individual, Institutional, Reinsurance and Auto & Home insurance coverages, although it believes the majority of such claims have been reported or otherwise analyzed by the Company.

     As of December 31, 2001, the Company's estimate of the total insurance losses related to the tragedies is $208 million, net of income tax of $117 million. This estimate is subject to revision in subsequent periods as claims are received from insureds and claims to reinsurers are identified and processed. Any revision to the estimate of gross losses and reinsurance recoveries in subsequent periods will affect net income in such periods. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses in connection with the tragedies.

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

     The Company's general account investment portfolios include investments, primarily comprised of fixed income securities, in industries that were affected by the tragedies, including airline, insurance, other travel and lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The market value of the Company's investment portfolio exposed to industries affected by the tragedies was approximately $3.0 billion at December 31, 2001.

                                 METLIFE, INC.

3.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES

     Fixed maturities and equity securities at December 31, 2001 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   -----------------   ESTIMATED
                                                   COST       GAIN      LOSS     FAIR VALUE
                                                 ---------   -------   -------   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. Treasury securities and obligations
       of U.S. government corporations and
       agencies................................  $  8,230    $1,026    $   43     $  9,213
     States and political subdivisions.........     1,492        49        10        1,531
     Foreign governments.......................     4,512       419        41        4,890
     Corporate.................................    47,217     1,703     1,031       47,889
     Mortgage- and asset-backed securities.....    33,834       906       266       34,474
     Other.....................................    16,220       956       537       16,639
                                                 --------    ------    ------     --------
          Total bonds..........................   111,505     5,059     1,928      114,636
  Redeemable preferred stocks..................       783        12        33          762
                                                 --------    ------    ------     --------
          Total fixed maturities...............  $112,288    $5,071    $1,961     $115,398
                                                 ========    ======    ======     ========
Equity Securities:
  Common stocks................................  $  1,968    $  657    $   78     $  2,547
  Nonredeemable preferred stocks...............       491        28         3          516
                                                 --------    ------    ------     --------
          Total equity securities..............  $  2,459    $  685    $   81     $  3,063
                                                 ========    ======    ======     ========

     Fixed maturities and equity securities at December 31, 2000 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   -----------------   ESTIMATED
                                                   COST       GAIN      LOSS     FAIR VALUE
                                                 ---------   -------   -------   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. Treasury securities and obligations
       of U.S. government corporations and
       agencies................................  $  8,461    $1,189    $   16     $  9,634
     States and political subdivisions.........     1,563        79         3        1,639
     Foreign governments.......................     5,153       341       153        5,341
     Corporate.................................    47,791     1,129     1,478       47,442
     Mortgage- and asset-backed securities.....    33,039       699       165       33,573
     Other.....................................    14,974       436       381       15,029
                                                 --------    ------    ------     --------
          Total bonds..........................   110,981     3,873     2,196      112,658
  Redeemable preferred stocks..................       321        --        --          321
                                                 --------    ------    ------     --------
          Total fixed maturities...............  $111,302    $3,873    $2,196     $112,979
                                                 ========    ======    ======     ========
Equity Securities:
  Common stocks................................  $    872    $  785    $   55     $  1,602
  Nonredeemable preferred stocks...............       577        19         5          591
                                                 --------    ------    ------     --------
          Total equity securities..............  $  1,449    $  804    $   60     $  2,193
                                                 ========    ======    ======     ========

                                 METLIFE, INC.

     The Company held foreign currency derivatives with notional amounts of $1,925 million and $1,469 million to hedge the exchange rate risk associated with foreign bonds at December 31, 2001 and 2000, respectively.

     The Company held fixed maturities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $9,790 million and $9,864 million at December 31, 2001 and 2000, respectively. Non-income producing fixed maturities were insignificant.

     The cost or amortized cost and estimated fair value of bonds at December 31, 2001, by contractual maturity date, are shown below:

                                                               COST OR
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                              (DOLLARS IN MILLIONS)
Due in one year or less.....................................  $  4,001     $  4,049
Due after one year through five years.......................    20,168       20,841
Due after five years through ten years......................    22,937       23,255
Due after ten years.........................................    30,565       32,017
                                                              --------     --------
     Total..................................................    77,671       80,162
Mortgage- and asset-backed securities.......................    33,834       34,474
                                                              --------     --------
     Total bonds............................................  $111,505     $114,636
                                                              ========     ========

     Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     Sales of securities classified as available-for-sale were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Proceeds................................................  $28,105   $46,205   $59,852
Gross investment gains..................................  $   646   $   599   $   605
Gross investment losses.................................  $   948   $ 1,520   $   911

     Gross investment losses above exclude writedowns recorded during 2001, 2000 and 1999 for other than temporarily impaired available-for-sale securities of $278 million, $324 million and $133 million, respectively.

     Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

  SECURITIES LENDING PROGRAM

     The Company participates in securities lending programs whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $13,471 million and $11,746 million and an estimated fair value of $14,404 million and $12,289 million were on loan under the program at December 31, 2001 and 2000, respectively. The Company was liable for cash collateral under its control of $12,661 million and $12,301 million at December 31, 2001 and 2000, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

                                 METLIFE, INC.

  STRUCTURED INVESTMENT TRANSACTIONS

     The Company securitizes high yield debt securities, investment grade bonds and structured finance securities. The Company has sponsored four securitizations with a total of approximately $1.5 billion in financial assets as of December 31, 2001. Two of these transactions included the transfer of assets totaling approximately $289 million from which investment gains, recognized by the Company, were insignificant. The Company's beneficial interests in these SPEs and the related investment income were insignificant as of and for the year ended December 31, 2001.

     The Company invests in structured notes and similar type instruments which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $1.6 billion and $1.3 billion at December 31, 2001 and 2000, respectively. The related income recognized was $44 million and $62 million for the years ended December 31, 2001 and 2000, respectively.

  ASSETS ON DEPOSIT AND HELD IN TRUST

     The Company had investment assets on deposit with regulatory agencies with a fair market value of $845 million and $932 million at December 31, 2001 and 2000, respectively. Company securities held in trust to satisfy collateral requirements had an amortized cost of $1,218 million and $1,234 million at December 31, 2001 and 2000, respectively.

  MORTGAGE LOANS ON REAL ESTATE

     Mortgage loans on real estate were categorized as follows:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                         2001                2000
                                                   -----------------   -----------------
                                                   AMOUNT    PERCENT   AMOUNT    PERCENT
                                                   -------   -------   -------   -------
                                                           (DOLLARS IN MILLIONS)
Commercial mortgage loans........................  $18,093      76%    $16,944      77%
Agricultural mortgage loans......................    5,277      22%      4,980      22%
Residential mortgage loans.......................      395       2%        110       1%
                                                   -------     ---     -------     ---
     Total.......................................   23,765     100%     22,034     100%
                                                               ===                 ===
Less: Valuation allowances.......................      144                  83
                                                   -------             -------
     Mortgage loans..............................  $23,621             $21,951
                                                   =======             =======

     Mortgage loans on real estate are collateralized by properties primarily located throughout the United States. At December 31, 2001, approximately 17%, 8% and 8% of the properties were located in California, New York and Florida, respectively. Generally, the Company (as the lender) requires that a minimum of one-fourth of the purchase price of the underlying real estate be paid by the borrower.

     Certain of the Company's real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $644 million and $540 million at December 31, 2001 and 2000, respectively.

                                 METLIFE, INC.

     Changes in mortgage loan valuation allowances were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001     2000      1999
                                                              -----    -----    ------
                                                               (DOLLARS IN MILLIONS)
Balance at January 1........................................  $ 83     $ 90     $ 173
Additions...................................................   106       38        40
Deductions for writedowns and dispositions..................   (45)     (74)     (123)
Acquisitions of affiliates..................................    --       29        --
                                                              ----     ----     -----
Balance at December 31......................................  $144     $ 83     $  90
                                                              ====     ====     =====

     A portion of the Company's mortgage loans on real estate was impaired and consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------     -------
                                                              (DOLLARS IN MILLIONS)
Impaired mortgage loans with valuation allowances...........   $  816        $592
Impaired mortgage loans without valuation allowances........      324         330
                                                               ------        ----
     Total..................................................    1,140         922
Less:  Valuation allowances.................................      140          77
                                                               ------        ----
     Impaired mortgage loans................................   $1,000        $845
                                                               ======        ====

     The average investment in impaired mortgage loans on real estate was $947 million, $912 million and $1,134 million for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income on impaired mortgage loans was $92 million, $76 million and $101 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The investment in restructured mortgage loans on real estate was $685 million and $784 million at December 31, 2001 and 2000, respectively. Interest income of $52 million, $62 million and $80 million was recognized on restructured loans for the years ended December 31, 2001, 2000 and 1999, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to $60 million, $74 million and $92 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Mortgage loans on real estate with scheduled payments of 60 days (90 days for agriculture mortgages) or more past due or in foreclosure had an amortized cost of $53 million and $40 million at December 31, 2001 and 2000, respectively.

                                 METLIFE, INC.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     Real estate and real estate joint ventures consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Real estate and real estate joint ventures
  held-for-investment.......................................   $5,877      $5,495
Impairments.................................................     (244)       (272)
                                                               ------      ------
     Total..................................................    5,633       5,223
                                                               ------      ------
Real estate and real estate joint ventures held-for-sale....      220         417
Impairments.................................................      (88)        (97)
Valuation allowance.........................................      (35)        (39)
                                                               ------      ------
     Total..................................................       97         281
                                                               ------      ------
          Real estate and real estate joint ventures........   $5,730      $5,504
                                                               ======      ======

     Accumulated depreciation on real estate was $2,504 million and $2,337 million at December 31, 2001 and 2000, respectively. Related depreciation expense was $220 million, $224 million and $247 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Real estate and real estate joint ventures were categorized as follows:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2001               2000
                                                     ----------------   ----------------
                                                     AMOUNT   PERCENT   AMOUNT   PERCENT
                                                     ------   -------   ------   -------
                                                            (DOLLARS IN MILLIONS)
Office.............................................  $3,637      63%    $3,635      66%
Retail.............................................    780       14%      586       10%
Apartments.........................................    740       13%      558       10%
Land...............................................    184        3%      202        4%
Agriculture........................................     14        0%       84        2%
Other..............................................    375        7%      439        8%
                                                     ------     ---     ------     ---
     Total.........................................  $5,730     100%    $5,504     100%
                                                     ======     ===     ======     ===

     The Company's real estate holdings are primarily located throughout the United States. At December 31, 2001, approximately 27%, 23% and 12% of the Company's real estate holdings were located in New York, California and Texas, respectively.

     Changes in real estate and real estate joint ventures held-for-sale valuation allowance were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance at January 1........................................   $ 39      $ 34      $ 33
Additions charged to operations.............................     16        17        36
Deductions for writedowns and dispositions..................    (20)      (12)      (35)
                                                               ----      ----      ----
Balance at December 31......................................   $ 35      $ 39      $ 34
                                                               ====      ====      ====

                                 METLIFE, INC.

     Investment income related to impaired real estate and real estate joint ventures held-for-investment was $57 million, $45 million and $61 million for the years ended December 31, 2001, 2000 and 1999, respectively. Investment (expense) income related to impaired real estate and real estate joint ventures held-for-sale was $(4) million, $18 million and $14 million for the years ended December 31, 2001, 2000 and 1999, respectively. The carrying value of non-income producing real estate and real estate joint ventures was $14 million and $15 million at December 31, 2001 and 2000, respectively.

     The Company owned real estate acquired in satisfaction of debt of $49 million and $66 million at December 31, 2001 and 2000, respectively.

  LEVERAGED LEASES

     Leveraged leases, included in other invested assets, consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Investment..................................................   $1,070      $1,002
Estimated residual values...................................      505         546
                                                               ------      ------
     Total..................................................    1,575       1,548
Unearned income.............................................     (404)       (384)
                                                               ------      ------
     Leveraged leases.......................................   $1,171      $1,164
                                                               ======      ======

     The investment amounts set forth above are generally due in monthly installments. The payment periods generally range from two to 15 years, but in certain circumstances are as long as 30 years. These receivables are generally collateralized by the related property. The Company's deferred tax provision related to leveraged leases is $1,077 million and $1,040 million at December 31, 2001 and 2000, respectively.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Fixed maturities........................................  $ 8,574   $ 8,538   $ 7,171
Equity securities.......................................       49        41        40
Mortgage loans on real estate...........................    1,848     1,693     1,484
Real estate and real estate joint ventures..............    1,353     1,407     1,426
Policy loans............................................      536       515       340
Other limited partnership interests.....................       48       142       199
Cash, cash equivalents and short-term investments.......      279       288       173
Other...................................................      249       162        91
                                                          -------   -------   -------
     Total..............................................   12,936    12,786    10,924
Less:  Investment expenses..............................    1,013     1,018     1,108
                                                          -------   -------   -------
     Net investment income..............................  $11,923   $11,768   $ 9,816
                                                          =======   =======   =======

                                 METLIFE, INC.

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses), including changes in valuation allowances, were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------   --------   ------
                                                                (DOLLARS IN MILLIONS)
Fixed maturities............................................  $(645)   $(1,437)   $(538)
Equity securities...........................................     65        192       99
Mortgage loans on real estate...............................    (91)       (18)      28
Real estate and real estate joint ventures..................     (4)       101      265
Other limited partnership interests.........................   (161)        (7)      33
Sales of businesses.........................................     25        660       --
Other.......................................................     74         65      (24)
                                                              -----    -------    -----
     Total..................................................   (737)      (444)    (137)
Amounts allocable to:
  Deferred policy acquisition costs.........................    (25)        95       46
  Participating contracts...................................     --       (126)      21
  Policyholder dividend obligation..........................    159         85       --
                                                              -----    -------    -----
          Net realized investment losses....................  $(603)   $  (390)   $ (70)
                                                              =====    =======    =====

     Investment gains and losses have been reduced by (i) deferred policy acquisition amortization to the extent that such amortization results from investment gains and losses, (ii) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

  NET UNREALIZED INVESTMENT GAINS (LOSSES)

     The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2001      2000      1999
                                                           -------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Fixed maturities.........................................  $ 3,110   $ 1,677   $(1,828)
Equity securities........................................      604       744       875
Derivatives..............................................       71        --        --
Other invested assets....................................       58        58       153
                                                           -------   -------   -------
     Total...............................................    3,843     2,479      (800)
                                                           -------   -------   -------
Amounts allocable to:
  Future policy benefit loss recognition.................      (30)     (284)     (249)
  Deferred policy acquisition costs......................      (21)      119       709
  Participating contracts................................     (127)     (133)     (118)
  Policyholder dividend obligation.......................     (707)     (385)       --
Deferred income taxes....................................   (1,079)     (621)      161
                                                           -------   -------   -------
     Total...............................................   (1,964)   (1,304)      503
                                                           -------   -------   -------
          Net unrealized investment gains (losses).......  $ 1,879   $ 1,175   $  (297)
                                                           =======   =======   =======

                                 METLIFE, INC.

     The changes in net unrealized investment gains (losses) were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                              2001     2000     1999
                                                             ------   ------   -------
                                                               (DOLLARS IN MILLIONS)
Balance at January 1.......................................  $1,175   $ (297)  $ 1,540
Unrealized investment gains (losses) during the year.......   1,364    3,279    (6,583)
Unrealized investment gains (losses) relating to:
  Future policy benefit (loss) gain recognition............     254      (35)    1,999
  Deferred policy acquisition costs........................    (140)    (590)    1,628
  Participating contracts..................................       6      (15)       94
  Policyholder dividend obligation.........................    (322)    (385)       --
Deferred income taxes......................................    (458)    (782)    1,025
                                                             ------   ------   -------
Balance at December 31.....................................  $1,879   $1,175   $  (297)
                                                             ======   ======   =======
Net change in unrealized investment gains (losses).........  $  704   $1,472   $(1,837)
                                                             ======   ======   =======

4.  DERIVATIVE INSTRUMENTS

     The table below provides a summary of the carrying value, notional amount and current market or fair value of derivative financial instruments held at December 31, 2001 and 2000:

                                                  2001                                         2000
                               ------------------------------------------   ------------------------------------------
                                                        CURRENT MARKET                               CURRENT MARKET
                                                        OR FAIR VALUE                                OR FAIR VALUE
                               CARRYING   NOTIONAL   --------------------   CARRYING   NOTIONAL   --------------------
                                VALUE      AMOUNT    ASSETS   LIABILITIES    VALUE      AMOUNT    ASSETS   LIABILITIES
                               --------   --------   ------   -----------   --------   --------   ------   -----------
                                                                (DOLLARS IN MILLIONS)
Financial futures............    $ --     $    --     $ --       $ --         $ 23     $   254     $ 23       $ --
Interest rate swaps..........      70       1,849       79          9           41       1,450       41          1
Floors.......................      11         325       11         --           --         325        3         --
Caps.........................       5       7,890        5         --           --       9,950       --         --
Foreign currency swaps.......     162       1,925      188         26           (1)      1,449      114         44
Exchange traded options......     (12)      1,857       --         12            1           9        1         --
Forward exchange contracts...       4          67        4         --           --          --       --         --
Written covered call
  options....................      --          40       --         --           --          40       --         --
Credit default swaps.........      --         270       --         --           --          --       --         --
                                 ----     -------     ----       ----         ----     -------     ----       ----
Total contractual
  commitments................    $240     $14,223     $287       $ 47         $ 64     $13,477     $182       $ 45
                                 ====     =======     ====       ====         ====     =======     ====       ====

                                 METLIFE, INC.

     The following is a reconciliation of the notional amounts by derivative type and strategy at December 31, 2001 and 2000:

                                DECEMBER 31, 2000               TERMINATIONS/   DECEMBER 31, 2001
                                 NOTIONAL AMOUNT    ADDITIONS    MATURITIES      NOTIONAL AMOUNT
                                -----------------   ---------   -------------   -----------------
                                                      (DOLLARS IN MILLIONS)
BY DERIVATIVE TYPE
Financial futures.............       $   254         $  507        $  761            $    --
Financial forwards............            --            529           462                 67
Interest rate swaps...........         1,450          1,165           766              1,849
Floors........................           325             --            --                325
Caps..........................         9,950            150         2,210              7,890
Foreign currency swaps........         1,449            660           184              1,925
Exchange traded options.......             9          1,861            13              1,857
Written covered call
  options.....................            40          1,097         1,097                 40
Credit default swaps..........            --            270            --                270
                                     -------         ------        ------            -------
Total contractual
  commitments.................       $13,477         $6,239        $5,493            $14,223
                                     =======         ======        ======            =======
BY STRATEGY
Liability hedging.............       $11,616         $  269        $2,972            $ 8,913
Invested asset hedging........         1,607          5,081         1,378              5,310
Portfolio hedging.............           254            507           761                 --
Anticipated transaction
  hedging.....................            --            382           382                 --
                                     -------         ------        ------            -------
Total contractual
  commitments.................       $13,477         $6,239        $5,493            $14,223
                                     =======         ======        ======            =======

     The following table presents the notional amounts of derivative financial instruments by maturity at December 31, 2001:

                                                  REMAINING LIFE
                        -------------------------------------------------------------------
                        ONE YEAR     AFTER ONE YEAR     AFTER FIVE YEARS
                        OR LESS    THROUGH FIVE YEARS   THROUGH TEN YEARS   AFTER TEN YEARS    TOTAL
                        --------   ------------------   -----------------   ---------------   -------
                                                    (DOLLARS IN MILLIONS)
Forward exchange
  contracts...........   $   67          $   --              $   --              $ --         $    67
Interest rate swaps...       95             627                 955               172           1,849
Floors................       --              --                 325                --             325
Caps..................    3,720           4,150                  20                --           7,890
Foreign currency
  swaps...............       81             863                 707               274           1,925
Exchange traded
  options.............    1,857              --                  --                --           1,857
Written covered call
  options.............       40              --                  --                --              40
Credit default
  swaps...............       15             255                  --                --             270
                         ------          ------              ------              ----         -------
Total contractual
  commitments.........   $5,875          $5,895              $2,007              $446         $14,223
                         ======          ======              ======              ====         =======

                                 METLIFE, INC.

     The following table presents the notional amounts and fair values of derivatives by type of hedge designation at December 31, 2001 and 2000:

                                              2001                              2000
                                 -------------------------------   -------------------------------
                                             CURRENT MARKET OR                 CURRENT MARKET OR
                                                 FAIR VALUE                        FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                       (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair Value.....................  $   228     $ 23        $--       $   212     $ 14        $ 8
Cash Flow......................      585       62         21           442       32         27
Not designated.................   13,410      202         26        12,823      136         10
                                 -------     ----        ---       -------     ----        ---
     Total.....................  $14,223     $287        $47       $13,477     $182        $45
                                 =======     ====        ===       =======     ====        ===

     For the year ended December 31, 2001, the amount related to fair value and cash flow hedge ineffectiveness was insignificant and there were no discontinued fair value or cash flow hedges.

     For the years ended December 31, 2001, 2000 and 1999, the Company recognized net investment income of $32 million, $13 million and $0.3 million, respectively, from the periodic settlement of interest rate and foreign currency swaps.

     For the year ended December 31, 2001, the Company recognized other comprehensive income of $39 million relating to the effective portion of cash flow hedges. At December 31, 2001, the accumulated amount in other comprehensive income relating to cash flow hedges was $71 million. During the year ended December 31, 2001, $19 million of other comprehensive income was reclassified into net investment income primarily due to the SFAS No. 133 transition adjustment. During the next year, other comprehensive income of $17 million related to cash flow hedges is expected to be reclassified into net investment income. The reclassifications are recognized over the life of the hedged item.

     For the year ended December 31, 2001, the Company recognized net investment income of $24 million and net investment gains of $100 million from derivatives not designated as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

5.  FAIR VALUE INFORMATION

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

                                 METLIFE, INC.

     Amounts related to the Company's financial instruments were as follows:

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2001                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $115,398    $115,398
  Equity securities....................................                3,063       3,063
  Mortgage loans on real estate........................               23,621      24,844
  Policy loans.........................................                8,272       8,272
  Short-term investments...............................                1,203       1,203
  Cash and cash equivalents............................                7,473       7,473
  Mortgage loan commitments............................    $423           --          (4)
Liabilities:
  Policyholder account balances........................               47,977      48,318
  Short-term debt......................................                  355         355
  Long-term debt.......................................                3,628       3,685
  Payable under securities loaned transactions.........               12,661      12,661
Other:
  Company-obligated mandatorily redeemable securities
     of subsidiary trusts..............................                1,256       1,311

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2000                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $112,979    $112,979
  Equity securities....................................                2,193       2,193
  Mortgage loans on real estate........................               21,951      22,847
  Policy loans.........................................                8,158       8,158
  Short-term investments...............................                1,269       1,269
  Cash and cash equivalents............................                3,434       3,434
  Mortgage loan commitments............................    $534           --          17
Liabilities:
  Policyholder account balances........................               43,196      42,958
  Short-term debt......................................                1,085       1,085
  Long-term debt.......................................                2,400       2,237
  Payable under securities loaned transactions.........               12,301      12,301
Other:
  Company-obligated mandatorily redeemable securities
     of subsidiary trusts..............................                1,090       1,153

                                 METLIFE, INC.

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

  POLICY LOANS

     The carrying values for policy loans approximate fair value.

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The carrying values for cash and cash equivalents and short-term investments approximated fair values due to the short-term maturities of these instruments.

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

  DERIVATIVE INSTRUMENTS

     The fair value of derivative instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, floors, foreign exchange contracts, caps, exchange-traded options and written covered call options are based upon quotations obtained from dealers or other reliable sources. See Note 4 for derivative fair value disclosures.

6.  EMPLOYEE BENEFIT PLANS

  PENSION BENEFIT AND OTHER BENEFIT PLANS

     The Company is both the sponsor and administrator of defined benefit pension plans covering all eligible employees and sales representatives of Metropolitan Life and certain of its subsidiaries. Retirement benefits are based upon years of credited service and final average earnings history.

                                 METLIFE, INC.

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

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                     PENSION BENEFITS    OTHER BENEFITS
                                                     -----------------   ---------------
                                                      2001      2000      2001     2000
                                                     -------   -------   ------   ------
                                                            (DOLLARS IN MILLIONS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of
  year.............................................  $4,145    $3,737    $1,542   $1,483
  Service cost.....................................     104        98        34       29
  Interest cost....................................     308       291       115      113
  Acquisitions and divestitures....................     (12)      107        --       37
  Actuarial losses.................................     169       176        66       59
  Curtailments and terminations....................     (49)       (3)        9        2
  Change in benefits...............................      29        (2)       --      (86)
  Benefits paid....................................    (268)     (259)      (97)     (95)
                                                     ------    ------    ------   ------
Projected benefit obligation at end of year........   4,426     4,145     1,669    1,542
                                                     ------    ------    ------   ------
Change in plan assets:
Contract value of plan assets at beginning of
  year.............................................   4,619     4,726     1,318    1,199
  Actual return on plan assets.....................    (201)       54       (49)     179
  Acquisitions and divestitures....................     (12)       79        --       --
  Employer and participant contributions...........      23        19         1        3
  Benefits paid....................................    (268)     (259)     (101)     (63)
                                                     ------    ------    ------   ------
Contract value of plan assets at end of year.......   4,161     4,619     1,169    1,318
                                                     ------    ------    ------   ------
(Under) over funded................................    (265)      474      (500)    (224)
Unrecognized net asset at transition...............      --       (31)       --       --
Unrecognized net actuarial losses (gains)..........     693         2      (258)    (478)
Unrecognized prior service cost....................     116       109       (49)     (89)
                                                     ------    ------    ------   ------
Prepaid (accrued) benefit cost.....................  $  544    $  554    $ (807)  $ (791)
                                                     ======    ======    ======   ======
Qualified plan prepaid pension cost................  $  805    $  775
Non-qualified plan accrued pension cost............    (323)     (263)
Unamortized prior service cost.....................      16        14
Accumulated other comprehensive income.............      46        28
                                                     ------    ------
Prepaid benefit cost...............................  $  544    $  554
                                                     ======    ======

                                 METLIFE, INC.

     The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows:

                                                       NON-QUALIFIED
                                    QUALIFIED PLANS        PLANS             TOTAL
                                   -----------------   -------------   -----------------
                                    2001      2000     2001    2000     2001      2000
                                   -------   -------   -----   -----   -------   -------
                                                   (DOLLARS IN MILLIONS)
Aggregate projected benefit
  obligation.....................  $(4,006)  $(3,775)  $(420)  $(370)  $(4,426)  $(4,145)
Aggregate contract value of plan
  assets (principally Company
  contracts).....................    4,161     4,619      --      --     4,161     4,619
                                   -------   -------   -----   -----   -------   -------
Over (under) funded..............  $   155   $   844   $(420)  $(370)  $  (265)  $   474
                                   =======   =======   =====   =====   =======   =======

     The assumptions used in determining the aggregate projected benefit obligation and aggregate contract value for the pension and other benefits were as follows:

                                             PENSION BENEFITS           OTHER BENEFITS
                                        --------------------------   ---------------------
                                           2001           2000         2001        2000
                                        -----------   ------------   ---------   ---------
Weighted average assumptions at
  December 31:
Discount rate.........................  6.9% - 7.4%   6.9% - 7.75%   6% - 7.4%   6% - 7.5%
Expected rate of return on plan
  assets..............................    8% - 9%       8% - 9%       6% - 9%     6% - 9%
Rate of compensation increase.........    4% - 6%       4% - 6%         N/A         N/A

     The assumed health care cost trend rates used in measuring the accumulated nonpension postretirement benefit obligation were as follows:

                                                              DECEMBER 31,
                                                  -------------------------------------
                                                               2001                2000
                                                  ------------------------------   ----
Pre-Medicare eligible benefits..................   9.5% down to 5% over 10 years   6.5%
Medicare eligible benefits......................  11.5% down to 5% over 10 years     6%

     Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               INCREASE      DECREASE
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Effect on total of service and interest cost components.....     $ 15          $ 12
Effect on accumulated postretirement benefit obligation.....     $137          $114

     The components of net periodic benefit cost were as follows:

                                            PENSION BENEFITS        OTHER BENEFITS
                                          ---------------------   -------------------
                                          2001    2000    1999    2001    2000   1999
                                          -----   -----   -----   -----   ----   ----
                                                     (DOLLARS IN MILLIONS)
Service cost............................  $ 104   $  98   $ 100   $  34   $ 29   $ 28
Interest cost...........................    308     291     271     115    113    107
Expected return on plan assets..........   (402)   (420)   (363)   (108)   (97)   (89)
Amortization of prior actuarial gains...     (2)    (19)     (6)    (27)   (22)   (11)
Curtailment (credit) cost...............     21      (3)    (17)      6      2     10
                                          -----   -----   -----   -----   ----   ----
Net periodic benefit (credit) cost......  $  29   $ (53)  $ (15)  $  20   $ 25   $ 45
                                          =====   =====   =====   =====   ====   ====

                                 METLIFE, INC.

  SAVINGS AND INVESTMENT PLANS

     The Company sponsors savings and investment plans for substantially all employees under which the Company matches a portion of employee contributions. The Company contributed $64 million, $65 million and $45 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7.  CLOSED BLOCK

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

     The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block is greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block is less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings. Amounts reported for the period after demutualization are as of April 1, 2000 and for the period beginning on April 1, 2000 (the effect of transaction from April 1, 2000 through April 6, 2000 are not considered material).

                                 METLIFE, INC.

     Closed block liabilities and assets designated to the closed block are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................   $40,325     $39,415
Other policyholder funds....................................       321         278
Policyholder dividends payable..............................       757         740
Policyholder dividend obligation............................       708         385
Payables under securities loaned transactions...............     3,350       3,268
Other.......................................................        90          78
                                                               -------     -------
          Total closed block liabilities....................    45,551      44,164
                                                               -------     -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $25,761 and $25,657, respectively)....    26,331      25,634
  Equity securities, at fair value (amortized cost: $240 and
     $52, respectively).....................................       282          54
  Mortgage loans on real estate.............................     6,358       5,801
  Policy loans..............................................     3,898       3,826
  Short-term investments....................................       170         223
  Other invested assets (amortized cost: $137 and $250,
     respectively)..........................................       159         248
                                                               -------     -------
          Total investments.................................    37,198      35,786
Cash and cash equivalents...................................     1,119         661
Accrued investment income...................................       550         557
Deferred income tax receivable..............................     1,060       1,234
Premiums and other receivables..............................       244         158
                                                               -------     -------
          Total assets designated to the closed block.......    40,171      38,396
                                                               -------     -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................     5,380       5,768
                                                               -------     -------
Amounts included in accumulated other comprehensive income:
  Net unrealized investment gains (losses), net of deferred
     income tax expense (benefit) of $219 and $(9),
     respectively...........................................       389         (14)
  Unrealized derivative gains, net of deferred income tax
     expense of $9..........................................        17          --
  Allocated to policyholder dividend obligation, net of
     deferred income tax benefit of $255 and $143,
     respectively...........................................      (453)       (242)
                                                               -------     -------
                                                                   (47)       (256)
                                                               -------     -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................   $ 5,333     $ 5,512
                                                               =======     =======

                                 METLIFE, INC.

     Information regarding the policyholder dividend obligation is as follows:

                                                                            FOR THE PERIOD
                                                               FOR THE      APRIL 7, 2000
                                                              YEAR ENDED       THROUGH
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2001            2000
                                                             ------------   --------------
                                                                 (DOLLARS IN MILLIONS)
Balance at beginning of period (1).........................     $  385          $   --
Change in policyholder dividend obligation before allocable
  net investment losses....................................        159              85
Net investment losses......................................       (159)            (85)
Change in unrealized investment and derivative gains.......        323             385
                                                                ------          ------
Balance at end of period...................................     $  708          $  385
                                                                ======          ======

---------------

(1) For the period ended at December 31, 2000, the beginning of the period is April 7, 2000. See Note 1 "Summary of Significant Accounting
    Policies -- Demutualization and Initial Public Offering."

     Closed block revenues and expenses were as follows:

                                                                            FOR THE PERIOD
                                                               FOR THE      APRIL 7, 2000
                                                              YEAR ENDED       THROUGH
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2001            2000
                                                             ------------   --------------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................     $3,658          $2,900
Net investment income......................................      2,711           1,949
Net investment losses (net of amounts allocable to the
  policyholder dividend obligation of $(159) and $(85),
  respectively)............................................        (20)           (150)
                                                                ------          ------
     Total revenues........................................      6,349           4,699
                                                                ------          ------
EXPENSES
Policyholder benefits and claims...........................      3,862           2,874
Policyholder dividends.....................................      1,544           1,132
Change in policyholder dividend obligation (excludes
  amounts directly related to net investment losses of
  $(159) and $(85), respectively)..........................        159              85
Other expenses.............................................        508             425
                                                                ------          ------
     Total expenses........................................      6,073           4,516
                                                                ------          ------
Revenues net of expenses before income taxes...............        276             183
Income taxes...............................................         97              67
                                                                ------          ------
Revenues net of expenses and income taxes..................     $  179          $  116
                                                                ======          ======

                                 METLIFE, INC.

     The change in maximum future earnings of the closed block was as follows:

                                                                            FOR THE PERIOD
                                                               FOR THE      APRIL 7, 2000
                                                              YEAR ENDED       THROUGH
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2001            2000
                                                             ------------   --------------
                                                                 (DOLLARS IN MILLIONS)
Beginning of period........................................     $5,512          $5,628
End of period..............................................      5,333           5,512
                                                                ------          ------
Change during the period...................................     $ (179)         $ (116)
                                                                ======          ======

     Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the plan of reorganization. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

     Many of the derivative instrument strategies used by the Company are also used for the closed block. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001, resulted in $11 million of other comprehensive income, net of income taxes of $6 million. For the year ended December 31, 2001, the closed block recognized net investment gains of $5 million primarily relating to non-speculative derivative uses that are permitted by the Department but that have not met the requirements of SFAS 133 to qualify for hedge accounting. Excluding the adoption adjustment, the changes in other comprehensive income were $6 million, net of taxes of $3 million, for the year ended December 31, 2001.

8.  SEPARATE ACCOUNTS

     Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $48,912 million and $53,656 million at December 31, 2001 and 2000, respectively, for which the policyholder assumes the investment risk, and guaranteed separate accounts totaling $13,802 million and $16,594 million at December 31, 2001 and 2000, respectively, for which the Company contractually guarantees either a minimum return or account value to the policyholder.

     Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues as universal life and investment-type product policy fees and totaled $564 million, $667 million and $485 million for the years ended December 31, 2001, 2000 and 1999, respectively. Guaranteed separate accounts consisted primarily of Met Managed Guaranteed Interest Contracts and participating close out contracts. The average interest rates credited on these contracts were 7.0% and 6.9% at December 31, 2001 and 2000, respectively. The assets that support these liabilities were comprised of $11,888 million and $15,708 million in fixed maturities at December 31, 2001 and 2000, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, these investment products carry a graded surrender charge as well as a market value adjustment.

                                 METLIFE, INC.

9.  DEBT

     Debt consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Surplus notes, interest rates ranging from 6.30% to 7.80%,
  maturity dates ranging from 2003 to 2025..................   $1,630      $1,630
Investment-related exchangeable debt, interest rate of 4.90%
  due 2002..................................................      195         271
Fixed rate notes, interest rates ranging from 3.47% to
  12.00%, maturity dates ranging from 2002 to 2019..........       87         316
Senior notes, interest rates ranging from 5.25% to 7.25%,
  maturity dates ranging from 2006 to 2011..................    1,546          98
Capital lease obligations...................................       23          42
Other notes with varying interest rates.....................      147          43
                                                               ------      ------
Total long-term debt........................................    3,628       2,400
Total short-term debt.......................................      355       1,085
                                                               ------      ------
     Total..................................................   $3,983      $3,485
                                                               ======      ======

     Metropolitan Life and certain of its subsidiaries maintain committed and unsecured credit facilities aggregating $2,250 million (five-year facility of $1,000 million expiring in April 2003 and a 364-day facility of $1,250 million expiring in April of 2002). If these facilities are drawn upon, they would bear interest at rates stated in the agreements. The facilities can be used for general corporate purposes and also provide backup for the Company's commercial paper program. At December 31, 2001, there were no outstanding borrowings under either of the facilities. At December 31, 2001, $97 million in letters of credit from various banks were outstanding between Metropolitan Life and certain of its subsidiaries.

     Reinsurance Group of America, Incorporated ("RGA"), a subsidiary of the Company, maintains committed and unsecured credit facilities aggregating $180 million (one facility of $140 million, one facility of $18 million and one facility of $22 million all expiring in 2005). At December 31, 2001 RGA had drawn approximately $24 million under these facilities at interest rates ranging from 4.40% to 4.97%. At December 31, 2001, $376 million in letters of credit from various banks were outstanding between the subsidiaries of RGA.

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

     The issue of investment-related exchangeable debt is payable in cash or by delivery of an underlying security owned by the Company. The amount of the debt payable at maturity is greater than the principal of the debt if the market value of the underlying security appreciates above certain levels at the date of debt repayment as compared to the market value of the underlying security at the date of debt issuance. At December 31, 2001, the underlying security pledged as collateral had a market value of $240 million.

     The aggregate maturities of long-term debt for the Company are $207 million in 2002, $439 million in 2003, $27 million in 2004, $272 million in 2005, $609 million in 2006 and $2,074 million thereafter.

     Short-term debt of the Company consisted of commercial paper with a weighted average interest rate of 2.1% and 6.6% and a weighted average maturity of 87 days and 44 days at December 31, 2001 and 2000,

                                 METLIFE, INC.

respectively. The Company also has other secured borrowings with a weighted average coupon rate of 7.25% and a weighted average maturity of 30 days at December 31, 2001.

     Interest expense related to the Company's indebtedness included in other expenses was $252 million, $377 million and $384 million for the years ended December 31, 2001, 2000 and 1999, respectively.

10.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     METLIFE CAPITAL TRUST I. In April 2000, MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by the Holding Company, issued 20,125,000 8.00% equity security units ("units"). Each unit consists of (i) a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of the Holding Company on May 15, 2003 (59,771,250 shares at December 31, 2001 and 2000 based on the average market price at December 31, 2001 and 2000) and (ii) a capital security, with a stated liquidation amount of $50.00 and mandatorily redeemable on May 15, 2005. The number of shares to be purchased at such date will be determined based on the average trading price of the Holding Company's common stock. The proceeds from the sale of the units were used to acquire $1,006 million 8.00% debentures of the Holding Company ("MetLife debentures"). The capital securities represent undivided beneficial ownership interests in MetLife Capital Trust I's assets, which consist solely of the MetLife debentures. These securities are pledged to collateralize the obligations of the unit holder under the related purchase contracts. Holders of the capital securities are entitled to receive cumulative cash distributions accruing from April 2000 and payable quarterly in arrears commencing August 15, 2000 at an annual rate of 8.00%. The Holding Company irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. Holders of the capital securities generally have no voting rights. Capital securities outstanding were $980 million and $972 million, net of unamortized discounts of $26 million and $34 million, at December 31, 2001 and 2000, respectively.

     The MetLife debentures bear interest at an annual rate of 8.00% of the principal amount, payable quarterly in arrears commencing August 15, 2000 and mature on May 15, 2005. These debentures are unsecured. The Holding Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation, reorganization or otherwise, is subject to the prior claims of creditors of the subsidiary, except to the extent the Holding Company may be recognized as a creditor of that subsidiary. Accordingly, the Holding Company's obligations under the debentures are effectively subordinated to all existing and future liabilities of its subsidiaries. Interest expense on these instruments is included in other expenses and was $81 million and $59 million for the years ended December 31, 2001 and 2000, respectively.

     GENAMERICA CAPITAL I. In June 1997, GenAmerica Corporation ("GenAmerica") issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. GenAmerica has fully and unconditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities any time after June 30, 2007. Capital securities outstanding were $118 million, net of unamortized discount of $7 million at December 31, 2001 and 2000. Interest expense on these instruments is included in other expenses and was $11 million and $6 million for the years ended December 31, 2001 and 2000, respectively.

     RGA CAPITAL TRUST I. In December 2001, a subsidiary of the Company, RGA, through its wholly-owned trust RGA Capital Trust I (the "Trust") issued 4,500,000 Preferred Income Equity Redeemable Securities ("PIERS") Units. Each PIERS unit consists of (i) a preferred security issued by the Trust, having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051, and (ii) a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50. The fair market value of the warrant on the issuance date was $14.87 and is detachable from the preferred security. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The preferred

                                 METLIFE, INC.

securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of $14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The weighted average effective interest rate on the preferred securities and the subordinated debentures is 8.25% per annum. Capital securities outstanding at December 31, 2001 were $158 million, net of unamortized discount of $67 million.

11.  COMMITMENTS AND CONTINGENCIES

  LITIGATION

     Sales Practices Claims

     Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American Life Insurance Company ("General American") have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims."

     In December 1999, the United States District Court for the Western District of Pennsylvania approved a class action settlement resolving litigation against Metropolitan Life involving certain alleged sales practices claims. The settlement class includes most of the owners of permanent life insurance policies and annuity contracts or certificates issued pursuant to individual sales in the United States by Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company between January 1, 1982 and December 31, 1997. The class includes owners of approximately six million in-force or terminated insurance policies and approximately one million in-force or terminated annuity contracts or certificates. Implementation of the settlement is substantially completed.

     Similar sales practices class actions against New England Mutual, with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, have been settled. The New England Mutual case, approved by the United States District Court for the District of Massachusetts in October 2000, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. Implementation of the New England Mutual class action settlement is substantially completed. The General American case, approved by the United States District Court for the Eastern District of Missouri, and affirmed by the appellate court in October 2001, involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. A petition for writ of certiorari to the United States Supreme Court has been filed by objectors to the settlement. Implementation of the General American class action settlement is proceeding.

     Metropolitan Life expects that the total cost of its class action settlement will be approximately $957 million. It is expected that the total cost of the New England Mutual class action settlement will be approximately $160 million. General American expects that the total cost of its class action settlement will be approximately $68 million.

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. As of December 31, 2001, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 40 sales practices lawsuits pending against New England Mutual and approximately 40 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to vigorously defend themselves against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In October 2001,

                                 METLIFE, INC.

the United States District Court for the Southern District of New York approved the settlement of a class action alleging improper sales abroad that was brought against Metropolitan Life, Metropolitan Insurance and Annuity Company, Metropolitan Tower Life Insurance Company and various individual defendants. No appeal was filed and the settlement is being implemented.

     The Company believes adequate provision has been made in its consolidated financial statements for all reasonably probable and estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

     During 1998, Metropolitan Life purchased excess of loss reinsurance agreements to provide reinsurance with respect to sales practices claims made on or prior to December 31, 1999 and for certain mortality losses in 1999. The premium for the excess of loss reinsurance agreements was $529 million. These reinsurance agreements had a maximum aggregate limit of $650 million, with a maximum sublimit of $550 million for losses for sales practices claims. The coverage was in excess of an aggregate self-insured retention of $385 million with respect to sales practices claims and $506 million, plus the Company's statutory policy reserves released upon the death of insureds, with respect to life mortality losses. The excess of loss reinsurance agreements were amended in 2000 to transfer mortality risks under the Metropolitan Life class action settlement agreement. Recoveries have been made under the reinsurance agreements for the sales practices claims. Although there is no assurance that other reinsurance claim submissions will be paid, the Company believes payment is likely to occur. The Company accounts for the aggregate excess of loss reinsurance agreements as reinsurance; however, if deposit accounting were applied, the effect on the Company's consolidated financial statements in 2001, 2000 and 1999 would not be significant.

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

     Asbestos-Related Claims

     Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits, currently numbering in the thousands, have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. While Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse judgments in respect of these claims, most of the cases have been resolved by settlements. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate. The number of such cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

                                 METLIFE, INC.

     The following table sets forth the total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years:

                                                           AT OR FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                         -----------------------------
                                                          2001       2000       1999
                                                         -------    -------    -------
Asbestos personal injury claims at year end
  (approximate).......................................    89,000     73,000     60,000
Number of new claims during year (approximate)........    59,500     54,500     35,500
Settlement payments during year (dollars in
  millions)(1)........................................   $  90.7    $  71.1    $ 113.3

---------------

(1) Settlement payments represent payments made during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life's attorneys' fees and expenses and do not reflect amounts received from insurance carriers.

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

     During 1998, Metropolitan Life decided to pursue the purchase of excess insurance to limit its exposure to asbestos-related claims noted above. In connection with the negotiations with the casualty insurers to obtain this insurance, Metropolitan Life obtained information that caused management to reassess the accruals for asbestos-related claims. This information included:

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

                                 METLIFE, INC.

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

     During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. As a result of the excess insurance policies, $878 million was recorded as a recoverable at December 31, 2001, 2000 and 1999. Although amounts paid in any given year that are recoverable under the policies will be reflected as a reduction in the Company's operating cash flows for that year, management believes that the payments will not have a material adverse effect on the Company's liquidity. Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to the Company at the commutation date if experience under the policy to such date has been favorable, or pro rata reductions from time to time in the loss reimbursements to the Company if the cumulative return on the reference fund is less than the return specified in the experience fund. It is likely that a claim will be made under the excess insurance policies in 2003 for a portion of the amounts paid with respect to asbestos litigation in 2002. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be deferred and amortized into income over the estimated remaining settlement period of the insurance policies.

     The Company believes adequate provision has been made in its consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure are very difficult to predict due to the limitations of available data and the substantial difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. Metropolitan Life is studying its recent claims experience, published literature regarding asbestos claims experience in the United States and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     Property and Casualty Actions

     A purported class action suit involving policyholders in four states was filed in a Rhode Island state court against a Metropolitan Life subsidiary, Metropolitan Property and Casualty Insurance Company, with respect to claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. After the court denied plaintiffs' motion for class certification, the plaintiffs dismissed the lawsuit with prejudice. Similar "diminished value" purported class action suits have been filed in Texas and Tennessee against Metropolitan Property and Casualty Insurance Company; a Texas trial court recently denied plaintiffs' motion for class

                                 METLIFE, INC.

certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. A two-plaintiff individual lawsuit brought in Alabama alleges that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, violated state law by failing to pay the proper valuation amount for a total loss. Total loss valuation methods also are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in August 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. In addition, in Florida, Metropolitan Property and Casualty Insurance Company has been named in a class action alleging that it improperly established preferred provider organizations (hereinafter "PPO"). Other insurers have been named in both the Pennsylvania and the PPO cases. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. Metropolitan Life has moved to dismiss these consolidated cases on a variety of grounds. In addition, there remains a separate purported class action in New York state court in New York County that Metropolitan Life also has moved to dismiss. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance that approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action is pending in the Supreme Court of the State of New York for New York County and has been brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life has moved to dismiss this case on a variety of grounds. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied on July 23, 2001. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. On July 9, 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. Plaintiffs have appealed to the United States Court of Appeals for the Second Circuit. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

                                 METLIFE, INC.

     In 2001, a lawsuit was filed in the Superior Court of Justice, Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life Insurance Company of Canada. Plaintiffs' allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest vigorously all of plaintiffs' claims in this matter.

     Race-Conscious Underwriting Claims

     Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its subsidiaries. The New York Insurance Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-conscious underwriting practices. Metropolitan Life is cooperating fully with that inquiry, which is ongoing. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. At the outset of discovery, Metropolitan Life moved for summary judgment on statute of limitations grounds. On June 27, 2001, the District Court denied that motion, citing, among other things, ongoing discovery on relevant subjects. The ruling does not prevent Metropolitan Life from continuing to pursue a statute of limitations defense. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion. Metropolitan Life has been involved in settlement discussions to resolve the regulatory examinations and the actions pending in the United States District Court for the Southern District of New York. In that connection, Metropolitan Life has recorded a $250 million pre-tax charge in the fourth quarter of 2001 as probable and estimable costs associated with the anticipated resolution of these matters.

     In the fall of 2001, 12 lawsuits were filed against Metropolitan Life on behalf of approximately 109 non-Caucasian plaintiffs in their individual capacities in state court in Tennessee. The complaints allege under state common law theories that Metropolitan Life discriminated against non-Caucasians in the sale, formation and administration of life insurance policies. The plaintiffs have stipulated that they do not seek and will not accept more than $74,000 per person if they prevail on their claims. Early in 2002, two individual actions were filed against Metropolitan Life in federal court in Alabama alleging both federal and state law claims of racial discrimination in connection with the sale of life insurance policies issued. Metropolitan Life is contesting vigorously plaintiffs' claims in the Tennessee and Alabama actions.

     Other

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

     A lawsuit has been filed against Metropolitan Life in Ontario, Canada by Clarica Life Insurance Company regarding the sale of the majority of Metropolitan Life's Canadian operation to Clarica in 1998. Clarica alleges

                                 METLIFE, INC.

that Metropolitan Life breached certain representations and warranties contained in the sale agreement, that Metropolitan Life made misrepresentations upon which Clarica relied during the negotiations and that Metropolitan Life was negligent in the performance of certain of its obligations and duties under the sale agreement. Metropolitan Life is vigorously defending itself against this lawsuit.

     General American has received and responded to subpoenas for documents and other information from the office of the U.S. Attorney for the Eastern District of Missouri with respect to certain administrative services provided by its former Medicare Unit during the period January 1, 1988 through December 31, 1998, which services ended and which unit was disbanded prior to MetLife's acquisition of General American. The subpoenas were issued as part of the Government's criminal investigation alleging that General American's former Medicare Unit engaged in improper billing and claims payment practices. The Government is also conducting a civil investigation under the federal False Claims Act. General American is cooperating fully with the Government's investigations.

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

     The Company has recorded, in other expenses, charges of $250 million, $15 million and $499 million for the years ended December 31, 2001, 2000 and 1999, respectively. The charge in 2001 relates to race-conscious underwriting and the charges in 2000 and 1999 relate to sales practice claims. The charge in 1999 was principally related to the settlement of the multi-district litigation proceeding involving alleged improper sales practices, accruals for sales practices claims not covered by the settlement and other legal costs.

     Summary

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

                                 METLIFE, INC.

  LEASES

     In accordance with industry practice, certain of the Company's income from lease agreements with retail tenants is contingent upon the level of the tenants' sales revenues. Additionally, the Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. Future minimum rental and sublease income, and minimum gross rental payments relating to these lease agreements were as follows:

                                                                                 GROSS
                                                            RENTAL   SUBLEASE    RENTAL
                                                            INCOME    INCOME    PAYMENTS
                                                            ------   --------   --------
                                                               (DOLLARS IN MILLIONS)
2002......................................................  $1,023     $11        $132
2003......................................................     761      11         113
2004......................................................     699      10          92
2005......................................................     609      10          76
2006......................................................     512      10          60
Thereafter................................................   2,219      16         134

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,898 million and $1,311 million at December 31, 2001 and 2000, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

12.  ACQUISITIONS AND DISPOSITIONS

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

     During the fourth quarter of 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies L.P. This transaction resulted in an investment gain of $663 million.

  ACQUISITIONS

     On January 6, 2000, Metropolitan Life completed its acquisition of GenAmerica for $1.2 billion. As part of the GenAmerica acquisition, General American Life Insurance Company paid Metropolitan Life a fee of $120 million in connection with the assumption of certain funding agreements. The fee was considered part of the purchase price of GenAmerica. GenAmerica is a holding company which included General American Life Insurance Company, approximately 49% of the outstanding shares of RGA common stock, and 61.0% of the outstanding shares of Conning common stock. Metropolitan Life owned 9% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. At December 31, 2001 Metropolitan Life's ownership percentage of the outstanding shares of RGA common stock was approximately 58%. On January 30, 2002, MetLife, Inc. and its affiliated companies announced their intention to purchase up to an additional $125 million of RGA's outstanding common stock, over an unspecified period of time. These purchases are intended to offset potential future dilution of the Company's holding of RGA's common stock arising from the

                                 METLIFE, INC.

issuance by RGA of company-obligated mandatorily redeemable securities of a subsidiary trust on December 10, 2001.

     In April 2000, Metropolitan Life acquired the outstanding shares of Conning common stock not already owned by Metropolitan Life for $73 million. The shares of Conning were subsequently sold in their entirety in July 2001.

     The Company's total revenues and net income for the year ended December 31, 1999 on both a historical and pro forma basis as if the acquisition of GenAmerica had occurred on January 1, 1999 were as follows:

                                                              TOTAL REVENUES   NET INCOME
                                                              --------------   ----------
                                                                 (DOLLARS IN MILLIONS)
Historical..................................................     $25,128          $617
Pro forma (unaudited).......................................     $28,973          $403

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

13.  BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The impact of these actions on a segment basis are as follows:

                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                                          NET OF
                                                              AMOUNT    INCOME TAX
                                                              -------   -----------
                                                              (DOLLARS IN MILLIONS)
Institutional...............................................   $399        $267
Individual..................................................     97          61
Auto & Home.................................................      3           2
                                                               ----        ----
     Total..................................................   $499        $330
                                                               ====        ====

     The charges, net of income tax, reduced earnings per share for the year ended December 31, 2001 by $0.43, on a diluted basis.

     Institutional The charges to this segment include costs associated with exiting a business, including the write-off of goodwill, severance, severance-related expenses, and facility consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These initiatives will result in the elimination of approximately 450 positions. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively.

     Individual The charges to this segment include facility consolidation costs, severance and severance-related expenses, which predominately stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. The costs were recorded in other expenses.

     Auto & Home The charges to this segment include severance and severance-related costs associated with the elimination of approximately 200 positions. The costs were recorded in other expenses.

                                 METLIFE, INC.

     Although many of the underlying business initiatives were completed in 2001, a portion of the activity will continue into 2002. The liability as of December 31, 2001 was $295 million.

14.  INCOME TAXES

     The provision for income taxes was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000     1999
                                                              -----    ------    -----
                                                               (DOLLARS IN MILLIONS)
Current:
  Federal...................................................  $(44)    $(153)    $608
  State and local...........................................    (4)       34       24
  Foreign...................................................    15         5        4
                                                              ----     -----     ----
                                                               (33)     (114)     636
                                                              ----     -----     ----
Deferred:
  Federal...................................................   286       563      (78)
  State and local...........................................    12         8        2
  Foreign...................................................     1         6       (2)
                                                              ----     -----     ----
                                                               299       577      (78)
                                                              ----     -----     ----
Provision for income taxes..................................  $266     $ 463     $558
                                                              ====     =====     ====

     Reconciliations of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000     1999
                                                              -----    ------    -----
                                                               (DOLLARS IN MILLIONS)
Tax provision at U.S. statutory rate........................  $259     $ 496     $411
Tax effect of:
  Tax exempt investment income..............................   (82)      (52)     (39)
  Surplus tax...............................................    --      (145)     125
  State and local income taxes..............................     9        30       18
  Prior year taxes..........................................    38       (37)     (31)
  Demutualization costs.....................................    --        21       56
  Payment to former Canadian policyholders..................    --       114       --
  Sales of businesses.......................................     5        31       --
  Other, net................................................    37         5       18
                                                              ----     -----     ----
Provision for income taxes..................................  $266     $ 463     $558
                                                              ====     =====     ====

                                 METLIFE, INC.

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (DOLLARS IN MILLIONS)
Deferred income tax assets:
  Policyholder liabilities and receivables..................   $ 3,727      $3,057
  Net operating losses......................................       336         262
  Employee benefits.........................................       123         167
  Litigation related........................................       279         232
  Other.....................................................       438         348
                                                               -------      ------
                                                                 4,903       4,066
  Less: Valuation allowance.................................       114          78
                                                               -------      ------
                                                                 4,789       3,988
                                                               -------      ------
Deferred income tax liabilities:
  Investments...............................................     2,157       1,330
  Deferred policy acquisition costs.........................     2,950       2,752
  Net unrealized investment gains...........................     1,079         621
  Other.....................................................       129          37
                                                               -------      ------
                                                                 6,315       4,740
                                                               -------      ------
Net deferred income tax liability...........................   $(1,526)     $ (752)
                                                               =======      ======

     Domestic net operating loss carryforwards amount to $533 million at December 31, 2001 and expire in 2021. Foreign net operating loss carryforwards amount to $401 million at December 31, 2001 and were generated in various foreign countries with expiration periods of five years to infinity.

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

     The Internal Revenue Service has audited the Company for the years through and including 1996. The Company is being audited for the years 1997, 1998, 1999 and 2000. The Company believes that any adjustments that might be required for open years will not have a material effect on the Company's consolidated financial statements.

15.  REINSURANCE

     The Company's life insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, and to provide additional capacity for future growth. Risks in excess of $25 million on single survivorship policies and $30 million on joint survivorship policies are 100 percent coinsured. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. In addition, the Company has exposure to catastrophes, which are an inherent risk of the property and casualty insurance business and could contribute to significant fluctuations in the Company's results of operations. The Company uses excess of loss and quota share reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposure to larger risks. The Company is contingently

                                 METLIFE, INC.

liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

     The Company is engaged in life reinsurance whereby it indemnifies other insurance companies for all or a portion of the insurance risk underwritten by the ceding companies.

     See Note 11 for information regarding certain excess of loss reinsurance agreements providing coverage for risks associated primarily with sales practices claims.

     The amounts in the consolidated statements of income are presented net of reinsurance ceded. The effects of reinsurance were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Direct premiums.........................................  $16,332   $15,661   $13,249
Reinsurance assumed.....................................    2,907     2,918       484
Reinsurance ceded.......................................   (2,027)   (2,262)   (1,645)
                                                          -------   -------   -------
Net premiums............................................  $17,212   $16,317   $12,088
                                                          =======   =======   =======
Reinsurance recoveries netted against policyholder
  benefits..............................................  $ 2,002   $ 1,942   $ 1,626
                                                          =======   =======   =======

     Reinsurance recoverables, included in premiums and other receivables, were $3,358 million and $3,410 million at December 31, 2001 and 2000, respectively, including $1,356 million and $1,359 million, respectively, relating to reinsurance of long-term guaranteed interest contracts and structured settlement lump sum contracts accounted for as a financing transaction. Reinsurance and ceded commissions payables, included in other liabilities, were $295 million and $225 million at December 31, 2001 and 2000, respectively.

     The following provides an analysis of the activity in the liability for benefits relating to property and casualty and group accident and non-medical health policies and contracts:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2001      2000      1999
                                                           -------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1.....................................  $ 4,185   $ 3,789   $ 3,320
  Reinsurance recoverables...............................     (413)     (415)     (382)
                                                           -------   -------   -------
Net balance at January 1.................................    3,772     3,374     2,938
                                                           -------   -------   -------
Acquisition of business..................................       --         2       204
                                                           -------   -------   -------
Incurred related to:
  Current year...........................................    4,213     3,766     3,129
  Prior years............................................      (34)     (111)      (16)
                                                           -------   -------   -------
                                                             4,179     3,655     3,113
                                                           -------   -------   -------
Paid related to:
  Current year...........................................   (2,567)   (2,237)   (2,012)
  Prior years............................................   (1,239)   (1,022)     (869)
                                                           -------   -------   -------
                                                            (3,806)   (3,259)   (2,881)
                                                           -------   -------   -------
Net Balance at December 31...............................    4,145     3,772     3,374
  Add: Reinsurance recoverables..........................      423       413       415
                                                           -------   -------   -------
Balance at December 31...................................  $ 4,568   $ 4,185   $ 3,789
                                                           =======   =======   =======

                                 METLIFE, INC.

16.  OTHER EXPENSES
     Other expenses were comprised of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2001      2000      1999
                                                           -------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Compensation.............................................  $ 2,459   $ 2,712   $ 2,590
Commissions..............................................    1,651     1,696       872
Interest and debt issue costs............................      332       436       405
Amortization of policy acquisition costs (excludes
  amortization of $25, $(95), and $(46), respectively,
  related to realized investment losses).................    1,413     1,478       930
Capitalization of policy acquisition costs...............   (2,039)   (1,863)   (1,160)
Rent, net of sublease income.............................      282       230       172
Minority interest........................................       57       115        55
Other....................................................    3,410     3,220     2,598
                                                           -------   -------   -------
     Total other expenses................................  $ 7,565   $ 8,024   $ 6,462
                                                           =======   =======   =======

17.  STOCKHOLDERS' EQUITY

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

  COMMON STOCK

     On the date of demutualization, the Holding Company conducted an initial public offering of 202,000,000 shares of its common stock and concurrent private placements of an aggregate of 60,000,000 shares of its common stock at an initial public offering price of $14.25 per share. The shares of common stock issued in the offerings were in addition to 494,466,664 shares of common stock of the Holding Company distributed to the MetLife Policyholder Trust for the benefit of policyholders of Metropolitan Life in connection with the demutualization. On April 10, 2000, the Holding Company issued 30,300,000 additional shares of common stock as a result of the exercise of over-allotment options granted to underwriters in the initial public offering.

     On March 28, 2001, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of an earlier $1 billion repurchase program that was announced on June 27, 2000. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. On August 7, 2001, the Company purchased 10 million shares of its common stock as part of the sale of 25 million

                                 METLIFE, INC.

shares of MetLife common stock by Santusa Holdings, S.L., an affiliate of Banco Santander Central Hispano, S.A. The sale by Santusa Holdings, S.L. was made pursuant to a shelf registration statement, effective June 29, 2001. The Company acquired 45,242,966 and 26,108,315 shares of common stock for $1,322 million and $613 million during the years ended December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000, 67,578 and 23,564 of these shares have been reissued for $1 million and $0.4 million, respectively.

     On February 19, 2002, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program. This program will begin after the completion of the March 28, 2001 repurchase program.

  DIVIDEND RESTRICTIONS

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. For the year ended December 31, 2001, Metropolitan Life paid to MetLife, Inc. $721 million in dividends for which prior insurance regulatory clearance was not required and $3,064 million in special dividends, as approved by the Superintendent. For the year ended December 31, 2000, Metropolitan Life paid to MetLife, Inc. $763 million in dividends for which prior insurance regulatory clearance was not required. At December 31, 2001, Metropolitan Life could pay the Holding Company a dividend of $546 million without prior approval of the Superintendent.

     MIAC is subject to similar restrictions based on the regulations of its domicile, and at December 31, 2001, could pay the Holding Company dividends of $104 million without prior approval.

  STOCK COMPENSATION PLANS

     Under the MetLife, Inc. 2000 Stock Incentive Plan (the "Stock Incentive Plan"), awards granted may be in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code. Under the MetLife, Inc. 2000 Directors Stock Plan, (the "Directors Stock Plan") awards granted may be in the form of stock awards or non-qualified stock options or a combination of the foregoing to outside Directors of the Company. The aggregate number of shares of stock that may be awarded under the Stock Incentive Plan is subject to a maximum limit of 37,823,333 shares for the duration of the plan. The Directors Stock Plan has a maximum limit of 500,000 share awards.

     All options granted have an exercise price equal to the fair market value price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options under the Stock Incentive Plan become exercisable over a three-year period commencing with date of grant, while other options become exercisable three years after the date of grant. Options issued under the Directors Stock Plan are exercisable at any time after April 7, 2002.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense, the Company utilizes the excess of market

                                 METLIFE, INC.

price over exercise price on the first date that both the number of shares and award price are known. For the year ended December 31, 2001, compensation expense for non-employees related to the Company's Stock Incentive Plan and Directors Stock Plan was $1 million.

     Had compensation cost for the Company's Stock Incentive Plan and Directors Stock Plan been determined based on fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 2001 would have been reduced to the pro forma amounts below:

                                                             AS REPORTED   PRO FORMA(1)(2)
                                                             -----------   ---------------
                                                                 (DOLLARS IN MILLIONS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net income.................................................     $ 473           $ 454
Basic earnings per share...................................     $0.64           $0.61
Diluted earnings per share.................................     $0.62           $0.59

---------------

(1) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

(2) Includes the Company's ownership share of compensation costs related to RGA's incentive stock plan determined in accordance with SFAS 123.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001: dividend yield of 0.68%, expected price variability of 31.60%, risk-free interest rate of 5.72% and expected duration ranging from 4 to 6 years.

     A summary of the status of options included in the Company's Stock Incentive Plan and Directors Stock Plan as of December 31, 2001 and changes during the year ended is presented below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                             -----------   --------------
Granted....................................................   12,263,550       $29.93
Canceled...................................................   (1,158,025)       29.95
                                                             -----------       ------
Outstanding at end of year.................................   11,105,525       $29.93
                                                             ===========       ======
Exercisable at end of year.................................           --           --
                                                             ===========       ======
Weighted average fair value of options granted during
  2001.....................................................  $     10.29
                                                             ===========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                               NUMBER           WEIGHTED AVERAGE         WEIGHTED
                           OUTSTANDING AT     REMAINING CONTRACTUAL      AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 31, 2001       LIFE (YEARS)        EXERCISE PRICE
------------------------  -----------------   ---------------------   --------------
    $27.30 - $28.30              77,600               9.84                $27.30
     28.31 -  29.30              21,216               9.75                 29.00
     29.31 -  30.30          10,964,925               8.78                 29.95
     30.31 -  30.95              41,784               9.55                 30.94
                             ----------               ----                ------
                             11,105,525               8.79                $29.93
                             ==========               ====                ======

                                 METLIFE, INC.

  STATUTORY EQUITY AND INCOME

     Applicable insurance department regulations require that the insurance subsidiaries prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt, and valuing securities on a different basis. In addition, New York State Statutory Accounting Practices do not provide for deferred income taxes. Statutory net income of Metropolitan Life, as filed with the Department, was $2,782 million, $1,027 million and $789 million for the years ended 2001, 2000 and 1999, respectively; statutory capital and surplus, as filed, was $5,358 million and $7,213 million at December 31, 2001 and 2000, respectively.

     The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments, and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification, with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of the Codification in accordance with NAIC guidance would have increased Metropolitan Life's statutory capital and surplus by approximately $1.5 billion. The adoption of the Codification, as modified by the Department, increased Metropolitan Life's statutory capital and surplus by approximately $84 million, as of January 1, 2001. Further modifications by state insurance departments may impact the effect of the Codification on Metropolitan Life's statutory surplus and capital.

18.  OTHER COMPREHENSIVE INCOME (LOSS)

     The following table sets forth the reclassification adjustments required for the years ended December 31, 2001, 2000 and 1999 to avoid double-counting in other comprehensive income (loss) items that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                              2001     2000     1999
                                                             ------   ------   -------
                                                               (DOLLARS IN MILLIONS)
Holding gains (losses) on investments arising during the
  year.....................................................  $1,318   $2,789   $(6,314)
Income tax effect of holding gains or losses...............    (520)    (969)    2,262
Reclassification adjustments:
  Recognized holding losses included in current year
     income................................................     534      989        38
  Amortization of premium and discount on investments......    (488)    (499)     (307)
  Recognized holding losses allocated to other policyholder
     amounts...............................................    (134)     (54)      (67)
  Income tax effect........................................      35     (151)      120
Allocation of holding (gains) losses on investments
  relating to other policyholder amounts...................     (68)    (971)    3,788
Income tax effect of allocation of holding gains or losses
  to other policyholder amounts............................      27      338    (1,357)
                                                             ------   ------   -------
Net unrealized investment gains (losses)...................     704    1,472    (1,837)
Foreign currency translation adjustment....................     (60)      (6)       50
Minimum pension liability adjustment.......................     (18)      (9)       (7)
                                                             ------   ------   -------
Other comprehensive income (loss)..........................  $  626   $1,457   $(1,794)
                                                             ======   ======   =======

                                 METLIFE, INC.

19.  EARNINGS PER SHARE AND EARNINGS AFTER DATE OF DEMUTUALIZATION

     Net income after the date of demutualization is based on the results of operations after March 31, 2000, adjusted for the payments to the former Canadian policyholders and costs of demutualization recorded in April 2000 which are applicable to the period prior to April 7, 2000.

     The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                                        NET                             PER SHARE
                                                       INCOME          SHARES            AMOUNT
                                                     ----------    ---------------    -------------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 2001
Amounts for basic earnings per share...............    $  473        741,041,654          $0.64
                                                       ======                             =====
Incremental shares from assumed:
  Conversion of forward purchase contracts.........                   25,974,114
  Exercise of stock options........................                        1,133
                                                                     -----------
Amounts for diluted earnings per share.............    $  473        767,016,901          $0.62
                                                       ======        ===========          =====
FOR THE PERIOD APRIL 7, 2000 THROUGH DECEMBER 31,
  2000
Amounts for basic earnings per share...............    $1,173        772,027,666          $1.52
                                                       ======                             =====
Incremental shares from assumed conversion of
  forward purchase contracts.......................                   16,480,028
                                                                     -----------
Amounts for diluted earnings per share.............    $1,173        788,507,694          $1.49
                                                       ======        ===========          =====

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are summarized in the table below:

                                                          THREE MONTHS ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
2001
Total revenues............................   $7,971    $7,811       $7,970        $8,176
Total expenses............................    7,544     7,318        7,731         8,596
Net income (loss).........................      287       320          162          (296)
Basic earnings (loss) per share...........     0.38      0.43         0.22         (0.41)
Diluted earnings (loss) per share.........     0.37      0.41         0.21         (0.41)

2000
Total revenues............................   $7,607    $8,009       $7,672        $8,456
Total expenses............................    7,187     7,992        7,360         7,789
Net income (loss).........................      236      (115)*        241           591
Basic earnings per share..................      N/A      0.44         0.31          0.77
Diluted earnings per share................      N/A      0.44         0.31          0.74

---------------

N/A -- Not applicable

* Net income after date of demutualization is $341 million.

                                 METLIFE, INC.

     Due to changes in the number of average shares outstanding, quarterly earnings per share of common stock do not add to the totals for the years. Earnings per share data is presented only for periods after the date of demutualization.

     The unaudited pre-tax results of operations for the third quarter of 2001 include charges of $325 million related to the September 11, 2001 tragedies. The unaudited pre-tax results of operations for the fourth quarter of 2001 include charges of $250 million related to the anticipated resolution of proceedings alleging race-conscious underwriting, $499 million related to business realignment initiatives and $118 million related to the establishment of a policyholder liability for certain group annuity policies. The unaudited pre-tax results of operations for the fourth quarter of 2000 include an investment gain of $663 million from the sale of the Company's interest in Nvest, L.P. and Nvest Companies L.P. and a surplus tax credit of $175 million.

21.  BUSINESS SEGMENT INFORMATION

     The Company provides insurance and financial services to customers in the United States, Canada, Central America, South America, Europe, South Africa, Asia and Australia. The Company's business is divided into six major segments:
Individual, Institutional, Reinsurance, Auto & Home, Asset Management and International. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

     Individual offers a wide variety of individual insurance and investment products, including life insurance, annuities and mutual funds. Institutional offers a broad range of group insurance and retirement and savings products and services, including group life insurance, non-medical health insurance such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Reinsurance provides life reinsurance and international life and disability on a direct and reinsurance basis. Auto & Home provides insurance coverages, including private passenger automobile, homeowners and personal excess liability insurance. Asset Management provides a broad variety of asset management products and services to individuals and institutions. International provides life insurance, accident and health insurance, annuities and retirement and savings products to both individuals and groups, and auto and homeowners coverage to individuals.

     Set forth in the tables below is certain financial information with respect to the Company's operating segments as of or for the years ended December 31, 2001, 2000 and 1999. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except for the method of capital allocation and the accounting for gains and losses from inter-company sales which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon income or loss from operations before provision for income taxes and non-recurring items (e.g. items of unusual or infrequent nature). The Company allocates non-recurring items (primarily consisting of expenses associated with the anticipated resolution of proceedings alleging race-conscious underwriting practices, sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products and demutualization costs) to Corporate & Other.

                                 METLIFE, INC.

AT OR FOR THE YEAR ENDED                                                    AUTO &     ASSET
DECEMBER 31, 2001                INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT   INTERNATIONAL
------------------------         ----------   -------------   -----------   ------   ----------   -------------
                                                             (DOLLARS IN MILLIONS)
Premiums.......................   $  4,563       $ 7,288        $1,762      $2,755      $ --         $  846
Universal life and
  investment-type product
  policy fees..................      1,260           592            --          --        --             38
Net investment income..........      6,512         4,161           390         200        71            267
Other revenues.................        495           649            42          22       198             16
Net investment gains
  (losses).....................        827           (15)           (6)        (17)       25            (16)
Policyholder benefits and
  claims.......................      5,233         8,924         1,484       2,121        --            689
Interest credited to
  policyholder account
  balances.....................      1,898         1,013           122          --        --             51
Policyholder dividends.........      1,767           259            24          --        --             36
Other expenses.................      3,012         1,907           491         800       252            329
Income (loss) before provision
  for income taxes.............      1,747           572            67          39        42             46
Net income (loss)..............      1,095           382            40          41        27             14
Total assets...................    131,314        89,661         7,911       4,581       256          5,308
Deferred policy acquisition
  costs........................      8,757           509         1,196         179        --            525
Separate account assets........     31,261        31,177            13          --        --            277
Policyholder liabilities.......     88,287        52,075         5,355       2,610        --          3,419
Separate account liabilities...     31,261        31,177            13          --        --            277

AT OR FOR THE YEAR ENDED         CORPORATE &
DECEMBER 31, 2001                   OTHER       TOTAL
------------------------         -----------   --------
                                 (DOLLARS IN MILLIONS)
Premiums.......................    $    (2)    $ 17,212
Universal life and
  investment-type product
  policy fees..................         (1)       1,889
Net investment income..........        322       11,923
Other revenues.................         85        1,507
Net investment gains
  (losses).....................     (1,401)        (603)
Policyholder benefits and
  claims.......................          3       18,454
Interest credited to
  policyholder account
  balances.....................         --        3,084
Policyholder dividends.........         --        2,086
Other expenses.................        774        7,565
Income (loss) before provision
  for income taxes.............     (1,774)         739
Net income (loss)..............     (1,126)         473
Total assets...................     17,867      256,898
Deferred policy acquisition
  costs........................          1       11,167
Separate account assets........        (14)      62,714
Policyholder liabilities.......       (813)     150,933
Separate account liabilities...        (14)      62,714

AT OR FOR THE YEAR ENDED                                                    AUTO &     ASSET
DECEMBER 31, 2000                INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT   INTERNATIONAL
------------------------         ----------   -------------   -----------   ------   ----------   -------------
                                                             (DOLLARS IN MILLIONS)
Premiums.......................   $  4,673       $ 6,900        $1,450      $2,636      $ --         $  660
Universal life and
  investment-type product
  policy fees..................      1,221           547            --          --        --             53
Net investment income..........      6,475         3,959           379         194        90            254
Other revenues.................        650           650            29          40       760              9
Net investment gains
  (losses).....................        227          (475)           (2)        (20)       --             18
Policyholder benefits and
  claims.......................      5,054         8,178         1,096       2,005        --            562
Interest credited to
  policyholder account
  balances.....................      1,680         1,090           109          --        --             56
Policyholder dividends.........      1,742           124            21          --        --             32
Payments to former Canadian
  policyholders................         --            --            --          --        --            327
Demutualization costs..........         --            --            --          --        --             --
Other expenses.................      3,323         1,730           513         827       784            292
Income (loss) before provision
  for income taxes.............      1,447           459           117          18        66           (275)
Net income (loss)..............        920           307            69          30        34           (285)
Total assets...................    132,433        89,725         7,163       4,511       418          5,119
Deferred policy acquisition
  costs........................      8,610           446         1,030         176        --            354
Separate account assets........     34,860        33,918            28          --        --          1,491
Policyholder liabilities.......     84,049        49,669         5,028       2,559        --          2,435
Separate account liabilities...     34,860        33,918            28          --        --          1,491

AT OR FOR THE YEAR ENDED         CORPORATE &
DECEMBER 31, 2000                   OTHER       TOTAL
------------------------         -----------   --------
                                 (DOLLARS IN MILLIONS)
Premiums.......................    $    (2)    $ 16,317
Universal life and
  investment-type product
  policy fees..................         (1)       1,820
Net investment income..........        417       11,768
Other revenues.................         91        2,229
Net investment gains
  (losses).....................       (138)        (390)
Policyholder benefits and
  claims.......................         (2)      16,893
Interest credited to
  policyholder account
  balances.....................         --        2,935
Policyholder dividends.........         --        1,919
Payments to former Canadian
  policyholders................         --          327
Demutualization costs..........        230          230
Other expenses.................        555        8,024
Income (loss) before provision
  for income taxes.............       (416)       1,416
Net income (loss)..............       (122)         953
Total assets...................     14,765      254,134
Deferred policy acquisition
  costs........................          2       10,618
Separate account assets........        (47)      70,250
Policyholder liabilities.......     (1,169)     142,571
Separate account liabilities...        (47)      70,250

                                 METLIFE, INC.

AT OR FOR THE YEAR ENDED                                                    AUTO &     ASSET
DECEMBER 31, 1999                INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT   INTERNATIONAL
------------------------         ----------   -------------   -----------   ------   ----------   -------------
                                                             (DOLLARS IN MILLIONS)
Premiums.......................   $  4,289       $ 5,525          $--       $1,751     $   --        $  523
Universal life and
  investment-type product
  policy fees..................        888           502           --           --         --            43
Net investment income..........      5,346         3,755           --          103         80           206
Other revenues.................        381           609           --           21        803            12
Net investment (losses)
  gains........................        (14)          (31)          --            1         --             1
Policyholder benefits and
  claims.......................      4,625         6,712           --        1,301         --           458
Interest credited to
  policyholder account
  balances.....................      1,359         1,030           --           --         --            52
Policyholder dividends.........      1,509           159           --           --         --            22
Demutualization costs..........         --            --           --           --         --            --
Other expenses.................      2,542         1,569           --          514        795           248
Income (loss) before provision
  for income taxes.............        855           890           --           61         88             5
Net income (loss)..............        555           567           --           56         51            21

AT OR FOR THE YEAR ENDED         CORPORATE &
DECEMBER 31, 1999                   OTHER       TOTAL
------------------------         -----------   --------
                                 (DOLLARS IN MILLIONS)
Premiums.......................    $    --     $ 12,088
Universal life and
  investment-type product
  policy fees..................         --        1,433
Net investment income..........        326        9,816
Other revenues.................         35        1,861
Net investment (losses)
  gains........................        (27)         (70)
Policyholder benefits and
  claims.......................          4       13,100
Interest credited to
  policyholder account
  balances.....................         --        2,441
Policyholder dividends.........         --        1,690
Demutualization costs..........        260          260
Other expenses.................        794        6,462
Income (loss) before provision
  for income taxes.............       (724)       1,175
Net income (loss)..............       (633)         617

     For the year ended December 31, 2001 the Institutional, Individual, Reinsurance and Auto & Home segments include $287 million, $24 million, $9 million and $5 million, respectively, of pre-tax losses associated with the September 11, 2001 tragedies. See Note 2.

     The Institutional, Individual and Auto & Home segments include $399 million, $97 million and $3 million, respectively, in pre-tax charges associated with business realignment initiatives for the year ended December 31, 2001. See
Note 13.

     For the year ended December 31, 2001, the Individual segment includes $118 million of pre-tax expenses associated with the establishment of a policyholder liability for certain group annuity policies.

     For the year ended December 31, 2001, pre-tax gross investment gains and (losses) of $1,027 million, $142 million and $(1,172) million (comprised of a $354 million gain and an intercompany elimination of $(1,526) million), resulting from the sale of certain real estate properties from Metropolitan Life to Metropolitan Insurance and Annuity Company, a subsidiary of MetLife, Inc., are included in the Individual segment, Institutional segment and Corporate & Other, respectively.

     The Individual segment included an equity ownership interest in Nvest under the equity method of accounting. Nvest was included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual segment's equity in earnings of Nvest, which is included in net investment income, was $30 million and $48 million for the years ended December 31, 2000 and 1999, respectively. The Individual segment includes $538 million (after allocating $118 million to participating contracts) of the pre-tax gross investment gain on the sale of Nvest in 2000. As part of the GenAmerica acquisition in 2000, the Company acquired General American Life Insurance Company, the results of which are included primarily in the Individual segment.

     The Reinsurance segment includes the life reinsurance business of RGA, acquired in 2000, combined with Exeter, an ancillary life reinsurance business of the Company. Exeter has been reported as a component of the Individual segment rather than as a separate segment for periods prior to January 1, 2000 due to its immateriality.

     The Auto & Home segment includes the standard personal lines property and casualty insurance operations of The St. Paul Companies which were acquired in September 1999.

                                 METLIFE, INC.

     As part of the GenAmerica acquisition in 2000, the Company acquired Conning, the results of which are included in the Asset Management segment due to the types of products and strategies employed by the entity from its acquisition date to July 2001, the date of its disposition. The Company sold Conning, receiving $108 million in the transaction and reported a gain of approximately $16 million, net of income taxes of $9 million, in the third quarter of 2001.

     The Corporate & Other segment consists of various start-up entities, including Grand Bank, N.A. ("Grand Bank"), and run-off entities, as well as the elimination of all intersegment amounts. In addition, the elimination of the Individual segment's ownership interest in Nvest is included for the years ended December 31, 2000 and 1999. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings.

     Net investment income and net investment gains and losses are based upon the actual results of each segment's specifically identifiable asset portfolio. Other costs and operating costs were allocated to each of the segments based upon: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company's product pricing.

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $30,777 million, $30,750 million and $24,343 million for the years ended December 31, 2001, 2000 and 1999, respectively, which represented 96%, 97% and 97%, respectively, of consolidated revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled "Proposal
One -- Election of Directors" and "Stock Ownership of Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001.

     The information called for by this Item pertaining to Executive Officers appears in "Part I -- Item 1. Business -- Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated herein by reference to the sections entitled "Stock Ownership of Directors and Executive Officers" and "Ownership of MetLife Common Stock" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to the section entitled "Corporate Governance -- Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) The following documents are filed as part of this report:

        1.  Financial Statements

            The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 93.

        2.  Financial Statement Schedules

            The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 93.

        3.  Exhibits

            The exhibits are listed in the Exhibit Index which begins on page
            E-1.

     (B) Reports on Form 8-K

          The following Reports on Form 8-K were filed during the fourth quarter of 2001:

        1. Form 8-K filed October 22, 2001 (dated October 22, 2001) regarding management initiatives.

        2. Form 8-K filed October 23, 2001 (dated October 23, 2001) regarding the declaration of the annual dividend on common stock.

        3. Form 8-K filed November 6, 2001 (dated November 6, 2001) regarding third quarter 2001 results.

        4.  Form 8-K filed November 20, 2001 (dated November 19, 2001) regarding
            (i) inaugural $1.25 billion debt offering, and (ii) entry into the Chilean insurance market.

        5. Form 8-K filed November 28, 2001 (dated November 28, 2001) regarding the issuance of the senior notes.

        6. Form 8-K filed December 12, 2001 (dated December 12, 2001) regarding the grant of approval to operate a joint venture in China.

        7.  Form 8-K filed December 18, 2001 (dated December 18, 2001) regarding
            (i) the appointment of Catherine Kinney to the Board of Directors, and (ii) the declaration of the date for the annual shareholders meeting.

                                 METLIFE, INC.

                                   SCHEDULE I

               CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN
                           INVESTMENTS IN AFFILIATES
                               DECEMBER 31, 2001
                             (DOLLARS IN MILLIONS)

                                                                                        AMOUNT AT
                                                          COST OR        ESTIMATED    WHICH SHOWN ON
                                                     AMORTIZED COST(1)   FAIR VALUE   BALANCE SHEET
                                                     -----------------   ----------   --------------
TYPE OF INVESTMENT
Fixed Maturities:
  Bonds:
     United States Government and government
       agencies and authorities....................      $  8,230         $  9,213       $  9,213
     States, municipalities and political
       subdivisions................................         1,492            1,531          1,531
     Foreign governments...........................         4,512            4,890          4,890
     Public utilities..............................         6,478            6,850          6,850
     Convertibles and bonds with warrants
       attached....................................           133              127            127
     All other corporate bonds.....................        40,606           40,912         40,912
  Mortgage- and asset-backed securities............        33,834           34,474         34,474
  Other............................................        16,220           16,639         16,639
  Redeemable preferred stock.......................           783              762            762
                                                         --------         --------       --------
          Total fixed maturities...................       112,288          115,398        115,398
Equity securities:
  Common stocks:
     Public utilities..............................             2                3              3
     Banks, trust and insurance companies..........            19               24             24
     Industrial, miscellaneous and all other.......         1,947            2,520          2,520
  Non-Redeemable preferred stocks..................           491              516            516
                                                         --------         --------       --------
          Total equity securities..................         2,459            3,063          3,063
Mortgage loans on real estate......................        23,621           24,844         23,621
Policy loans.......................................         8,272            8,282          8,272
Real estate and real estate joint ventures.........         5,681               --          5,681
Real estate acquired in satisfaction of debt.......            49               --             49
Other limited partnership interests................         1,637               --          1,637
Short-term investments.............................         1,203            1,203          1,203
Other invested assets..............................         3,298               --          3,298
                                                         --------                        --------
          TOTAL INVESTMENTS........................      $158,508                        $162,222
                                                         ========                        ========

---------------

(1) Cost for fixed maturities and mortgage loans on real estate represents original cost reduced by repayments, net valuation allowances and writedowns from other than temporary declines in value and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by writedowns from other than temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for depreciation; for real estate joint ventures and limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions and reduced for writedowns.

                                 METLIFE, INC.

                                  SCHEDULE II

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
BALANCE SHEET
ASSETS
Cash and cash equivalents...................................  $ 2,981   $    11
Short-term investments......................................       --       339
Mandatory convertible note -- affiliated....................       --     1,006
Investment in subsidiaries..................................   15,689    16,137
Other assets................................................        6        11
                                                              -------   -------
     Total assets...........................................  $18,676   $17,504
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Long-term debt -- unaffiliated..............................  $ 1,248   $    --
Long-term debt -- affiliated................................    1,037     1,037
Other liabilities...........................................      329        78
                                                              -------   -------
     Total liabilities......................................    2,614     1,115
     Total stockholders' equity.............................   16,062    16,389
                                                              -------   -------
     Total liabilities and stockholders' equity.............  $18,676   $17,504
                                                              =======   =======

                                                                                   FOR THE PERIOD
                                                                                    APRIL 7, 2000
                                                                              (DATE OF DEMUTUALIZATION)
                                                         FOR THE YEAR ENDED            THROUGH
                                                         DECEMBER 31, 2001      DECEMBER 31, 2000(1)
                                                         ------------------   -------------------------
STATEMENT OF INCOME
Interest income........................................         $ 91                   $   78
Interest expense.......................................          104                       74
Other expenses.........................................           40                       38
                                                                ----                   ------
  Loss before income tax benefit.......................          (53)                     (34)
Income tax benefit.....................................          (18)                     (12)
Equity in earnings of subsidiaries.....................          508                    1,195
                                                                ----                   ------
  Net income...........................................         $473                   $1,173
                                                                ====                   ======

---------------

(1) MetLife, Inc. was incorporated August 10, 1999 as a wholly-owned subsidiary of Metropolitan Life. On April 7, 2000, Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. MetLife, Inc. commenced operations as a holding company on April 7, 2000.

                                 METLIFE, INC.

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                                                   FOR THE PERIOD
                                                                                    APRIL 7, 2000
                                                                              (DATE OF DEMUTUALIZATION)
                                                         FOR THE YEAR ENDED            THROUGH
                                                         DECEMBER 31, 2001        DECEMBER 31, 2000
                                                         ------------------   -------------------------
CONDENSED STATEMENT OF CASH FLOWS
Cash flows from operating activities:
  Net income...........................................       $   473                  $ 1,173
  Equity in earnings of subsidiaries...................          (508)                  (1,195)
  Dividends from subsidiaries..........................         3,785                      763
  Other, net...........................................           256                       67
                                                              -------                  -------
     Net cash provided by operating activities.........         4,006                      808
                                                              -------                  -------
Cash flows from investing activities:
  Net change in short-term investments.................           339                     (339)
  Purchase of mandatorily convertible note.............            --                   (1,006)
  Repayment of mandatorily convertible note............         1,006                       --
  Purchase of subsidiaries.............................        (1,293)                     (33)
  Capital contribution to subsidiaries.................          (870)                  (3,700)
                                                              -------                  -------
     Net cash used in investing activities.............          (818)                  (5,078)
                                                              -------                  -------
Cash flows from financing activities:
  Common stock issued..................................            --                    4,009
  Treasury stock acquired..............................        (1,321)                    (613)
  Dividends paid.......................................          (145)                    (152)
  Long-term debt, issued...............................         1,248                    1,037
                                                              -------                  -------
     Net cash (used in) provided by financing
       activities......................................          (218)                   4,281
                                                              -------                  -------
Change in cash and cash equivalents....................         2,970                       11
Cash and cash equivalents, beginning of period.........            11                       --
                                                              -------                  -------
Cash and cash equivalents, end of period...............       $ 2,981                  $    11
                                                              =======                  =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest..........................................       $   107                  $    63
                                                              =======                  =======
     Income taxes......................................       $    (9)                 $    --
                                                              =======                  =======

                                 METLIFE, INC.

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                             (DOLLARS IN MILLIONS)

                                           FUTURE POLICY
                       DEFERRED POLICY   BENEFITS AND OTHER   POLICYHOLDER   POLICYHOLDER
                         ACQUISITION        POLICYHOLDER        ACCOUNT       DIVIDENDS     UNEARNED    PREMIUM REVENUE
SEGMENT                     COSTS              FUNDS            BALANCES       PAYABLE      REVENUE    AND POLICY CHARGES
-------                ---------------   ------------------   ------------   ------------   --------   ------------------
2001
Individual...........      $ 8,757            $52,468           $34,945         $  874        $855          $ 5,823
Institutional........          509             30,944            20,964            167           2            7,880
Reinsurance..........        1,196              3,057             2,298             --          --            1,762
Auto & Home..........          179              2,610                --             --          --            2,755
Asset Management.....           --                 --                --             --          --               --
International........          525              2,696               718              5          20              884
Corporate & Other....            1               (811)               (2)            --          --               (3)
                           -------            -------           -------         ------        ----          -------
                           $11,167            $90,964           $58,923         $1,046        $877          $19,101
                           =======            =======           =======         ======        ====          =======
2000
Individual...........      $ 8,610            $50,940           $32,242         $  867        $796          $ 5,894
Institutional........          446             30,739            18,719            211           4            7,447
Reinsurance..........        1,030              2,899             2,129             --          --            1,450
Auto & Home..........          176              2,559                --             --          --            2,636
Asset Management.....           --                 --                --             --          --               --
International........          354              1,423             1,008              4          25              713
Corporate & Other....            2             (1,166)               (3)            --          --               (3)
                           -------            -------           -------         ------        ----          -------
                           $10,618            $87,394           $54,095         $1,082        $825          $18,137
                           =======            =======           =======         ======        ====          =======
1999
Individual...........      $ 8,228            $44,962           $27,280         $  714        $799          $ 5,177
Institutional........          364             29,895            17,627            259           6            6,027
Auto & Home..........          167              2,318                --             --          --            1,751
Asset Management.....           --                 --                --             --          --               --
International........          311              1,192               994              1          15              566
Corporate & Other....           --               (287)               --             --          --               --
                           -------            -------           -------         ------        ----          -------
                           $ 9,070            $78,080           $45,901         $  974        $820          $13,521
                           =======            =======           =======         ======        ====          =======

                                 METLIFE, INC.

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                             (DOLLARS IN MILLIONS)

                                                                              AMORTIZATION OF
                                                         AMORTIZATION OF      DEFERRED POLICY
                                                         DEFERRED POLICY     ACQUISITION COSTS                 PREMIUMS
                       INVESTMENT     POLICYHOLDER      ACQUISITION COSTS   CHARGED AGAINST NET     OTHER       WRITTEN
                        INCOME,       BENEFITS AND         CHARGED TO       REALIZED INVESTMENT   OPERATING    EXCLUDING
SEGMENT                   NET       INTEREST CREDITED    OTHER EXPENSES       GAINS (LOSSES)      EXPENSES       LIFE
-------                ----------   -----------------   -----------------   -------------------   ---------    ---------
                                                             (DOLLARS IN MILLIONS)
2001
Individual...........   $ 6,512          $ 7,131             $  633                $ 21            $4,146       $   --
Institutional........     4,161            9,937                 64                  --             2,102           --
Reinsurance..........       390            1,606                220                   4               295           --
Auto & Home..........       200            2,121                432                  --               368        2,779
Asset Management.....        71               --                 --                  --               252           --
International........       267              740                 64                  --               301          102
Corporate & Other....       322                3                 --                  --               774           --
                        -------          -------             ------                ----            ------       ------
                        $11,923          $21,538             $1,413                $ 25            $8,238       $2,881
                        =======          =======             ======                ====            ======       ======
2000
Individual...........   $ 6,475          $ 6,734             $  723                $(95)           $4,342       $   --
Institutional........     3,959            9,268                 76                  --             1,778           --
Reinsurance..........       379            1,205                207                  --               327           --
Auto & Home..........       194            2,005                422                  --               405        2,686
Asset Management.....        90               --                 --                  --               784           --
International........       254              618                 50                  --               601          268
Corporate & Other....       417               (2)                --                  --               785           --
                        -------          -------             ------                ----            ------       ------
                        $11,768          $19,828             $1,478                $(95)           $9,022(1)    $2,954
                        =======          =======             ======                ====            ======       ======
1999
Individual...........   $ 5,346          $ 5,984             $  625                $(46)           $3,426       $   --
Institutional........     3,755            7,742                 48                  --             1,680           --
Auto & Home..........       103            1,301                237                  --               277        2,109
Asset Management.....        80               --                 --                  --               795           --
International........       206              510                 20                  --               250           64
Corporate & Other....       326                4                 --                  --             1,054           --
                        -------          -------             ------                ----            ------       ------
                        $ 9,816          $15,541             $  930                $(46)           $7,482(1)    $2,173
                        =======          =======             ======                ====            ======       ======

(1) Includes demutualization costs of $230 million and $260 million in 2000 and 1999, respectively, and payments to Canadian policyholders of $327 million in 2000.

                                 METLIFE, INC.

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN MILLIONS)

                                                                                            % AMOUNT
                                                                                            ASSUMED
                                          GROSS AMOUNT    CEDED     ASSUMED    NET AMOUNT    TO NET
                                          ------------   --------   --------   ----------   --------
2001
Life insurance in force.................   $2,110,254    $360,830   $669,917   $2,419,341     27.7%
                                           ==========    ========   ========   ==========     ====
  INSURANCE PREMIUM
Life insurance..........................   $   11,057    $  1,641   $  2,195   $   11,611     18.9%
Accident and health.....................        2,906         317        155        2,744      5.6%
Property and casualty insurance.........        2,369          69        557        2,857     19.5%
                                           ----------    --------   --------   ----------
     TOTAL INSURANCE PREMIUM............   $   16,332    $  2,027   $  2,907   $   17,212     16.9%
                                           ==========    ========   ========   ==========

                                                                                            % AMOUNT
                                                                                            ASSUMED
                                          GROSS AMOUNT    CEDED     ASSUMED    NET AMOUNT    TO NET
                                          ------------   --------   --------   ----------   --------
2000
Life insurance in force.................   $1,967,481    $363,038   $604,780   $2,209,223     27.4%
                                           ==========    ========   ========   ==========     ====
  INSURANCE PREMIUM
Life insurance..........................   $   11,049    $  1,894   $  2,069   $   11,224     18.4%
Accident and health.....................        2,542         318        153        2,377      6.4%
Property and casualty insurance.........        2,070          50        696        2,716     25.6%
                                           ----------    --------   --------   ----------
     TOTAL INSURANCE PREMIUM............   $   15,661    $  2,262   $  2,918   $   16,317     17.9%
                                           ==========    ========   ========   ==========

                                                                                            % AMOUNT
                                                                                            ASSUMED
                                           GROSS AMOUNT    CEDED     ASSUMED   NET AMOUNT    TO NET
                                           ------------   --------   -------   ----------   --------
1999
Life insurance in force..................   $1,743,945    $217,358   $12,168   $1,538,755      0.8%
                                            ==========    ========   =======   ==========     ====
  INSURANCE PREMIUM
Life insurance...........................   $    9,503    $  1,269   $   217   $    8,451      2.6%
Accident and health......................        2,102         323        48        1,827      2.6%
Property and casualty insurance..........        1,644          53       219        1,810     12.1%
                                            ----------    --------   -------   ----------
     TOTAL INSURANCE PREMIUM.............   $   13,249    $  1,645   $   484   $   12,088      4.0%
                                            ==========    ========   =======   ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York on the 15th day of March, 2002.

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

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----



       /s/ ROBERT H. BENMOSCHE           Chairman of the Board, President,     March 15, 2002
-------------------------------------  Chief Executive Officer and Director
         Robert H. Benmosche

       /s/ CURTIS H. BARNETTE                        Director                  March 15, 2002
-------------------------------------
         Curtis H. Barnette

          /s/ GERALD CLARK               Vice-Chairman of the Board, Chief     March 15, 2002
-------------------------------------     Investment Officer and Director
            Gerald Clark

        /s/ JOAN GANZ COONEY                         Director                  March 15, 2002
-------------------------------------
          Joan Ganz Cooney

        /s/ JOHN C. DANFORTH                         Director                  March 15, 2002
-------------------------------------
          John C. Danforth

       /s/ BURTON A. DOLE, JR.                       Director                  March 15, 2002
-------------------------------------
         Burton A. Dole, Jr.

        /s/ JAMES R. HOUGHTON                        Director                  March 15, 2002
-------------------------------------
          James R. Houghton

         /s/ HARRY P. KAMEN                          Director                  March 15, 2002
-------------------------------------
           Harry P. Kamen

        /s/ HELENE L. KAPLAN                         Director                  March 15, 2002
-------------------------------------
          Helene L. Kaplan

       /s/ CATHERINE R. KINNEY                       Director                  March 15, 2002
-------------------------------------
         Catherine R. Kinney

       /s/ CHARLES M. LEIGHTON                       Director                  March 15, 2002
-------------------------------------
         Charles M. Leighton

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----

         /s/ ALLEN E. MURRAY                         Director                  March 15, 2002
-------------------------------------
           Allen E. Murray

        /s/ STEWART G. NAGLER            Vice-Chairman of the Board, Chief     March 15, 2002
-------------------------------------     Financial Officer and Director
          Stewart G. Nagler

       /s/ JOHN J. PHELAN, JR.                       Director                  March 15, 2002
-------------------------------------
         John J. Phelan, Jr.

          /s/ HUGH B. PRICE                          Director                  March 15, 2002
-------------------------------------
            Hugh B. Price

     /s/ WILLIAM C. STEERE, JR.                      Director                  March 15, 2002
-------------------------------------
       William C. Steere, Jr.

       /s/ VIRGINIA M. WILSON          Senior Vice President and Controller    March 15, 2002
-------------------------------------
         Virginia M. Wilson

                                 EXHIBIT INDEX

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
  2.1     --   Plan of Reorganization (Incorporated by reference to Exhibit
               2.1 to MetLife, Inc.'s Registration Statement on Form S-1
               (No. 333-91517) (the "S-1 Registration Statement")).........
  2.2     --   Amendment to Plan of Reorganization dated as of March 9,
               2000 (Incorporated by reference to Exhibit 2.2 to the S-1
               Registration Statement).....................................
  3.1     --   Amended and Restated Certificate of Incorporation of
               MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to
               MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
               year ended December 31, 2000 (the "2000 Annual Report"))....
  3.2     --   Amended and Restated By-Laws of MetLife, Inc. (Incorporated
               by reference to Exhibit 3.2 to the 2000 Annual Report)......
  4.1     --   Indenture dated as of November 9, 2001 between MetLife, Inc.
               and Bank One Trust Company, N.A. relating to Senior Debt
               Securities (Incorporated by reference to Exhibit 4.1 to
               MetLife, Inc.'s Current Report on Form 8-K dated November
               28, 2001 (the "Form 8-K"))..................................
  4.2     --   First Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
               relating to the 5.25% Senior Notes due December 1, 2006
               (Incorporated by reference to Exhibit 4.2 to the Form
               8-K)........................................................
  4.3     --   Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
               relating to the 6.125% Senior Notes due December 1, 2011
               (Incorporated by reference to Exhibit 4.3 to the Form
               8-K)........................................................
  4.4     --   Form of Subordinated Indenture (Incorporated by reference to
               Exhibit 4.2 to MetLife, Inc.'s, MetLife Capital Trust II's
               and MetLife Capital Trust III's Registration Statement on
               Form S-3 (Nos. 333-61282, 333-61282-01 and 333-61282-02)
               (the "S-3 Registration Statement")..........................
  4.5     --   Form of 5.25% Senior Note due December 1, 2006 (Included in
               Exhibit 4.2 incorporated by reference to Exhibit 4.2 to the
               Form 8-K)...................................................
  4.6     --   Form of 6.125% Senior Note due December 1, 2011 (Included in
               Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the
               Form 8-K)...................................................
  4.7     --   Certificate of Trust of MetLife Capital Trust II
               (Incorporated by reference to Exhibit 4.6 to the S-3
               Registration Statement).....................................
  4.8     --   Certificate of Trust of MetLife Capital Trust III
               (Incorporated by reference to Exhibit 4.7 to the S-3
               Registration Statement).....................................
  4.9     --   Declaration of Trust of MetLife Capital Trust II
               (Incorporated by reference to Exhibit 4.8 to the S-3
               Registration Statement).....................................
  4.10    --   Declaration of Trust of MetLife Capital Trust III
               (Incorporated by reference to Exhibit 4.9 to the S-3
               Registration Statement).....................................
  4.11    --   Form of Amended and Restated Declaration of Trust of MetLife
               Capital Trust II (Incorporated by reference to Exhibit 4.10 to the S-3 Registration Statement)..........................
  4.12    --   Form of Amended and Restated Declaration of Trust of MetLife
               Capital Trust III (Incorporated by reference to Exhibit 4.11 to the S-3 Registration Statement)..........................
  4.13    --   Form of Trust Preferred Security Certificate of MetLife
               Capital Trust II (Included in Exhibit 4.11 incorporated by reference to Exhibit 4.10 to the S-3 Registration
               Statement)..................................................
  4.14    --   Form of Trust Preferred Security Certificate of MetLife
               Capital Trust III (Included in Exhibit 4.12 incorporated by reference to Exhibit 4.11 to the S-3 Registration
               Statement)..................................................
  4.15    --   Form of Trust Preferred Securities Guarantee Agreement for
               MetLife Capital Trust II (Incorporated by reference to
               Exhibit 4.14 to the S-3 Registration Statement).............
  4.16    --   Form of Trust Preferred Securities Guarantee Agreement for
               MetLife Capital Trust III (Incorporated by reference to
               Exhibit 4.15 to the S-3 Registration Statement).............
  4.17    --   Form of Common Securities Guarantee Agreement for MetLife
               Capital Trust II (Incorporated by reference to Exhibit 4.16 to the S-3 Registration Statement)..........................

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
  4.18    --   Form of Common Securities Guarantee Agreement for MetLife
               Capital Trust III (Incorporated by reference to Exhibit 4.17 to the S-3 Registration Statement)..........................
  4.19    --   Form of Certificate for Common Stock, par value $0.01 per
               share (Incorporated by reference to Exhibit 4.1 to the S-1
               Registration Statement).....................................
  4.20    --   Indenture between MetLife, Inc. and The Bank of New York, as trustee, relating to the debt securities (Incorporated by
               reference to Exhibit 4.2 to the 2000 Annual Report).........
  4.21    --   First Supplemental Indenture between MetLife, Inc. and The
               Bank of New York, as trustee, relating to the Debentures
               (Incorporated by reference to Exhibit 4.3 to the 2000 Annual
               Report).....................................................
  4.22    --   Certificate of Trust of MetLife Capital Trust I
               (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.'s and MetLife Capital Trust I's Registration Statement on Form
               S-1 (Nos. 333-32074 and 333-32074-01) (the "Trust
               Registration Statement")....................................
  4.23    --   Declaration of Trust of MetLife Capital Trust I
               (Incorporated by reference to Exhibit 4.4 to the Trust
               Registration Statement).....................................
  4.24    --   Amended and Restated Declaration of Trust of MetLife Capital
               Trust I (Incorporated by reference to Exhibit 4.6 to the
               2000 Annual Report).........................................
  4.25    --   Capital Securities Guarantee Agreement for MetLife Capital
               Trust I (Incorporated by reference to Exhibit 4.7 to the
               2000 Annual Report).........................................
  4.26    --   Capital Security Certificate of MetLife Capital Trust I
               (Included in Exhibit 4.24 incorporated by reference to
               Exhibit 4.6 to the 2000 Annual Report)......................
  4.27    --   Purchase Contract Agreement (Incorporated by reference to
               Exhibit 4.9 to the 2000 Annual Report)......................
  4.28    --   Pledge Agreement (Incorporated by reference to Exhibit 4.10 to the 2000 Annual Report)..................................
  4.29    --   Form of Debenture (Included in Exhibit 4.21 incorporated by reference to Exhibit 4.3 to the 2000 Annual Report).........
  4.30    --   Form of Normal Unit (Included in Exhibit 4.27 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
  4.31    --   Form of Stripped Unit (Included in Exhibit 4.27 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
  4.32    --   Common Securities Guarantee Agreement (Incorporated by
               reference to Exhibit 4.14 to the 2000 Annual Report)........
 10.1     --   Form of Stock Purchase Agreement among MetLife, Inc.,
               Metropolitan Life Insurance Company, Credit Suisse Group or
               its affiliates and Banco Santander Central Hispano S.A. or its affiliates (Incorporated by reference to Exhibit 10.51 to the S-1 Registration Statement)..........................
 10.2     --   Stock Purchase Agreement, dated April 3, 2000, among
               MetLife, Inc., Metropolitan Life Insurance Company and Banco
               Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Registration Statement on
               Form S-3 (No. 333-62782) (the "Selling Shareholder
               Registration Statement")....................................
 10.3     --   Stock Purchase Agreement, dated April 3, 2000, among
               MetLife, Inc., Metropolitan Life Insurance Company and
               Credit Suisse First Boston (through its Guernsey Branch) and
               Winterthur Life (Incorporated by reference to Exhibit 10.3 to the Selling Shareholder Registration Statement)..........
 10.4     --   Standstill Agreement, dated April 3, 2000, between MetLife,
               Inc. and Banco Santander Central Hispano, S.A. (Incorporated
               by reference to Exhibit 10.4 to the Selling Shareholder
               Registration Statement).....................................
 10.5     --   Transferee Standstill Agreement, dated December 22, 2000,
               between MetLife, Inc. and Santusa Holding, S.L.
               (Incorporated by reference to Exhibit 10.5 to the Selling
               Shareholder Registration Statement).........................

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
 10.6     --   Standstill Agreement, dated April 3, 2000, between MetLife,
               Inc. and Credit Suisse First Boston (through its Guernsey
               Branch) and Winterthur Life (Incorporated by reference to
               Exhibit 10.6 to the Selling Shareholder Registration
               Statement)..................................................
 10.7     --   Standstill Agreement, dated April 7, 2000, between MetLife,
               Inc. and Credit Suisse Group, Guernsey Branch (Incorporated
               by reference to Exhibit 10.7 to the Selling Shareholder
               Registration Statement).....................................
 10.8     --   Form of Amended and Restated Employment Continuation
               Agreement with Messrs. Benmosche, Nagler and Clark*.........   171
 10.9     --   Form of Amended and Restated Employment Continuation
               Agreement with Messrs. Beller, Henrikson and Toppeta*.......   188
 10.10    --   Amended and Restated Employment Continuation Agreement with
               Mr. Benson*.................................................   205
 10.11    --   Rights Agreement (Incorporated by reference to Exhibit 10.6 to the 2000 Annual Report)..................................
 10.12    --   MetLife, Inc. 2000 Stock Incentive Plan, as amended and
               restated March 28, 2000 (Incorporated by reference to
               Exhibit 10.7 to the S-1 Registration Statement)*............
 10.13    --   MetLife, Inc. 2000 Stock Incentive Plan, as amended
               effective February 8, 2002*.................................   222
 10.14    --   Form of Management Stock Option Agreement*..................   235
 10.15    --   MetLife, Inc. 2000 Directors Stock Plan, as amended and
               restated March 28, 2000 (Incorporated by reference to
               Exhibit 10.8 to the S-1 Registration Statement)*............
 10.16    --   MetLife, Inc. 2000 Directors Stock Plan, as amended
               effective February 8, 2002*.................................   240
 10.17    --   Amended and Restated Employment Continuation Agreement with
               Ms. Rein*...................................................   250
 10.18    --   Employment Continuation Agreement between Ms. Rein and
               Metropolitan Property and Casualty Insurance Company, dated
               March 3, 2000 (Incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement)*............................
 10.19    --   Employment Agreement between New England Life Insurance
               Company and James M. Benson, dated June 16, 1997
               (Incorporated by reference to Exhibit 10.11 to the S-1
               Registration Statement)*....................................
 10.20    --   Policyholder Trust Agreement (Incorporated by reference to
               Exhibit 10.12 to the S-1 Registration Statement)............
 10.21    --   Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between Stockwood
               Reinsurance Company, Ltd. and Metropolitan Life Insurance
               Company (Incorporated by reference to Exhibit 10.13 to the
               S-1 Registration Statement).................................
 10.22    --   Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between European
               Reinsurance Corporation of America and Metropolitan Life
               Insurance Company (Incorporated by reference to Exhibit
               10.14 to the S-1 Registration Statement)....................
 10.23    --   Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between Granite State
               Insurance Company and Metropolitan Life Insurance Company
               (Incorporated by reference to Exhibit 10.16 to the S-1
               Registration Statement).....................................
 10.24    --   Amended and Restated Aggregate Excess of Loss Reinsurance
               Agreement, dated as of March 1, 2000 between American
               International Life Assurance Company of New York and
               Metropolitan Life Insurance Company (Incorporated by
               reference to Exhibit 10.1 to the MetLife, Inc. Report on
               Form 10-Q for the quarter ended March 31, 2000 (the "First
               Quarter 2000 10-Q"))........................................
 10.25    --   Amended and Restated Aggregate Excess of Loss Reinsurance
               Agreement, dated as of March 1, 2000, between Stockwood
               Reinsurance Company, Ltd. and Metropolitan Life Insurance
               Company (Incorporated by reference to Exhibit 10.2 to the
               First Quarter 2000 10-Q)....................................

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
 10.26    --   Five-Year Credit Agreement, dated as of April 27, 1998, and as amended as of April 26, 1999, among Metropolitan Life
               Insurance Company, MetLife Funding, Inc. and the other
               parties signatory thereto (Incorporated by reference to
               Exhibit 10.18 to the S-1 Registration Statement)............
 10.27    --   Amendment No. 2, dated as of June 30, 2000, to the Five Year
               Credit Agreement, among Metropolitan Life Insurance Company,
               MetLife Funding, Inc. and the other parties signatory
               thereto (Incorporated by reference to Exhibit 10.20 to the
               2000 Annual Report).........................................
 10.28    --   364-Day Credit Agreement, dated as of April 25, 2001, among
               MetLife, Inc., Metropolitan Life Insurance Company, MetLife
               Funding, Inc. and other parties signatory thereto
               (Incorporated by reference to Exhibit 10.21 to the S-3
               Registration Statement).....................................
 10.29    --   Stipulation of Settlement, as amended, relating to
               Metropolitan Life Insurance Company Sales Practices
               Litigation (Incorporated by reference to Exhibit 10.21 to
               the S-1 Registration Statement).............................
 10.30    --   Metropolitan Life Insurance Company Long Term Performance
               Compensation Plan (for performance periods starting on or
               after April 1, 2001) (Incorporated by reference to Exhibit
               10.24 to the S-3 Registration Statement)*...................
 10.31    --   Metropolitan Life Insurance Company Long Term Performance
               Compensation Plan (for performance periods starting on or
               after January 1, 2000) (Incorporated by reference to Exhibit
               10.24 to the S-1 Registration Statement)*...................
 10.32    --   Metropolitan Life Insurance Company Long Term Performance
               Compensation Plan (for performance periods starting on or
               after January 1, 1999) (Incorporated by reference to Exhibit
               10.25 to the S-1 Registration Statement)*...................
 10.33    --   Metropolitan Life Insurance Company Long Term Performance
               Compensation Plan (for performance periods starting on or
               after January 1, 1998) (Incorporated by reference to Exhibit
               10.26 to the S-1 Registration Statement)*...................
 10.34    --   Metropolitan Life Insurance Company Annual Variable
               Incentive Plan (for performance periods starting on or after
               January 1, 2000) (Incorporated by reference to Exhibit 10.28 to the S-1 Registration Statement)*.........................
 10.35    --   The New Metropolitan Life Auxiliary Retirement Benefits
               Plan, as amended and restated, effective January 1, 1996
               (Incorporated by reference to Exhibit 10.29 to the S-1
               Registration Statement)*....................................
 10.36    --   The New Metropolitan Life Supplemental Auxiliary Retirement
               Benefits Plan, effective January 1, 1996, and Amendment
               thereto (Incorporated by reference to Exhibit 10.30 to the
               S-1 Registration Statement)*................................
 10.37    --   Metropolitan Life Auxiliary Savings and Investment Plan,
               restated effective through August 15, 1998 (Incorporated by reference to Exhibit 10.31 to the S-1 Registration
               Statement)*.................................................
 10.38    --   Amendment to the Metropolitan Life Auxiliary Savings and
               Investment Plan, effective September 11, 2001*..............   267
 10.39    --   Metropolitan Life Supplemental Auxiliary Savings and
               Investment Plan (as amended and restated as of September 1,
               1998) and Amendment thereto (Incorporated by reference to
               Exhibit 10.32 to the S-1 Registration Statement)*...........
 10.40    --   Amendment to the Metropolitan Life Supplemental Auxiliary
               Savings and Investment Plan, effective September 11,
               2001*.......................................................   276
 10.41    --   Supplemental Auxiliary Savings and Investment Plan of
               Participating Metropolitan Affiliates, effective January 1,
               1996 (Incorporated by reference to Exhibit 10.33 to the S-1
               Registration Statement)*....................................
 10.42    --   Metropolitan Life Supplemental Retirement Benefits Plan and
               Amendment thereto, effective January 1, 1995 (Incorporated by reference to Exhibit 10.34 to the S-1 Registration
               Statement)*.................................................

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
 10.43    --   New England Financial Annual Variable Incentive Plan (for
               performance periods starting on or after January 1, 2000)
               (Incorporated by reference to Exhibit 10.35 to the S-1
               Registration Statement)*....................................
 10.44    --   New England Financial Long Term Performance Compensation
               Plan (for performance periods starting on or after January
               1, 2000) (Incorporated by reference to Exhibit 10.36 to the
               S-1 Registration Statement)*................................
 10.45    --   New England Life Insurance Company Select Employees
               Supplemental 401(k) Plan, as amended and restated effective
               January 1, 2000 (Incorporated by reference to Exhibit 10.37 to the S-1 Registration Statement)*.........................
 10.46    --   Excerpt from Amendments to the New England Financial
               Qualified Retirement Plans, effective as of August 1, 2001, relating to the New England Life Insurance Company Select
               Employees Supplemental 401(k) Plan*.........................   285
 10.47    --   New England Life Insurance Company Supplemental Retirement
               Plan, as amended and restated effective January 1, 2000
               (Incorporated by reference to Exhibit 10.38 to the S-1
               Registration Statement)*....................................
 10.48    --   The New England Life Insurance Company Select Employees
               Supplemental Retirement Plan, as amended and restated
               effective January 1, 2000 (Incorporated by reference to
               Exhibit 10.39 to the S-1 Registration Statement)*...........
 10.49    --   The New England Life Insurance Company Senior Executive
               Nonqualified Elective Deferral Plan, effective January 1,
               1998 (Incorporated by reference to Exhibit 10.40 to the S-1
               Registration Statement)*....................................
 10.50    --   Amendment (excerpt) to The New England Life Insurance
               Company Senior Executive Nonqualified Elective Deferral
               Plan, effective January 1, 1999*............................   286
 10.51    --   New England Financial Long Term Performance Compensation
               Plan (for each of the three-year performance periods
               commencing on January 1, 1997, 1998 and 1999, respectively)
               (Incorporated by reference to Exhibit 10.41 to the S-1
               Registration Statement)*....................................
 10.52    --   Form of Capital Note (Incorporated by reference to Exhibit
               10.44 to the S-1 Registration Statement)....................
 10.53    --   1993 Fiscal Agency Agreement between Metropolitan Life
               Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 1, 1993 (Incorporated by reference to Exhibit
               10.45 to the S-1 Registration Statement)....................
 10.54    --   1995 Fiscal Agency Agreement between Metropolitan Life
               Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 13, 1995 (Incorporated by reference to
               Exhibit 10.46 to the S-1 Registration Statement)............
 10.55    --   Fiscal Agency Agreement between New England Mutual Life
               Insurance Company and The First National Bank of Boston,
               dated as of February 10, 1994 (Incorporated by reference to
               Exhibit 10.47 to the S-1 Registration Statement)............
 10.56    --   Fiscal Agency Agreement between General American Life
               Insurance Company and The Bank of New York, dated as of
               January 24, 1994 (Incorporated by reference to Exhibit 10.48 to the S-1 Registration Statement)..........................
 10.57    --   Amended and Restated Trust Agreement among GenAmerica
               Corporation and Wilmington Trust Company, David L. Herzog,
               John W. Hayden and Christopher A. Martin dated as of June 6,
               1997 (Incorporated by reference to Exhibit 10.49 to the S-1
               Registration Statement).....................................
 10.58    --   Amended and Restated Employment Continuation Agreement with
               Ms. Weber*..................................................   287
 10.59    --   MetLife Deferred Compensation Plan 2000 for Senior Officers
               (Incorporated by reference to Exhibit 10.1 to the S-1
               Registration Statement)*....................................
 10.60    --   MetLife Deferred Compensation Plan 2000 for Officers
               (Incorporated by reference to Exhibit 10.2 to the S-1
               Registration Statement)*....................................
 10.61    --   MetLife Deferred Compensation Plan 2001 for Officers
               (Incorporated by reference to Exhibit 10.55 to the 2000
               Annual Report)*.............................................

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
 10.62    --   MetLife Deferred Compensation Plan 2002 for Officers*.......   304
 10.63    --   MetLife Deferred Compensation Plan 2002 for Outside
               Directors*..................................................   324
 10.64    --   MetLife Individual Business Deferred Compensation Plan
               2002*.......................................................   340
 10.65    --   MetLife Individual Business Special Deferred Compensation
               Plan 2001 (Incorporated by reference to Exhibit 10.56 to the
               2000 Annual Report)*........................................
 10.66    --   MetLife Individual Business Special Deferred Compensation
               Plan 2002*..................................................   357
 10.67    --   General American Life Insurance Company Directors' Deferred
               Savings Plan for Non-Employee Directors 2002*...............   377
 10.68    --   Amendment to the New Metropolitan Life Auxiliary Retirement
               Benefits Plan (Incorporated by reference to Exhibit 10.57 to the 2000 Annual Report)*....................................
 10.69    --   Amendment to the New Metropolitan Life Supplemental
               Auxiliary Retirement Benefits Plan (Incorporated by
               reference to Exhibit 10.58 to the 2000 Annual Report)*......
 10.70    --   Amendment to the Metropolitan Life Supplemental Retirement
               Benefits Plan (Incorporated by reference to Exhibit 10.59 to the 2000 Annual Report)*....................................
 10.71    --   Amendment to the Metropolitan Life Supplemental Auxiliary
               Savings and Investment Plan (Incorporated by reference to
               Exhibit 10.60 to the 2000 Annual Report)*...................
 21.1     --   Subsidiaries of the Registrant..............................   386
 23.1     --   Consent of Deloitte & Touche LLP............................   393

---------------

* Indicates management contracts or compensatory plans or arrangements.