Form 10-Q
period 2002-03-31
METLIFE INC
filed 2002-05-14
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

YES [X] NO [ ]

At May 9, 2002, 705,430,687 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                              PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Interim Condensed Consolidated Balance Sheets at March 31, 2002
     (Unaudited) and December 31, 2001                                          3

     Unaudited Interim Condensed Consolidated Statements of Income for the
     three months ended March 31, 2002 and 2001                                 4

     Unaudited Interim Condensed Consolidated Statement of Stockholders'
     Equity for the three months ended March 31, 2002                           5

     Unaudited Interim Condensed Consolidated Statements of Cash Flows for
     the three months ended March 31, 2002 and 2001                             6

     Notes to Unaudited Interim Condensed Consolidated Financial Statements     7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                20

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           52

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                    52

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     53

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

      Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) MetLife, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse litigation or arbitration results; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's affiliates' claims paying ability, financial strength or debt ratings; (x) changes in rating agency policies or practices;
(xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xiii) other risks and uncertainties described from time to time in MetLife, Inc.'s filings with the Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         2002            2001
                                                                                      ----------      ----------
ASSETS
Investments:
      Fixed maturities available-for-sale, at fair value                              $  118,477      $  115,398
      Equity securities, at fair value                                                     1,494           3,063
      Mortgage loans on real estate                                                       23,684          23,621
      Real estate and real estate joint ventures                                           5,862           5,730
      Policy loans                                                                         8,310           8,272
      Other limited partnership interests                                                  1,817           1,637
      Short-term investments                                                               2,410           1,203
      Other invested assets                                                                3,512           3,298
                                                                                      ----------      ----------
            Total investments                                                            165,566         162,222
Cash and cash equivalents                                                                  4,024           7,473
Accrued investment income                                                                  2,186           2,062
Premiums and other receivables                                                             8,111           6,437
Deferred policy acquisition costs                                                         11,436          11,167
Other assets                                                                               4,849           4,823
Separate account assets                                                                   62,538          62,714
                                                                                      ----------      ----------
            Total assets                                                              $  258,710      $  256,898
                                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Future policy benefits                                                          $   85,607      $   84,924
      Policyholder account balances                                                       60,236          58,923
      Other policyholder funds                                                             5,680           5,332
      Policyholder dividends payable                                                       1,037           1,046
      Policyholder dividend obligation                                                       413             708
      Short-term debt                                                                        546             355
      Long-term debt                                                                       3,434           3,628
      Current income taxes payable                                                           150             306
      Deferred income taxes payable                                                        1,167           1,526
      Payables under securities loaned transactions                                       13,665          12,661
      Other liabilities                                                                    7,659           7,457
      Separate account liabilities                                                        62,538          62,714
                                                                                      ----------      ----------
            Total liabilities                                                            242,132         239,580
                                                                                      ----------      ----------
Commitments and contingencies (Note 6)

Company-obligated mandatorily redeemable securities of subsidiary trusts                   1,258           1,256
                                                                                      ----------      ----------
Stockholders' Equity:
      Preferred stock, par value $0.01 per share; 200,000,000 shares authorized;
            none issued                                                                       --              --
      Series A junior participating preferred stock                                           --              --
      Common stock, par value $0.01 per share; 3,000,000,000 shares authorized;
            786,766,664 shares issued at March 31, 2002 and December 31, 2001;
            707,826,484 shares outstanding at March 31, 2002 and 715,506,525
            shares outstanding at December 31, 2001                                            8               8
      Additional paid-in capital                                                          14,966          14,966
      Retained earnings                                                                    1,678           1,349
      Treasury stock, at cost; 78,940,180 shares at March 31, 2002 and 71,260,139
            shares at December 31, 2001                                                   (2,174)         (1,934)
      Accumulated other comprehensive income                                                 842           1,673
                                                                                      ----------      ----------
            Total stockholders' equity                                                    15,320          16,062
                                                                                      ----------      ----------
            Total liabilities and stockholders' equity                                $  258,710      $  256,898
                                                                                      ==========      ==========


       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                            ----------------------
                                                                              2002          2001
                                                                            --------      --------
REVENUES
Premiums                                                                    $  4,481      $  4,234
Universal life and investment-type product policy fees                           457           474
Net investment income                                                          2,789         2,816
Other revenues                                                                   367           411
Net investment losses (net of amounts allocable to other
      accounts of $(13) and $(30), respectively)                                 (92)         (145)
                                                                            --------      --------
         Total revenues                                                        8,002         7,790
                                                                            --------      --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
      related to net investment losses of $(7) and $(36), respectively)        4,618         4,435
Interest credited to policyholder account balances                               714           760
Policyholder dividends                                                           497           515
Other expenses (excludes amounts directly related to net
      investment losses of $(6) and $6, respectively)                          1,653         1,653
                                                                            --------      --------
         Total expenses                                                        7,482         7,363
                                                                            --------      --------
Income before provision for income taxes and cumulative effect of
      change in accounting                                                       520           427
Provision for income taxes                                                       196           140
                                                                            --------      --------
Income before cumulative effect of change in accounting                          324           287
Cumulative effect of change in accounting                                          5            --
                                                                            --------      --------
Net income                                                                  $    329      $    287
                                                                            ========      ========
Income before cumulative effect of accounting change per share
      Basic                                                                 $   0.46      $   0.38
                                                                            ========      ========
      Diluted                                                               $   0.44      $   0.37
                                                                            ========      ========
Net income per share
      Basic                                                                 $   0.46      $   0.38
                                                                            ========      ========
      Diluted                                                               $   0.44      $   0.37
                                                                            ========      ========


       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                              (DOLLARS IN MILLIONS)






                                                          ADDITIONAL            TREASURY
                                                  COMMON   PAID-IN    RETAINED    STOCK
                                                  STOCK    CAPITAL    EARNINGS   AT COST
                                                  ------  ----------  --------  --------
Balance at January 1, 2002                        $    8  $   14,966  $  1,349  $ (1,934)
Treasury stock acquired                                                             (240)
Comprehensive loss:
  Net income                                                               329
  Other comprehensive loss:
   Unrealized losses on derivative instruments,
     net of income taxes
   Unrealized investment losses, net of related
     offsets, reclassification adjustments
     and income taxes

   Other comprehensive loss

  Comprehensive loss
                                                  ------  ----------  --------  --------
Balance at March 31, 2002                         $    8  $   14,966  $  1,678  $ (2,174)
                                                  ======  ==========  ========  ========

                                                              ACCUMULATED OTHER
                                                            COMPREHENSIVE INCOME
                                                  -----------------------------------------
                                                        NET
                                                    UNREALIZED       FOREIGN      MINIMUM
                                                    INVESTMENT      CURRENCY      PENSION
                                                  AND DERIVATIVE   TRANSLATION   LIABILITY
                                                       GAINS       ADJUSTMENT    ADJUSTMENT      TOTAL
                                                  --------------   -----------   ----------   -----------
Balance at January 1, 2002                        $        1,879   $      (160)  $      (46)  $    16,062
Treasury stock acquired                                                                              (240)
Comprehensive loss:
  Net income                                                                                          329
  Other comprehensive loss:
   Unrealized losses on derivative instruments,
     net of income taxes                                     (10)                                     (10)
   Unrealized investment losses, net of related
     offsets, reclassification adjustments
     and income taxes                                       (821)                                    (821)
                                                                                              -----------
   Other comprehensive loss                                                                          (831)
                                                                                              -----------
  Comprehensive loss                                                                                 (502)
                                                  --------------   -----------   ----------   -----------
Balance at March 31, 2002                         $        1,048   $      (160)  $      (46)  $    15,320
                                                  ==============   ===========   ==========   ===========

       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (DOLLARS IN MILLIONS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                         2002            2001
                                                                      ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $      578      $      791
                                                                      ----------      ----------
CASH  FLOWS FROM INVESTING ACTIVITIES
      Sales, maturities and repayments of:
         Fixed maturities                                                 14,754          11,800
         Equity securities                                                 1,513             264
         Mortgage loans on real estate                                       608             415
         Real estate and real estate joint ventures                           42              76
         Other limited partnership interests                                 151             145
      Purchases of:
         Fixed maturities                                                (20,471)        (13,623)
         Equity securities                                                   (21)           (210)
         Mortgage loans on real estate                                      (707)           (438)
         Real estate and real estate joint ventures                          (55)            (53)
         Other limited partnership interests                                 (82)            (73)
      Net change in short-term investments                                (1,206)            351
      Purchase of businesses, net of cash received                            --             (16)
      Net change in payables under securities loaned transactions          1,004             970
      Other, net                                                            (377)           (710)
                                                                      ----------      ----------
Net cash used in investing activities                                     (4,847)         (1,102)
                                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Policyholder account balances:
         Deposits                                                          6,229           8,706
         Withdrawals                                                      (5,166)         (7,891)
      Net change in short-term debt                                          191             502
      Long-term debt issued                                                   --               3
      Long-term debt repaid                                                 (194)             --
      Treasury stock acquired                                               (240)           (238)
                                                                      ----------      ----------
Net cash provided by financing activities                                    820           1,082
                                                                      ----------      ----------
Change in cash and cash equivalents                                       (3,449)            771
Cash and cash equivalents, beginning of period                             7,473           3,434
                                                                      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    4,024      $    4,205
                                                                      ==========      ==========

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
      Interest                                                        $       66      $       75
                                                                      ==========      ==========
      Income taxes                                                    $      (41)     $     (235)
                                                                      ==========      ==========
Non-cash transactions during the period:
      Business acquisitions - assets                                  $       --      $       92
                                                                      ==========      ==========
      Business acquisitions - liabilities                             $       --      $       76
                                                                      ==========      ==========
      Real estate acquired in satisfaction of debt                    $       17      $        8
                                                                      ==========      ==========


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

BASIS OF PRESENTATION

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most significant estimates include those used in determining investment allowances, the fair value of derivatives, deferred policy acquisition costs, liability for future policyholder benefits, accounting for reinsurance transactions and liability for litigation matters. Actual results could differ from those estimates.

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

      Minority interest related to consolidated entities included in other liabilities is $419 million and $442 million at March 31, 2002 and December 31, 2001, respectively.

      Certain amounts in the prior years' unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2002 and its consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes thereto for the year ended December 31, 2001 included in MetLife, Inc.'s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

      Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of Financial Accounting Standards Board ("FASB") Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The adoption of these requirements did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

      Effective April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF 99-20"). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141, which was generally effective July 1, 2001, requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. In accordance with SFAS 141, the elimination of $5 million of negative goodwill has been reported in income as a cumulative effect of a change in accounting. SFAS 142, effective for fiscal years beginning after December 15, 2001, eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. The Company did not amortize goodwill for the three months ended March 31, 2002, whereas for the three months ended March 31, 2001, the Company recorded amortization of $12 million. The Company is in the process of developing an estimate of the impact of the adoption of SFAS 142 on its unaudited interim condensed consolidated financial statements. The Company (i) has determined that there were no significant reclassifications between goodwill and other intangible asset balances, (ii) has tentatively determined that there will be no significant impairment of other intangible assets as of January 1, 2002, (iii) will complete the first step of the impairment test by June 30, 2002, and (iv) will determine the amount of goodwill impairment, if any, by December 31, 2002.

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

      Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144: broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the statements of income, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (iii) SFAS 121 relating to the measurement of long-lived assets classified as held for sale. The adoption of SFAS 144 by the Company did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

2. CLOSED BLOCK

      On April 7, 2000, (the "date of demutualization"), Metropolitan Life Insurance Company ("Metropolitan Life") converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance ("Superintendent") approving Metropolitan Life's plan of reorganization, as amended (the "plan"). On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

      Closed block liabilities and assets designated to the closed block are as follows:

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2002          2001
                                                                                --------      --------
                                                                                 (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                                          $ 40,417      $ 40,325
Other policyholder funds                                                             321           321
Policyholder dividends payable                                                       791           757
Policyholder dividend obligation                                                     413           708
Payables under securities loaned transactions                                      3,695         3,350
Other                                                                                232            90
                                                                                --------      --------
       Total closed block liabilities                                             45,869        45,551
                                                                                --------      --------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
       Fixed maturities available-for-sale, at fair value
         (amortized cost: $26,332 and $25,761, respectively)                      26,516        26,331
       Equity securities, at fair value (cost: $234 and $240, respectively)          273           282
       Mortgage loans on real estate                                               6,450         6,358
       Policy loans                                                                3,900         3,898
       Short-term investments                                                        530           170
       Other invested assets (amortized cost: $167 and $137, respectively)           193           159
                                                                                --------      --------
         Total investments                                                        37,862        37,198
Cash and cash equivalents                                                            659         1,119
Accrued investment income                                                            651           550
Deferred income taxes                                                                937         1,060
Premiums and other receivables                                                       378           244
                                                                                --------      --------
       Total assets designated to the closed block                                40,487        40,171
                                                                                --------      --------
Excess of closed block liabilities over assets designated
       to the closed block                                                         5,382         5,380
                                                                                --------      --------
Amounts included in accumulated other comprehensive loss:
       Net unrealized investment gains, net of deferred
         income tax of $80 and $219, respectively                                    139           389
       Unrealized derivative gains, net of deferred income
         tax of $11 and $9, respectively                                              19            17
       Allocated to policyholder dividend obligation, net of
         deferred income tax of $151 and $255, respectively                         (262)         (453)
                                                                                --------      --------
                                                                                    (104)          (47)
                                                                                --------      --------
Maximum future earnings to be recognized from closed
       block assets and liabilities                                             $  5,278      $  5,333
                                                                                ========      ========

      Information regarding the policyholder dividend obligation is as follows:

                                                                        THREE
                                                                     MONTHS ENDED          YEAR ENDED
                                                                       MARCH 31,          DECEMBER 31,
                                                                         2002                 2001
                                                                      ----------           ----------
                                                                           (DOLLARS IN MILLIONS)
Balance at beginning of period                                        $      708           $      385
Impact on income before losses allocable to policyholder
       dividend obligation                                                     7                  159
Net investment losses                                                         (7)                (159)
Change in unrealized investment and derivative gains                        (295)                 323
                                                                      ----------           ----------
Balance at end of period                                              $      413           $      708
                                                                      ==========           ==========

      Closed block revenues and expenses are as follows:

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ---------------------
                                                                       2002         2001
                                                                     --------     --------
      REVENUES
      Premiums                                                       $    842     $    880
      Net investment income                                               637          614
      Net investment gains (losses) (net of amounts allocable
            to the policyholder dividend obligation of
            $(7) and $(36), respectively)                                   5          (15)
                                                                     --------     --------
                  Total revenues                                        1,484        1,479
                                                                     --------     --------
      EXPENSES
      Policyholder benefits and claims                                    912          911
      Policyholder dividends                                              399          373
      Change in policyholder dividend obligation (excludes
            amounts directly related to net investment losses of
            $(7) and $(36), respectively)                                   7           36
      Other expenses                                                       80           88
                                                                     --------     --------
                  Total expenses                                        1,398        1,408
                                                                     --------     --------
      Revenues net of expenses before income taxes                         86           71
      Income taxes                                                         31           26
                                                                     --------     --------
      Revenues net of expenses and income taxes                      $     55     $     45
                                                                     ========     ========

      The change in maximum future earnings of the closed block is as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
      Beginning of period                               $  5,333       $  5,512
      End of period                                        5,278          5,467
                                                        --------       --------
      Change during the period                          $    (55)      $    (45)
                                                        ========       ========

      Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the plan of reorganization. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

      Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the carrying value, notional amount and fair value of derivatives by hedge accounting classification at:

                                        MARCH 31, 2002                                         DECEMBER 31, 2001
                      ---------------------------------------------------     ---------------------------------------------------
                                                        FAIR VALUE                                              FAIR VALUE
                      CARRYING      NOTIONAL      -----------------------     CARRYING      NOTIONAL      -----------------------
                       VALUE         AMOUNT        ASSETS     LIABILITIES      VALUE         AMOUNT        ASSETS     LIABILITIES
                       -----         ------        ------     -----------      -----         ------        ------     -----------
                                                                 (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair Value            $     --      $     --      $     --      $     --      $     --      $     --      $     --      $     --
Cash flow                   11            61            11            --            10            65            10            --
Not designated              26           218            26            --            20           218            25             5
                      --------      --------      --------      --------      --------      --------      --------      --------
       Total          $     37      $    279      $     37      $     --      $     30      $    283      $     35      $      5
                      ========      ========      ========      ========      ========      ========      ========      ========

      For the three months ended March 31, 2002 and 2001, the amount related to cash flow hedge ineffectiveness was insignificant and there were no discontinued fair value or cash flow hedges.

      At March 31, 2002 and December 31, 2001, the accumulated amount in other comprehensive income relating to cash flow hedges was $24 million and $21 million, respectively. For the three months ended March 31, 2002 and 2001, the Company recognized other comprehensive income of $4 million and $10 million, respectively, relating to the effective portion of cash flow hedges. During the three months ended March 31, 2002, $1 million of other comprehensive income was reclassified into net investment income. There was no other comprehensive income reclassified into net investment income for the three months ended March 31, 2001. Approximately $3 million of the pre-tax gain reported in accumulated other comprehensive income is expected to be reclassified into net income during the year ending December 31, 2002 as the underlying investments mature or expire according to their original terms. The reclassifications are recognized over the life of the hedged item.

      For the three months ended March 31, 2002 and 2001, the Company did not recognize any net investment income and recognized net investment gains of $2 million and $6 million, respectively, from derivatives not designated as accounting hedges. The use of these non-speculative derivatives is permitted by the New York Insurance Department (the "Department").

3. EARNINGS PER SHARE

      The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------
                                                                                  2002              2001
                                                                              ------------      ------------
                                                                                  (DOLLARS IN MILLIONS,
                                                                                  EXCEPT PER SHARE DATA)
Weighted average common stock outstanding for basic earnings per share         712,065,191       757,568,016
Incremental shares from assumed:
      Conversion of forward purchase contracts                                  27,062,683        27,697,719
      Exercise of stock options                                                    338,127                --
                                                                              ------------      ------------
Weighted average common stock outstanding for diluted earnings per share       739,466,001       785,265,735
                                                                              ============      ============
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        $          5               N/A
                                                                              ============
      Basic earnings per share                                                $       0.00               N/A
                                                                              ============
      Diluted earnings per share                                              $       0.00               N/A
                                                                              ============
NET INCOME                                                                    $        329      $        287
                                                                              ============      ============
      Basic earnings per share                                                $       0.46      $       0.38
                                                                              ============      ============
      Diluted earnings per share                                              $       0.44      $       0.37
                                                                              ============      ============

      On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program will begin after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market, and in privately negotiated transactions. For the three months ended March 31, 2002 and 2001, 7,680,041 and 7,829,619 shares of common stock, respectively, were acquired for $240 million and $238 million, respectively.

4. DERIVATIVE INSTRUMENTS

      The Company uses derivative instruments to manage risk through one of four principal risk management strategies: the hedging of liabilities, invested assets, portfolios of assets or liabilities and anticipated transactions. Additionally, Metropolitan Life enters into income generation and replication derivative transactions as permitted by its derivative use plan that was approved by the Department. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit and foreign currency swaps, foreign exchange contracts, and options, including caps and floors.

      On the date the Company enters into a derivative contract, management determines the purpose of the derivative and designates the derivative as a hedge, if appropriate, of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the derivative is recorded at fair value and changes in its fair value are reported in net investment gains or losses.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company generally determines hedge effectiveness based on total changes in fair value of a derivative instrument. The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) the derivative expires or is sold, terminated, or exercised,
(iii) the derivative is de-designated as a hedge instrument, (iv) it is probable that the forecasted transaction will not occur, (v) a hedged firm commitment no longer meets the definition of a firm commitment, or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

      The table below provides a summary of the carrying value, notional amount and fair value of derivatives by hedge accounting classification at:

                                         MARCH 31, 2002                                         DECEMBER 31, 2001
                      ---------------------------------------------------     ---------------------------------------------------
                                                        FAIR VALUE                                              FAIR VALUE
                      CARRYING      NOTIONAL      -----------------------     CARRYING      NOTIONAL      -----------------------
                        VALUE        AMOUNT        ASSETS     LIABILITIES       VALUE        AMOUNT        ASSETS     LIABILITIES
                        -----        ------        ------     -----------       -----        ------        ------     -----------
                                                                 (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value            $     --      $     --      $     --      $     --      $     --      $     --      $     --      $     --
Cash flow                   52           754            59             7            64           640            65             1
Non-qualifying             166         8,665           204            38           176        13,583           222            46
                      --------      --------      --------      --------      --------      --------      --------      --------
       Total          $    218      $  9,419      $    263      $     45      $    240      $ 14,223      $    287      $     47
                      ========      ========      ========      ========      ========      ========      ========      ========

      For the three months ended March 31, 2002 and 2001, the amount related to fair value and cash flow hedge ineffectiveness was insignificant and there were no discontinued fair value or cash flow hedges.

      At March 31, 2002 and December 31, 2001, the accumulated amount in other comprehensive income relating to cash flow hedges was $56 million and $71 million, respectively. For the three months ended March 31, 2002, the Company recognized other comprehensive losses relating to the effective portion of cash flow hedges of $12 million, whereas for the three months ended March 31, 2001, the Company recognized $45 million of other comprehensive income. During the three months ended March 31, 2002, $3 million of other comprehensive income was reclassified into net investment income. There was no other comprehensive income reclassified into net investment income for the three months ended March 31, 2001. Approximately $12 million of the pre-tax gain reported in accumulated other comprehensive income is expected to be reclassified into net income during the year ending December 31, 2002 as the underlying investments mature or expire according to their original terms. Reclassifications are recognized over the life of the hedged item.

      For the three months ended March 31, 2002 and 2001, the Company recognized net investment income of $2 million and $10 million, respectively, and net investment gains of $29 million and $70 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

5. NET INVESTMENT LOSSES

      Net investment losses, including changes in valuation allowances, are as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
Fixed maturities                                        $   (165)      $   (151)
Equity securities                                            192              1
Mortgage loans on real estate                                (19)             2
Real estate and real estate joint ventures                    (2)             5
Other limited partnership interests                          (31)          (100)
Other                                                        (80)            68
                                                        --------       --------
                                                            (105)          (175)
Amounts allocable to:
Deferred policy acquisition costs                              6             (6)
Policyholder dividend obligation                               7             36
                                                        --------       --------
  Total investment losses                               $    (92)      $   (145)
                                                        ========       ========

      Investment gains and losses have been reduced by (i) deferred policy acquisition cost amortization to the extent that such amortization results from investment gains and losses, and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

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

      Similar sales practices class actions against New England Mutual, with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, have been settled. The New England Mutual case, approved by the United States District Court for the District of Massachusetts in October 2000, involves approximately 600,000 life insurance policies sold during the period January 1, 1983 through August 31, 1996. Implementation of the New England Mutual class action settlement is substantially completed. The General American case, approved by the United States District Court for the Eastern District of Missouri and affirmed by the appellate court in October 2001, involves approximately 250,000 life insurance policies sold during the period January 1, 1982 through December 31, 1996. A petition for writ of certiorari to the United States Supreme Court has been filed by objectors to the settlement. Implementation of the General American class action settlement is proceeding.

      Metropolitan Life expects that the total cost of its class action settlement will be approximately $957 million. It is expected that the total cost of the New England Mutual class action settlement will be approximately $160 million. General American expects that the total cost of its class action settlement will be approximately $68 million.

      Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. As of March 31, 2002, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 70 sales practices lawsuits pending against New England Mutual and approximately 50 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to vigorously defend themselves against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

      The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In March 2002, a purported class action complaint was filed in the United States District Court for the District of Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of policyholders who purchased corporate owned life insurance policies, bank owned life insurance policies, pension policies and work site marketing policies. These policyholders were not part of the New England Mutual class action settlement noted above. New England Mutual intends to vigorously defend itself against the case.

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

      See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2001 included in MetLife, Inc.'s Annual Report on Form 10-K filed with the SEC for information regarding reinsurance contracts related to sales practices claims.

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

      See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2001 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC for information regarding historical asbestos claims information and insurance policies obtained in 1998 related to asbestos-related claims.

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure are very difficult to predict due to the limitations of available data and the substantial difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 59,500 asbestos-related claims in 2001. During the first three months of 2002, Metropolitan Life received approximately 11,800 asbestos-related claims. Metropolitan Life is studying its recent claims experience, published literature regarding asbestos claims experience in the United States and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

      Property and Casualty Actions

      Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company; Rhode Island and Texas trial courts denied plaintiffs' motions for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. A tentative settlement has been reached in the Georgia action which was filed in February 2002 in a Georgia state court. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. A two-plaintiff individual lawsuit brought in Alabama alleges that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, violated state law by failing to pay the proper valuation amount for a total loss. Total loss valuation methods also are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. In addition, in Florida, Metropolitan Property and Casualty Insurance Company has been named in a class action alleging that it improperly established preferred provider organizations (hereinafter "PPO"). Other insurers have been named in both the Pennsylvania and the PPO cases. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

      Demutualization Actions

      Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. Metropolitan Life has moved to dismiss these consolidated cases on a variety of grounds. In addition, there remains a separate purported class action in New York state court in New York County that Metropolitan Life also has moved to dismiss. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action is pending in the Supreme Court of the State of New York for New York County and has been brought on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life has moved to dismiss this case on a variety of grounds. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. Plaintiffs have appealed to the United States Court of Appeals for the Second Circuit. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

      Race-Conscious Underwriting Claims

      Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its subsidiaries. The Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-conscious underwriting practices. Metropolitan Life is cooperating fully with that inquiry, which is ongoing. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. At the outset of discovery, Metropolitan Life moved for summary judgment on statute of limitations grounds. On June 27, 2001, the District Court denied that motion, citing, among other things, ongoing discovery on relevant subjects. The ruling does not prevent Metropolitan Life from continuing to pursue a statute of limitations defense. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion. Metropolitan Life has been involved in settlement discussions to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. In that connection, Metropolitan Life recorded a $250 million pre-tax charge in the fourth quarter of 2001 as probable and estimable costs associated with the anticipated resolution of these matters.

      In 2001, 12 lawsuits were filed against Metropolitan Life on behalf of approximately 109 non-Caucasian plaintiffs in their individual capacities in state court in Tennessee. The complaints allege under state common law theories that Metropolitan Life discriminated against non-Caucasians in the sale, formation and administration of life insurance policies. The plaintiffs have stipulated that they do not seek and will not accept more than $74,000 per person if they prevail on their claims. Early in 2002, two individual actions were filed against Metropolitan Life in federal court in Alabama alleging both federal and state law claims of racial discrimination in connection with the sale of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in the Tennessee and Alabama actions.

      Other

      In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Metropolitan Life is vigorously defending itself against these allegations.

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

      General American has received and responded to subpoenas for documents and other information from the office of the U.S. Attorney for the Eastern District of Missouri with respect to certain administrative services provided by its former Medicare Unit during the period January 1, 1988 through December 31, 1998, which services ended and which unit was disbanded prior to MetLife's acquisition of General American. The subpoenas were issued as part of the Government's criminal investigation alleging that General American's former Medicare Unit engaged in improper billing and claims payment practices. The Government is also conducting a civil investigation under the federal False Claims Act. General American is cooperating fully with the Government's investigations. In March 2002, General American and the Government reached an agreement in principle to resolve all issues through a civil settlement. MetLife has recorded a $48 million charge, net of income taxes, to cover costs associated with the anticipated resolution of the investigations. The agreement is subject to approvals and there can be no assurance that it will be approved.

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

7. COMPREHENSIVE INCOME

      Comprehensive income (loss) is as follows:

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                      -----------------------
                                                                        2002           2001
                                                                      --------       --------
                                                                       (DOLLARS IN MILLIONS)
Net income                                                            $    329       $    287
Other comprehensive income (loss):
   Cumulative effect of change in accounting for derivatives,
       net of income taxes                                                  --             32
   Unrealized gains (losses) on derivative instruments, net of
       income taxes                                                        (10)            34
   Unrealized investment gains (losses), net of related offsets,
       reclassification adjustments and income taxes                      (821)           570
   Foreign currency translation adjustments                                 --            (52)
                                                                      --------       --------
Other comprehensive income (loss)                                         (831)           584
                                                                      --------       --------
     Comprehensive income (loss)                                      $   (502)      $    871
                                                                      ========       ========

8. BUSINESS SEGMENT INFORMATION

                                                                                           AUTO
                                                                                            &
FOR THE THREE MONTHS ENDED MARCH 31, 2002        INDIVIDUAL  INSTITUTIONAL  REINSURANCE    HOME
------------------------------------------------------------------------------------------------
Premiums                                           $ 1,084      $ 1,860       $   475    $   692
Universal life and investment-type product
   policy fees                                         298          152            --         --
Net investment income                                1,531          985            99         45
Other revenues                                         128          172             8          7
Net investment (losses) gains                            3          (82)            2        (14)
Income (loss) before provision for income taxes
   and cumulative effect of accounting change          276          283            37         27
================================================================================================

                                                    ASSET                   CORPORATE
FOR THE THREE MONTHS ENDED MARCH 31, 2002        MANAGEMENT  INTERNATIONAL   & OTHER    TOTAL
------------------------------------------------------------------------------------------------
Premiums                                           $    --      $   375      $    (5)  $ 4,481
Universal life and investment-type product
   policy fees                                          --            7           --       457
Net investment income                                   14           75           40     2,789
Other revenues                                          40            3            9       367
Net investment (losses) gains                           (4)         (22)          25       (92)
Income (loss) before provision for income taxes
   and cumulative effect of accounting change           (2)          (2)         (99)      520
================================================================================================


                                                                                           AUTO
                                                                                            &
FOR THE THREE MONTHS ENDED MARCH 31, 2001        INDIVIDUAL  INSTITUTIONAL  REINSURANCE    HOME
------------------------------------------------------------------------------------------------
Premiums                                           $ 1,106       $ 1,868       $   410   $   673
Universal life and investment-type product
   policy fees                                         313           150            --        --
Net investment income                                1,533           996            97        51
Other revenues                                         146           167             9         6
Net investment (losses) gains                          (53)          (70)            5        (3)
Income (loss) before provision for income taxes
   and cumulative effect of accounting change          235           229            29       (45)
================================================================================================

                                                    ASSET                   CORPORATE
FOR THE THREE MONTHS ENDED MARCH 31, 2001        MANAGEMENT  INTERNATIONAL   & OTHER    TOTAL
------------------------------------------------------------------------------------------------
Premiums                                           $    --      $   177      $    --   $ 4,234
Universal life and investment-type product
   policy fees                                          --           11           --       474
Net investment income                                   19           64           56     2,816
Other revenues                                          56            4           23       411
Net investment (losses) gains                           --            1          (25)     (145)
Income (loss) before provision for income taxes
   and cumulative effect of accounting change             9           20          (50)      427
================================================================================================


                                              AT MARCH 31,       AT DECEMBER 31,
                                                  2002                2001
                                                --------            --------
Assets
  Individual                                    $132,166            $131,314
  Institutional                                   89,620              89,661
  Reinsurance                                      8,265               7,911
  Auto & Home                                      4,583               4,581
  Asset Management                                   227                 256
  International                                    5,485               5,308
  Corporate & Other                               18,364              17,867
                                                --------            --------
    Total                                       $258,710            $256,898
                                                ========            ========


      As part of the acquisition of GenAmerica Financial Corporation in 2000, the Company acquired Conning Corporation ("Conning"), the results of which were included in the Asset Management segment due to the types of products and strategies employed by the entity from its acquisition date to July 2001, the date of its disposition. The Company sold Conning, receiving $108 million in the transaction, and reported a gain of approximately $16 million, net of income taxes of $9 million, in the third quarter of 2001.

      Corporate & Other consists of various start-up and run-off entities, including MetLife Bank, N.A., as well as the elimination of all intersegment amounts. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings.

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

      Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $7,564 million and $7,533 million for the three months ended March 31, 2002 and 2001, respectively, which represented 95% and 97% of consolidated revenues for the three months ended March 31, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For purposes of this discussion, the terms "MetLife" or the "Company" refer to MetLife, Inc. (the "Holding Company"), a Delaware corporation, and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

ACQUISITIONS AND DISPOSITIONS

      In November 2001, the Company acquired Compania de Seguros de Vida Santander S.A. and Compania de Reaseguros de Vida Soince Re S.A., wholly-owned subsidiaries of Santander Central Hispano in Chile (collectively, the "Chilean acquisitions"). These acquisitions mark MetLife's entrance into the Chilean insurance market and the newest addition to the Company's Latin American operations.

      In July 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica Financial Corporation ("GenAmerica") in 2000.

      In May 2001, the Company acquired Seguradora America Do Sul S.A. ("Seasul"), a life and pension company in Brazil. Seasul is being integrated into MetLife's wholly-owned Brazilian subsidiary, Metropolitan Life Seguros e Previdencia Privada S.A, or MetLife Brazil.

      In February 2001, the Holding Company consummated the purchase of Grand Bank, N.A., which was renamed MetLife Bank, N.A. ("MetLife Bank"), and provides banking services to individuals and small businesses in the Princeton, New Jersey area. On February 12, 2001, the Federal Reserve Board approved the Holding Company's application for bank holding company status and to become a financial holding company upon its acquisition of Grand Bank, N.A.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The critical accounting policies and related judgments underlying the Company's unaudited interim condensed consolidated financial statements are summarized below. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies are common in the insurance and financial services industries; others are specific to the Company's businesses and operations.

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

      Derivatives

      The Company enters into freestanding derivative transactions to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities and issues certain insurance policies with embedded derivatives. The associated financial statement risk is the volatility in net income, which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges, and (ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts.

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

      Reinsurance

      Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

      Litigation

      The Company is a party to a number of legal actions. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits are especially difficult to estimate due to the limitation of available data and uncertainty around numerous variables used to determine amounts recorded. It is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

RESULTS OF OPERATIONS

      The following table presents consolidated financial information for the Company for the periods indicated:

                                                                          FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         -----------------------
                                                                           2002           2001
                                                                         --------       --------
                                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                 $  4,481       $  4,234
Universal life and investment-type product policy fees                        457            474
Net investment income                                                       2,789          2,816
Other revenues                                                                367            411
Net investment losses (net of amounts allocable to other
     accounts of $(13) and $(30), respectively)                               (92)          (145)
                                                                         --------       --------
     Total revenues                                                         8,002          7,790
                                                                         --------       --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly related
     to net investment losses of $(7) and $(36), respectively)              4,618          4,435
Interest credited to policyholder account balances                            714            760
Policyholder dividends                                                        497            515
Other expenses (excludes amounts directly related to net
     investment losses of $(6) and $6, respectively)                        1,653          1,653
                                                                         --------       --------
     Total expenses                                                         7,482          7,363
                                                                         --------       --------

Income before provision for income taxes and
     cumulative effect of accounting change                                   520            427
Provision for income taxes                                                    196            140
                                                                         --------       --------
Income before cumulative effect of accounting change                          324            287
Cumulative effect of accounting change                                          5             --
                                                                         --------       --------
Net income                                                               $    329       $    287
                                                                         ========       ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001 -- THE COMPANY

      Premiums increased by $247 million, or 6%, to $4,481 million for the three months ended March 31, 2002 from $4,234 million for the comparable 2001 period. This variance is primarily attributable to increases in the International and Reinsurance segments, partially offset by a decrease in the Individual segment. The increase in International is due to the sale of an annuity contract to a Canadian trust company, a pension manager, the 2001 acquisition of Seasul in Brazil and the Chilean acquisitions, as well as growth in Mexico and South Korea. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the $65 million premium growth in the Reinsurance segment. A $22 million decrease in the Individual segment is primarily due to a decline in traditional life insurance policies, which reflects a maturing of that business and a continued shift in customer preference from those policies to variable life products. In addition, Individual premiums from annuity and investment-type products declined due to lower sales of supplementary contracts with life contingencies and single premium immediate annuities.

      Universal life and investment-type product policy fees decreased by $17 million, or 4%, to $457 million for the three months ended March 31, 2002 from $474 million for the comparable 2001 period. This variance is almost entirely attributable to the Individual segment. Policy fees from Individual insurance products declined by $16 million, primarily due to lower surrender charges.

      Net investment income decreased by $27 million, or 1%, to $2,789 million for the three months ended March 31, 2002 from $2,816 million for the comparable 2001 period. This decrease is due to declines of (i) $58 million, or 87%, in income from equity securities and other limited partnerships, (ii) $21 million, or 31%, in income from other invested assets, and (iii) $11 million, or 7%, in real estate and real estate joint venture income. These variances are partially offset by increases of (i) $21 million, or 1%, in fixed maturities income, (ii) $27 million, or 6%, in mortgage loan income, and (iii) $11 million, or 15%, in income on cash and short-term investments.

      The decline in net investment income from equity securities and other limited partnership interests to $9 million from $67 million is primarily due to decreases in partnership distributions. The decrease in investment income from other invested assets to $46 million from $67 million is primarily due to lower income from derivatives. The decrease in net investment income from real estate and real estate joint ventures to $150 million from $161 million is primarily due to a decrease in land sales, partially offset by the transfer of the One Madison Avenue property from company use to an investment property. The increase in net investment income from fixed maturities to $1,957 million from $1,936 million was primarily due to increased spreads in security lending and increased equity linked note income resulting from an improvement in the underlying Standard & Poor's 500 Index versus the prior year period. This increase was partially offset by lower market rates on the fixed income portfolio. The rise in net investment income from mortgage loans to $462 million from $435 million is predominately due to growth in the mortgage portfolio.

      The decrease in net investment income is attributable to decreases in Corporate & Other, Institutional, Auto & Home and Asset Management, partially offset by an increase in the International segment. A lower asset base, resulting from the Company's utilization of its stock repurchase program, is the primary driver of the $16 million decline in Corporate & Other's net investment income. An $11 million decline in Institutional is predominately due to lower market rates on its fixed annuity and mortgage loan portfolio, partially offset by higher securities lending income. The $6 million decrease in the Auto & Home segment is due to lower yields on the fixed income portfolio and a shift in the asset base from higher yielding investments to cash as this segment was preparing to purchase corporate-owned life insurance. Asset Management's $5 million decrease is primarily due to lower fees commensurate with a decrease in assets under management. The $11 million increase in International is largely due to the Chilean acquisitions in November 2001.

      Other revenues decreased by $44 million, or 11%, to $367 million for the three months ended March 31, 2002 from $411 million for the comparable 2001 period. This variance is attributable to decreases in Individual, Asset Management and Corporate & Other. The $18 million decline in Individual is due to a decrease in pension administration revenue and reduced revenues in non-insurance subsidiaries. The sale of Conning, which occurred on July 2, 2001, is the significant component of the $16 million decline in Asset Management. The $14 million decrease in Corporate & Other is the result of a decrease in an experience refund associated with a reinsurance policy.

      The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) deferred policy acquisition amortization, to the extent that such amortization results from investment gains and losses, and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

      Net investment losses decreased by $53 million, or 37%, to $92 million for the three months ended March 31, 2002 from $145 million for the comparable 2001 period. This decrease reflects total gross investment losses of $105 million, a decrease of $70 million, or 40%, from $175 million in 2001, before offsets for: the amortization of deferred policy acquisition costs of $6 million and ($6) million in 2002 and 2001, respectively, and changes in the policyholder dividend obligation of $7 million and $36 million in 2002 and 2001, respectively. Increased gains from equity securities of $191 million and additional gains of $69 million from other limited partnership interests were partially offset by a $148 million decline in gains from other invested assets. This decrease is largely attributable to a swing in the mark to market adjustment related to derivative contracts as well as 2002 foreign currency losses in Argentina.

      The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its operating performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers of its unaudited interim condensed consolidated statements of income to easily exclude investment gains and losses and the related effects on the unaudited interim condensed consolidated statements of income when evaluating its operating performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its unaudited interim condensed consolidated statements of income may not be comparable to amounts reported by other insurers.

      Policyholder benefits and claims increased by $183 million, or 4%, to $4,618 million for the three months ended March 31, 2002 from $4,435 million for the comparable 2001 period. This variance reflects total gross policyholder benefits and claims of $4,611 million, an increase of $212 million or 5%, from $4,399 million in 2001, before the offsets for changes in the policyholder dividend obligation of $7 million and $36 million in 2002 and 2001, respectively. The net variance in policyholder benefits and claims is due to increases in the International, Reinsurance and Institutional segments, partially offset by a decrease in the Auto & Home segment. The increase in International is primarily attributable to a $103 million increase in liabilities for the aforementioned sale of an annuity contract, the Chilean acquisitions and growth in Mexico and South Korea. The increase in

Reinsurance is commensurate with the growth in premiums. The increase in Institutional is largely attributable to growth in this segment's dental, disability and long-term care businesses, partially offset by a decline in retirement and savings commensurate with lower premiums, as well as improved underwriting results in 2002. The decrease in Auto & Home is due to improved claim frequency in both the Auto and Property businesses resulting from milder winter weather and increased underwriting and agency management actions.

      Interest credited to policyholder account balances decreased by $46 million, or 6%, to $714 million for the three months ended March 31, 2002 from $760 million for the comparable 2001 period. This variance is predominately the result of a decrease in the Institutional segment. A $26 million drop in group life is largely attributable to an overall reduction in crediting rates as a result of the low interest rate environment. Retirement and savings decreased by $17 million due to the low interest rate environment for guaranteed interest and funding agreement contracts.

      Policyholder dividends decreased by $18 million, or 3%, to $497 million for the three months ended March 31, 2002 from $515 million for the comparable 2001 period. This variance is due to a decrease in the Institutional segment, partially offset by an increase in the Individual segment. The decrease in Institutional is due to dividend payments made on several group life and group disability contracts for the three months ended March 31, 2001. Policyholder dividends vary from period to period based on insurance contract experience. The increase in Individual is due to growth in the underlying cash value related to policies within the aging block of traditional life insurance business.

      Other expenses are unchanged at $1,653 million for both the three months ended March 31, 2002 and 2001. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $117 million, or 7%, to $1,854 million in 2002 from $1,737 million in 2001. This variance is attributable to increases in Corporate & Other, Individual and Reinsurance. The most significant component of the variance in Corporate & Other is legal costs, incurred in the first quarter of 2002, associated with the anticipated resolution of federal government investigations of General American Life Insurance Company's ("General American") former Medicare business. The increase in Individual is primarily due to increased sales of new annuity and investment-type products. Although there are expense savings attributable to continued expense management initiatives, these savings are largely offset by increased pension and post-retirement benefit expenses over the comparable 2001 period. The increase in Reinsurance is primarily due to an increase in allowances paid under reinsurance treaties. Allowances paid can fluctuate depending on the type of reinsurance written.

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

      Capitalization of deferred policy acquisition costs increased by $103 million, or 24%, to $524 million for the three months ended March 31, 2002 from $421 million for the comparable 2001 period. This variance is primarily due to the Individual and Reinsurance segments. The increase in Individual is due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in higher commissions and other deferrable expenses. The increase in Reinsurance is consistent with growth in that segment. Total amortization of deferred policy acquisition costs decreased by $26 million, or 8%, to $317 million in 2002 from $343 million in 2001. Amortization of $323 million and $337 million are allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The decrease in amortization allocated to other expenses is attributable to the Individual, Reinsurance and International segments. The decrease in Individual is due to refinements in the calculation of estimated gross margins and profits. The increases in Reinsurance and International are commensurate with business growth in those segments.

      Income tax expense for the three months ended March 31, 2002 was $196 million, or 38% of income before provision for income taxes and cumulative effect of accounting change, compared with $140 million, or 33%, for the comparable 2001 period. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the inability to record tax benefits on certain foreign capital losses, partially offset by the impact of non-taxable investment income. The 2001 effective tax rate principally differs from the corporate tax rate of 35% due to the impact of non-taxable investment income.

INDIVIDUAL

      The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                            ----------------------
                                                              2002          2001
                                                            --------      --------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $  1,084      $  1,106
Universal life and investment-type product policy fees           298           313
Net investment income                                          1,531         1,533
Other revenues                                                   128           146
Net investment gains (losses)                                      3           (53)
                                                            --------      --------
     Total revenues                                            3,044         3,045
                                                            --------      --------
EXPENSES
Policyholder benefits and claims                               1,232         1,233
Interest credited to policyholder account balances               443           444
Policyholder dividends                                           459           436
Other expenses                                                   634           697
                                                            --------      --------
     Total expenses                                            2,768         2,810
                                                            --------      --------
Income before provision for income taxes                         276           235
Provision for income taxes                                       100            91
                                                            --------      --------
Net income                                                  $    176      $    144
                                                            ========      ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001 - INDIVIDUAL

      Premiums decreased by $22 million, or 2%, to $1,084 million for the three months ended March 31, 2002 from $1,106 million for the comparable 2001 period. Premiums from insurance products declined by $16 million. This decrease is primarily due to a decline in traditional life insurance policies, which reflects a maturing of that business and a continued shift in customer preference from those policies to variable life products. Premiums from annuity and investment-type products declined by $6 million, due to lower sales of supplementary contracts with life contingencies and single premium immediate annuity business.

      Universal life and investment-type product policy fees decreased by $15 million, or 5%, to $298 million for the three months ended March 31, 2002 from $313 million for the comparable 2001 period. Policy fees from insurance products declined by $16 million, primarily due to lower surrender charges. Policy fees from annuity and investment-type products remained essentially unchanged.

      Other revenues decreased by $18 million, or 12%, to $128 million for the three months ended March 31, 2002 from $146 million for the comparable 2001 period due to a decrease in pension administration revenue and reduced revenues in non-insurance subsidiaries.

      Policyholder benefits and claims remained essentially unchanged at $1,232 million for the three months ended March 31, 2002 from $1,233 million in the comparable 2001 period. The traditional life business decreased $19 million primarily due to the closed block business. Offsetting this was less favorable mortality in the other businesses.

      Interest credited to policyholder account balances remained essentially unchanged at $443 million for the three months ended March 31, 2002 from $444 million in the comparable 2001 period. Interest credited for variable universal life and annuities increased $11 million related to growth in the business, however, this was entirely offset by the impact of lower crediting rates on settlement assets and other assets on deposit.

      Policyholder dividends increased by $23 million, or 5%, to $459 million for the three months ended March 31, 2002 from $436 million for the comparable 2001 period. This is largely attributable to the growth in the underlying cash values related to the policies within the aging block of the traditional life insurance business.

      Other expenses declined by $63 million, or 9%, to $634 million for the three months ended March 31, 2002 from $697 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses increased by $31 million, or 4%, to $741 million in 2002 from $710 million in 2001. This increase is primarily due to increased sales of new annuity and investment-type products. Excluding increases in commissions and other deferrable costs, operating expenses remained essentially unchanged. Although there are expense savings attributable to continued expense management initiatives, these savings are largely offset by increased pension and post-retirement benefit expenses over the comparable 2001 period.

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

      Capitalization of deferred policy acquisition costs increased by $34 million, or 16%, to $244 million for the three months ended March 31, 2002 from $210 million for the comparable 2001 period. This increase is primarily due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs decreased by $72 million, or 35%, to $131 million in 2002 from $203 million in 2001. Amortization of deferred policy acquisition costs of $137 million and $197 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products declined by $29 million in 2002. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment products declined by $31 million in 2002. These decreases are due to refinements implemented in the third quarter of 2001 relating to the estimation of future market performance in determining estimated gross profits. These estimates are used in determining unamortized deferred policy acquisition costs balances and the amount of related amortization.

INSTITUTIONAL

      The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                            -----------------------
                                                              2002           2001
                                                            --------       --------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $  1,860       $  1,868
Universal life and investment-type product policy fees           152            150
Net investment income                                            985            996
Other revenues                                                   172            167
Net investment losses                                            (82)           (70)
                                                            --------       --------
     Total revenues                                            3,087          3,111
                                                            --------       --------
EXPENSES
Policyholder benefits and claims                               2,169          2,151
Interest credited to policyholder account balances               228            271
Policyholder dividends                                            22             64
Other expenses                                                   385            396
                                                            --------       --------
     Total expenses                                            2,804          2,882
                                                            --------       --------
Income before provision for income taxes                         283            229
Provision for income taxes                                       106             79
                                                            --------       --------
Net income                                                  $    177       $    150
                                                            ========       ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001 - INSTITUTIONAL

      Premiums decreased by $8 million, or less than 1%, to $1,860 million for the three months ended March 31, 2002 from $1,868 million for the comparable 2001 period. Group insurance premiums increased by $35 million as a result of strong sales in the dental, disability and long-term care businesses, partially offset by the impact of lower premiums related to a few large group life customers. In addition, retirement and savings premiums, which can fluctuate significantly between quarters, decreased $43 million as a result of higher premiums received in 2001 from existing customers.

      Universal life and investment-type product policy fees increased by $2 million, or 1%, to $152 million for the three months ended March 31, 2002 from $150 million for the comparable 2001 period. Group universal life experienced a $12 million increase in fees resulting from business growth, partially offset by a $10 million decrease in corporate-owned life insurance. Sales of corporate-owned life insurance vary from period to period.

      Other revenues increased by $5 million, or 3%, to $172 million for the three months ended March 31, 2002 from $167 million for the comparable 2001 period. Group insurance other revenues increased by $14 million. This increase is primarily attributable to sales growth in the dental and disability administrative services businesses, and a settlement received in 2002 related to the former medical business. Retirement and savings' other revenues decreased $9 million primarily due to a reduction in Institutional's investment in separate accounts and a reduction in administrative fees due to the Company's exit from the large market 401(k) business in late 2001.

      Policyholder benefits and claims increased by $18 million, or 1%, to $2,169 million for the three months ended March 31, 2002 from $2,151 million for the comparable 2001 period. Group insurance increased by $79 million, which is largely attributable to growth in this segment's dental, disability and long-term care businesses. Partially offsetting this increase is a reduction in retirement and savings of $61 million, resulting primarily from lower premiums, as noted above, and slightly improved underwriting results.

      Interest credited to policyholder account balances decreased by $43 million, or 16%, to $228 million for the three months ended March 31, 2002 from $271 million for the comparable 2001 period. A $26 million drop in group life is largely attributable to an overall reduction in crediting rates as a result of the low interest rate environment. Retirement and savings decreased by $17 million due to the current low interest rate environment for guaranteed interest and funding agreement contracts.

      Policyholder dividends decreased by $42 million, or 66%, to $22 million for the three months ended March 31, 2002 from $64 million for the comparable 2001 period. The decrease is primarily attributable to dividend payments made on several group life and group disability contracts for the three months ended March 31, 2001. Policyholder dividends vary from period to period based on insurance contract experience.

      Other expenses decreased by $11 million, or 3%, to $385 million for the three months ended March 31, 2002 from $396 million for the comparable 2001 period. Increases in group insurance of $7 million are primarily due to a rise in non-deferrable variable expenses associated with business growth. Non-deferrable variable expenses include premium tax, commissions and administrative expenses for dental, disability and long-term care businesses. Other expenses related to retirement and savings decreased $18 million primarily due to the Company's exit from the large market 401(k) business.

REINSURANCE

      The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                               (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                      $    475      $    410
Net investment income                                               99            97
Other revenues                                                       8             9
Net investment gains                                                 2             5
                                                              --------      --------
     Total revenues                                                584           521
                                                              --------      --------
EXPENSES
Policyholder benefits and claims                                   395           343
Interest credited to policyholder account balances                  34            29
Policyholder dividends                                               5             5
Other expenses                                                      94           100
                                                              --------      --------
     Total expenses                                                528           477
                                                              --------      --------
Income before provision for income taxes                            56            44
Provision for income taxes                                          13            11
Minority interest                                                   19            15
                                                              --------      --------
Net income                                                    $     24      $     18
                                                              ========      ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001 -- REINSURANCE

      Premiums increased by $65 million, or 16%, to $475 million for the three months ended March 31, 2002 from $410 million for the comparable 2001 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues decreased by $1 million, or 11%, to $8 million for the three months ended March 31, 2002 from $9 million for the comparable 2001 period. This decrease is due to lower fees earned on financial reinsurance which can vary period to period.

      Policyholder benefits and claims increased by $52 million, or 15%, to $395 million for the three months ended March 31, 2002 from $343 million for the comparable 2001 period. As a percentage of premiums, policyholder benefits and claims decreased to 83% for the three months ended March 31, 2002 from 84% for the comparable 2001 period. The level of death claims may fluctuate from period to period, but generally exhibits less volatility over the long-term.

      Interest credited to policyholder account balances increased by $5 million, or 17%, to $34 million for the three months ended March 31, 2002 from $29 million for the comparable 2001 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts and certain cash-value contracts. Contributing to this growth was the completion of new single premium deferred annuity coinsurance agreements in the third quarter of 2001 and the first quarter of 2002. Additionally, the crediting rate on certain blocks of annuities is based on the performance of the underlying assets. Therefore, any fluctuations in interest credited related to these blocks are generally offset by a corresponding change in net investment income.

      Policyholder dividends were $5 million for both the three months ended March 31, 2002 and 2001.

      Other expenses decreased by $6 million, or 6%, to $94 million for the three months ended March 31, 2002 from $100 million for the comparable 2001 period. Other expenses, which include underwriting, acquisition and insurance expenses, decreased to 16% of segment revenues for the three months ended March 31, 2002 compared with 19% in the comparable 2001 period. This percentage fluctuates depending on the mix of the underlying insurance products being reinsured as allowances paid, and the related capitalization and amortization, can vary significantly based on the type of business and the reinsurance treaty.

      Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated ("RGA").

AUTO & HOME

      The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                          -----------------------
                                                            2002           2001
                                                          --------       --------
                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                  $    692       $    673
Net investment income                                           45             51
Other revenues                                                   7              6
Net investment losses                                          (14)            (3)
                                                          --------       --------
     Total revenues                                            730            727
                                                          --------       --------
EXPENSES
Policyholder benefits and claims                               495            563
Other expenses                                                 208            209
                                                          --------       --------
     Total expenses                                            703            772
                                                          --------       --------
Income (Loss) before provision for income taxes                 27            (45)
Provision (Benefit) for income taxes                             6            (19)
                                                          --------       --------
Net income (loss)                                         $     21       $    (26)
                                                          ========       ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001 -- AUTO & HOME

      Premiums increased by $19 million, or 3%, to $692 million for the three months ended March 31, 2002 from $673 million for the comparable 2001 period. Auto premiums increased by $17 million largely due to an increase in average premium earned per policy resulting from rate increases. Property premiums remained constant at $160 million. The impact on premiums of rate increases was offset by an anticipated reduction in retention. Premiums from other personal lines increased by $2 million.

      Other revenues increased by $1 million, or 17%, to $7 million for the three months ended March 31, 2002 from $6 million for the comparable 2001 period. The increase is due to higher premium installment fee rates.

      Policyholder benefits and claims decreased by $68 million, or 12%, to $495 million for the three months ended March 31, 2002 from $563 million for the comparable 2001 period. Auto policyholder benefits and claims decreased by $27 million due to improved claim frequency resulting from better winter weather and increased underwriting and agency management actions. Correspondingly, the auto loss ratio decreased to 75% in 2002 from 82.9% in 2001. Property policyholder benefits and claims decreased by $35 million due to improved claim frequency resulting from milder winter weather and the aforementioned underwriting and agency management actions. The property loss ratio decreased to 63.2% in 2002 from 85.5% in 2001. The claims from catastrophes represented 8.7% of the loss ratio in 2002 compared to 11.1% in 2001. Other policyholder benefits and claims declined by $6 million, due to fewer personal umbrella claims.

      Other expenses decreased $1 million to $208 million for the three months ended March 31, 2002 from $209 million for the comparable period in 2001. This decrease is due to a reduction in integration costs associated with the St. Paul acquisition and lower employee costs, partially offset by an increase in expenses related to the outsourced New York assigned risk business. The expense ratio decreased to 30.1% in 2002 from 31.1% in 2001.

      The effective income tax rates for the three months ended March 31, 2002 and 2001 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

ASSET MANAGEMENT

      The following table presents consolidated financial information for the Asset Management segment for the periods indicated:

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                               -----------------------
                                                                 2002           2001
                                                               --------       --------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Net investment income                                          $     14       $     19
Other revenues                                                       40             56
Net investment losses                                                (4)            --
                                                               --------       --------
     Total revenues                                                  50             75
                                                               --------       --------
OTHER EXPENSES                                                       52             66
                                                               --------       --------
Income (Loss) before provision (benefit) for income taxes            (2)             9
Provision (Benefit) for income taxes                                 (1)             3
                                                               --------       --------
Net income (loss)                                              $     (1)      $      6
                                                               ========       ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001 -- ASSET MANAGEMENT

      Other revenues, which primarily comprise management and advisory fees from third parties, decreased by $16 million, or 29%, to $40 million for the three months ended March 31, 2002 from $56 million for the comparable 2001 period.
The most significant factor contributing to this decline is a $17 million decrease resulting from the sale of Conning, which occurred on July 2, 2001. Excluding the impact of this transaction, other revenues increased by $1 million, or 3%, to $40 million in 2002 from $39 million in 2001. This is attributable to an increase in real estate assets under management that command a higher fee. Assets under management decreased from $52 billion as of March
31, 2001 to $51 billion at March 31, 2002. The decrease is a result of institutional customer withdrawals partially offset by increased third party assets under management. This increase reflects continued strong mutual fund sales and the purchase of a $1.7 billion real estate portfolio in the second quarter of 2001. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

      Other expenses decreased by $14 million, or 21%, to $52 million for the three months ended March 31, 2002 from $66 million for the comparable 2001 period. The sale of Conning reduced other expenses by $18 million. Excluding the impact from this transaction, other expenses increased to $52 million in 2002 from $48 million in 2001, due to additions of distribution and service employees to build infrastructure for future growth.

INTERNATIONAL

      The following table presents consolidated financial information for the International segment for the periods indicated:

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                            -----------------------
                                                              2002           2001
                                                            --------       --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $    375       $    177
Universal life and investment-type product policy fees             7             11
Net investment income                                             75             64
Other revenues                                                     3              4
Net investment gains (losses)                                    (22)             1
                                                            --------       --------
     Total revenues                                              438            257
                                                            --------       --------
EXPENSES
Policyholder benefits and claims                                 327            144
Interest credited to policyholder account balances                 9             16
Policyholder dividends                                            11             10
Other expenses                                                    93             67
                                                            --------       --------
     Total expenses                                              440            237
                                                            --------       --------
Income (Loss) before provision for income taxes and
     cumulative effect of accounting change                       (2)            20
Provision for income taxes                                         7             --
                                                            --------       --------
Income (Loss) before cumulative effect of accounting
     change                                                       (9)            20
Cumulative effect of accounting change                             5             --
                                                            --------       --------
Net income (loss)                                           $     (4)      $     20
                                                            ========       ========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001 -- INTERNATIONAL

      Premiums increased by $198 million, or 112%, to $375 million for the three months ended March 31, 2002 from $177 million for the comparable 2001 period. The majority of this increase is attributable to the sale of an annuity contract to a Canadian trust company, a pension manager. This transaction accounted for $103 million of the $198 million fluctuation in premiums. The 2001 acquisition of Seasul in Brazil and the Chilean acquisitions increased premiums by $6 million and $34 million, respectively. Mexico's premiums increased by $31 million, primarily due to increases in its group life, major medical and individual life businesses. South Korea's premiums increased by $20 million, primarily due to improved agent productivity and a larger professional sales force. The remainder of the variance is attributable to minor fluctuations in several countries.

      Universal life and investment type-product policy fees decreased by $4 million, or 36%, to $7 million for the three months ended March 31, 2002 from $11 million for the comparable 2001 period. This decrease is primarily due to a $4 million reduction in fees in Spain caused by a reduction in assets under management, as a result of a planned cessation of product lines offered through a joint venture with Banco Santander.

      Other revenues decreased by $1 million, or 25%, for the three months ended March 31, 2002 from $4 million for the comparable 2001 period. Other revenues in 2001 included $1 million from recoveries related to the settlement of two legal disputes in Canada.

      Policyholder benefits and claims increased by $183 million, or 127%, to $327 million for the three months ended March 31, 2002 from $144 million for the comparable 2001 period. The majority of this increase is attributable to a $103 million increase in liabilities for the aforementioned sale of an annuity contract. Mexico's and South Korea's policyholder benefits and claims increased by $27 million and $13 million, respectively, commensurate with the overall premium variance discussed above. The Chilean acquisitions also contributed $38 million to this variance. The remainder of the variance is attributable to minor fluctuations in several countries.

      Interest credited to policyholder account balances decreased by $7 million, or 44%, to $9 million for the three months ended March 31, 2002 from $16 million for the comparable 2001 period. Spain's interest credited decreased by $4 million due to the planned cessation of product lines mentioned above. Declines in the crediting rates on interest-sensitive products as a result of the current interest rate environments in Mexico and South Korea are primarily responsible for reductions of $2 million and $1 million, respectively, in those countries.

      Policyholder dividends increased by $1 million, or 10%, to $11 million for the three months ended March 31, 2002 from $10 million for the comparable 2001 period. The increase in Mexico's group life sales mentioned above resulted in an increase in policyholder dividends of $1 million.

      Other expenses increased by $26 million, or 39%, to $93 million for the three months ended March 31, 2002 from $67 million for the comparable 2001 period. Brazil's other expenses increased by $4 million due primarily to the acquisition of Seasul. The Chilean acquisitions also led to an increase of $7 million over 2001. Argentina's other expenses rose by $5 million due to a write-off of deferred policy acquisition costs, resulting from a revision in the calculation of estimated gross margins and profits caused by the economic and political events in that country. South Korea's and Mexico's other expenses increased by $6 million and $3 million, respectively, primarily due to the business growth outlined above. The remainder of the variance is attributable to minor fluctuations in several countries.

      The first quarter 2002 results include the continued effects of the Argentine economy.

CORPORATE & OTHER

      Total revenues for Corporate & Other, which consist of net investment income, other revenues, and net investment gains and losses that are not allocated to other business segments, increased by $15 million, or 28%, to $69 million in 2002 from $54 million in 2001. This increase is due to the recognition of investment gains in 2002 compared to losses in 2001, partially offset by decreases in net investment income and other revenues. The decrease in net investment income is due to a lower asset base resulting from the stock repurchase program. The decrease in other revenues is primarily attributable to a decrease in an experience refund associated with a reinsurance policy. Total Corporate & Other expenses increased by $64 million, or 62%, to $168 million in 2002 from $104 million in 2001. The most significant component of this variance is an increase in litigation costs. The first quarter of 2002 includes amounts to cover costs associated with the anticipated resolution of federal government investigations of General American's former Medicare business. In addition, there were increases in interest expense and expenses associated with MetLife's banking initiatives.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

      The primary uses of liquidity of the Holding Company include: cash dividends on common stock, debt service on outstanding debt, including the interest payments on debentures issued to MetLife Capital Trust I and senior notes, contributions to subsidiaries, payment of general operating expenses and the repurchase of the Company's common stock. The Holding Company irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life and other subsidiaries. Other sources of liquidity also include programs for short- and long-term borrowing, as needed, arranged through the Holding Company and MetLife Funding, Inc., a subsidiary of Metropolitan Life, ("MetLife Funding"). In addition, the Holding Company filed a shelf registration statement, effective June 1, 2001, with the Securities and Exchange Commission ("SEC") which permits the registration and issuance of debt and equity securities as described more fully therein. The Company issued senior debt in the amount of $1.25 billion in November 2001 under this registration statement. See " -- The Company-Financing" below.

      Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. MetLife's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

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

      On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program will begin after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market, and in privately negotiated transactions. For the three months ended March 31, 2002 and 2001, 7,680,041 and 7,829,619 shares of common stock have been acquired for $240 million and $238 million, respectively.

      Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies - Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At March 31, 2002 MetLife, Inc. and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

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

      Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. Treasury securities, short-term investments, marketable fixed maturity securities and common stocks. The Company's available portfolio of liquid assets was approximately $109 billion and $108 billion at March 31, 2002 and December 31, 2001, respectively.

      Sources of liquidity also include facilities for short- and long-term borrowing as needed, arranged through the Holding Company and MetLife Funding, Inc., a subsidiary of Metropolitan Life. See "--Financing" below.

      Liquidity Uses. The Company's principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income taxes, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the above-named products, as well as payments for policy surrenders, withdrawals and loans.

      The Company's management believes that its sources of liquidity are more than adequate to meet its current cash requirements. The nature of the Company's diverse product portfolio and customer base lessen the likelihood that normal operations will result in any significant strain on liquidity in 2002. The following table summarizes major contractual obligations, apart from those arising from its ordinary product and investment purchase activities:

CONTRACTUAL OBLIGATIONS             TOTAL         2002          2003          2004          2005          2006       THEREAFTER
-----------------------           --------      --------      --------      --------      --------      --------     ----------
Long-term debt                    $  3,434      $     10      $    439      $     27      $    377      $    601      $  1,980
Operating leases                       641            92           124           104            90            71           160
Company-obligated securities         1,356            --            --            --         1,006            --           350
Partnership investments              1,934         1,934            --            --            --            --            --
Mortgage commitments                   516           516            --            --            --            --            --
                                  --------      --------      --------      --------      --------      --------      --------
Total                             $  7,881      $    618      $    563      $  2,065      $  1,473      $    672      $  2,490
                                  ========      ========      ========      ========      ========      ========      ========

      The Company's committed and unsecured credit facilities aggregating $2.4 billion are principally used as backup for the Company's commercial paper program. A $1 billion facility will expire in 2003 and the remaining facilities will expire in 2005.

      At March 31, 2002, the Company had outstanding approximately $490 million in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

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

      It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Note 6 of Notes to Unaudited Interim Condensed Consolidated Financial Statements and "Legal Proceedings."

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

      The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. Further modifications by state insurance departments may impact the effect of the Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

      Financing. MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both March 31, 2002 and December 31, 2001, MetLife Funding had a tangible net worth of $10.6 million. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At March 31, 2002 and December 31, 2001, MetLife Funding had total outstanding liabilities of $556 million and $133 million, respectively, consisting primarily of commercial paper. The Holding Company is authorized to raise funds from various funding sources and uses the proceeds for general corporate purposes. At both
March 31, 2002 and December 31, 2001, the Holding Company had no short-term debt outstanding. In November 2001, the Holding Company issued $750 million 6.125% senior notes due 2011 and $500 million 5.25% senior notes due 2006 under the shelf registration statement discussed above in " -- the Holding Company."

      The Company also maintained approximately $2.4 billion in committed credit facilities at both March 31, 2002 and December 31, 2001. At both March 31, 2002 and December 31, 2001, there was approximately $24 million outstanding under these facilities. At March 31, 2002, $490 million in letters of credit from various banks were outstanding.

      Support Agreements. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("New England Life"), whereby it is obligated to maintain New England Life's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England Life at March 31, 2002 was in excess of the amount that would trigger such an event.

      In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"), whereby Metropolitan Life is obligated to maintain General American's statutory capital and surplus at the greater of $10 million or the amount necessary to maintain the capital and surplus of General American at a level not less than 180% of the NAIC Risk Based Capitalization Model. The capital and surplus of General American at March 31, 2002 was in excess of the required amount.

      Metropolitan Life has also entered into arrangements with some of its other subsidiaries and affiliates to assist such subsidiaries and affiliates in meeting various jurisdictions' regulatory requirements regarding capital and surplus. In addition, Metropolitan Life has entered into a support arrangement with respect to reinsurance obligations of a subsidiary. Management does not anticipate that these arrangements will place any significant demands upon the Company's liquidity resources.

      The Holding Company has agreed to make capital contributions, in any event not to exceed $120 million, to MIAC in the aggregate amount of the excess of (i) the debt service payments required to be made, and the capital expenditure payments required to be made or reserved for, under the borrowings made in November 2001, to fund the purchase by MIAC of certain real estate properties from Metropolitan Life during the two year period following the date of borrowings, over (ii) the cash flows generated by these properties.

      Consolidated Cash Flows. Net cash provided by operating activities was $578 million and $791 million for the three months ended March 31, 2002 and 2001, respectively. The fluctuation in cash provided by the Company's operations between periods is primarily due to an increase in insurance related liabilities. Net cash provided by operating activities in the periods presented was more than adequate to meet liquidity requirements.

      Net cash used in investing activities was $4,847 million and $1,102 million for the three months ended March 31, 2002 and 2001, respectively. Purchases of investments exceeded sales, maturities and repayments by $4,268 million and $1,697 million in 2002 and 2001, respectively. The net purchases were primarily attributable to cash received from the debt offering in the fourth quarter of 2001 that was reinvested in long-term bonds and short-term investments during the first quarter of 2002.

      Net cash provided by financing activities was $820 million and $1,082 million for the three months ended March 31, 2002 and 2001, respectively. Deposits to policyholder's account balances exceeded withdrawals by $1,063 million and $815 million for the three months ended March 31, 2002 and 2001, respectively. Short-term financing increased by $191 million in 2002 compared with an increase of $502 million in 2001.

      The operating, investing and financing activities described above resulted in a $3,449 million decrease in cash and cash equivalents for the three months ended March 31, 2002 and a $771 million increase in cash and cash equivalents for the comparable 2001 period.

EFFECTS OF INFLATION

      The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

      During 2002, the Company adopted or applied the following accounting standards: (i) Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), (ii) SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and (iii) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). In accordance with SFAS 141, the Company eliminated $5 million of negative goodwill, which reflects a cumulative effect of a change in accounting. On January 1, 2002, the Company adopted SFAS 142 and, as such, did not record amortization of goodwill for the three months ended March 31, 2002, whereas for the three months ended March 31, 2001, the Company recorded an expense of $12 million. The Company (i) has determined that there were no significant reclassifications between goodwill and other intangible asset balances, (ii) has tentatively determined that there will be no significant impairment of other intangible assets as of January 1, 2002,
(iii) will complete the first step of the impairment test by June 30, 2002, and,
(iv) will determine the amount of goodwill impairment, if any, by December 31, 2002. The adoption of SFAS 144 by the Company did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

      The Financial Accounting Standards Board ("FASB") is currently deliberating the issuance of an interpretation of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to provide additional guidance to assist companies in identifying and accounting for special purpose entities ("SPEs"), including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of an SPE unless the SPE can meet certain independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities by the Company.

      The FASB is currently deliberating the issuance of a proposed statement that would amend SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The proposed statement will address and resolve certain pending Derivatives Implementation Group ("DIG") issues. The outcome of the pending DIG issues and other provisions of the statement could impact the Company's accounting for beneficial interests, loan commitments and other transactions deemed to be derivatives under the new statement.

INVESTMENTS

      The Company had total cash and invested assets at March 31, 2002 of $169.6 billion. In addition, the Company had $62.5 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

      The following table summarizes the Company's cash and invested assets at:

                                                                   MARCH 31, 2002            DECEMBER 31, 2001
                                                               ----------------------      ----------------------
                                                               CARRYING        % OF        CARRYING        % OF
                                                                VALUE          TOTAL        VALUE          TOTAL
                                                               --------      --------      --------      --------
                                                                              (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value             $118,477          69.9%     $115,398          68.0%
Mortgage loans on real estate                                    23,684          14.0        23,621          13.9
Policy loans                                                      8,310           4.9         8,272           4.9
Cash and cash equivalents                                         4,024           2.4         7,473           4.4
Real estate and real estate joint ventures                        5,862           3.4         5,730           3.4
Equity securities and other limited partnership interests         3,311           1.9         4,700           2.8
Other invested assets                                             3,512           2.1         3,298           1.9
Short-term investments                                            2,410           1.4         1,203           0.7
                                                               --------      --------      --------      --------
       Total cash and invested assets                          $169,590         100.0%     $169,695         100.0%
                                                               ========      ========      ========      ========

INVESTMENT RESULTS

      The annualized yields on general account cash and invested assets, excluding net investment gains and losses, were 7.2% and 7.6% for the three months ended March 31, 2002 and 2001, respectively.

      The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months ended March 31, 2002 and 2001:

                                              AT OR FOR THE THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------
                                                      2002                    2001
                                             ---------------------   ---------------------
                                             YIELD (1)     AMOUNT    YIELD (1)     AMOUNT
                                             ---------   ---------   ---------   ---------
                                                         (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                                7.56%   $   1,957       7.64%   $   1,936
Net investment losses                                         (165)                   (151)
                                                         ---------               ---------
      Total                                              $   1,792               $   1,785
                                                         ---------               ---------
Ending assets                                            $ 118,477               $ 116,811
                                                         ---------               ---------
MORTGAGE LOANS: (3)
Investment income                                7.81%   $     462       7.92%   $     435
Net investment gains (losses)                                  (19)                      2
                                                         ---------               ---------
      Total                                              $     443               $     437
                                                         ---------               ---------
Ending assets                                            $  23,684               $  22,011
                                                         ---------               ---------
REAL ESTATE AND REAL ESTATE JOINT
      VENTURES: (4)
Investment income, net of expenses              10.36%   $     150      11.78%   $     161
Net investment gains (losses)                                   (2)                      5
                                                         ---------               ---------
      Total                                              $     148               $     166
                                                         ---------               ---------
Ending assets                                            $   5,862               $   5,451
                                                         ---------               ---------
POLICY LOANS:
Investment income                                6.35%   $     131       6.55%   $     134
                                                         ---------               ---------
Ending assets                                            $   8,310               $   8,149
                                                         ---------               ---------
EQUITY SECURITIES AND OTHER LIMITED
      PARTNERSHIP INTERESTS:
Investment income                                0.87%   $       9       7.21%   $      67
Net investment gains (losses)                                  161                     (99)
                                                         ---------               ---------
      Total                                              $     170               $     (32)
                                                         ---------               ---------
Ending assets                                            $   3,311               $   3,585
                                                         ---------               ---------
CASH, CASH EQUIVALENTS AND SHORT-TERM
      INVESTMENTS:
Investment income                                4.92%   $      83       5.84%   $      72
Net investment gains                                             2                      --
                                                         ---------               ---------
      Total                                              $      85               $      72
                                                         ---------               ---------
Ending assets                                            $   6,434               $   5,123
                                                         ---------               ---------
OTHER INVESTED ASSETS:
Investment income                                5.49%   $      46       8.36%   $      67
Net investment gains (losses)                                  (82)                     68
                                                         ---------               ---------
      Total                                              $     (36)              $     135
                                                         ---------               ---------
Ending assets                                            $   3,512               $   3,577
                                                         ---------               ---------
TOTAL INVESTMENTS:
Investment income before expenses and fees       7.31%   $   2,838       7.72%   $   2,872
Investment expenses and fees                    (0.13%)        (49)     (0.15%)        (56)
                                             ---------   ---------   ---------   ---------
Net investment income                            7.18%   $   2,789       7.57%   $   2,816
Net investment losses                                         (105)                   (175)
Adjustments to investment losses (5)                            13                      30
                                                         ---------               ---------
      Total                                              $   2,697               $   2,671
                                                         =========               =========


(1) Yields are based on quarterly average asset carrying values for the three months ended March 31, 2002 and 2001, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $995 million and $1,224 million at March 31, 2002 and 2001, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(3)   Investment income from mortgage loans includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $58 million and $54 million for the three months ended March 31, 2002 and 2001, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

FIXED MATURITIES

      Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 69.9% and 68.0% of total cash and invested assets at March 31, 2002 and December 31, 2001, respectively.

      Based on estimated fair value, public fixed maturities and private fixed maturities comprised 85.3% and 14.7%, respectively, of total fixed maturities at March 31, 2002 and 83.7% and 16.3%, respectively, at December 31, 2001. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities, (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral, and (iii) increase diversification. However, the Company may not freely trade its private placements because of restrictions imposed by federal and state securities laws and illiquid trading markets.

      The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB-" or higher by Standard & Poor's ("S&P")) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

      The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                               MARCH 31, 2002                    DECEMBER 31, 2001
                                       -------------------------------    -------------------------------
                                                    ESTIMATED                          ESTIMATED
 NAIC          RATING AGENCY           AMORTIZED       FAIR      % OF     AMORTIZED       FAIR      % OF
RATING     EQUIVALENT DESIGNATION         COST        VALUE      TOTAL       COST        VALUE      TOTAL
------   --------------------------    ---------    ---------    -----    ---------    ---------    -----
                                                             (DOLLARS IN MILLIONS)
   1     Aaa/Aa/A                      $  75,778    $  77,569     65.5%   $  72,098    $  75,265     65.2%
   2     Baa                              30,275       30,314     25.6       29,128       29,581     25.6
   3     Ba                                5,647        5,546      4.7        6,021        5,856      5.1
   4     B                                 3,426        3,409      2.9        3,205        3,100      2.7
   5     Caa and lower                       716          625      0.5          726          597      0.5
   6     In or near default                  317          264      0.2          327          237      0.2
                                       ---------    ---------    -----    ---------    ---------    -----
         Subtotal                        116,159      117,727     99.4      111,505      114,636     99.3
         Redeemable preferred stock          791          750      0.6          783          762      0.7
                                       ---------    ---------    -----    ---------    ---------    -----
         Total fixed maturities        $ 116,950    $ 118,477    100.0%   $ 112,288    $ 115,398    100.0%
                                       =========    =========    =====    =========    =========    =====

      Based on estimated fair values, total investment grade public and private placement fixed maturities comprised 91.1% and 90.9% of total fixed maturities in the general account at March 31, 2002 and December 31, 2001, respectively.

      The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                                            MARCH 31, 2002            DECEMBER 31, 2001
                                                      -----------------------     -----------------------
                                                                    ESTIMATED                   ESTIMATED
                                                      AMORTIZED        FAIR       AMORTIZED        FAIR
                                                         COST         VALUE          COST         VALUE
                                                       --------      --------      --------      --------
                                                                      (DOLLARS IN MILLIONS)
Due in one year or less                                $  3,921      $  3,962      $  4,001      $  4,049
Due after one year through five years                    21,443        21,895        20,168        20,841
Due after five years through ten years                   22,074        22,160        22,937        23,255
Due after ten years                                      31,905        32,530        30,565        32,017
                                                       --------      --------      --------      --------
      Subtotal                                           79,343        80,547        77,671        80,162
Mortgage-backed and other asset-backed securities        36,816        37,180        33,834        34,474
                                                       --------      --------      --------      --------
      Subtotal                                          116,159       117,727       111,505       114,636
Redeemable preferred stock                                  791           750           783           762
                                                       --------      --------      --------      --------
      Total fixed maturities                           $116,950      $118,477      $112,288      $115,398
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

      The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured fixed maturities at:

                                   MARCH 31, 2002            DECEMBER 31, 2001
                             -----------------------      -----------------------
                              ESTIMATED       % OF         ESTIMATED       % OF
                             FAIR VALUE      TOTAL        FAIR VALUE      TOTAL
                             ----------      -----        ----------      -----
                                             (DOLLARS IN MILLIONS)
Performing                    $117,767          99.4%      $114,879          99.6%
Potential Problem                  446           0.4            386           0.3
Problem                            242           0.2            111           0.1
Restructured                        22           0.0             22           0.0
                              --------      --------       --------      --------
      Total                   $118,477         100.0%      $115,398         100.0%
                              ========      ========       ========      ========

      The Company classifies all of its fixed maturities as available-for-sale and marks them to market. The Company writes down to fair value fixed maturities that it deems to be other than temporarily impaired. The Company records write-downs as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Such write-downs were $275 million and $47 million for the three months ended March 31, 2002 and 2001, respectively.

      Fixed Maturities by Sector. The Company diversifies its fixed maturities by security sector. The following table sets forth the estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at:

                                        MARCH 31, 2002             DECEMBER 31, 2001
                                  -----------------------      -----------------------
                                   ESTIMATED       % OF         ESTIMATED       % OF
                                  FAIR VALUE      TOTAL        FAIR VALUE      TOTAL
                                  ----------      -----        ----------      -----
                                                  (DOLLARS IN MILLIONS)
U.S. treasuries/agencies           $  8,962           7.6%      $  9,213           8.0%
Corporate securities                 63,353          53.6         62,656          54.3
Foreign government securities         5,150           4.3          4,890           4.2
Mortgage-backed securities           28,608          24.1         26,328          22.8
Asset-backed securities               8,573           7.2          8,146           7.1
Other fixed income assets             3,831           3.2          4,165           3.6
                                   --------      --------       --------      --------
       Total                       $118,477         100.0%      $115,398         100.0%
                                   ========      ========       ========      ========

      Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                             MARCH 31, 2002             DECEMBER 31, 2001
                       -----------------------      -----------------------
                        ESTIMATED       % OF         ESTIMATED       % OF
                       FAIR VALUE      TOTAL        FAIR VALUE      TOTAL
                       ----------      -----        ----------      -----
                                       (DOLLARS IN MILLIONS)
Industrial              $ 27,705          43.7%      $ 27,346          43.7%
Utility                    6,636          10.5          7,030          11.2
Finance                   13,708          21.6         12,997          20.7
Yankee/Foreign (1)        14,675          23.2         14,767          23.6
Other                        629           1.0            516           0.8
                        --------      --------       --------      --------
      Total             $ 63,353         100.0%      $ 62,656         100.0%
                        ========      ========       ========      ========

(1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

      The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of its total invested assets. At March 31, 2002, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,653 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at March 31, 2002 was $657 million.

      At March 31, 2002 and December 31, 2001, investments of $7,237 million and $7,120 million, respectively, or 49.3% and 48.2%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

      The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

      The Company's exposure to future deterioration in the economic and political environment in Argentina, with respect to its Argentine-related investments, is limited to the net carrying value of those assets, which totaled approximately $200 million as of March 31, 2002.

      Mortgage-Backed Securities. The following table shows the types of mortgage-backed securities the Company held at:

                                                MARCH 31, 2002             DECEMBER 31, 2001
                                          -----------------------      -----------------------
                                           ESTIMATED       % OF         ESTIMATED       % OF
                                          FAIR VALUE       TOTAL       FAIR VALUE       TOTAL
                                          ----------       -----       ----------       -----
                                                          (DOLLARS IN MILLIONS)
Pass-through securities                    $ 13,361          46.7%      $ 10,542          40.0%
Collateralized mortgage obligations          10,109          35.3         10,432          39.7
Commercial mortgage-backed securities         5,138          18.0          5,354          20.3
                                           --------      --------       --------      --------
           Total                           $ 28,608         100.0%      $ 26,328         100.0%
                                           ========      ========       ========      ========

      At March 31, 2002, pass-through and collateralized mortgage obligations totaled $23,470 million, or 82.0% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Other types of mortgage-backed securities comprised the balance of such amounts reflected in the table. At March 31, 2002, approximately $2,814 million, or 54.8% of the commercial mortgage-backed securities, and

$21,322 million, or 90.8% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

      The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash flow will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

      Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturities assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed securities investments generally have little sensitivity to changes in interest rates. Approximately $3,694 million and $3,427 million, or 43.1% and 42.1%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at March 31, 2002 and December 31, 2001, respectively.

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

      The Company also sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns a management fee on the outstanding securitized asset balance. When the Company transfers assets to an SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. The Company has sponsored four securitizations with a total of approximately $1.5 billion in financial assets as of March 31, 2002. Two of these transactions, which were executed in 2001, included the transfer of assets totaling approximately $289 million which resulted in the recognition of an insignificant amount of investment gains. The Company's beneficial interests in these SPEs and the related investment income were insignificant as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001.

      The Company also invests in structured investment transactions which are managed and controlled by unrelated third parties. In instances where the Company exercises significant influence over the operating and financial policies of an SPE, the beneficial interests are accounted for in accordance with the equity method of accounting. Where the Company does not exercise significant influence, the structure of the beneficial interests (i.e., debt or equity securities) determines the method of accounting for the investment. Such beneficial interests generally are structured notes, which are classified as fixed maturities, and the related income is recognized using the retrospective interest method. Beneficial interests other than structured notes are also classified as fixed maturities, and the related income is recognized using the level yield method. The carrying value of all such investments was approximately $1.6 billion at both March 31, 2002 and December 31, 2001. The related income
(loss) recognized was $33 million and ($13) million for the three months ended March 31, 2002 and 2001, respectively.

MORTGAGE LOANS

      The Company's mortgage loans are collateralized by commercial, agricultural and residential properties. Mortgage loans comprised 14.0% and 13.9% of the Company's total cash and invested assets at March 31, 2002 and December 31, 2001, respectively. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans by type at:

                                 MARCH 31, 2002             DECEMBER 31, 2001
                            ----------------------       ----------------------
                            CARRYING        % OF         CARRYING        % OF
                              VALUE         TOTAL          VALUE         TOTAL
                            --------      --------       --------      --------
                                           (DOLLARS IN MILLIONS)
Commercial                  $ 18,085          76.4%      $ 17,959          76.0%
Agricultural                   5,196          21.9          5,268          22.3
Residential                      403           1.7            394           1.7
                            --------      --------       --------      --------
      Total                 $ 23,684         100.0%      $ 23,621         100.0%
                            ========      ========       ========      ========

      Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                     MARCH 31, 2002             DECEMBER 31, 2001
                                ----------------------       ----------------------
                                CARRYING        % OF         CARRYING        % OF
                                  VALUE         TOTAL          VALUE         TOTAL
                                --------      --------       --------      --------
                                               (DOLLARS IN MILLIONS)
REGION
South Atlantic                  $  4,736          26.2%      $  4,729          26.3%
Pacific                            3,642          20.1          3,593          20.0
Middle Atlantic                    3,309          18.3          3,248          18.1
East North Central                 1,959          10.8          2,003          11.2
West South Central                   993           5.5          1,021           5.7
New England                        1,286           7.1          1,198           6.7
Mountain                             795           4.4            733           4.1
West North Central                   666           3.7            727           4.0
International                        519           2.9            526           2.9
East South Central                   180           1.0            181           1.0
                                --------      --------       --------      --------
      Total                     $ 18,085         100.0%      $ 17,959         100.0%
                                ========      ========       ========      ========
PROPERTY TYPE
Office                          $  8,165          45.1%      $  8,293          46.2%
Retail                             4,383          24.2          4,208          23.4
Apartments                         2,584          14.3          2,553          14.2
Industrial                         1,912          10.6          1,813          10.1
Hotel                                828           4.6            864           4.8
Other                                213           1.2            228           1.3
                                --------      --------       --------      --------
      Total                     $ 18,085         100.0%      $ 17,959         100.0%
                                ========      ========       ========      ========

      The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                   MARCH 31, 2002             DECEMBER 31, 2001
                                              ----------------------       ----------------------
                                              CARRYING        % OF         CARRYING        % OF
                                                VALUE         TOTAL          VALUE         TOTAL
                                              --------      --------       --------      --------
                                                             (DOLLARS IN MILLIONS)
Due in one year or less                       $    955           5.3%      $    840           4.7%
Due after one year through two years               821           4.5            677           3.8
Due after two years through three years          1,338           7.4          1,532           8.5
Due after three years through four years         2,251          12.4          1,772           9.9
Due after four years through five years          1,816          10.1          2,078          11.6
Due after five years                            10,904          60.3         11,060          61.5
                                              --------      --------       --------      --------
      Total                                   $ 18,085         100.0%      $ 17,959         100.0%
                                              ========      ========       ========      ========

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

      The Company reviews all mortgage loans at least annually. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis and tenant creditworthiness. The Company also reviews loan-to-value ratios and debt coverage ratios for restructured loans, delinquent loans, loans under foreclosure, potentially delinquent loans, loans with an existing valuation allowance, loans maturing within two years and loans with a loan-to-value ratio greater than 90% as determined in the prior year.

      The Company establishes valuation allowances for loans that it deems impaired, as determined through its mortgage review process. The Company defines impaired loans consistent with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as loans which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses.

      The following table presents the amortized cost and valuation allowances for commercial mortgage loans distributed by loan classification at:

                                          MARCH 31, 2002                                   DECEMBER 31, 2001
                          ----------------------------------------------    ----------------------------------------------
                                                                  % OF                                             % OF
                          AMORTIZED     % OF       VALUATION   AMORTIZED    AMORTIZED     % OF       VALUATION   AMORTIZED
                          COST (1)      TOTAL      ALLOWANCE     COST       COST (1)      TOTAL      ALLOWANCE     COST
                          --------      -----      ---------     ----       --------      -----      ---------     ----
                                                                                          (DOLLARS IN MILLIONS)
Performing                $ 17,631        96.7%    $     60         0.3%    $ 17,495        96.6%    $     52         0.3%
Restructured                   451         2.5           54        12.0%         448         2.5           55        12.3%
Delinquent or under
      foreclosure               19         0.1            6        31.6%          14         0.1            7        50.0%
Potentially delinquent         132         0.7           28        21.2%         136         0.8           20        14.7%
                          --------    --------     --------                 --------    --------     --------
      Total               $ 18,233       100.0%    $    148         0.8%    $ 18,093       100.0%    $    134         0.7%
                          ========    ========     ========                 ========    ========     ========


----------

(1)   Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2002
                                                               --------------
                                                           (DOLLARS IN MILLIONS)
Balance, beginning of period                                      $    134
Net additions charged to operations                                     18
Deductions for writedowns and dispositions                              (4)
                                                                  --------
Balance, end of period                                            $    148
                                                                  ========

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

      Approximately 62.4% of the $5,196 million of agricultural mortgage loans outstanding at March 31, 2002 was subject to rate resets prior to maturity. A substantial portion of these loans generally are successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

      The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:


                                         MARCH 31, 2002                                 DECEMBER 31, 2001
                          ----------------------------------------------    ----------------------------------------------
                                                                 % OF                                              % OF
                          AMORTIZED     % OF       VALUATION   AMORTIZED    AMORTIZED     % OF       VALUATION   AMORTIZED
                          COST (1)      TOTAL      ALLOWANCE     COST       COST (1)      TOTAL      ALLOWANCE     COST
                          --------      -----      ---------     ----       --------      -----      ---------     ----
                                                               (DOLLARS IN MILLIONS)
Performing                $  4,930        94.8%    $     --         0.0%    $  5,055        95.8%    $      3         0.1%
Restructured                   184         3.5            3         1.6%         188         3.6            3         1.6%
Delinquent or under
      foreclosure               77         1.5            1         1.3%          29         0.5            2         6.9%
Potentially delinquent           9         0.2           --         0.0%           5         0.1            1        20.0%
                          --------    --------     --------                 --------    --------     --------
      Total               $  5,200       100.0%    $      4         0.1%    $  5,277       100.0%    $      9         0.2%
                          ========    ========     ========                 ========    ========     ========


----------

(1)   Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2002
                                                                --------------
                                                            (DOLLARS IN MILLIONS)
Balance, beginning of period                                       $      9
Deductions for writedowns and dispositions                               (5)
                                                                   --------
Balance, end of period                                             $      4
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

REAL ESTATE AND REAL ESTATE JOINT VENTURES

      The Company's real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At March 31, 2002 and December 31, 2001, the carrying value of the Company's real estate and real estate joint ventures was $5,862 million and $5,730 million, respectively, or 3.4% and 3.4%, respectively, of total cash and invested assets. The carrying value of real estate was stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures was stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's real estate and real estate joint ventures at:

                                    MARCH 31, 2002             DECEMBER 31, 2001
                                ----------------------       ----------------------
                                CARRYING        % OF         CARRYING        % OF
TYPE                              VALUE         TOTAL          VALUE         TOTAL
                                --------      --------       --------      --------
                                               (DOLLARS IN MILLIONS)
Real estate                     $  5,520          94.1%      $  5,325          92.9%
Real estate joint ventures           291           5.0            356           6.2
                                --------      --------       --------      --------
  Subtotal                         5,811          99.1          5,681          99.1
Foreclosed real estate                51           0.9             49           0.9
                                --------      --------       --------      --------
  Total                         $  5,862         100.0%      $  5,730         100.0%
                                ========      ========       ========      ========


      Office properties representing 62.6% and 63.5% of the Company's real estate and real estate joint venture holdings at March 31, 2002 and December 31, 2001, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 93% and 92% at March 31, 2002 and December 31, 2001, respectively.

      The Company classifies real estate and real estate joint ventures as held-for-investment or held-for-sale. The carrying value of real estate and real estate joint ventures held-for-investment was $5,743 million and $5,633 million at March 31, 2002 and December 31, 2001, respectively. The carrying value of real estate and real estate joint ventures held-for-sale was $119 million and $97 million at March 31, 2002 and December 31, 2001, respectively.

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

      Once the Company identifies a property that is expected to be sold within one year and commences a firm plan for marketing the property, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses. If circumstances arise that were previously considered unlikely and, as a result, the property is expected to be on the market longer than anticipated, a held-for-sale property is reclassified as held-for-investment and measured as such.

      The Company's carrying value of real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $119 million and $97 million at March 31, 2002 and December 31, 2001, respectively, are net of impairments of $88 million and $88 million, respectively, and net of valuation allowances of $33 million and $35 million, respectively.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

      The Company's carrying value of equity securities, which primarily consists of investments in common stocks, was $1,494 million and $3,063 million at March 31, 2002 and December 31, 2001, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $1,817 million and $1,637 million at March 31, 2002 and December 31, 2001, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 0.9% and 1.8% of cash and invested assets at March 31, 2002 and December 31, 2001, respectively.

      Equity securities include, at March 31, 2002 and December 31, 2001, $243 million and $329 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

      During the year ended December 31, 2001, two exchangeable subordinated debt securities matured, resulting in a gross gain of $44 million on the equity exchanged in satisfaction of the note. In February 2002, the remaining exchangeable debt security issued by the Company matured. The debt security was satisfied for cash, and no equity was exchanged.

      The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,934 million and $1,898 million at March 31, 2002 and December 31, 2001, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

      Equity securities or other limited partnership interests which are deemed to be other than temporarily impaired are written down to fair value. Write-downs are recorded as investment losses and the cost basis of the equity securities and other limited partnership interests are adjusted accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. For the three months ended March 31, 2002 and 2001, such write-downs were $36 million and $97 million, respectively.

OTHER INVESTED ASSETS

      The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $2.9 billion and $2.7 billion at March 31, 2002 and December 31, 2001, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms. The Company's other invested assets represented 2.1% and 1.9% of cash and invested assets at March 31, 2002 and December 31, 2001, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

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

      The table below provides a summary of the carrying value, notional amount and fair value of derivative financial instruments held at:

                                                   MARCH 31, 2002                                  DECEMBER 31, 2001
                                   ----------------------------------------------   ----------------------------------------------
                                                                 FAIR VALUE                                       FAIR VALUE
                                   CARRYING     NOTIONAL    ---------------------   CARRYING     NOTIONAL    ---------------------
                                     VALUE       AMOUNT      ASSETS   LIABILITIES     VALUE       AMOUNT      ASSETS   LIABILITIES
                                     -----       ------      ------   -----------     -----       ------      ------   -----------
                                                                       (DOLLARS IN MILLIONS)
Financial futures                  $     (6)    $    260    $     --    $      6    $     --     $     --    $     --    $     --
Interest rate swaps                      35        2,251          58          23          70        1,849          79           9
Floors                                    3          325           3          --          11          325          11          --
Caps                                      2        4,289           2          --           5        7,890           5          --
Foreign currency swaps                  184        1,931         200          16         162        1,925         188          26
Exchange traded options                  --           --          --          --         (12)       1,857          --          12
Foreign exchange contracts               --           53          --          --           4           67           4          --
Written covered calls                    --           40          --          --          --           40          --          --
Credit default swaps                     --          270          --          --          --          270          --          --
                                   --------     --------    --------    --------    --------     --------    --------    --------
  Total contractual commitments    $    218     $  9,419    $    263    $     45    $    240     $ 14,223    $    287    $     47
                                   ========     ========    ========    ========    ========     ========    ========    ========


SECURITIES LENDING

      Pursuant to the Company's securities lending program, it lends securities to major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis. The Company's securities on loan at March 31, 2002 and December 31, 2001 had estimated fair values of $14,006 million and $14,404 million, respectively.

SEPARATE ACCOUNT ASSETS

      The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client comingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the Department. The Company monitors these requirements at least monthly and, in addition, performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders, and, accordingly, the Company does not reflect them in its unaudited interim condensed consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 2001, a description of which may be found in MetLife's 2001 Annual Report on Form 10-K filed with the SEC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The following should be read in conjunction with Note 6 to unaudited interim condensed consolidated financial statements in Part I of this Report.

            Sales Practices Claims

            As previously disclosed, over the past several years Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims." Settlements have been reached in the sales practices class actions against Metropolitan Life, New England Mutual and General American. Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. As of March 31, 2002, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 70 lawsuits pending against New England Mutual and approximately 50 of such lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to vigorously defend themselves against these lawsuits.

            In March 2002, a purported class action complaint was filed in the United States District Court for the District of Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of policyholders who purchased corporate owned life insurance policies, bank owned life insurance policies, pension policies and work site marketing policies. These policyholders were not part of the New England Mutual class action settlement noted above. New England Mutual intends to vigorously defend itself against the case.

            The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

            Asbestos-Related Claims

            As previously reported, Metropolitan Life received approximately 59,500 asbestos-related claims in 2001. During the first three months of 2002, Metropolitan Life received approximately 11,800 asbestos-related claims.

            Property and Casualty Actions

            In February 2002, a new purported class action suit was filed against Metropolitan Property and Casualty Insurance Company in a state court in Georgia involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. A tentative settlement has been reached in this case.

            Other

            As previously disclosed, General American has received and responded to subpoenas for documents and other information from the office of the U.S. Attorney for the Eastern District of Missouri with respect to certain administrative services provided by its former Medicare Unit during the period January 1, 1988 through December 31, 1998, which services ended and which unit was disbanded prior to MetLife's acquisition of General American. In March 2002, General American and the federal government reached an agreement in principle to resolve all issues through a civil settlement. MetLife has recorded a $48 million charge, net of income taxes, to cover costs associated with the anticipated resolution of the investigations. The agreement is subject to approvals and there can be no assurance that it will be approved.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (b) Reports on Form 8-K

                  During the three months ended March 31, 2002, the following current reports were filed on Form 8-K:

            1. Current Report on Form 8-K filed February 7, 2002 attaching press release dated February 7, 2002 announcing fourth quarter 2001 charge.

            2. Current Report on Form 8-K filed February 12, 2002 attaching press release dated February 12, 2002 announcing MetLife's fourth quarter and full year 2001 results.

            3. Current Report on Form 8-K filed February 20, 2002 attaching press release dated February 19, 2002 announcing additional stock repurchase program.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        METLIFE, INC.

                                        By: /s/ Virginia M. Wilson
                                            ----------------------------------
                                            Virginia M. Wilson
                                            Senior Vice-President and Controller
                                            (Authorized signatory and
                                            principal accounting officer)

Date: May 14, 2002

                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER                             EXHIBIT NAME                           NUMBER