Form 10-Q
period 2002-06-30
METLIFE INC
filed 2002-08-14
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES [X] NO [ ]

At August 7, 2002, 701,878,412 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
    Interim Condensed Consolidated Balance Sheets at June 30, 2002
      (Unaudited) and December 31, 2001...................................    4
    Unaudited Interim Condensed Consolidated Statements of Income for the
      three months and six months ended June 30, 2002 and 2001............    5
    Unaudited Interim Condensed Consolidated Statement of Stockholders'
      Equity for the six months ended June 30, 2002.......................    6
    Unaudited Interim Condensed Consolidated Statements of Cash Flows for
      the six months ended June 30, 2002 and 2001.........................    7
    Notes to Unaudited Interim Condensed Consolidated Financial Statements    8
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.................................................   22
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   63
PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS...............................................   64
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   66
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................   67

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

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) MetLife, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse litigation or arbitration results; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's or its affiliates' claims paying ability, financial strength or debt ratings; (x) changes in rating agency policies or practices;
(xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xiv) other risks and uncertainties described from time to time in MetLife, Inc.'s filings with the Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2002            2001
                                                                                 ----------     ------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value (amortized cost:
    $120,497 and $112,288, respectively)                                         $  124,067      $  115,398
  Equity securities, at fair value (cost: $1,525 and $2,459, respectively)            1,661           3,063
  Mortgage loans on real estate                                                      23,733          23,621
  Policy loans                                                                        8,316           8,272
  Real estate and real estate joint ventures                                          5,963           5,730
  Other limited partnership interests                                                 1,785           1,637
  Short-term investments                                                              2,233           1,203
  Other invested assets                                                               3,271           3,298
                                                                                 ----------      ----------
    Total investments                                                               171,029         162,222
Cash and cash equivalents                                                             3,563           7,473
Accrued investment income                                                             2,215           2,062
Premiums and other receivables                                                        8,170           6,437
Deferred policy acquisition costs                                                    11,774          11,167
Other assets                                                                          5,197           4,823
Separate account assets                                                              59,283          62,714
                                                                                 ----------      ----------
    Total assets                                                                 $  261,231      $  256,898
                                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits                                                         $   87,268      $   84,924
  Policyholder account balances                                                      63,005          58,923
  Other policyholder funds                                                            5,692           5,332
  Policyholder dividends payable                                                      1,104           1,046
  Policyholder dividend obligation                                                      932             708
  Short-term debt                                                                        52             355
  Long-term debt                                                                      3,436           3,628
  Current income taxes payable                                                          300             306
  Deferred income taxes payable                                                       1,385           1,526
  Payables under securities loaned transactions                                      13,486          12,661
  Other liabilities                                                                   7,884           7,457
  Separate account liabilities                                                       59,283          62,714
                                                                                 ----------      ----------
    Total liabilities                                                               243,827         239,580
                                                                                 ----------      ----------

Commitments and contingencies (Note 8)

Company-obligated mandatorily redeemable securities of subsidiary trusts              1,260           1,256
                                                                                 ----------      ----------

Stockholders' Equity:
  Preferred stock, par value $0.01 per share; 200,000,000 shares authorized;
    none issued                                                                          --              --
  Series A junior participating preferred stock                                          --              --
  Common stock, par value $0.01 per share; 3,000,000,000 shares authorized;
    786,766,664 shares issued at June 30, 2002 and December 31, 2001;
    701,878,412 shares outstanding at June 30, 2002 and 715,506,525 shares
    outstanding at December 31, 2001                                                      8               8
  Additional paid-in capital                                                         14,967          14,966
  Retained earnings                                                                   2,065           1,349
  Treasury stock, at cost; 84,888,252 shares at June 30, 2002 and 71,260,139
    shares at December 31, 2001                                                      (2,365)         (1,934)
  Accumulated other comprehensive income                                              1,469           1,673
                                                                                 ----------      ----------
    Total stockholders' equity                                                       16,144          16,062
                                                                                 ----------      ----------
    Total liabilities and stockholders' equity                                   $  261,231      $  256,898
                                                                                 ==========      ==========



       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS                SIX MONTHS
                                                                             ENDED JUNE 30,              ENDED JUNE 30,
                                                                         ----------------------      ----------------------
                                                                           2002          2001          2002          2001
                                                                         --------      --------      --------      --------
REVENUES
Premiums                                                                 $  4,701      $  4,118      $  9,182      $  8,352
Universal life and investment-type product policy fees                        514           473           971           947
Net investment income                                                       2,861         2,834         5,650         5,650
Other revenues                                                                389           373           756           784
Net investment losses (net of amounts allocable to other
    accounts of $(73), $(49), $(86) and $(79), respectively)                 (193)         (136)         (285)         (281)
                                                                         --------      --------      --------      --------
         Total revenues                                                     8,272         7,662        16,274        15,452
                                                                         --------      --------      --------      --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
    related to net investment losses of $(64), $(27), $(71)
    and $(63), respectively)                                                4,882         4,289         9,500         8,724
Interest credited to policyholder account balances                            727           723         1,441         1,483
Policyholder dividends                                                        488           505           985         1,020
Other expenses (excludes amounts directly related to net
    investment losses of $(9), $(22), $(15) and $(16), respectively)        1,618         1,652         3,271         3,305
                                                                         --------      --------      --------      --------
         Total expenses                                                     7,715         7,169        15,197        14,532
                                                                         --------      --------      --------      --------
Income before provision for income taxes and cumulative effect of
    change in accounting                                                      557           493         1,077           920
Provision for income taxes                                                    170           173           366           313
                                                                         --------      --------      --------      --------
Income before cumulative effect of change in accounting                       387           320           711           607
Cumulative effect of change in accounting                                      --            --             5            --
                                                                         --------      --------      --------      --------
Net income                                                               $    387      $    320      $    716      $    607
                                                                         ========      ========      ========      ========

Income before cumulative effect of change in accounting per share
     Basic                                                               $   0.55      $   0.43      $   1.00      $   0.81
                                                                         ========      ========      ========      ========

     Diluted                                                             $   0.53      $   0.41      $   0.97      $   0.78
                                                                         ========      ========      ========      ========

Net income per share
     Basic                                                               $   0.55      $   0.43      $   1.01      $   0.81
                                                                         ========      ========      ========      ========

     Diluted                                                             $   0.53      $   0.41      $   0.97      $   0.78
                                                                         ========      ========      ========      ========

       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                              (DOLLARS IN MILLIONS)


                                                                                             ACCUMULATED OTHER
                                                                                            COMPREHENSIVE INCOME
                                                                                   ---------------------------------------
                                                                                        NET
                                                                                     UNREALIZED      FOREIGN     MINIMUM
                                                 ADDITIONAL             TREASURY     INVESTMENT     CURRENCY     PENSION
                                        COMMON    PAID-IN    RETAINED     STOCK    AND DERIVATIVE  TRANSLATION  LIABILITY
                                         STOCK    CAPITAL    EARNINGS    AT COST       GAINS        ADJUSTMENT  ADJUSTMENT   TOTAL
                                        ------    -------    --------    -------   --------------   ----------  ----------  -------
Balance at January 1, 2002              $    8    $14,966    $  1,349    $(1,934)     $  1,879       $   (160)   $    (46)  $16,062
Treasury stock transactions and
  exercises of stock options, net                       1                   (431)                                              (430)
Comprehensive income:
  Net income                                                      716                                                           716
  Other comprehensive loss:
    Unrealized losses on derivative
      instruments, net of income
      taxes                                                                                (37)                                 (37)
    Unrealized investment losses,
      net of related offsets,
      reclassification adjustments
      and income taxes                                                                    (191)                                (191)

    Foreign currency translation
      adjustments                                                                                          24                    24
                                                                                                                            -------
    Other comprehensive loss                                                                                                   (204)
                                                                                                                            -------
  Comprehensive income                                                                                                          512
                                        ------    -------    --------    -------      --------       --------    --------   -------
Balance at June 30, 2002                $    8    $14,967    $  2,065    $(2,365)     $  1,651       $   (136)   $    (46)  $16,144
                                        ======    =======    ========    =======      ========       ========    ========   =======



       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (DOLLARS IN MILLIONS)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ----------------------
                                                                    2002          2001
                                                                  --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  1,595      $  2,075
                                                                  --------      --------
CASH FLOW FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities                                                29,242        24,582
    Equity securities                                                1,283           461
    Mortgage loans on real estate                                    1,117           999
    Real estate and real estate joint ventures                         122           164
    Other limited partnership interests                                248           165
  Purchases of:
    Fixed maturities                                               (36,398)      (26,353)
    Equity securities                                                  (99)         (505)
    Mortgage loans on real estate                                   (1,276)       (1,582)
    Real estate and real estate joint ventures                        (257)         (189)
    Other limited partnership interests                               (121)         (147)
  Net change in short-term investments                                (788)          436
  Purchase of businesses, net of cash received                        (879)          (16)
  Net change in payables under securities loaned transactions          825           408
  Other, net                                                          (326)         (541)
                                                                  --------      --------
Net cash used in investing activities                               (7,307)       (2,118)
                                                                  --------      --------
CASH FLOW FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits                                                        12,625        14,215
    Withdrawals                                                     (9,897)      (13,264)
  Net change in short-term debt                                       (303)        1,032
  Long-term debt issued                                                  3            51
  Long-term debt repaid                                               (195)         (166)
  Treasury stock acquired                                             (431)         (511)
                                                                  --------      --------
Net cash provided by financing activities                            1,802         1,357
                                                                  --------      --------
Change in cash and cash equivalents                                 (3,910)        1,314
Cash and cash equivalents, beginning of period                       7,473         3,434
                                                                  --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  3,563      $  4,748
                                                                  ========      ========
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
  Interest                                                        $    231      $    192
                                                                  ========      ========
  Income taxes                                                    $    (20)     $   (210)
                                                                  ========      ========
Non-cash transactions during the period:
  Business acquisitions - assets                                  $  2,107      $     90
                                                                  ========      ========
  Business acquisitions - liabilities                             $  1,751      $     76
                                                                  ========      ========
  Real estate acquired in satisfaction of debt                    $     20      $      8
                                                                  ========      ========


       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     MetLife, Inc. (the "Holding Company") and its subsidiaries (together with the Holding Company, "MetLife" or the "Company") is a leading provider of insurance and financial services to a broad section of individual and institutional customers. The Company offers life insurance, annuities and mutual funds to individuals and group insurance, reinsurance, as well as retirement and savings products and services to corporations and other institutions.

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most significant estimates include those used in determining investment impairments, the fair value of derivatives, deferred policy acquisition costs, the liability for future policyholder benefits, accounting for reinsurance transactions and the liability for litigation matters. Actual results could differ from those estimates.

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Holding Company and its subsidiaries, partnerships and joint ventures in which the Company has a majority voting interest. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. Intercompany accounts and transactions have been eliminated.

     The Company uses the equity method to account for its investments in real estate joint ventures and other limited partnership interests in which it does not have a controlling interest, but has more than a minimal interest.

     Minority interest related to consolidated entities included in other liabilities is $443 million and $442 million at June 30, 2002 and December 31, 2001, respectively.

     Certain amounts in the prior years' unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its consolidated results of operations and its consolidated cash flows. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2001 included in MetLife, Inc.'s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement for Financial Accounting Standards Board ("FASB") Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The adoption of these requirements did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141, which was generally effective July 1, 2001, requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. In accordance with SFAS 141, the elimination of $5 million of negative goodwill was reported in income in the first quarter of 2002 as a cumulative effect of a change in accounting. SFAS 142, effective for fiscal years beginning after December 15, 2001, eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. The Company did not amortize goodwill during 2002, whereas for the three months and six months ended June 30, 2001, the Company recorded amortization of goodwill of $12 million and $24 million, respectively. The Company is in the process of developing an estimate of the impact of the adoption of SFAS 142 on its unaudited interim condensed consolidated financial statements. As a result of completing the first step of the goodwill impairment test, which is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, the Company estimates there will be no significant impairments of goodwill as of January 1, 2002. The amount of goodwill impairment, if any, will be determined no later then December 31, 2002. There was no significant impairment of intangible assets or reclassifications between goodwill and other intangible assets at January 1, 2002.

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

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144 (i) broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); (ii) requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and (iii) retains the basic provisions of (a) APB 30 regarding the presentation of discontinued operations in the statements of income, (b) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (c) SFAS 121 relating to the measurement of long-lived assets classified as held for sale. The adoption of SFAS 144 by the Company did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which must be adopted for exit and disposal activities initiated after December 31, 2002. SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). As discussed in Note 7, in the fourth quarter of 2001, the Company recorded a charge of $330 million, net of taxes of $169 million, associated with business realignment initiatives using the EITF 94-3 accounting guidance.

    In the first quarter of 2003, the Company will adopt the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), prospectively. The Company currently applies the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). SFAS 123 states that the adoption of the fair value-based method is a change to a preferable method of accounting. Management believes the use of the fair value-based method to record employee stock-based compensation expense is consistent with the Company's accounting for all other forms of compensation. The adoption of the fair value-based method in 2002 would have decreased net income for the full year by an estimated $16 million to $19 million, net of income taxes of $9 million to $11 million, respectively. This estimate is based on assumptions as of June 30, 2002.

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

    The Company's estimate of the total insurance losses related to the tragedies was $208 million, net of income tax of $117 million as of December 31, 2001. This estimate is subject to revision in subsequent periods as claims are received from insureds and claims to reinsurers are identified and processed. Any revision to the estimate of gross losses and reinsurance recoveries in subsequent periods will affect net income in such periods. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses in connection with the tragedies. As of June 30, 2002, the Company's liability, for future claims, associated with the tragedies was $103 million.

    The long-term effects of the tragedies on the Company's businesses cannot be assessed at this time. The tragedies have had significant adverse effects on the general economic, market and political conditions, increasing many of the Company's business risks. In particular, the declines in share prices experienced after the reopening of the United States equity markets following the tragedies have contributed, and may continue to contribute, to a decline in separate account assets, which in turn could have an adverse effect on fees earned in the Company's businesses. In addition, the Institutional segment has received and expects to continue to receive disability claims from individuals suffering from mental and nervous disorders resulting from the tragedies. This may lead to a revision in the Company's estimated insurance losses related to the tragedies. The majority of the Company's disability policies include a provision that such claims be submitted within two years of the traumatic event.

    The Company's general account investment portfolios include investments, primarily comprised of fixed income securities, in industries that were affected by the tragedies, including airline, insurance, other travel and lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The market value of the Company's investment portfolio exposed to industries affected by the tragedies was approximately $3 billion at June 30, 2002.

3. EARNINGS PER SHARE

     The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                               2002           2001           2002           2001
                                                                           ------------   ------------   ------------   ------------
                                                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Weighted average common stock outstanding for basic earnings per share      704,674,529    748,313,490    708,349,444    752,915,188
Incremental shares from assumed:
  Conversion of forward purchase contracts                                   28,269,468     26,487,683     27,681,257     27,100,561
  Exercise of stock options                                                     991,773        102,305        642,948        151,650
                                                                           ------------   ------------   ------------   ------------
Weighted average common stock outstanding for diluted earnings per share    733,935,770    774,903,478    736,673,649    780,167,399
                                                                           ============   ============   ============   ============

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                  $         --            N/A   $          5            N/A
                                                                           ============                  ============

  Basic earnings per share                                                 $         --            N/A   $       0.01            N/A
                                                                           ============                  ============

  Diluted earnings per share                                               $         --            N/A   $       0.01            N/A
                                                                           ============                  ============

NET INCOME                                                                 $        387   $        320   $        716   $        607
                                                                           ============   ============   ============   ============

  Basic earnings per share                                                 $       0.55   $       0.43   $       1.01   $       0.81
                                                                           ============   ============   ============   ============

  Diluted earnings per share                                               $       0.53   $       0.41   $       0.97   $       0.78
                                                                           ============   ============   ============   ============

     On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. For the six months ended June 30, 2002 and 2001, 13,644,492 and 16,907,844 shares of common stock, respectively, were acquired for $431 million and $513 million, respectively. During the six months ended June 30, 2002 and 2001, 16,379 and 62,552 of these shares were reissued for less than $1 million and $2 million, respectively.

4. NET INVESTMENT LOSSES

     Net investment losses, including changes in valuation allowances, are as follows:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                 JUNE 30,
                                              ---------------------     ---------------------
                                                2002         2001         2002         2001
                                              --------     --------     --------     --------
                                                           (DOLLARS IN MILLIONS)
Fixed maturities                              $   (210)    $   (189)    $   (375)    $   (340)
Equity securities                                   68           24          260           25
Mortgage loans on real estate                       (3)          (7)         (22)          (5)
Real estate and real estate joint ventures         (14)          19          (16)          24
Other limited partnership interests                 13            2          (18)         (98)
Other                                             (120)         (34)        (200)          34
                                              --------     --------     --------     --------
                                                  (266)        (185)        (371)        (360)
Amounts allocable to:
Deferred policy acquisition costs                    9           22           15           16
Policyholder dividend obligation                    64           27           71           63
                                              --------     --------     --------     --------
  Total investment losses                     $   (193)    $   (136)    $   (285)    $   (281)
                                              ========     ========     ========     ========

     Investment gains and losses have been reduced by (i) deferred policy acquisition cost amortization to the extent that such amortization results from investment gains and losses, and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

5. DERIVATIVE INSTRUMENTS

     The Company uses derivative instruments to manage risk through one of four principal risk management strategies: the hedging of liabilities, invested assets, portfolios of assets or liabilities and anticipated transactions. Additionally, Metropolitan Life Insurance Company ("Metropolitan Life") enters into income generation and replication derivative transactions as permitted by its derivative use plan that was approved by the New York State Insurance Department ("Department"). The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit and foreign currency swaps, foreign exchange contracts, and options, including caps and floors.

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

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company generally determines hedge effectiveness based on total changes in fair value of a derivative instrument. The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) the derivative expires or is sold, terminated, or exercised,
(iii) the derivative is de-designated as a hedge instrument, (iv) it is probable that the forecasted transaction will not occur, (v) a hedged firm commitment no longer meets the definition of a firm commitment or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     The table below provides a summary of the carrying value, notional amount and fair value of derivatives by hedge accounting classification at:


                                  JUNE 30, 2002                                     DECEMBER 31, 2001
                    ----------------------------------------------   ----------------------------------------------
                                                 FAIR VALUE                                       FAIR VALUE
                    CARRYING   NOTIONAL    -----------------------   CARRYING   NOTIONAL    -----------------------
                     VALUE      AMOUNT      ASSETS     LIABILITIES    VALUE      AMOUNT      ASSETS     LIABILITIES
                    --------   --------    --------    -----------   --------   --------    --------    -----------
                                                           (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value          $     --   $     --    $     --     $      --    $     --   $     --    $     --     $      --
Cash flow                 22      1,484          37            15          60        607          61             1
Non qualifying            20     12,556         148           128         180     13,616         226            46
                    --------   --------    --------     ---------    --------   --------    --------     ---------
      Total         $     42   $ 14,040    $    185     $     143    $    240   $ 14,223    $    287     $      47
                    ========   ========    ========     =========    ========   ========    ========     =========

     For the three months and six months ended June 30, 2002 and 2001, the amount related to hedge ineffectiveness was insignificant and there were no discontinued hedges.

     At June 30, 2002 and December 31, 2001, the accumulated gain in other comprehensive income relating to cash flow hedges was $14 million and $71 million, respectively. For the three months ended June 30, 2002 and 2001, the Company recognized other comprehensive losses relating to the effective portion of cash flow hedges of $39 million and $7 million, respectively. For the six months ended June 30, 2002 and 2001, the Company recognized other comprehensive losses of $51 million and other comprehensive income of $38 million, respectively. During the three months and six months ended June 30, 2002, $3 million and $6 million of other comprehensive income was reclassified into net investment income. There was no other comprehensive income reclassified into net investment income for the three months and six months ended June 30, 2001. Approximately $12 million and $14 million of the pre-tax gain reported in accumulated other comprehensive income is expected to be reclassified during the year ending December 31, 2002 into net investment income and net investment losses, respectively, as the underlying investments mature or expire according to their original terms. Reclassifications are recognized over the life of the hedged item.

     For the three months ended June 30, 2002 and 2001, the Company recognized net investment income of $1 million and $3 million, respectively, and net investment losses of $121 million and $31 million, respectively, from derivatives not qualifying as accounting hedges. For the six months ended June 30, 2002 and 2001, the Company recognized net investment income of $3 million and $13 million, respectively, and net investment losses of $150 million and net investment gains of $39 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

6. CLOSED BLOCK

     On April 7, 2000, (the "date of demutualization"), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance (the "Superintendent") approving Metropolitan Life's plan of reorganization, as amended (the "plan"). On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

The following table presents closed block liabilities and assets designated to the closed block at:


                                                                                JUNE 30,       DECEMBER 31,
                                                                                  2002             2001
                                                                                --------       ------------
                                                                                  (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                                          $ 40,662         $ 40,325
Other policyholder funds                                                             269              321
Policyholder dividends payable                                                       816              757
Policyholder dividend obligation                                                     932              708
Payables under securities loaned transactions                                      3,782            3,350
Other liabilities                                                                     95               90
                                                                                --------         --------
    Total closed block liabilities                                                46,556           45,551
                                                                                --------         --------

ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
    Fixed maturities available-for-sale, at fair value
        (amortized cost: $26,972 and $25,761, respectively)                       27,653           26,331
    Equity securities, at fair value (cost: $235 and $240, respectively)             240              282
    Mortgage loans on real estate                                                  6,550            6,358
    Policy loans                                                                   3,916            3,898
    Short-term investments                                                           103              170
    Other invested assets                                                             65              159
                                                                                --------         --------
        Total investments                                                         38,527           37,198
Cash and cash equivalents                                                            795            1,119
Accrued investment income                                                            569              550
Deferred income taxes                                                              1,070            1,060
Premiums and other receivables                                                       242              244
                                                                                --------         --------
    Total assets designated to the closed block                                   41,203           40,171
                                                                                --------         --------

Excess of closed block liabilities over assets designated to
    to the closed block                                                            5,353            5,380
                                                                                --------         --------
Amounts included in accumulated other comprehensive income:
    Net unrealized investment gains, net of deferred
        income tax of $247 and $219, respectively                                    434              389
    Unrealized derivative gains, net of deferred income
        tax of $9 and $9, respectively                                                12               17
    Allocated to policyholder dividend obligation, net of
        deferred income tax of $338 and $255, respectively                          (594)            (453)
                                                                                --------         --------
                                                                                    (148)             (47)
                                                                                --------         --------
Maximum future earnings to be recognized from closed
    block assets and liabilities                                                $  5,205         $  5,333
                                                                                ========         ========

Information regarding the policyholder dividend obligation is as follows:


                                                              JUNE 30,    DECEMBER 31,
                                                               2002          2001
                                                              --------    ------------
                                                               (DOLLARS IN MILLIONS)
Balance at beginning of period                                 $ 708         $ 385
Impact on income before gains allocable to policyholder
    dividend obligation                                           71           159
Net investment losses                                            (71)         (159)
Change in unrealized investment and derivative gains             224           323
                                                              -------     -----------
Balance at end of period                                       $ 932         $ 708
                                                              =======     ===========

Closed block revenues and expenses are as follows:

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                        ----------------------         ----------------------
                                                                         2002           2001            2002           2001
                                                                        -------        -------         -------        -------
                                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                $   870        $   895         $ 1,712        $ 1,775
Net investment income                                                       643            631           1,280          1,245
Net investment gains (losses) (net of amounts allocable
    to the policyholder dividend obligation of
    $(64), $(27), $(71) and $(63), respectively)                             38            (29)             43            (44)
                                                                        -------        -------         -------        -------
        Total revenues                                                    1,551          1,497           3,035          2,976
                                                                        -------        -------         -------        -------

EXPENSES
Policyholder benefits and claims                                            895            934           1,807          1,845
Policyholder dividends                                                      399            393             798            766
Change in policyholder dividend obligation (excludes
    amounts directly related to net investment gains (losses) of
    $(64), $(27), $(71) and $(63), respectively)                             64             27              71             63
Other expenses                                                               78            120             158            208
                                                                        -------        -------         -------        -------
        Total expenses                                                    1,436          1,474           2,834          2,882
                                                                        -------        -------         -------        -------

Revenues net of expenses before income taxes                                115             23             201             94
Income taxes                                                                 42              9              73             35
                                                                        -------        -------         -------        -------
Revenues net of expenses and income taxes                               $    73        $    14         $   128        $    59
                                                                        =======        =======         =======        =======


         The change in maximum future earnings of the closed block is as follows:

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 30,                         JUNE 30,
                                -----------------------         -----------------------
                                 2002            2001            2002            2001
                                -------         -------         -------         -------
                                                 (DOLLARS IN MILLIONS)
Beginning of period             $ 5,278         $ 5,467         $ 5,333         $ 5,512
End of period                     5,205           5,453           5,205           5,453
                                -------         -------         -------         -------
Change during the period        $   (73)        $   (14)        $  (128)        $   (59)
                                =======         =======         =======         =======

         Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the plan. Metropolitan Life also charges the closed block for maintaining the policies included in the closed block.

         Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the carrying value, notional amount and fair value of derivatives by hedge accounting classification at:

                                          JUNE 30, 2002                                         DECEMBER 31, 2001
                       ----------------------------------------------------     ---------------------------------------------------
                                                          FAIR VALUE                                                FAIR VALUE
                       CARRYING       NOTIONAL       ----------------------     CARRYING      NOTIONAL       ----------------------
                         VALUE         AMOUNT        ASSETS     LIABILITIES      VALUE         AMOUNT        ASSETS     LIABILITIES
                       --------       --------       ------     -----------     --------      --------       ------     -----------
                                                                 (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value                $ --          $ --          $ --          $ --          $ --          $ --          $ --          $ --
Cash flow                   17           171            17            --            22           171            22            --
Non qualifying               8           180            13             5             8           112            13             5
                          ----          ----          ----          ----          ----          ----          ----          ----
    Total                 $ 25          $351          $ 30          $  5          $ 30          $283          $ 35          $  5
                          ====          ====          ====          ====          ====          ====          ====          ====


         For the three months and six months ended June 30, 2002 and 2001, the amount related to hedge ineffectiveness was insignificant and there were no discontinued hedges.

         At both June 30, 2002 and December 31, 2001, the accumulated amount in other comprehensive income relating to cash flow hedges was $21 million. For the three months ended June 30, 2002 and 2001, the Company recognized other comprehensive income of $1 million and other comprehensive losses of $5 million, respectively, relating to the effective portion of cash flow hedges. For the six months ended June 30, 2002 and 2001, the Company recognized other comprehensive income of $2 million and $5 million, respectively, relating to the effective portion of cash flow hedges. During the three months and six months ended June 30, 2002, $1 million and $2 million, respectively, of other comprehensive income was reclassified into net investment income. There was no other comprehensive income reclassified into net investment income for the three months and six months ended June 30, 2001. Approximately $4 million of the pre-tax gain reported in accumulated other comprehensive income is expected to be reclassified into net investment income during the year ending December 31, 2002 as the underlying investments mature or expire according to their original terms. The reclassifications are recognized over the life of the hedged item.

         For the three months ended June 30, 2002 and 2001, the Company did not recognize any net investment income and recognized net investment losses of $9 million and $3 million, respectively, from derivatives not designated as accounting hedges. For the six months ended June 30, 2002 and 2001, the Company did not recognize any net investment income, and recognized net investment gains of $7 million and $9 million, respectively, from derivatives not designated as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

7. BUSINESS REALIGNMENT INITIATIVES

         During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an on-going commitment to reduce expenses. The following table represents the original expense recorded in the fourth quarter of 2001 and the remaining liability as of June 30, 2002:

                                               TOTAL 2001    REMAINING LIABILITY
                                                EXPENSE        AT JUNE 30, 2002
                                               ----------    -------------------
                                                   (DOLLARS IN MILLIONS)
EXPENSE TYPE

Severance and severance-related costs             $ 44             $ 33
Facilities costs                                    68               33
Business exit costs                                387               92
                                                  ----             ----
Total                                             $499             $158
                                                  ====             ====


         The severance and severance-related costs recorded in 2001, reflected 1,400 anticipated terminations. As of June 30, 2002, approximately 700 of the anticipated terminations had been completed.

8. COMMITMENTS AND CONTINGENCIES

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

         In December 1999, a federal court approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies and annuity contracts or certificates issued pursuant to individual sales in the United States by Metropolitan Life, Metropolitan Insurance and Annuity Company or Metropolitan Tower Life Insurance Company between January 1, 1982 and December 31, 1997. The class includes owners of approximately six million in-force or terminated insurance policies and approximately one million in-force or terminated annuity contracts or certificates.

         Similar sales practices class actions against New England Mutual, with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, have been settled. In October 2000, a federal court approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by New England Mutual between January 1, 1983 through August 31, 1996. The class includes owners of approximately

600,000 in-force or terminated policies. A federal district court has approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by General American between January 1, 1982 through December 31, 1996. The class includes owners of approximately 250,000 in-force or terminated policies. In October 2001, an appellate court affirmed the order approving the class. Based on a recent decision on standing to object, the United States Supreme Court remanded the approval of that settlement to the United States Court of Appeals for the Eighth Circuit. The appellate court will consider the District Court's approval of the merits of the settlement, rather than whether the objectors have standing to appeal. Implementation of the General American class action settlement is proceeding.

         Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. As of June 30, 2002, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 30 sales practices lawsuits pending against New England Mutual and approximately 50 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

         The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In March 2002, a purported class action complaint was filed in the United States District Court for the District of Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of corporations and banks that purchased participating life insurance policies, as well as persons who purchased participating policies for use in pension plans or through work site marketing. These policyholders were not part of the New England Mutual class action settlement noted above. New England Mutual intends to defend itself vigorously against the case.

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

         ASBESTOS-RELATED CLAIMS

         Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. While Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse judgments in respect of these claims, most of the cases have been resolved by settlements. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate. The number of such cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

         See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2001 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC for information regarding historical asbestos claims information and insurance policies obtained in 1998 related to asbestos-related claims.

         During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. As a result of the excess insurance policies, $878 million is recorded as a recoverable at June 30, 2002. Although amounts paid in any given year that are recoverable under the policies will be reflected as a reduction in the Company's operating cash flows for that year, management believes that the payments will not have a material adverse effect on the Company's liquidity. Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to the Company at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to the Company if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. It is likely that a claim will be made under the excess insurance policies in 2003 for a portion of the amounts paid with respect to asbestos litigation in 2002. As the performance of the Standard & Poor's 500 Index impacts the return in the reference fund, it is possible that loss reimbursements to the Company in 2003 and in the recoverable with respect to later periods may be less than the amount submitted. Such forgone loss reimbursements may be recovered upon commutation. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be deferred and amortized into income over the estimated remaining settlement period of the insurance policies.

         The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure are very difficult to predict due to the limitations of available data and the substantial difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 59,500 asbestos-related claims in 2001. During the first six months of 2002 and 2001, Metropolitan Life received approximately 28,000 and 34,600 asbestos-related claims, respectively. Metropolitan Life is studying its recent claims experience, published literature regarding asbestos claims experience in the United States and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

         PROPERTY AND CASUALTY ACTIONS

         Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. A settlement has been reached in the Georgia class action; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. The settlement is being implemented. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. A two-plaintiff individual lawsuit brought in Alabama alleges that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, violated state law by failing to pay the proper valuation amount for a total loss has been settled. Total loss valuation methods also are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. In addition, in Florida, Metropolitan Property and Casualty Insurance Company has been named in a class action alleging that it improperly established preferred provider organizations (hereinafter "PPO"). Other insurers have been named in both the Pennsylvania and the PPO cases. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

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

         In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The Holding Company, Metropolitan Life, the trustee of the policyholder trust, certain present and former individual directors and officers of Metropolitan Life are named as defendants. Plaintiffs' allegations concern the treatment of the cost of the settlement in connection with the demutualization of Metropolitan Life and the adequacy and accuracy of the disclosure, particularly with respect to those costs. Plaintiffs seek compensatory, treble and punitive damages, as well as attorneys' fees and costs. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest them vigorously.

         RACE-CONSCIOUS UNDERWRITING CLAIMS

         Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its subsidiaries. The Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-conscious underwriting practices. Metropolitan Life is cooperating fully with that inquiry, which is ongoing. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. At the outset of discovery, Metropolitan Life moved for summary judgment on statute of limitations grounds. In June 2001, the District Court denied that motion, citing, among other things, ongoing discovery on relevant subjects. The ruling does not prevent Metropolitan Life from continuing to pursue a statute of limitations defense. Plaintiffs have moved for certification of a class consisting of all non-Caucasian policyholders purportedly harmed by the practices alleged in the complaint. Metropolitan Life has opposed the class certification motion. Metropolitan Life has been involved in settlement discussions to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. In that connection, Metropolitan Life recorded a charge in the fourth quarter of 2001.

         Twelve lawsuits involving approximately 100 non-Caucasian plaintiffs suing Metropolitan Life in their individual capacities are pending in state court in Tennessee. The complaints, which were filed in 2001, allege under state common law theories that Metropolitan Life discriminated against non-Caucasians in the sale, formation and administration of life insurance policies. The plaintiffs have stipulated that they do not seek and will not accept more than $74,000 per person if they prevail on their claims. Early in 2002, two individual actions were filed against Metropolitan Life in federal court in Alabama alleging both federal and state law claims of racial discrimination in connection with the sale of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in the Tennessee and Alabama actions.

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

         General American has received and responded to subpoenas for documents and other information from the office of the U.S. Attorney for the Eastern District of Missouri with respect to certain administrative services provided by its former Medicare Unit during the period January 1, 1988 through December 31, 1998, which services ended and which unit was disbanded prior to MetLife's acquisition of General American. The subpoenas were issued as part of the Government's criminal investigation alleging that General American's former Medicare Unit engaged in improper billing and claims payment practices. The Government also conducted a civil investigation under the federal False Claims Act. In March 2002, General American and the Government reached an agreement in principle to resolve all issues through a civil settlement and a charge was recorded. In June 2002, General American completed the settlement.

         A putative class action lawsuit is pending in the District of Columbia federal district court, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available, in Metropolitan Life's view to individuals like plaintiffs whose employment, or whose spouse's employment, had terminated before they became eligible for an immediate retirement benefit. The district court denied the parties' cross-motions for summary judgment to allow for discovery. Discovery has not yet commenced pending the court's ruling as to the timing of a class certification motion. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases awarded in 1977, 1980, 1989, 1992, 1996 and 2001, as well as increases awarded in earlier years. Metropolitan Life is vigorously defending itself against these allegations.

         A reinsurer of universal life policy liabilities of Metropolitan Life and certain affiliates is seeking rescission and has commenced an arbitration proceeding claiming that, during underwriting, material misrepresentations or omissions were made. The reinsurer also has sent a notice purporting to increase reinsurance premium rates. Metropolitan Life and its affiliates intend to vigorously defend themselves against the claims of the reinsurer, including the purported rate increase.

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

9. COMPREHENSIVE INCOME

         Comprehensive income is as follows:

                                                                          FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                                         -----------------------         -----------------------
                                                                          2002            2001            2002            2001
                                                                         -------         -------         -------         -------
                                                                                          (DOLLARS IN MILLIONS)
Net income                                                               $   387         $   320         $   716         $   607
Other comprehensive income (loss):
    Cumulative effect of change in accounting for derivatives,
        net of income taxes                                                   --              --              --              32
    Unrealized gains (losses) on derivative instruments, net of
        income taxes                                                         (27)             (9)            (37)             25
    Unrealized investment gains (losses), net of related offsets,
        reclassification adjustments and income taxes                        630            (328)           (191)            242
    Foreign currency translation adjustments                                  24              31              24             (21)
                                                                         -------         -------         -------         -------
Other comprehensive income (loss)                                            627            (306)           (204)            278
                                                                         -------         -------         -------         -------
        Comprehensive income                                             $ 1,014         $    14         $   512         $   885
                                                                         =======         =======         =======         =======

10.  BUSINESS SEGMENT INFORMATION

FOR THE THREE MONTHS                                                 AUTO         ASSET                      CORPORATE
ENDED JUNE 30, 2002      INDIVIDUAL   INSTITUTIONAL  REINSURANCE    & HOME      MANAGEMENT   INTERNATIONAL    & OTHER        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Premiums                   $ 1,094       $ 2,162       $   472      $   702       $    --       $   274       $    (3)      $ 4,701
Universal life and
   investment-type
   product policy
   fees                        339           168            --           --            --             7            --           514
Net investment income        1,580         1,003           102           46            15            95            20         2,861
Other revenues                 102           156            11            9            50             3            58           389
Net investment gains
   (losses)                    (89)         (109)           --          (18)           --             8            15          (193)
Income (loss) before
   provision for
   income taxes and
   cumulative effect
   of change in
   accounting                  217           279            33           29             8            12           (21)          557
------------------------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS                                                 AUTO         ASSET                      CORPORATE
ENDED JUNE 30, 2001      INDIVIDUAL   INSTITUTIONAL  REINSURANCE    & HOME      MANAGEMENT   INTERNATIONAL    & OTHER        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Premiums                   $ 1,107       $ 1,739       $   395      $   682       $    --       $   196       $    (1)      $ 4,118
Universal life and
   investment-type
   product policy
   fees                        310           154            --           --            --             9            --           473
Net investment income        1,567           990            88           51            17            62            59         2,834
Other revenues                 119           163             7            6            56             2            20           373
Net investment gains
   (losses)                    (61)          (47)            9           (3)           --            27           (61)         (136)
Income (loss) before
   provision for
   income taxes and
   cumulative effect
   of change in
   accounting                  232           268            36            8             1            40           (92)          493
------------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS                                                   AUTO         ASSET                      CORPORATE
ENDED JUNE 30, 2002      INDIVIDUAL   INSTITUTIONAL  REINSURANCE    & HOME      MANAGEMENT   INTERNATIONAL    & OTHER        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Premiums                   $ 2,178       $ 4,022       $   947      $ 1,394       $    --       $   649       $    (8)      $ 9,182
Universal life and
   investment-type
   product policy
   fees                        637           320            --           --            --            14            --           971
Net investment income        3,111         1,988           201           91            29           170            60         5,650
Other revenues                 230           328            19           16            90             6            67           756
Net investment gains
   (losses)                    (86)         (191)            2          (32)           (4)          (14)           40          (285)
Income (loss) before
   provision for
   income taxes and
   cumulative effect
   of change in
   accounting                  493           562            70           56             6            10          (120)        1,077
------------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS                                                   AUTO         ASSET                      CORPORATE
ENDED JUNE 30, 2001      INDIVIDUAL   INSTITUTIONAL  REINSURANCE    & HOME      MANAGEMENT   INTERNATIONAL    & OTHER        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Premiums                   $ 2,213       $ 3,607       $   805      $ 1,355       $    --       $   373       $    (1)      $ 8,352
Universal life and
   investment-type
   product policy
   fees                        623           304            --           --            --            20            --           947
Net investment income        3,100         1,986           185          102            36           126           115         5,650
Other revenues                 265           330            16           12           112             6            43           784
Net investment gains
   (losses)                   (114)         (117)           14           (6)           --            28           (86)         (281)
Income (loss) before
   provision for
   income taxes and
   cumulative effect
   of change in
   accounting                  467           497            65          (37)           10            60          (142)          920
------------------------------------------------------------------------------------------------------------------------------------

                                               AT JUNE 30,       AT DECEMBER 31,
                                                  2002                2001
                                                --------            --------
ASSETS
    Individual                                  $132,217            $131,314
    Institutional                                 90,783              89,661
    Reinsurance                                    8,623               7,911
    Auto & Home                                    4,726               4,581
    Asset Management                                 180                 256
    International                                  8,256               5,308
    Corporate & Other                             16,446              17,867
                                                --------            --------
      Total                                     $261,231            $256,898
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

         The International segment's assets at June 30, 2002 include those assets of Aseguradora Hidalgo S.A. ("Hidalgo"), a Mexican life insurer that was acquired on June 20, 2002. The results of Hidalgo from the purchase date through June 30, 2002 were insignificant.

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

         Revenues derived from any one customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2002. Revenues from U.S. operations were $7,885 million and $7,366 million for the three months ended June 30, 2002 and 2001, respectively, which represented 95% and 96% of consolidated revenues for the three months ended June 30, 2002 and 2001, respectively. Revenues from U.S. operations were $15,449 million and $14,899 million for the six months ended June 30, 2002 and 2001, respectively, which represented 95% and 96% of consolidated revenues for the six months ended June 30, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this discussion, the terms "MetLife" or the "Company" refer to MetLife, Inc. (the "Holding Company"), a Delaware corporation, and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and notes thereto included elsewhere herein.

RECENT REGULATORY AND LEGISLATIVE DEVELOPMENTS

REGULATORY DEVELOPMENTS

         In an effort to help restore confidence in Corporate America, a variety of new laws and regulatory initiatives have been introduced that have changed or will change the reporting practices of public companies like MetLife, Inc.

         One such initiative was the announcement by the Securities and Exchange Commission (the "SEC") that it would review the annual reports on Form 10-K submitted by all Fortune 500 companies in 2002. As a result, the Holding Company's annual report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K") was reviewed by the SEC. MetLife received correspondence from the SEC in connection with this review in July 2002. The Holding Company has responded, on a timely basis, to all of the SEC's comments and expects the matters summarized below to be resolved in the near future. Based on communications with the SEC, the Company has included a number of supplemental disclosures in this Form 10-Q for the quarter ended June 30, 2002 that it believes address the SEC comments. The Company will include similar disclosures in its future filings. As of the date of this filing, the Holding Company is awaiting a formal response from the SEC.

     In summary, there appear to be three matters still pending as a result of the review of the Company's 2001 10-K. The SEC recommended the deletion of the Adjusted Operating Earnings per Share Data included in the Selected Financial Data table contained in the 2001 10-K. The Holding Company has agreed to delete this information in future filings. In addition, the SEC has requested additional information regarding the Company's investments with unrealized losses at December 31, 2001. The Company has provided responses to those requests, and based on the SEC's comments, has included supplemental disclosures in this filing about securities with unrealized losses as of June 30, 2002. These supplemental disclosures may be found in "--Investments-Fixed Maturities" and "--Investments-Equity Securities and Other Limited Partnership Interests." Further, the SEC requested information regarding "funds withheld at interest" related to certain types of reinsurance contracts, including whether the Company's accounting treatment considered whether these agreements contained embedded derivatives. The Company believes that it has complied with the relevant accounting guidance related to Securities with unrealized losses and funds withheld at interest and it has provided the SEC with the information that was requested in their comment letter.

         While the Company believes that it has been responsive to the SEC's comments and that additional disclosures included in this filing addresses all matters raised, there can be no assurance that the SEC will concur and will not have further comments or request additional information. The Company will include these additional disclosures in all future filings.

         Another initiative was announced by the SEC in June 2002, which requires the principal financial officer and the principal executive officer of certain large public companies to certify the accuracy and completeness of their company's most recent annual report on Form 10-K and subsequently filed reports on Form 10-Q, 8-K and proxy materials. The officers of the Holding Company have signed their respective certifications on August 14, 2002 without modification. These certifications have been filed with the SEC and are available on the Company's website (www.metlife.com).

LEGISLATIVE DEVELOPMENTS

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). Among other things, the Act includes a provision that bars companies that are subject to the reporting requirements of the U.S. securities laws from extending or maintaining credit, or arranging for or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or their equivalent). This provision could be interpreted to apply to split dollar life insurance arrangements. If this provision of the Act is interpreted to include split dollar life insurance within the meaning of "personal loan", then this provision could result in reduced sales of the Company's split dollar life insurance products and could increase lapse rates on existing policies. The Company does not expect such interpretation to have a material adverse impact on its financial condition.

         In addition, the Act also requires the chief executive officer and the chief financial officer to certify that their company's periodic reports containing financial statements, filed with the SEC, fully comply with applicable regulations and the information in the report fairly presents, in all material respects, the financial condition and results of operations of the company. Such officers of the Holding Company have signed their respective certifications on August 14, 2002 without modification. These certifications have been submitted to the SEC and are available on the Company's website.

SENSITIVITY TO FINANCIAL MARKETS

         The volatility of the equity market and its recent decline have negatively impacted the insurance and investment results of certain MetLife businesses. In variable life and variable annuities (product lines of the Individual segment), the Company earns management fees based primarily on the level of account balances in separate accounts, which have been reduced by the downturn in the equity markets. This has resulted in lower fee income. This reduction in fees also impacts the future results of these products because, as profitability decreases, the amortization expense of deferred policy acquisition costs related to these products increases. An additional effect of depressed equity markets on life and annuity products is the potential need to increase reserves for certain policy features that are linked to investment market performance. Certain other products and services (such as asset management and brokerage) are also linked to investment market performance and may be negatively affected if equity markets remain at recent lower levels.

         The Company also derives revenues in the form of income received from various investments included in its general account. Some of these investments, including limited partnerships, corporate joint ventures, public equity securities and other structured securities are either directly or indirectly affected by the performance and volatility of the equity markets. The continued downturn in the equity markets could adversely impact the returns on the Company's general account investment portfolio.

         Pension expense levels in future periods are linked to actual investment performance of the underlying plan assets, as well as expectations about future investment performance. Due to declines in equity markets over recent months, it is likely that pension expense will increase in future periods as compared to 2002 levels, and that pension fund contributions under IRS rules (which were discontinued for over a decade due to historic funding levels) will resume.

         A portion of the Company's earnings from insurance products and securities lending are dependent on the level of interest rates and the shape of the yield curve. Future changes in those factors may result in reductions in the spread between income earned and interest credited or paid. The Company engages in an active asset-liability management process to mitigate the effects of changes in interest rates or changes in the shape of the yield curve.

ACQUISITIONS AND DISPOSITIONS

         On June 20, 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), for approximately $950 million. The purchase price is subject to adjustment under certain provisions of the purchase agreement. As a result of the acquisition, the Company anticipates that Hidalgo and Seguros Genesis, S.A., ("MetLife Genesis"), MetLife's wholly-owned Mexican subsidiary headquartered in Mexico City, will be integrated and will operate as a combined entity. The results of Hidalgo's operations from the purchase date through June 30, 2002 were insignificant.

         In November 2001, the Company acquired Compania de Seguros de Vida Santander S.A. and Compania de Reaseguros de Vida Soince Re S.A., wholly-owned subsidiaries of Santander Central Hispano in Chile. These acquisitions mark MetLife's entrance into the Chilean insurance market.

         In July 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica Financial Corporation ("GenAmerica") in 2000.

         In May 2001, the Company acquired Seguradora America Do Sul S.A. , a life and pension company in Brazil. Seasul has been integrated into MetLife's wholly-owned Brazilian subsidiary, Metropolitan Life Seguros e Previdencia Privada S.A, or "MetLife Brazil."

         In February 2001, the Holding Company consummated the purchase of Grand Bank, N.A., which was renamed MetLife Bank, N.A. ("MetLife Bank"). MetLife Bank provides banking services to individuals and small businesses in the Princeton, New Jersey area. On February 12, 2001, the Federal Reserve Board approved the Holding Company's application for bank holding company status and to become a financial holding company upon its acquisition of Grand Bank, N.A.

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

         DERIVATIVES

         The Company enters into freestanding derivative transactions to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities and issues certain insurance and reinsurance policies with embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges, and (ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts.

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

         FUTURE POLICY BENEFITS

         The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and disabled lives. Generally, amounts are payable over an extended period of time and the profitability of the products is dependent on the pricing of the products. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between the actual experience and assumptions used in pricing the policies and in the establishment of liabilities result in variances in profit and could result in losses.

         The Company establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Pricing of this insurance takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the insured and the property covered, and profit considerations. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies.

         REINSURANCE

         Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits and evaluates the financial strength of counterparties to its reinsurance agreements. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

         LITIGATION

         The Company is a party to a number of legal actions. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits are especially difficult to estimate due to the limitation of available data and uncertainty around numerous variables used to determine amounts recorded. It is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's net income or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

RESULTS OF OPERATIONS

         The following table presents consolidated financial information for the Company for the periods indicated:

                                                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                                                 ----------------------      ----------------------
                                                                                   2002          2001          2002          2001
                                                                                 --------      --------      --------      --------
                                                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                         $  4,701      $  4,118      $  9,182      $  8,352
Universal life and investment-type product policy fees                                514           473           971           947
Net investment income                                                               2,861         2,834         5,650         5,650
Other revenues                                                                        389           373           756           784
Net investment losses (net of amounts allocable to other
    accounts of $(73), $(49), $(86) and $(79), respectively)                         (193)         (136)         (285)         (281)
                                                                                 --------      --------      --------      --------
    Total revenues                                                                  8,272         7,662        16,274        15,452
                                                                                 --------      --------      --------      --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly related
    to net investment losses of $(64), $(27), $(71) and $(63), respectively)        4,882         4,289         9,500         8,724
Interest credited to policyholder account balances                                    727           723         1,441         1,483
Policyholder dividends                                                                488           505           985         1,020
Other expenses (excludes amounts directly related to net
    investment losses of $(9), $(22), $(15) and $(16), respectively)                1,618         1,652         3,271         3,305
                                                                                 --------      --------      --------      --------
    Total expenses                                                                  7,715         7,169        15,197        14,532
                                                                                 --------      --------      --------      --------


Income before provision for income taxes and
    cumulative effect of change in accounting                                         557           493         1,077           920
Provision for income taxes                                                            170           173           366           313
                                                                                 --------      --------      --------      --------
Income before cumulative effect of change in accounting                               387           320           711           607
Cumulative effect of change in accounting                                              --            --             5            --
                                                                                 --------      --------      --------      --------
Net income                                                                       $    387      $    320      $    716      $    607
                                                                                 ========      ========      ========      ========


THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 --THE COMPANY

         Premiums increased by $583 million, or 14%, to $4,701 million for the three months ended June 30, 2002 from $4,118 million for the comparable 2001 period. This variance is primarily attributable to increases in the Institutional, International and Reinsurance segments. The $423 million increase in Institutional is largely due to an increase in retirement and savings, resulting from the sale of a significant contract in the second quarter of 2002. In addition, sales growth in group life, dental, disability and long-term care businesses contributed to the Institutional variance. The 2001 acquisitions in Chile and Brazil, as well as growth in Mexico, South Korea and Spain, are the primary drivers of the $78 million increase in International. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to a $77 million increase in Reinsurance.

         Universal life and investment-type product policy fees increased by $41 million, or 9%, to $514 million for the three months ended June 30, 2002 from $473 million for the comparable 2001 period. This variance is primarily attributable to the Individual and Institutional segments. A $29 million favorable variance in Individual is largely attributable to an increase in policy fees from insurance products, primarily due to higher cost of insurance fees and the continued shift in customer preferences from traditional life policies to variable life products. These increases are partially offset by lower policy fees from annuity and investment-type products resulting from poor equity market performance. Further, if average separate account asset levels continue to decline, management would expect policy fees from insurance and investment-type products to continue to be adversely impacted while cost of insurance fees from variable life products would be expected to rise. The $14 million increase in Institutional is due to a fee related to the termination of a portion of a bank-owned life insurance contract.

         Net investment income increased by $27 million, or 1%, to $2,861 million for the three months ended June 30, 2002 from $2,834 million for the comparable 2001 period. This variance is primarily attributable to increases of
(i) $56 million, or 431%, in income from equity securities and other limited partnership interests, (ii) $17 million, or 11%, in real estate and real estate joint venture income, and (iii) $15 million, or 37%, in income from other invested assets. These variances are partially offset by decreases of (i) $27 million, or 42%, in income on cash and cash equivalents and short-term investments, (ii) $16 million, or 3%, in income from mortgage loans on real estate, and (iii) $14 million, or 1%, in fixed maturities income.

         The increase in net investment income from equity securities and other limited partnership interests to $43 million in 2002 from a loss of $13 million in 2001 is primarily due to increased sales of underlying assets held in corporate partnerships, coupled with reduced losses in underlying portfolios. The increase in income from real estate and real estate joint ventures to $174 million from $157 million is due to the transfer of the Company's One Madison Avenue, New York property from a company use property to an investment property in the first quarter of 2002, as well as an increase in earnings associated with real estate joint venture partnerships. The growth in income from other invested assets to $56 million from $41 million is due to increased funds withheld at interest. The decline in income from cash and cash equivalents and short-term investments to $38 million from $65 million is primarily due to a drop in market rates. The decrease in income from mortgage loans on real estate to $472 million from $488 million is primarily due to lower market rates on new loan production. The decline in income from fixed maturities to $2,002 million from $2,016 million is largely due to lower reinvestment rates and lower income from equity-linked notes. These decreases were partially offset by income resulting from increased levels of securities lending activity.

         The favorable variance in net investment income is attributable to increases in the International, Reinsurance, Individual and Institutional segments, partially offset by a decline in Corporate & Other. International income grew by $33 million primarily due to higher revenues generated from a higher asset base, primarily as a result of acquisitions in Chile and Brazil. The $14 million increase in the Reinsurance segment resulted largely from increases in funds withheld at interest. Income in the Individual segment increased by $13 million due to a higher general account asset base as well as increased sales of underlying assets held in corporate partnerships. Income in the Institutional segment rose by $13 million largely from increased securities lending and a higher asset base. These favorable variances were partially offset by a $39 million decrease in Corporate & Other, which predominately rose from a lower asset base primarily due to the Company's active stock repurchase program and lower portfolio yield.

         Other revenues increased by $16 million, or 4%, to $389 million for the three months ended June 30, 2002 from $373 million for the comparable 2001 period. This variance is attributable to an increase in Corporate & Other partially offset by a decrease in the Individual segment. An increase of $38 million in Corporate & Other is due to the recognition of an experience refund earned on a reinsurance treaty triggered by fewer claims and favorable mortality experience from a previously established liability related to a sales practice class action settlement recorded in 1999, partially offset by interest earned from premiums on deposit with reinsurers in 2001. This variance was partially offset by a decrease of $17 million in Individual due to lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries.

         The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are
(i) deferred policy acquisition amortization, to the extent that such amortization results from investment gains and losses, and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

         Net investment losses increased by $57 million, or 42%, to $193 million for the three months ended June 30, 2002 from $136 million for the comparable 2001 period. This decrease reflects total gross investment losses of $266 million, an increase of $81 million, or 44%, from $185 million in 2001, before offsets for the amortization of deferred policy acquisition costs of $9 million and $22 million in 2002 and 2001, respectively, and changes in the policyholder dividend obligation of $64 million and $27 million in 2002 and 2001, respectively. The increase in gross investment losses was primarily driven by mark-to-market losses recognized on foreign exchange swaps, driven by the decline in the dollar versus the Euro, partially offset by gains from equity securities and other limited partnership interests.

         The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers to easily exclude investment gains and losses and the related effects on the unaudited interim condensed consolidated statements of income when evaluating its performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its unaudited interim condensed consolidated statements of income may not be comparable to amounts reported by other insurers.

         Policyholder benefits and claims increased by $593 million, or 14%, to $4,882 million for the three months ended June 30, 2002 from $4,289 million for the comparable 2001 period. This variance reflects total gross policyholder benefits and claims of $4,818 million, an increase of $556 million, or 13%, from $4,262 million in 2001, before the offsets for changes in the policyholder dividend obligation of $64 million and $27 million in 2002 and 2001, respectively. The net variance in policyholder benefits and claims is attributable to the Institutional, Reinsurance and International segments. Increases in Institutional and Reinsurance of $417 million and $68 million, respectively, are commensurate with the growth in premiums discussed above. The $101 million increase in International is primarily due to the acquisitions in Chile and Brazil and growth in Mexico, South Korea, and Spain.

         Interest credited to policyholder account balances increased by $4 million, or 1%, to $727 million for the three months ended June 30, 2002 from $723 million for the comparable 2001 period. This variance is attributable to increases in the Reinsurance and Individual segments, partially offset by a decrease in the Institutional segment. The unfavorable variance of $13 million in Reinsurance is primarily due to new single premium deferred annuity coinsurance agreements in the third quarter of 2001 and the first quarter of 2002. The increase of $8 million in Individual is due to higher policyholder account balances, partially offset by a slight decline in crediting rates. These increases are partially offset by an $18 million decrease in Institutional primarily due to a decline in average crediting rates resulting from the current interest rate environment.

         Policyholder dividends decreased by $17 million, or 3%, to $488 million for the three months ended June 30, 2002 from $505 million for the comparable 2001 period. This variance is primarily attributable to a decrease of $25 million in the Institutional segment, partially offset by an increase of $11 million in the Individual segment. The decline in Institutional is largely attributable to unfavorable mortality experience among several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience. The increase in Individual is predominately due to growth in the investments supporting the policies associated with this segment's large block of traditional life insurance business.

         Other expenses decreased by $34 million, or 2%, to $1,618 million for the three months ended June 30, 2002 from $1,652 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses declined by $67 million, or 4%, to $1,763 million in 2002 from $1,830 million in 2001. The change in accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which eliminates the amortization of goodwill and certain other intangibles, contributed $12 million to the favorable variance in other expenses and was spread among all segments. The remaining decrease in other expenses is attributable to decreases in the Reinsurance, Individual and Asset Management segments, partially offset by an increase in the International segment. The $34 million decrease in Reinsurance is largely due to a decline in allowances paid. Allowances paid can fluctuate depending on the type of reinsurance written. The $30 million decrease in Individual is due to continued expense management initiatives, partially offset by higher pension and post-retirement benefit expenses. The $15 million decline in Asset Management is primarily due to the sale of Conning on July 2, 2001. These variances were partially offset by a $20 million increase in International expenses primarily resulting from the acquisitions in Chile and Brazil.

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

         Capitalization of deferred policy acquisitions costs increased to $502 million for the three months ended June 30, 2002 from $491 million for the comparable 2001 period. This variance is primarily due to a $52 million increase in the Individual segment as a result of higher sales of variable and universal life insurance policies as well as annuity and investment-type products, which results in higher commissions and other deferrable expenses. This additional capitalization was offset by a $40 million reduction in the Reinsurance segment primarily resulting from lower ceding commissions driven by the change in the type of reinsurance written. Total amortization of deferred policy acquisition costs increased by $57 million, or 20%, to $348 million in 2002 from $291 million in 2001. Amortization of $357 million and $313 million are allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The increase in amortization allocated to other expenses is attributable to the Individual segment. The $45 million increase in Individual is due to refinements in the calculation of estimated gross margins and profits including the impacts of the depressed equity markets.

         Income tax expense for the three months ended June 30, 2002 was $170 million, or 31% of income before provision for income taxes and cumulative effect of change in accounting, compared with $173 million, or 35%, for the comparable 2001 period. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001 --THE COMPANY

         Premiums increased by $830 million, or 10%, to $9,182 million for the six months ended June 30, 2002 from $8,352 million for the comparable 2001 period. This variance is attributable to the Institutional, International and Reinsurance segments. The $415 million increase in Institutional is primarily attributable to an increase in retirement and savings due to the sale of a significant contract in the second quarter of 2002. In addition, sales growth in this segment's group life, dental, disability and long-term care businesses contributed to the Institutional variance. The sale of an annuity contract to a Canadian trust company, the 2001 acquisitions in Chile and Brazil, as well as growth in Mexico and South Korea, are the primary drivers of the $276 million increase in International. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to a $142 million increase in Reinsurance.

         Universal life and investment-type product policy fees increased by $24 million, or 3%, to $971 million for the six months ended June 30, 2002 from $947 million for the comparable 2001 period. This variance is primarily attributable to the Institutional and Individual segments. The $16 million increase in Institutional is principally due to a fee related to the termination of a portion of a bank-owned life insurance contract. A $14 million favorable variance in Individual is due to an increase in policy fees from insurance products, primarily resulting from higher cost of insurance fees and the continued shift in customer preferences from traditional life policies to variable life products. This favorable variance is partially offset by a decline in policy fees from annuity products resulting from poor equity market performance. If average separate account asset levels continue to decline, management expects that policy fees from insurance and investment-type products will continue to be adversely impacted while cost of insurance fees from variable life products are expected to rise.

         Net investment income was $5,650 for both the six months ended June 30, 2002 and 2001. Increases in net investment income on (i) mortgage loans on real estate of $11 million, or 1%, (ii) fixed maturities of $7 million, or less than 1%, and (iii) real estate and real estate joint ventures of $6 million, or 2%, were entirely offset by decreases in income from (i) cash and cash equivalents and short-term investments of $16 million, or 12%, (ii) other invested assets of $6 million, or 6%, and (iii) equity securities and other limited partnership interests of $2 million, or 4%.

         The increase in net investment income from mortgage loans on real estate to $934 million from $923 million is largely due to growth in mortgage assets , partially offset by declining yields and lower prepayment fees. The increase in income from fixed maturities to $3,959 million from $3,952 million is due to income resulting from increased levels of securities lending activity and a higher asset base, partially offset by lower income on equity-linked notes and declining market rates on reinvestment. The increase in income from real estate and real estate joint ventures to $324 million from $318 million is primarily due to the transfer of the Company's One Madison Avenue, New York property from company use to an investment property in 2002. The decrease in income from cash and cash equivalents and short-term investments to $121 million from $137 million is primarily due to declining market rates. The decrease in income from other invested assets to $102 million from $108 million is primarily due to lower derivative income. The decrease in income from equity securities and other limited partnership interests to $52 million from $54 million is primarily due to a decrease in equity earnings from corporate joint ventures.

         Net investment income decreases in Corporate & Other and the Auto & Home and Asset Management segments were entirely offset by increases in the International, Reinsurance and Individual segments. A $55 million decrease in Corporate & Other is due to a lower asset base resulting primarily from the Company's active stock repurchase program and a lower portfolio yield. Auto & Home income decreased by $11 million primarily due to a lower asset base. Asset Management income declined by $7 million primarily due to lower fees received for investment management activities. International income increased by $44 million due to a higher asset base. Reinsurance income increased by $16 million primarily due to an increase in funds withheld at interest. The Individual segment's income increased by $11 million due to a higher general account asset base. The remaining variance is attributable to the Institutional segment.

         Other revenues decreased by $28 million, or 4%, to $756 million for the six months ended June 30, 2002 from $784 million for the comparable 2001 period. This variance is primarily attributable to decreases in the Individual and Asset Management segments, partially offset by an increase in Corporate & Other. Individual decreased by $35 million as a result of lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries. A $22 million decrease in Asset Management is primarily due to the sale of Conning in July 2001. These variances were partially offset by an increase of $24 million in Corporate & Other principally due to the recognition of an experience refund earned on a reinsurance treaty triggered by fewer claims and favorable mortality experience from a previously established liability related to a sales practice class action settlement recorded in 1999, partially offset by interest earned from premiums on deposit with reinsurers in 2001.

         The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are
(i) deferred policy acquisition amortization, to the extent that such amortization results from investment gains and losses, and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

      Net investment losses increased by $4 million, or 1%, to $285 million for the six months ended June 30, 2002 from $281 million for the comparable 2001 period. This decrease reflects total gross investment losses of $371 million, an increase of $11 million, or 3%, from $360 million in 2001, before offsets for the amortization of deferred policy acquisition costs of $15 million and $16 million in 2002 and 2001, respectively, and changes in the policyholder dividend obligation of $71 million and $63 million in 2002 and 2001, respectively. The increase in gross investment losses is due to mark-to-market losses recognized on foreign exchange swaps, driven by the decline in the dollar versus the Euro, partially offset by gains from sales of equity securities and other limited partnership interests.

      The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers to easily exclude investment gains and losses and the related effects on the unaudited interim condensed consolidated statements of income when evaluating its performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its unaudited interim condensed consolidated statements of income may not be comparable to amounts reported by other insurers.

      Policyholder benefits and claims increased by $776 million, or 9%, to $9,500 million for the six months ended June 30, 2002 from $8,724 million for the comparable 2001 period. This variance reflects total gross policyholder benefits and claims of $9,429 million, an increase of $768 million, or 9%, from $8,661 million in 2001, before the offsets for changes in the policyholder dividend obligation of $71 million and $63 million in 2002 and 2001, respectively. The net variance in policyholder benefits and claims is attributable to the Institutional, Reinsurance and International segments. Increases in Institutional and Reinsurance of $435 million and $120 million, respectively, are commensurate with the growth in premiums discussed above. The $284 million increase in International is primarily due to the increase in liabilities for the aforementioned sale of an annuity contract, the acquisitions in Chile and Brazil and growth in Mexico, South Korea, and Spain.

      Interest credited to policyholder account balances decreased by $42 million, or 3%, to $1,441 million for the six months ended June 30, 2002 from $1,483 million for the comparable 2001 period. This variance is attributable to decreases in the Institutional and International segments, partially offset by increases in the Reinsurance and Individual segments. A $61 million decrease in Institutional is primarily due to a decline in average crediting rates resulting from the current interest rate environment. A $6 million decrease in International is due to the planned cessation of product lines offered through a joint venture with Banco Santander. These variances were offset by an increase of $18 million in Reinsurance due primarily to new single premium deferred annuity coinsurance agreements in the third quarter 2001 and first quarter of 2002. In addition, an increase of $7 million in Individual is due to higher policyholder account balances, partially offset by a slight decline in crediting rates.

      Policyholder dividends decreased by $35 million, or 3%, to $985 million for the six months ended June 30, 2002 from $1,020 million for the comparable 2001 period. This variance is primarily attributable to a decrease of $67 million in the Institutional segment, partially offset by an increase of $34 million in the Individual segment. The Institutional decline is largely attributable to unfavorable mortality experienced among several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience. The increase in Individual is due to growth in the investments supporting the policies associated with this segment's large block of traditional life insurance business.

      Other expenses decreased by $34 million, or 1%, to $3,271 million for the six months ended June 30, 2002 from $3,305 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $50 million, or 1%, to $3,617 million in 2002 from $3,567 million in 2001. The change in accounting as prescribed by SFAS 142, which eliminates the amortization of goodwill and certain other intangibles, caused a decrease of $24 million in other expenses and was spread among all segments. The remaining $74 million increase is primarily attributable to increases in Corporate & Other and the International segment, partially offset by decreases in the Asset Management segment. The increase in Corporate & Other of $67 million is primarily due to an increase in litigation costs. The 2002 period includes amounts to cover costs associated with the resolution of federal government investigations of General American Life Insurance Company ("General American") former Medicare business. An increase of $41 million in International expenses is due to the Chilean and Seasul acquisitions. These variances are partially offset by a $28 million decrease in Asset Management primarily due to the sale of Conning on July 2, 2001.

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

      Capitalization of deferred policy acquisitions costs increased to $1,026 million for the six months ended June 30, 2002 from $943 million for the comparable 2001 period. This variance is primarily due to increases in the Individual and International segments, partially offset by a decrease in the Auto & Home segment. The $86 million increase in Individual is due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in higher commissions and other deferrable expenses. A $14 million increase in International is commensurate with the business growth in this segment. These increases are partially offset by a $17 million decline in Auto & Home due to an anticipated reduction in retention. Total amortization of deferred policy acquisitions costs remained unchanged at $665 million in both 2002 and 2001. Amortization of $680 million and $681 million are allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The decrease in amortization allocated to other expenses is attributable to decreases in the Individual and Auto & Home segments, partially offset by an increase in the International segment. The decrease of $15 million in Individual is due to refinements in the calculation of estimated gross margins and profits. A decrease in Auto and Home of $12 million is due to the aforementioned reduction in retention. These decreases were partially offset by a $20 million increase in International. This increase is commensurate with the business growth in this segment.

      Income tax expense for the six months ended June 30, 2002 was $366 million, or 34% of income before provision for income taxes and cumulative effect of change in accounting , compared with $313 million, or 34%, for the comparable 2001 period. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to record tax benefits on certain foreign capital losses. The 2001 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to record tax benefits on certain foreign capital losses.

INDIVIDUAL

      The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                             FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,              ENDED JUNE 30,
                                                            ----------------------      ----------------------
                                                              2002          2001          2002          2001
                                                            --------      --------      --------      --------
                                                                           (DOLLARS IN MILLIONS)
REVENUES

Premiums                                                    $  1,094      $  1,107      $  2,178      $  2,213
Universal life and investment-type product policy fees           339           310           637           623
Net investment income                                          1,580         1,567         3,111         3,100
Other revenues                                                   102           119           230           265
Net investment losses                                            (89)          (61)          (86)         (114)
                                                            --------      --------      --------      --------
   Total revenues                                              3,026         3,042         6,070         6,087
                                                            --------      --------      --------      --------
EXPENSES

Policyholder benefits and claims                               1,263         1,243         2,495         2,476
Interest credited to policyholder account balances               452           444           895           888
Policyholder dividends                                           461           450           920           886
Other expenses                                                   633           673         1,267         1,370
                                                            --------      --------      --------      --------
   Total expenses                                              2,809         2,810         5,577         5,620
                                                            --------      --------      --------      --------
Income before provision for income taxes                         217           232           493           467
Provision for income taxes                                        77            95           177           186
                                                            --------      --------      --------      --------
Net income                                                  $    140      $    137      $    316      $    281
                                                            ========      ========      ========      ========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 -- INDIVIDUAL

      Premiums decreased by $13 million, or 1%, to $1,094 million for the three months ended June 30, 2002 from $1,107 million for the comparable 2001 period. Premiums from insurance products decreased by $21 million, primarily due to the continued decline in traditional life policies, along with a continued shift in policyholder' preferences from traditional policies to variable life products. Premiums from annuity and investment products increased by $8 million as a result of higher sales of immediate annuities.

      Universal life and investment-type product policy fees increased by $29 million, or 9%, to $339 million for the three months ended June 30, 2002 from $310 million for the comparable 2001 period. Policy fees from insurance products increased by $42 million, primarily due to higher cost of insurance fees, which increase as the average separate account assets supporting the underlying minimum death benefit declines. In addition, this increase reflects the continued shift in customer preferences from traditional life policies to variable life products. Policy fees from annuity and investment-type products decreased by $13 million primarily due to declines in the average separate account asset base resulting from poor equity market performance, partially offset by increased annuity deposits. Policy fees from annuity and investment-type products are typically calculated as a percentage of average separate account assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to decline, management expects that policy fees from insurance and investment-type products will continue to be adversely impacted, while costs of insurance fees from variable life products are expected to rise.

      Other revenues decreased by $17 million, or 14%, to $102 million for the three months ended June 30, 2002 from $119 million for the comparable 2001 period, largely due to lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries.

      Policyholder benefits and claims increased by $20 million, or 2%, to $1,263 million for the three months ended June 30, 2002 from $1,243 million for the comparable 2001 period. Policyholder benefits and claims for insurance products increased by $2 million primarily due to an increase in the policyholder dividend obligation associated with the closed block, partially offset by favorable mortality experience. Policyholder benefits and claims for annuity and investment products increased by $18 million, primarily due to an increase in the liability associated with immediate annuities and unfavorable mortality experience.

      Interest credited to policyholder account balances increased by $8 million, or 2%, to $452 million for the three months ended June 30, 2002 from $444 million for the comparable 2001 period. This increase is primarily due to higher policyholder account balances partially offset by a slight decline in crediting rates.

      Policyholder dividends increased by $11 million, or 2%, to $461 million for the three months ended June 30, 2002 from $450 million for the comparable 2001 period. This variance is due to an increase in the investments supporting the policies associated with this segment's large block of traditional life insurance business.

      Other expenses decreased by $40 million, or 6%, to $633 for the three months ended June 30, 2002 from $673 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs which are discussed below, other expenses decreased by $33 million, or 4%, to $714 million in 2002 from $747 million in 2001. Decreases of $27 million and $6 million related to insurance products and annuity and investment products, respectively, are primarily due to a reduction in expenses resulting from continued expense management initiatives, partially offset by an increase in pension and post-retirement benefit expenses.

      Deferred policy acquisition costs are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statements of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased by $52 million, or 25%, to $258 million for the three months ended June 30, 2002 from $206 million for the comparable 2001 period, due to higher sales of variable and universal life insurance policies as well as annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs increased by $60 million, or 55%, to $169 million in 2002 from $109 million in 2001. Amortization of deferred policy acquisition costs of $177 million and $132 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. Increases in amortization of deferred policy acquisition costs allocated to other expenses, of $36 million and $9 million related to insurance products and annuity and investment-type products, respectively, are attributable to refinements in the calculation of estimated gross margins and profits including the impact of the depressed equity markets.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001 -- INDIVIDUAL

      Premiums decreased by $35 million, or 2%, to $2,178 million for the six months ended June 30, 2002 from $2,213 million for the comparable 2001 period. Premiums from insurance products decreased by $37 million, primarily due to the continued decline in traditional life policies, along with a continued shift in policyholder preferences from traditional policies to variable life products. Premiums from annuity and investment products increased by $2 million as a result of higher sales of immediate annuities.

      Universal life and investment-type product policy fees increased by $14 million, or 2%, to $637 million for the six months ended June 30, 2002 from $623 million for the comparable 2001 period. Policy fees from insurance products increased by $26 million, primarily due to higher cost of insurance fees, which increase as the average separate account assets supporting the underlying minimum death benefits decline. In addition, the increase reflects the continued shift in customer preferences from traditional life policies to variable life products. Policy fees from annuity and investment-type products decreased by $12 million primarily due to a decline in the average separate account asset base resulting from poor equity market performance, partially offset by increased annuity sales. Policy fees from annuity and investment-type products are typically calculated as a percentage of average separate account assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to decline, management expects that policy fees from insurance and investment-type products will continue to be adversely impacted, while costs of insurance fees from variable life products are expected to rise.

      Other revenues decreased by $35 million, or 13%, to $230 million for the six months ended June 30, 2002 from $265 million for the comparable 2001 period, largely due to lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries.

      Policyholder benefits and claims increased by $19 million, or 1%, to $2,495 million for the six months ended June 30, 2002 from $2,476 million for the comparable 2001 period. Policyholder benefits and claims for annuity and investment products increased by $23 million largely due to an increase in the liabilities associated with immediate annuities and unfavorable mortality experience in this block of business. Policyholder benefits and claims for insurance products decreased by $4 million, primarily due to favorable mortality experience.

      Interest credited to policyholder account balances increased by $7 million, or 1%, to $895 million for the six months ended June 30, 2002 from $888 million for the comparable 2001 period. This increase is primarily due to higher policyholder account balances, partially offset by a slight decline in crediting rates.

      Policyholder dividends increased by $34 million, or 4%, to $920 million for the six months ended June 30, 2002 from $886 million for the comparable 2001 period. This increase is due to an increase in the investments supporting the policies associated with this segment's large block of traditional life insurance business.

      Other expenses decreased by $103 million, or 8%, to $1,267 for the six months ended June 30, 2002 from $1,370 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs which are discussed below, other expenses decreased by $2 million, to $1,455 million in 2002 from $1,457 million in 2001. A decrease of $31 million in these expenses related to insurance products was partially offset by a $29 million increase in these expenses related to annuity and investment-type products. Reductions from continued expense management initiatives are partially offset by an increase in pension and post-retirement benefit expenses. In addition, expenses related to annuities increased due to a rise in sales of new annuity and investment-type products.

      Deferred policy acquisition costs are principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statements of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased by $86 million, or 21%, to $502 million for the six months ended June 30, 2002 from $416 million for the comparable 2001 period due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs decreased by $13 million, or 4%, to $299 million in 2002 from $312 million in 2001. Amortization of deferred policy acquisition costs of $314 million and $329 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment-type products decreased by $22 million while such costs related to insurance products increased by $7 million. These variances are due to refinements in the calculation of estimated gross margins and profits.

INSTITUTIONAL

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                            ----------------------     ----------------------
                                                              2002          2001         2002          2001
                                                            --------      --------     --------      --------
                                                                          (DOLLARS IN MILLIONS)
REVENUES

Premiums                                                    $  2,162      $  1,739     $  4,022      $  3,607
Universal life and investment-type product policy fees           168           154          320           304
Net investment income                                          1,003           990        1,988         1,986
Other revenues                                                   156           163          328           330
Net investment losses                                           (109)          (47)        (191)         (117)
                                                            --------      --------     --------      --------
   Total revenues                                              3,380         2,999        6,467         6,110
                                                            --------      --------     --------      --------

EXPENSES

Policyholder benefits and claims                               2,460         2,043        4,629         4,194
Interest credited to policyholder account balances               232           250          460           521
Policyholder dividends                                            15            40           37           104
Other expenses                                                   394           398          779           794
                                                            --------      --------     --------      --------
   Total expenses                                              3,101         2,731        5,905         5,613
                                                            --------      --------     --------      --------

Income before provision for income taxes                         279           268          562           497
Provision for income taxes                                        89            96          195           175
                                                            --------      --------     --------      --------
Net income                                                  $    190      $    172     $    367      $    322
                                                            ========      ========     ========      ========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 -- INSTITUTIONAL

      Premiums increased by $423 million, or 24%, to $2,162 million for the three months ended June 30, 2002 from $1,739 million for the comparable 2001 period. Retirement and savings premiums increased by $329 million primarily due to the sale of a significant contract in the second quarter of 2002. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can often fluctuate from period to period. In addition, group insurance premiums increased by $94 million as a result of higher sales in this segment's group life, dental, disability and long-term care businesses.

      Universal life and investment-type product policy fees increased by $14 million, or 9%, to $168 million for the three months ended June 30, 2002 from $154 million for the comparable 2001 period. This increase primarily reflects a fee related to the termination of a portion of a bank-owned life insurance contract.

      Other revenues decreased by $7 million, or 4%, to $156 million for the three months ended June 30, 2002 from $163 million for the comparable 2001 period. This decline is largely attributable to a $10 million reduction in retirement and savings administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001. Also contributing to this variance are lower fees earned on retirement and savings' investment in separate accounts. These decreases are offset by a $3 million increase in group insurance due to growth in the administrative service businesses.

      Policyholder benefits and claims increased by $417 million, or 20%, to $2,460 million for the three months ended June 30, 2002 from $2,043 million for the comparable 2001 period. Retirement and savings increased by $311 million, commensurate with the aforementioned premium growth. In addition, group insurance increased by $106 million, primarily due to growth and higher premiums in this segment's group life, dental, disability and long-term care businesses.

      Interest credited to policyholder account balances decreased by $18 million, or 7%, to $232 million for the three months ended June 30, 2002 from $250 million for the comparable 2001 period. Decreases of $12 million and $6 million in retirement and savings and group insurance, respectively, are largely due to a decline in average crediting rates in the second quarter of 2002 as a result of the current interest rate environment.

      Policyholder dividends decreased by $25 million, or 63%, to $15 million for the three months ended June 30, 2002 from $40 million for the comparable 2001 period. This decline is largely attributable to unfavorable mortality experience among several large group clients. Policyholder dividends vary from period to period based on participating contract experience.

      Other expenses decreased by $4 million, or 1%, to $394 million for the three months ended June 30, 2002 from $398 million for the comparable 2001 period. Retirement and savings decreased by $20 million primarily due to the Company's exit from the large market 401(k) business in late 2001. This decrease is partially offset by a $16 million increase which is mainly attributable to group insurance's non-deferrable expenses, including certain premium taxes and commissions, commensurate with the aforementioned premium growth.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001 -- INSTITUTIONAL

      Premiums increased by $415 million, or 12%, to $4,022 million for the six months ended June 30, 2002 from $3,607 million for the comparable 2001 period. Retirement and savings premiums increased by $286 million primarily due to the sale of a significant contract in the second quarter 2002. In addition, group insurance premiums increased by $129 million, as a result of higher sales in this segment's group life, dental, disability and long-term care businesses.

      Universal life and investment-type product policy fees increased by $16 million, or 5%, to $320 million for the six months ended June 30, 2002 from $304 million for the comparable 2001 period. This increase primarily reflects a fee resulting from the termination of a portion of a bank-owned life insurance contract.

      Other revenues decreased by $2 million, or 1%, to $328 million for the six months ended June 30, 2002 from $330 million for the comparable 2001 period. Retirement and savings decreased by $19 million, primarily due to a reduction in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001. Also contributing to this variance are lower fees earned on retirement and savings investment in separate accounts. This decrease is largely offset by a $17 million increase in group insurance due to growth in the administrative service businesses, as well as a one-time settlement received in 2002 related to the Company's former medical business.

      Policyholder benefits and claims increased by $435 million, or 10%, to $4,629 million for the six months ended June 30, 2002 from $4,194 million for the comparable 2001 period. Retirement and savings increased by $251 million, commensurate with the aforementioned premium growth. In addition, group insurance increased by $184 million, largely attributable to growth in this segment's group life, dental, disability and long-term care businesses.

      Interest credited to policyholder account balances decreased by $61 million, or 12%, to $460 million for the six months ended June 30, 2002 compared with $521 million for the comparable 2001 period. Decreases of $32 million and $29 million in group insurance and retirement and savings, respectively, are primarily attributable to declines in the average crediting rates in 2002 as a result of the current interest rate environment.

      Policyholder dividends decreased by $67 million, or 64%, to $37 million for the six months ended June 30, 2002 from $104 million for the comparable 2001 period. This decline is largely attributable to unfavorable mortality experience among several large group clients. Policyholder dividends vary from period to period based on participating insurance contract experience.

      Other expenses decreased by $15 million, or 2%, to $779 million for the six months ended June 30, 2002 from $794 million for the comparable 2001 period. Retirement and savings decreased by $37 million primarily due to the Company's exit from the large market 401(k) business in late 2001. This decrease is partially offset by a $22 million increase which is mainly attributable to group insurance's non-deferrable expenses, including certain premium taxes and commissions, commensurate with the aforementioned premium growth.

REINSURANCE

      The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                       FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                       --------------------    --------------------
                                                         2002        2001        2002        2001
                                                       --------    --------    --------    --------
                                                                   (DOLLARS IN MILLIONS)
REVENUES

Premiums                                               $    472    $    395    $    947    $    805
Net investment income                                       102          88         201         185
Other revenues                                               11           7          19          16
Net investment gains                                         --           9           2          14
                                                       --------    --------    --------    --------
   Total revenues                                           585         499       1,169       1,020
                                                       --------    --------    --------    --------

EXPENSES

Policyholder benefits and claims                            379         311         774         654
Interest credited to policyholder account balances           32          19          66          48
Policyholder dividends                                        6           6          11          11
Other expenses                                              114         103         208         203
                                                       --------    --------    --------    --------
   Total expenses                                           531         439       1,059         916
                                                       --------    --------    --------    --------
Income before provision for income taxes                     54          60         110         104
Provision for income taxes                                   12          15          25          26
Minority interest                                            21          24          40          39
                                                       --------    --------    --------    --------
Net income                                             $     21    $     21    $     45    $     39
                                                       ========    ========    ========    ========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 -- REINSURANCE

      Premiums increased by $77 million, or 19%, to $472 million for the three months ended June 30, 2002 from $395 million for the comparable 2001 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues increased by $4 million, or 57%, to $11 million for the three months ended June 30, 2002 from $7 million for the comparable 2001 period. This increase is due to fees earned on financial reinsurance which can vary from period to period.

      Policyholder benefits and claims increased by $68 million, or 22%, to $379 million for the three months ended June 30, 2002 from $311 million for the comparable 2001 period. This increase is commensurate with the growth in premiums discussed above. The level of death claims may fluctuate from period to period, but generally exhibits less volatility over the long-term.

      Interest credited to policyholder account balances increased by $13 million, or 68%, to $32 million for the three months ended June 30, 2002 from $19 million for the comparable 2001 period. Contributing to this growth was new single premium deferred annuity coinsurance agreements in the third quarter of 2001 and the first quarter of 2002.

      Policyholder dividends were $6 million for both the three months ended June 30, 2002 and 2001.

      Other expenses increased by $11 million, or 11%, to $114 million for the three months ended June 30, 2002 from $103 million for the comparable 2001 period. These expenses fluctuate depending on the mix of the underlying insurance products being reinsured as allowances paid, and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty. This increase is commensurate with the growth in premiums discussed above.

      Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated ("RGA").

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001 -- REINSURANCE

      Premiums increased by $142 million, or 18%, to $947 million for the six months ended June 30, 2002 from $805 million for the comparable 2001 period. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues increased by $3 million, or 19%, to $19 million for the six months ended June 30, 2002 from $16 million for the comparable 2001 period. This increase is due to higher fees earned on financial reinsurance which can vary from period to period.

      Policyholder benefits and claims increased by $120 million, or 18%, to $774 million for the six months ended June 30, 2002 from $654 million for the comparable 2001 period. This increase is commensurate with the growth in premiums discussed above. The level of death claims fluctuate from period to period, but generally exhibits less volatility over the long -term.

      Interest credited to policyholder account balances increased by $18 million, or 38%, to $66 million for the six months ended June 30, 2002 from $48 million for the comparable 2001 period. Contributing to this growth was new single premium deferred annuity coinsurance agreements in the third quarter of 2001 and the first quarter of 2002.

      Policyholder dividends were $11 million for both the six months ended June 30, 2002 and 2001.

      Other expenses increased by $5 million, or 2%, to $208 million for the six months ended June 30, 2002 from $203 million for the comparable 2001 period. These expenses fluctuate depending on the mix of the underlying insurance products being reinsured as allowances paid, and the related capitalization and amortization, can vary significantly based on the type of business and the reinsurance treaty. This increase is commensurate with the growth in premiums discussed above.

      Minority interest reflects third-party ownership interests in RGA.

AUTO & HOME

      The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                                FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                               ----------------------    ----------------------
                                                                 2002          2001        2002          2001
                                                               --------      --------    --------      --------
                                                                             (DOLLARS IN MILLIONS)
REVENUES

Premiums                                                       $    702      $    682    $  1,394      $  1,355
Net investment income                                                46            51          91           102
Other revenues                                                        9             6          16            12
Net investment losses                                               (18)           (3)        (32)           (6)
                                                               --------      --------    --------      --------
   Total revenues                                                   739           736       1,469         1,463
                                                               --------      --------    --------      --------

EXPENSES

Policyholder benefits and claims                                    517           530       1,012         1,093
Other expenses                                                      193           198         401           407
                                                               --------      --------    --------      --------
   Total expenses                                                   710           728       1,413         1,500
                                                               --------      --------    --------      --------
Income (Loss) before provision (benefit) for income taxes            29             8          56           (37)
Provision (Benefit) for income taxes                                  5            (1)         11           (20)
                                                               --------      --------    --------      --------
Net income (loss)                                              $     24      $      9    $     45      $    (17)
                                                               ========      ========    ========      ========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 - AUTO & HOME

      Premiums increased by $20 million, or 3%, to $702 million for the three months ended June 30, 2002 from $682 million for the comparable 2001 period. Auto and property premiums increased by $15 million and $3 million, respectively, primarily due to an increase in average premium earned per policy resulting from rate increases. The impact on premiums from rate increases was partially offset by an expected reduction in retention. Premiums from other personal lines increased by $2 million.

      Other revenues increased by $3 million, or 50%, to $9 million for the three months ended June 30, 2002 from $6 million for the comparable 2001 period. This increase was primarily due to $2 million of income earned in the second quarter of 2002 on corporate- owned life insurance ("COLI").

      Policyholder benefits and claims decreased by $13 million or 2%, to $517 million for the three months ended June 30, 2002 from $530 million for the comparable 2001 period. Auto policyholder benefits and claims increased by $49 million largely due to a $21 million increase resulting from adverse development of prior year claims, as well as an increase in the bodily injury and no-fault severities. In addition, claim costs associated with physical damage increased period over period primarily due to inflation. Costs associated with the processing of the New York assigned risk business also contributed to this increase. Property policyholder benefits and claims decreased by $55 million due to better catastrophe experience and lower non-catastrophe claim frequencies. Catastrophes represented 9.4% of the loss ratio in 2002 compared to 29.3% in 2001. Other policyholder benefits and claims decreased by $7 million due to fewer personal umbrella claims. This line of business tends to be very volatile in the shorter-term versus the longer-term business cycle due to low premium volume and high liability limits.

      Other expenses decreased by $5 million, or 3%, to $193 million for the three months ended June 30, 2002 from $198 million for the comparable 2001 period. This decrease is due to the elimination of the amortization of goodwill and other intangibles and a reduction in expenses resulting from a reduction in administrative staff. The expense ratio decreased to 27.4% in 2002 from 29.1% in 2001.

      The effective income tax rates for the three months ended June 30, 2002 and 2001 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001
- AUTO & HOME

      Premiums increased by $39 million, or 3%, to $1,394 million for the six months ended June 30, 2002 from $1,355 million for the comparable 2001 period. Auto and property premiums increased by $32 million and $3 million, respectively, primarily due to an increase in average premium earned per policy resulting from rate increases. The impact on premiums from rate increases was partially offset by an expected reduction in retention. Premiums from other personal lines increased by $4 million.

      Other revenues increased by $4 million, or 33%, to $16 million for the six months ended June 30, 2002 from $12 million for the comparable 2001 period. This increase was primarily due to $2 million of income earned on COLI, and higher payment installment fees.

      Policyholder benefits and claims decreased by $81 million, or 7%, to $1,012 million for the six months ended June 30, 2002 from $1,093 million for the comparable 2001 period. Auto policyholder benefits and claims increased by $22 million largely due to adverse development of prior year claims, an increase in the current year bodily injury and no-fault severities, higher claim costs associated with physical damage and an increase in costs associated with the processing of the New York assigned risk business. These increases were partially offset by improved claim frequency resulting from milder winter weather as well as underwriting and agency management actions. Property policyholder benefits and claims decreased by $90 million due to improved claim frequencies resulting from milder winter weather and lower catastrophe levels. Catastrophes represented 9.1% of the loss ratio in 2002 compared to 20.2% in 2001. Other policyholder benefits and claims decreased by $13 million due to fewer personal umbrella claims. This line of business tends to be very volatile in the shorter-term versus the longer-term business cycle due to low premium volume and high liability limits.

      Other expenses decreased by $6 million, or 1%, to $401 million for the six months ended June 30, 2002 from $407 million for the comparable 2001 period. This decrease is primarily due to the elimination of the amortization of goodwill and other intangibles and lower expenses resulting from a reduction in administrative staff. These declines are partially offset by an increase in expenses related to the outsourced New York assigned risk business. The expense ratio decreased to 28.8% in 2002 from 30.1% in 2001.

      The effective income tax rates for the six months ended June 30, 2002 and 2001 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

ASSET MANAGEMENT

      The following table presents consolidated financial information for the Asset Management segment for the periods indicated:

                                              FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                              --------------------   --------------------
                                                2002        2001       2002        2001
                                              --------    --------   --------    --------
                                                         (DOLLARS IN MILLIONS)
REVENUES

Net investment income                         $     15    $     17   $     29    $     36
Other revenues                                      50          56         90         112
Net investment losses                               --          --         (4)         --
                                              --------    --------   --------    --------
   Total revenues                                   65          73        115         148
                                              --------    --------   --------    --------

OTHER EXPENSES                                      57          72        109         138
                                              --------    --------   --------    --------

Income before provision for income taxes             8           1          6          10
Provision for income taxes                           3          --          2           3
                                              --------    --------   --------    --------
Net income                                    $      5    $      1   $      4    $      7
                                              ========    ========   ========    ========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 - ASSET MANAGEMENT

      Other revenues, which are primarily comprised of management and advisory fees from third parties, decreased by $6 million, or 11%, to $50 million for the three months ended June 30, 2002 from $56 million for the comparable 2001 period. The most significant factor contributing to this decline is a $14 million decrease resulting from the sale of Conning, which occurred on July 2, 2001. Excluding the impact of this transaction, other revenues increased by $8 million, or 19%, to $50 million in 2002 from $42 million in 2001. This increase is primarily the result of incentive and performance fees earned in the second quarter of 2002 from real estate and hedge fund products. In addition, investment advisory fees earned from retail mutual funds increased slightly over the prior period. Excluding Conning, assets under management were $49 billion at June 30, 2002 as compared to $54 billion at June 30, 2001. The $5 billion decrease is primarily due to institutional customer withdrawals and the continuing downturn in the equity market.

      Other expenses decreased by $15 million, or 21%, to $57 million for the three months ended June 30, 2002 from $72 million for the comparable 2001 period. Excluding the impact of the sale of Conning, other expenses were essentially unchanged at $57 million in 2002 as compared with $56 million in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001
- ASSET MANAGEMENT

      Other revenues decreased by $22 million, or 20%, to $90 million for the six months ended June 30, 2002 from $112 million for the comparable 2001 period. Excluding the impact of the sale of Conning, other revenues increased $9 million, or 11%, to $90 million in 2002 from $81 million in 2001. This increase is primarily the result of incentive and performance fees earned in 2002 from real estate and hedge fund products. In addition, investment advisory fees earned from retail mutual funds increased slightly over the prior period.

      Other expenses decreased by $29 million, or 21%, to $109 million for the six months ended June 30, 2002 from $138 million for the comparable 2001 period. Excluding the impact of the sale of Conning, other expenses increased by $5 million, or 5%, to $109 million in 2002 from $104 million in 2001. The $5 million increase is primarily due to the addition of distribution and service employees to build infrastructure for future growth.

INTERNATIONAL

      The following table presents consolidated financial information for the International segment for the periods indicated:

                                                                    FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,           ENDED JUNE 30,
                                                                    --------------------     --------------------
                                                                      2002        2001         2002        2001
                                                                    --------    --------     --------    --------
                                                                                (DOLLARS IN MILLIONS)
REVENUES

Premiums                                                            $    274    $    196     $    649    $    373
Universal life and investment-type product policy fees                     7           9           14          20
Net investment income                                                     95          62          170         126
Other revenues                                                             3           2            6           6
Net investment gains (losses)                                              8          27          (14)         28
                                                                    --------    --------     --------    --------
   Total revenues                                                        387         296          825         553
                                                                    --------    --------     --------    --------

EXPENSES

Policyholder benefits and claims                                         262         161          589         305
Interest credited to policyholder account balances                        11          10           20          26
Policyholder dividends                                                     6           9           17          19
Other expenses                                                            96          76          189         143
                                                                    --------    --------     --------    --------
   Total expenses                                                        375         256          815         493
                                                                    --------    --------     --------    --------

Income before provision for income taxes and
   cumulative effect of change in accounting                              12          40           10          60
Provision for income taxes                                                 5           6           12           6
                                                                    --------    --------     --------    --------
Income (loss) before cumulative effect of change in accounting             7          34           (2)         54
Cumulative effect of change in accounting                                 --          --            5          --
                                                                    --------    --------     --------    --------
Net income                                                          $      7    $     34     $      3    $     54
                                                                    ========    ========     ========    ========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 - INTERNATIONAL

      Premiums increased by $78 million, or 40%, to $274 million for the three months ended June 30, 2002 from $196 million for the comparable 2001 period. The 2001 acquisitions in Chile and Brazil increased premiums by $28 million and $6 million, respectively. Mexico's premiums increased by $21 million primarily due to increases in its group life, major medical and individual life business. South Korea's premiums increased by $19 million primarily due to improved agent productivity and a larger professional sales force. Spain's premiums increased by $4 million primarily due to continued growth in the direct auto business.

      Universal life and investment-type product policy fees decreased by $2 million, or 22%, to $7 million for the three months ended June 30, 2002 from $9 million for the comparable 2001 period. This decrease is largely due to a reduction in fees in Spain caused by a decline in assets under management, as a result of a planned cessation of product lines offered through a joint venture with Banco Santander.

      Other revenues increased by $1 million, or 50%, to $3 million for the three months ended June 30, 2002 from $2 million for the comparable 2001 period. Spain's other revenue increased due to the leasing of available office space.

      Policyholder benefits and claims increased by $101 million, or 63%, to $262 million for the three months ended June 30, 2002 from $161 million for the comparable 2001 period. The 2001 acquisitions in Chile and Brazil contributed $48 million to this variance. Mexico's, South Korea's and Spain's policyholder benefits and claims increased by $24 million, $14 million and $6 million, respectively, commensurate with the premium variances discussed above. The remainder of the variance is attributable to minor fluctuations in several countries.

      Interest credited to policyholder account balances was essentially unchanged at $11 million for the three months ended June 30, 2002, as compared to $10 million for the 2001 period.

      Policyholder dividends decreased by $3 million, or 33%, to $6 million for the three months ended June 30, 2002 from $9 million for the comparable 2001 period. This reduction is due to lower experience refunds related to the Mexican block of business.

      Other expenses increased by $20 million, or 26%, to $96 million for the three months ended June 30, 2002 from $76 million for the comparable 2001 period. Chile's and Brazil's other expenses increased by $6 million and $3 million, respectively, primarily due to the 2001 acquisitions in Chile and Brazil. Mexico's other expenses increased by $5 million primarily relating to integration costs in Mexico as a result of the recent acquisition of Hidalgo. In addition, South Korea's and Mexico's commissions increased by $8 million and $2 million, respectively, commensurate with the aforementioned new business growth.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001
- INTERNATIONAL

      Premiums increased by $276 million, or 74%, to $649 million for the six months ended June 30, 2002 from $373 million for the comparable 2001 period. The majority of this increase is attributable to the sale of an annuity contract in the first quarter of 2002 to a Canadian trust company, a pension manager. This transaction accounted for $108 million of the fluctuation in premiums. The 2001 acquisitions in Chile and Brazil increased premiums by $62 million and $12 million, respectively. Mexico's premiums increased by $51 million primarily due to increases in its group life, major medical and individual life business. South Korea's premiums increased by $39 million primarily due to improved agent productivity and a larger professional sales force. The remainder of the variance is attributable to minor fluctuations in several countries.

      Universal life and investment-type product policy fees decreased by $6 million, or 30%, to $14 million for the six months ended June 30, 2002 from $20 million for the comparable 2001 period. This decrease is primarily due to a reduction in fees in Spain caused by a decline in assets under management, as a result of a planned cessation of product lines offered through a joint venture with Banco Santander.

      Other revenues are $6 million for both the six months ended June 30, 2002 and 2001.

      Policyholder benefits and claims increased by $284 million, or 93%, to $589 million for the six months ended June 30, 2002 from $305 million for the comparable 2001 period. The majority of this increase is attributable to a $108 million increase in liabilities for the aforementioned sale of an annuity contract. The 2001 acquisitions in Chile and Brazil also contributed $90 million to this variance. Mexico's, and South Korea's policyholder benefits and claims increased by $51 million and $27 million, respectively, commensurate with the premium variances discussed above. The remainder of the variance is attributable to minor fluctuations in several countries.

      Interest credited to policyholder account balances decreased by $6 million, or 23%, to $20 million for the six months ended June 30, 2002 from $26 million for the comparable 2001 period. Spain's interest credited decreased due to the planned cessation of product lines mentioned above. South Korea's interest credited to policyholder account balances decreased due to a reduction in the number of investment-type policies in-force.

      Policyholder dividends decreased by $2 million, or 11%, to $17 million for the six months ended June 30, 2002 from $19 million for the comparable 2001 period. This reduction is due to lower experience refunds related to the Mexican block of business.

      Other expenses increased by $46 million, or 32%, to $189 million for the six months ended June 30, 2002 from $143 million for the comparable 2001 period. Chile's and Brazil's other expenses increased by $13 million and $7 million, respectively, primarily due to the 2001 acquisitions in Chile and Brazil. Mexico's other expenses increased by $7 million primarily relating to the acquisition of Hidalgo. In addition, South Korea's and Mexico's commissions increased by $15 million and $4 million, respectively, which is commensurate with the aforementioned new business growth discussed above.

CORPORATE & OTHER

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001 - CORPORATE & OTHER

      Other revenues increased by $38 million, or 190%, to $58 million for the three months ended June 30, 2002 from $20 million for the comparable 2001 period. This variance is primarily due to the recognition of a refund earned on a reinsurance treaty triggered by fewer claims and favorable mortality experience from a previously established liability related to a sales practice class action settlement recorded in 1999, partially offset by interest earned from premiums on deposit with reinsurers in 2001.

      Other expenses were essentially unchanged at $110 million for the three months ended June 30, 2002 as compared with $108 million in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001
- CORPORATE & OTHER

      Other revenues increased by $24 million, or 56%, to $67 million for the six months ended June 30, 2002 from $43 million for the comparable 2001 period. This increase is due to the recognition of a refund earned on a reinsurance treaty triggered by fewer claims and favorable mortality experience from a previously established liability related to a sales practice class action settlement recorded in 1999, partially offset by interest earned from premiums on deposit with reinsurers in 2001.

      Other expenses increased by $67 million, or 32%, to $278 million for the six months ended June 30, 2002 from $211 million for the comparable 2001 period. The most significant component of this variance is an increase in litigation costs. The 2002 period includes amounts to cover costs associated with the resolution of federal government investigations of General American's former Medicare business. In addition, there were increases in interest expense and expenses associated with MetLife's banking initiatives.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

      The primary uses of liquidity of the Holding Company include: cash dividends on common stock, debt service on outstanding debt, including the interest payments on debentures issued to MetLife Capital Trust I and senior notes, contributions to subsidiaries, payment of general operating expenses and the repurchase of the Company's common stock. The Holding Company irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life and other subsidiaries. Other sources of liquidity also include programs for short- and long-term borrowing, as needed, arranged through the Holding Company and MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life. In addition, the Holding Company filed a $3.0 billion shelf registration statement, effective June 1, 2001, with the Securities and Exchange Commission ("SEC") which permits the registration and issuance of debt and equity securities as described more fully therein. In connection with this registration statement, the Company issued $1.25 billion of senior debt in November 2001. As of June 30, 2002, $1.75 billion of senior debt remains unissued. See "-- The Company-Financing" below.

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

      Metropolitan Life previously reported surplus and the asset valuation reserve at December 31, 2001 of $5.4 billion and $3.6 billion, respectively. During the six months ended June 30, 2002, Metropolitan Life recorded certain corrections to its statutory results that related to prior periods. Adjusted statutory surplus and the asset valuation reserve are $5.1 billion and $3.5 billion, respectively, at December 31, 2001.

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

      On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market, and in privately negotiated transactions. For the six months ended June 30, 2002 and 2001, 13,644,492 and 16,907,844 shares of common stock, respectively, have been acquired for $431 million and $513 million, respectively. During the six months ended June 30, 2002 and 2001, 16,379 and 62,552 of these shares were reissued for less than $1 million and $2 million, respectively.

      Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies - Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At June 30, 2002 MetLife and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

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

      Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. Treasury securities, short-term investments, marketable fixed maturity securities and common stocks. The Company's available portfolio of liquid assets was approximately $113 billion and $108 billion at June 30, 2002 and December 31, 2001, respectively.

      Sources of liquidity also include facilities for short- and long-term borrowing as needed, arranged through the Holding Company and MetLife Funding. See "--Financing" below.

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

CONTRACTUAL OBLIGATIONS             TOTAL        2002        2003        2004        2005        2006     THEREAFTER
-------------------------------   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Long-term debt                    $    3,436  $        7  $      447  $       28  $      379  $      604  $    1,971
Operating leases                         903          78         141         121         106          87         370
Company-obligated securities           1,356          --          --          --       1,006          --         350
Partnership investments                1,904       1,904          --          --          --          --          --
Mortgage commitments                     501         461          40          --          --          --          --
                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total                             $    8,100  $    2,450  $      628  $      149  $    1,491  $      691  $    2,691
                                  ==========  ==========  ==========  ==========  ==========  ==========  ==========

      The Company's committed and unsecured credit facilities aggregating $2.4 billion are principally used as back-up for the Company's commercial paper program. Two facilities totaling $1.1 billion will expire in 2003 and the remaining facilities will expire in 2005.

      At June 30, 2002, the Company had outstanding approximately $550 million in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

      On July 11, 2002, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was $14 million at June 30, 2002. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

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

      It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See Legal Proceedings.

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

      Financing. MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement,

Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At June 30, 2002 and December 31, 2001, MetLife Funding had a tangible net worth of $10.7 million and $10.6 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At June 30, 2002 and December 31, 2001, MetLife Funding had total outstanding liabilities of $54 million and $133 million, respectively, consisting primarily of commercial paper. The Holding Company is authorized to raise funds from various funding sources and uses the proceeds for general corporate purposes. At both June 30, 2002 and December 31, 2001, the Holding Company had no short-term debt outstanding. In November 2001, the Holding Company issued $750 million 6.125% senior notes due 2011 and $500 million 5.25% senior notes due 2006 (collectively, "Senior Notes"), under the shelf registration statement discussed above in " -- the Holding Company."

      The Company also maintained approximately $2.4 billion in committed credit facilities at both June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, there was approximately $26 million and $24 million outstanding, respectively, under these facilities. At June 30, 2002 and December 31, 2001, there was $550 million and $473 million, respectively, outstanding in letters of credit from various banks.

      Support Agreements. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("New England Life"), whereby it is obligated to maintain New England Life's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England Life at June 30, 2002 was in excess of the amount that would trigger such an event.

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

      The Holding Company has agreed to make capital contributions, in any event not to exceed $120 million, to Metropolitan Insurance and Annuity Company ("MIAC") in the aggregate amount of the excess of (i) the debt service payments required to be made, and the capital expenditure payments required to be made or reserved for, in connection with the affiliated borrowings arranged in November 2001 to fund the purchase by MIAC of certain real estate properties from Metropolitan Life during the two year period following the date of borrowings, over (ii) the cash flows generated by these properties.

      Consolidated Cash Flows. Net cash provided by operating activities was $1,595 million and $2,075 million for the six months ended June 30, 2002 and 2001, respectively. The fluctuation in cash provided by the Company's operations between periods is primarily due to an increase in insurance related liabilities, offset by a decrease in income taxes payable and a decrease in premiums and other receivables. Net cash provided by operating activities in the periods presented was more than adequate to meet liquidity requirements.

      Net cash used in investing activities was $7,307 million and $2,118 million for the six months ended June 30, 2002 and 2001, respectively. Purchases of investments exceeded sales, maturities and repayments by $6,139 million and $2,405 million in the 2002 and 2001 periods, respectively. The net purchases were primarily attributable to cash received from the senior notes offering in the fourth quarter of 2001 that was reinvested in long-term bonds and short-term investments during the first quarter of 2002.

      Net cash provided by financing activities was $1,802 million and $1,357 million for the six months ended June 30, 2002 and 2001, respectively. Deposits to policyholders' account balances exceeded withdrawals by $2,728 million and $951 million for the six months ended June 30, 2002 and 2001, respectively. Short-term financing decreased by $303 million in 2002 compared with an increase of $1,032 million in 2001.

      The operating, investing and financing activities described above resulted in a $3,910 million decrease in cash and cash equivalents for the six months ended June 30, 2002 and a $1,314 million increase in cash and cash equivalents for the comparable 2001 period.

EFFECTS OF INFLATION

      The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

      During 2002, the Company adopted or applied the following accounting standards: (i) SFAS No. 141, Business Combinations ("SFAS 141"), (ii) SFAS No. 142 and (iii) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). In accordance with SFAS 141, the Company eliminated $5 million of negative goodwill in the first quarter of 2002, which reflects a cumulative effect of a change in accounting. On January 1, 2002, the Company adopted SFAS 142. The Company did not amortize goodwill during 2002, whereas for the three months and six months ended June 30, 2001, the Company recorded amortization of goodwill of $12 million and $24 million, respectively. As a result of completing the first step of the goodwill impairment test, which is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, the Company estimates there will be no significant impairments of goodwill as of January 1, 2002. The amount of goodwill impairment, if any, will be determined no later then December 31, 2002. There was no significant impairment of intangible assets or reclassifications between goodwill and other intangible assets at January 1, 2002. The adoption of SFAS 144 by the Company did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which must be adopted for exit and disposal activities initiated after December 31, 2002. SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). In the fourth quarter of 2001 the Company recorded a charge of $330 million, net of taxes of $169 million, associated with business realignment initiatives using the EITF 94-3 accounting guidance.

      In the first quarter of 2003, the Company will adopt the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") prospectively. The Company currently applies the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). SFAS 123 states that the adoption of the fair value-based method is a change to a preferable method of accounting. Management believes the use of the fair value-based method to record employee stock-based compensation expense is consistent with the Company's accounting for all other forms of compensation. The adoption of the fair value-based method in 2002 would have decreased net income for the full year by an estimated $16 million to $19 million, net of income taxes of $9 million to $11 million, respectively. This estimate is based on assumptions as of June 30, 2002.

INVESTMENTS

      The Company had total cash and invested assets at June 30, 2002 of $174.6 billion. In addition, the Company had $59.3 billion held in its separate accounts, for which the Company generally does not bear investment risk.

      The Company's primary investment objective is to maximize net income consistent with acceptable risk parameters. The Company is exposed to three primary sources of investment risk:

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

      The following table summarizes the Company's cash and invested assets at:

                                                                   JUNE 30, 2002            DECEMBER 31, 2001
                                                               --------------------      ----------------------
                                                                CARRYING      % OF        CARRYING        % OF
                                                                 VALUE        TOTAL        VALUE          TOTAL
                                                               ----------     -----      ----------       -----
                                                                            (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value             $  124,067       71.0%    $  115,398        68.0%
Mortgage loans on real estate                                      23,733       13.6       23,621          13.9
Policy loans                                                        8,316        4.8        8,272           4.9
Real estate and real estate joint ventures                          5,963        3.4        5,730           3.4
Cash and cash equivalents                                           3,563        2.0        7,473           4.4
Equity securities and other limited partnership interests           3,446        2.0        4,700           2.8
Other invested assets                                               3,271        1.9        3,298           1.9
Short-term investments                                              2,233        1.3        1,203           0.7
                                                               ----------     -----      ----------       -----
        Total cash and invested assets                         $  174,592     100.0%     $  169,695       100.0%
                                                               ==========     =====      ==========       =====

INVESTMENT RESULTS

      The annualized yields on general account cash and invested assets, excluding net investment gains and losses, were 7.30% and 7.54% for the three months ended June 30, 2002 and 2001, respectively, and 7.24% and 7.56% for the six months ended June 30, 2002 and 2001, respectively.

      The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and six months ended June 30, 2002 and 2001:

                                       AT OR FOR THE THREE MONTHS ENDED JUNE 30,        AT OR FOR THE SIX MONTHS ENDED JUNE 30,
                                     ---------------------------------------------   ---------------------------------------------
                                             2002                    2001                    2002                     2001
                                     ---------------------   ---------------------   ---------------------    --------------------
                                     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT      YIELD(1)    AMOUNT
                                     --------   ----------   --------   ----------   --------   ----------    --------  ----------
                                                                        (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income                       7.50%   $    2,002      7.89%   $    2,016      7.54%   $    3,959      7.77%   $    3,952
Net investment losses                                 (210)                   (189)                   (375)                   (340)
                                                ----------              ----------              ----------              ----------
      Total                                     $    1,792              $    1,827              $    3,584              $    3,612
                                                ----------              ----------              ----------              ----------
Ending assets                                   $  124,067              $  115,488              $  124,067              $  115,488
                                                ----------              ----------              ----------              ----------
MORTGAGE LOANS ON REAL ESTATE:(3)
Investment income                       7.97%   $      472      8.75%   $      488      7.89%   $      934      8.32%   $      923
Net investment losses                                   (3)                     (7)                    (22)                     (5)
                                                ----------              ----------              ----------              ----------
      Total                                     $      469              $      481              $      912              $      918
                                                ----------              ----------              ----------              ----------
Ending assets                                   $   23,733              $   22,561              $   23,733              $   22,561
                                                ----------              ----------              ----------              ----------
POLICY LOANS:
Investment income                       6.56%   $      137      6.65%   $      135      6.46%   $      268      6.60%   $      269
                                                ----------              ----------              ----------              ----------
Ending assets                                   $    8,316              $    8,122              $    8,316              $    8,122
                                                ----------              ----------              ----------              ----------
REAL ESTATE AND REAL ESTATE
      JOINT VENTURES:(4)
Investment income, net of expenses     11.80%   $      174     11.54%   $      157     11.09%   $      324     11.65%   $      318
Net investment (losses) gains                          (14)                     19                     (16)                     24
                                                ----------              ----------              ----------              ----------
      Total                                     $      160              $      176              $      308              $      342
                                                ----------              ----------              ----------              ----------
Ending assets                                   $    5,963              $    5,420              $    5,963              $    5,420
                                                ----------              ----------              ----------              ----------
EQUITY SECURITIES AND OTHER LIMITED
      PARTNERSHIP INTERESTS:
Investment income (loss)                5.14%   $       43     (1.36%)  $      (13)     2.72%   $       52      2.91%   $       54
Net investment gains (losses)                           81                      26                     242                     (73)
                                                ----------              ----------              ----------              ----------
      Total                                     $      124              $       13              $      294            $       (19)
                                                ----------              ----------              ----------              ----------
Ending assets                                   $    3,446              $    3,784              $    3,446              $    3,784
                                                ----------              ----------              ----------              ----------
CASH, CASH EQUIVALENTS AND
      SHORT-TERM INVESTMENTS:
Investment income                       2.85%   $       38      5.26%   $       65      3.92%   $      121      5.62%   $      137
Net investment (losses) gains                           (1)                     (5)                      1                      (5)
                                                ----------              ----------              ----------              ----------
      Total                                     $       37              $       60              $      122              $      132
                                                ----------              ----------              ----------              ----------
Ending assets                                   $    5,796              $    5,575              $    5,796              $    5,575
                                                ----------              ----------              ----------              ----------
OTHER INVESTED ASSETS:
Investment income                       6.53%   $       56      4.62%   $       41      6.08%   $      102      6.56%   $      108
Net investment (losses) gains                         (119)                    (29)                   (201)                     39
                                                ----------              ----------              ----------              ----------
      Total                                     $      (63)             $       12              $      (99)             $      147
                                                ----------              ----------              ----------              ----------
Ending assets                                   $    3,271              $    3,427              $    3,271              $    3,427
                                                ----------              ----------              ----------              ----------
TOTAL INVESTMENTS:
Investment income before expenses
  and fees                              7.46%   $    2,922      7.69%   $    2,889      7.38%   $    5,760      7.71%   $    5,761
Investment expenses and fees           (0.16%)         (61)    (0.15%)         (55)    (0.14%)        (110)    (0.15%)        (111)
                                     --------   ----------   --------   ----------   --------   ----------   --------   ----------
Net investment income                   7.30%   $    2,861      7.54%   $    2,834      7.24%   $    5,650      7.56%   $    5,650
Net investment losses                                 (266)                   (185)                   (371)                   (360)
Adjustments to investment gains(5)                      73                      49                      86                      79
                                                ----------              ----------              ----------              ----------
       Total                                    $    2,668              $    2,698              $    5,365              $    5,369
                                                ==========              ==========              ==========              ==========

(1) Yields are based on quarterly average asset carrying values for the three months and six months ended June 30, 2002 and 2001, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $958 million and $1,180 million at June 30, 2002 and 2001, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(3)   Investment income from mortgage loans includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $56 million and $54 million for the three months ended June 30, 2002 and 2001, respectively, and $114 million and $108 million for the six months ended June 30, 2002 and 2001, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

FIXED MATURITIES

      Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 71.0% and 68.0% of total cash and invested assets at June 30, 2002 and December 31, 2001, respectively. Based on estimated fair value, public fixed maturities represented $105,435 million, or 85.0%, and $96,579 million, or 83.7%, of total fixed maturities at June 30, 2002 and December 31, 2001, respectively. Based on estimated fair value, private fixed maturities represented $18,632 million, or 15.0%, and $18,819 million, or 16.3%, of total fixed maturities at June 30, 2002 and December 31, 2001, respectively. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities, (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral, and
(iii) increase diversification. However, the Company may not freely trade its privately placed fixed maturities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

      In cases where quoted market prices are not available, fair values are estimated using present value or valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counter-party. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities.

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

      The following table presents the Company's total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                                    JUNE 30, 2002                          DECEMBER 31, 2001
                                       -------------------------------------    -------------------------------------
                                                       ESTIMATED                                ESTIMATED
 NAIC          RATING AGENCY            AMORTIZED        FAIR         % OF       AMORTIZED        FAIR         % OF
RATING     EQUIVALENT DESIGNATION         COST           VALUE        TOTAL        COST           VALUE        TOTAL
------   --------------------------    -----------    -----------    -------    -----------    -----------    -------
                                                                     (DOLLARS IN MILLIONS)
  1      Aaa/Aa/A                      $    78,495    $    82,235      66.3%    $    72,098    $    75,265      65.2%
  2      Baa                                29,946         30,480      24.6          29,128         29,581      25.6
  3      Ba                                  6,650          6,435       5.2           6,021          5,856       5.1
  4      B                                   3,532          3,275       2.6           3,205          3,100       2.7
  5      Caa and lower                         832            671       0.5             726            597       0.5
  6      In or near default                    226            228       0.2             327            237       0.2
                                       -----------    -----------    -------    -----------    -----------    -------
         Subtotal                          119,681        123,324      99.4         111,505        114,636      99.3
         Redeemable preferred stock            816            743       0.6             783            762       0.7
                                       -----------    -----------    -------    -----------    -----------    -------
         Total fixed maturities        $   120,497    $   124,067     100.0%    $   112,288    $   115,398     100.0%
                                       ===========    ===========    =======    ===========    ===========    =======

      Based on estimated fair values, investment grade fixed maturities comprised 90.9% of total fixed maturities in the general account at both June 30, 2002 and December 31, 2001.

      The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                                             JUNE 30, 2002            DECEMBER 31, 2001
                                                       ------------------------    ------------------------
                                                                     ESTIMATED                   ESTIMATED
                                                       AMORTIZED       FAIR        AMORTIZED       FAIR
                                                         COST          VALUE         COST          VALUE
                                                       ----------    ----------    ----------    ----------
                                                                       (DOLLARS IN MILLIONS)
Due in one year or less                                $    5,734    $    5,794    $    4,001    $    4,049
Due after one year through five years                      25,422        26,134        20,168        20,841
Due after five years through ten years                     20,317        20,929        22,937        23,255
Due after ten years                                        31,466        32,624        30,565        32,017
                                                       ----------    ----------    ----------    ----------
      Subtotal                                             82,939        85,481        77,671        80,162
Mortgage-backed and other asset-backed securities          36,743        37,843        33,834        34,474
                                                       ----------    ----------    ----------    ----------
      Subtotal                                            119,682       123,324       111,505       114,636
Redeemable preferred stock                                    815           743           783           762
                                                       ----------    ----------    ----------    ----------
      Total fixed maturities                           $  120,497    $  124,067    $  112,288    $  115,398
                                                       ==========    ==========    ==========    ==========

      The Company diversifies its fixed maturities by security sector. The following tables set forth the amortized cost, gross unrealized gain or loss and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprised at:

                                                               JUNE 30, 2002
                                   ------------------------------------------------------------------
                                                     GROSS UNREALIZED
                                   AMORTIZED     ------------------------    ESTIMATED        % OF
                                     COST           GAIN          LOSS       FAIR VALUE       TOTAL
                                   ----------    ----------    ----------    ----------     ---------
                                                  (DOLLARS IN MILLIONS)
Corporate securities               $   64,668    $    2,696    $    1,493    $   65,871          53.1 %
Mortgage-backed securities             28,027         1,123            34        29,116          23.5
U.S. treasuries/agencies                8,828           995            26         9,797           7.9
Asset-backed securities                 8,719           217           209         8,727           7.0
Foreign government securities           6,175           331           104         6,402           5.2
Other fixed income assets               4,080           222           148         4,154           3.3
                                   ----------    ----------    ----------    ----------     ---------
      Total                        $  120,497    $    5,584    $    2,014    $  124,067         100.0 %
                                   ==========    ==========    ==========    ==========     =========

                                                           DECEMBER 31, 2001
                                   ------------------------------------------------------------------
                                                     GROSS UNREALIZED
                                   AMORTIZED     ------------------------    ESTIMATED        % OF
                                     COST           GAIN          LOSS       FAIR VALUE       TOTAL
                                   ----------    ----------    ----------    ----------     ---------
                                                  (DOLLARS IN MILLIONS)
Corporate securities               $   61,984    $    2,211    $    1,539    $   62,656          54.3 %
Mortgage-backed securities             25,723           661            56        26,328          22.8
U.S. treasuries/agencies                8,230         1,026            43         9,213           8.0
Asset-backed securities                 8,111           245           210         8,146           7.1
Foreign government securities           4,512           419            41         4,890           4.2
Other fixed income assets               3,728           509            72         4,165           3.6
                                   ----------    ----------    ----------    ----------     ---------
       Total                       $  112,288    $    5,071    $    1,961    $  115,398         100.0 %
                                   ==========    ==========    ==========    ==========     =========

      Problem, Potential Problem and Restructured Fixed Maturities. The Company monitors fixed maturities to identify investments that management considers to be problems or potential problems. The Company also monitors investments that have been restructured.

      The Company defines problem securities in the fixed maturities category as securities with principal or interest payments in default, securities to be restructured pursuant to commenced negotiations, or securities issued by a debtor that has entered into bankruptcy.

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

      The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured fixed maturities at:

                           JUNE 30, 2002           DECEMBER 31, 2001
                      ----------------------     ----------------------
                      ESTIMATED       % OF       ESTIMATED      % OF
                      FAIR VALUE     TOTAL       FAIR VALUE     TOTAL
                      ----------   ---------     ----------   ---------
                                    (DOLLARS IN MILLIONS)
Performing            $  123,355        99.4 %   $  114,879        99.6 %
Potential Problem            480         0.4            386         0.3
Problem                      217         0.2            111         0.1
Restructured                  15         0.0             22         0.0
                      ----------   ---------     ----------   ---------
      Total           $  124,067       100.0 %   $  115,398       100.0 %
                      ==========   =========     ==========   =========

      Fixed Maturity Impairment. The Company classifies all of its fixed maturities as available-for-sale and marks them to market through other comprehensive income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

      Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

      - The length of time and the extent to which the market value has been below amortized cost;

      - The potential for impairments of securities when the issuer is experiencing significant financial difficulties, including a review of all securities of the issuer, including its known subsidiaries and affiliates, regardless of the form of the Company's ownership;

      - The potential for impairments in an entire industry sector or sub-sector;

      - The potential for impairments in certain economically depressed geographic locations;

      - The potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and

      - Other subjective factors, including concentrations and information obtained from regulators and rating agencies.

      The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $250 million and $130 million for the three months ended June 30, 2002 and 2001, respectively. Writedowns of fixed maturities were $525 million and $177 million for the six months ended June 30, 2002 and 2001, respectively. The Company's three largest writedowns totaled $188 million and $236 million for the three months and six months ended June 30, 2002, respectively. The circumstances that gave rise to these impairments were financial restructurings or bankruptcy filings. During the six months ended June 30, 2002, the Company sold fixed maturity securities with a fair value of $7,245 million at a loss of $482 million.

      The gross unrealized loss related to the Company's fixed maturities at June 30, 2002 was $2,014 million. These fixed maturities mature as follows: 5% due in one year or less; 27% due in one to five years; 25% due in six to ten years; and 43% due in over ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in US corporates (57%) and foreign corporates (17%); and are concentrated by industry in communications (30%) and finance (21%) (calculated as a percentage of gross unrealized loss). Noninvestment grade securities represent 43% of the gross unrealized loss on fixed maturities.

      The total gross unrealized loss consists of three categories of securities: (i) securities where the estimated fair value had declined and remained below amortized cost by less than 20% ($957 million); (ii) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months ($734 million); and (iii) securities where the estimated value had declined and remained below amortized cost by 20% or more over the previous six months ($323 million). The first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions and continuing effects of the September 11, 2001 tragedies. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more over the previous six months is comprised of 118 securities with an amortized cost of $823 million and a gross unrealized loss of $323 million. These fixed maturities mature as follows: 4% due in one year or less; 13% due in one to five years; 45% due in six to ten years; and 38% due in over ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in US corporates (45%) and foreign corporates (31%); and are concentrated by industry in finance (26%) and communications (22%) (calculated as a percentage of gross unrealized loss). Noninvestment grade securities represent 78% of the $323 million gross unrealized loss. A portion of the 118 fixed maturity securities described above had estimated fair values below amortized cost by 20% or more over the previous twelve months. This sub-category is comprised of 35 fixed maturities with an amortized cost of $241 million and a gross unrealized loss of $97 million.

      The Company held five fixed maturity securities each with a gross unrealized loss at June 30, 2002 greater than $10 million representing 24% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more over the previous six months. The estimated fair value and gross unrealized loss at June 30, 2002 for these securities were $97 million and $478 million, respectively. These securities were distributed among the asset-backed, US corporate and foreign corporate sectors. The Company analyzed, on a case-by-case basis, each of the five fixed maturity securities as of June 30, 2002 to determine if the securities were other-than-temporarily impaired. The Company believes that the estimated fair value of many of these securities, which were concentrated in the communications industry, were artificially depressed as a result of unusually strong negative market reaction in this sector and generally poor economic and market conditions. The Company believes that the analysis of each such security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of June 30, 2002.


      Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                           JUNE 30, 2002           DECEMBER 31, 2001
                      ----------------------     ----------------------
                      ESTIMATED       % OF       ESTIMATED      % OF
                      FAIR VALUE     TOTAL       FAIR VALUE     TOTAL
                      ----------   ---------     ----------   ---------
                                    (DOLLARS IN MILLIONS)
Industrial            $   28,012        42.6 %   $   27,346        43.7 %
Utility                    7,068        10.7          7,030        11.2
Finance                   14,510        22.0         12,997        20.7
Yankee/Foreign (1)        15,890        24.1         14,767        23.6
Other                        391         0.6            516         0.8
                      ----------   ---------     ----------   ---------
      Total           $   65,871       100.0 %   $   62,656       100.0 %
                      ==========   =========     ==========   =========

      --------
      (1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

      The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of its total invested assets. At June 30, 2002, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $5,513 million, which was less than 4% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at June 30, 2002 was $961 million.

      At June 30, 2002 and December 31, 2001, investments of $7,153 million and $7,120 million, respectively, or 45.0% and 48.2%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

      The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

      The Company's exposure to future deterioration in the economic and political environment in Argentina, with respect to its Argentine-related investments, is limited to the net carrying value of those assets, which totaled less than $200 million as of June 30, 2002. The net carrying value of the Company's Argentine-related investments is net of writedowns for other-than-temporary impairments.

      Mortgage-Backed Securities. The following table shows the types of mortgage-backed securities the Company held at:

                                            JUNE 30, 2002            DECEMBER 31, 2001
                                        ----------------------     ----------------------
                                        ESTIMATED       % OF       ESTIMATED      % OF
                                        FAIR VALUE     TOTAL       FAIR VALUE     TOTAL
                                        ----------   ---------     ----------   ---------
                                                      (DOLLARS IN MILLIONS)
Pass-through securities                 $   13,076        44.9 %   $   10,542        40.0 %
Collateralized mortgage obligations         10,556        36.3         10,432        39.7
Commercial mortgage-backed securities        5,484        18.8          5,354        20.3
                                        ----------   ---------     ----------   ---------
         Total                          $   29,116       100.0 %   $   26,328       100.0 %
                                        ==========   =========     ==========   =========

      At June 30, 2002, pass-through and collateralized mortgage obligations totaled $23,632 million, or 81.2% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At June 30, 2002, approximately $2,964 million, or 54.0% of the commercial mortgage-backed securities, and $21,815 million, or 92.3% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

      The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

      Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide attractive returns. The Company's asset-backed security are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed security investments generally have little sensitivity to changes in interest rates.

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

      Structured investment transactions. The Company participates in structured investment transactions as part of its risk management strategy, including asset/liability management, and to enhance the Company's total return on its investment portfolio. These investments are predominately made through bankruptcy-remote SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. These investments are referred to as "beneficial interests".

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

      The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and is also the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns a management fee on the outstanding securitized asset balance. When the Company transfers assets to an SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the cost or amortized cost of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. The Company has sponsored four securitizations with a total of approximately $1.5 billion in financial assets as of June 30, 2002. Two of these transactions, which were executed in 2001, included the transfer of assets totaling approximately $289 million, which resulted in the recognition of an insignificant amount of investment gains. The Company's beneficial interests in these SPEs and the related investment income were insignificant as of June 30, 2002 and December 31, 2001 and for the three months and six months ended June 30, 2002 and 2001.

      The Company also invests in structured investment transactions, which are managed and controlled by unrelated third parties. In instances where the Company exercises significant influence over the operating and financial policies of an SPE, the beneficial interests are accounted for in accordance with the equity method of accounting. Where the Company does not exercise significant influence, the structure of the beneficial interests (i.e., debt or equity securities) determines the method of accounting for the investment. Such beneficial interests generally are structured notes, which are classified as fixed maturities, and the related income is recognized using the retrospective interest method. Beneficial interests other than structured notes are also classified as fixed maturities, and the related income is recognized using the level yield method. The market value of all such structured investments, including SPEs, was approximately $1.5 billion at June 30, 2002 and $1.6 billion at December 31, 2001. The related income recognized was $11 million and $31 million for the three months ended June 30, 2002 and 2001, respectively, and $44 million and $18 million for the six months ended June 30, 2002 and 2001, respectively.

MORTGAGE LOANS ON REAL ESTATE

      The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 13.6% and 13.9% of the Company's total cash and invested assets at June 30, 2002 and December 31, 2001, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                             JUNE 30, 2002             DECEMBER 31, 2001
                        -----------------------     -----------------------
                         CARRYING      % OF          CARRYING      % OF
                          VALUE        TOTAL           VALUE       TOTAL
                        ----------   ----------     ----------   ----------
                                       (DOLLARS IN MILLIONS)
Commercial              $   18,153         76.5 %   $   17,959         76.0 %
Agricultural                 5,174         21.8          5,268         22.3
Residential                    406          1.7            394          1.7
                        ----------   ----------     ----------   ----------
      Total             $   23,733        100.0 %   $   23,621        100.0 %
                        ==========   ==========     ==========   ==========

      Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                             JUNE 30, 2002             DECEMBER 31, 2001
                        -----------------------     -----------------------
                         CARRYING      % OF          CARRYING      % OF
                          VALUE        TOTAL           VALUE       TOTAL
                        ----------   ----------     ----------   ----------
                                       (DOLLARS IN MILLIONS)
REGION

South Atlantic          $    4,806         26.4 %   $    4,729         26.3 %
Pacific                      3,715         20.5          3,593         20.0
Middle Atlantic              3,310         18.2          3,248         18.1
East North Central           1,956         10.8          2,003         11.2
New England                  1,246          6.9          1,198          6.7
West South Central             982          5.4          1,021          5.7
Mountain                       766          4.2            733          4.1
West North Central             653          3.6            727          4.0
International                  540          3.0            526          2.9
East South Central             179          1.0            181          1.0
                        ----------   ----------     ----------   ----------
      Total             $   18,153        100.0%    $   17,959        100.0%
                        ==========   ==========     ==========   ==========

PROPERTY TYPE

Office                  $    8,311         45.8%    $    8,293         46.2%
Retail                       4,349         24.0          4,208         23.4
Apartments                   2,582         14.2          2,553         14.2
Industrial                   1,876         10.3          1,813         10.1
Hotel                          822          4.5            864          4.8
Other                          213          1.2            228          1.3
                        ----------   ----------     ----------   ----------
      Total             $   18,153        100.0%    $   17,959        100.0%
                        ==========   ==========     ==========   ==========

      The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                JUNE 30, 2002             DECEMBER 31, 2001
                                           -----------------------     -----------------------
                                            CARRYING      % OF          CARRYING      % OF
                                             VALUE        TOTAL           VALUE       TOTAL
                                           ----------   ----------     ----------   ----------
                                                          (DOLLARS IN MILLIONS)
Due in one year or less                    $      947          5.2 %   $      840          4.7 %
Due after one year through two years            1,229          6.8            677          3.8
Due after two years through three years         1,004          5.5          1,532          8.5
Due after three years through four years        2,845         15.7          1,772          9.9
Due after four years through five years         1,435          7.9          2,078         11.6
Due after five years                           10,693         58.9         11,060         61.5
                                           ----------   ----------     ----------   ----------
      Total                                $   18,153        100.0 %   $   17,959        100.0 %
                                           ==========   ==========     ==========   ==========

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

      The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                             JUNE 30, 2002                                    DECEMBER 31, 2001
                            ------------------------------------------------    ------------------------------------------------
                                                                    % OF                                                % OF
                            AMORTIZED     % OF        VALUATION   AMORTIZED     AMORTIZED     % OF        VALUATION   AMORTIZED
                             COST (1)     TOTAL       ALLOWANCE     COST         COST (1)     TOTAL       ALLOWANCE     COST
                            ----------  ----------    ----------  ----------    ----------  ----------    ----------  ----------
                                                                   (DOLLARS IN MILLIONS)
Performing                  $   17,751        97.0 %  $       68         0.4 %  $   17,495        96.6 %  $       52         0.3 %
Restructured                       422         2.3            56        13.3 %         448         2.5            55        12.3 %
Delinquent or under
  foreclosure                       43         0.2             7        16.3 %          14         0.1             7        50.0 %
Potentially delinquent              84         0.5            16        19.0 %         136         0.8            20        14.7 %
                            ----------  ----------    ----------                ----------  ----------    ----------
      Total                 $   18,300       100.0 %  $      147         0.8 %  $   18,093       100.0 %  $      134         0.7 %
                            ==========  ==========    ==========                ==========  ==========    ==========

      --------

      (1) Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2002
                                                              ---------------
                                                           (DOLLARS IN MILLIONS)
Balance, beginning of period                                   $         134
Additions                                                                 23
Deductions for writedowns and dispositions                               (10)
                                                               -------------
Balance, end of period                                         $         147
                                                               =============

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

      Approximately 62.8% of the $5,174 million of agricultural mortgage loans outstanding at June 30, 2002 were subject to rate resets prior to maturity. A substantial portion of these loans generally are successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

      The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                             JUNE 30, 2002                                    DECEMBER 31, 2001
                            ------------------------------------------------    ------------------------------------------------
                                                                    % OF                                               % OF
                            AMORTIZED     % OF        VALUATION   AMORTIZED     AMORTIZED     % OF        VALUATION   AMORTIZED
                             COST (1)     TOTAL       ALLOWANCE     COST         COST (1)     TOTAL       ALLOWANCE     COST
                            ----------  ----------    ----------  ----------    ----------  ----------    ----------  ----------
                                                                   (DOLLARS IN MILLIONS)
Performing                  $ 4,926       95.1 %       $  --         0.0 %      $ 5,055       95.8 %      $  3          0.1 %
Restructured                    182        3.5             3         1.6 %          188        3.6           3          1.6 %
Delinquent or under
  foreclosure                    63        1.2             2         3.2 %           29        0.5           2          6.9 %
Potentially delinquent            8        0.2            --         0.0 %            5        0.1           1         20.0 %
                            -------       ------       -----                      -----      -------      ----
      Total                 $ 5,179      100.0 %       $   5         0.1 %      $ 5,277      100.0 %      $  9          0.2 %
                            =======       ======       =====                    =======      =======      ====

      --------

      (1) Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2002
                                                               -------------
                                                           (DOLLARS IN MILLIONS)
Balance, beginning of period                                   $           9
Additions                                                                  2
Deductions for writedowns and dispositions                                (6)
                                                               -------------
Balance, end of period                                         $           5
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

REAL ESTATE AND REAL ESTATE JOINT VENTURES

         The Company's real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At June 30, 2002 and December 31, 2001, the carrying value of the Company's real estate and real estate joint ventures was $5,963 million and $5,730 million, respectively, or 3.4% of total cash and invested assets for both periods. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's real estate and real estate joint ventures at:


                                              JUNE 30, 2002             DECEMBER 31, 2001
                                          --------------------        --------------------
                                          CARRYING       % OF         CARRYING       % OF
         TYPE                              VALUE         TOTAL         VALUE         TOTAL
                                          --------       -----        --------       -----
                                                              (DOLLARS IN MILLIONS)
         Real estate                       $5,615         94.1%        $5,325         92.9%
         Real estate joint ventures           297          5.0            356          6.2
                                           ------        -----         ------        -----
            Subtotal                        5,912         99.1          5,681         99.1
         Foreclosed real estate                51          0.9             49          0.9
                                           ------        -----         ------        -----
            Total                          $5,963        100.0%        $5,730        100.0%
                                           ======        =====         ======        =====

         Office properties representing 63.4% and 63.5% of the Company's real estate and real estate joint venture holdings at June 30, 2002 and December 31, 2001, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 91% and 92% at June 30, 2002 and December 31, 2001, respectively.

         The Company classifies real estate and real estate joint ventures as held-for-investment or held-for-sale. The carrying value of real estate and real estate joint ventures held-for-investment was $5,316 million and $5,633 million at June 30, 2002 and December 31, 2001, respectively. The carrying value of real estate and real estate joint ventures held-for-sale was $647 million and $97 million at June 30, 2002 and December 31, 2001, respectively.

         Ongoing management of these investments includes quarterly valuations, as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy. In addition to individual property reviews, the Company employs an overall strategy of selective dispositions and acquisitions as market opportunities arise.

         The Company adjusts the carrying value of real estate and real estate joint ventures held-for-investment for impairments whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company writes down impaired real estate to estimated fair value, which it generally computes using the present value of future cash flows from the property, discounted at a rate commensurate with the underlying risks. The Company records writedowns as investment losses and reduces the cost basis of the properties accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

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

         The Company's carrying value of real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $647 million and $97 million at June 30, 2002 and

December 31, 2001, respectively, are net of impairments of $105 million and $88 million, respectively, and net of valuation allowances of $45 million and $35 million, respectively.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

         The Company's carrying value of equity securities, which primarily consists of investments in common stocks, was $1,661 million and $3,063 million at June 30, 2002 and December 31, 2001, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $1,785 million and $1,637 million at June 30, 2002 and December 31, 2001, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities represented 1.0% and 1.8% of cash and invested assets at June 30, 2002 and December 31, 2001, respectively.

         Equity securities include, at June 30, 2002 and December 31, 2001, $238 million and $329 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

         During the year ended December 31, 2001, two exchangeable subordinated debt securities matured, resulting in a gross gain of $44 million on the equity exchanged in satisfaction of the note. In February 2002, the remaining exchangeable debt security issued by the Company matured. The debt security was satisfied for cash, and no equity was exchanged.

         The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,904 million and $1,898 million at June 30, 2002 and December 31, 2001, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

         The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                                     JUNE 30, 2002
                                             -------------------------------------------------------------
                                                             GROSS UNREALIZED
                                                           --------------------
                                              COST          GAIN          LOSS       FAIR VALUE      TOTAL
                                             ------        ------        ------      ----------      -----
                                                                 (DOLLARS IN MILLIONS)
Equity Securities:
       Common stocks                         $1,047        $  202        $   47        $1,202         72.4%
       Nonredeemable preferred stocks           478            11            30           459         27.6
                                             ------        ------        ------        ------        -----
           Total equity securities           $1,525        $  213        $   77        $1,661        100.0%
                                             ======        ======        ======        ======        =====

                                                                   DECEMBER 31, 2001
                                             -------------------------------------------------------------
                                                             GROSS UNREALIZED
                                                           --------------------      ESTIMATED       % OF
                                              COST          GAIN          LOSS       FAIR VALUE      TOTAL
                                             ------        ------        ------      ----------      -----
                                                                 (DOLLARS IN MILLIONS)
Equity Securities:
       Common stocks                         $1,968        $  657        $   78        $2,547         83.2%
       Nonredeemable preferred stocks           491            28             3           516         16.8
                                             ------        ------        ------        ------        -----
           Total equity securities           $2,459        $  685        $   81        $3,063        100.0%
                                             ======        ======        ======        ======        =====

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

         Equity Security Impairment. The Company classifies all of its equity securities as available-for-sale and marks them to market through other comprehensive income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

         Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

         - The length of time and the extent to which the market value has been below cost;

         - The potential for impairments of securities when the issuer is experiencing significant financial difficulties, including a review of all securities of the issuer, including its known subsidiaries and affiliates, regardless of the form of the Company's ownership;

         - The potential for impairments in an entire industry sector or sub-sector;

         - The potential for impairments in certain economically depressed geographic locations;

         - The potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and

         - Other subjective factors, including concentrations and information obtained from regulators and rating agencies.

         Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $60 million and $97 million for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, the Company sold equity securities with an estimated fair value of $75 million at a loss of $41 million.

         The gross unrealized loss related to the Company's equity securities at June 30, 2002 was $77 million. Such securities are concentrated by security type in mutual funds (45%) and preferred stock (39%); and are concentrated by industry in domestic broad market mutual funds (30%) and communications (22%) (calculated as a percentage of gross unrealized loss).

         The total gross unrealized loss consists of three categories of securities: (i) securities where the estimated fair value had declined and remained below cost by less than 20% ($9 million); (ii) securities where the estimated fair value had declined and remained below cost by 20% or more for less than six months ($37 million); and (iii) securities where the estimated fair value had declined and remained below cost by 20% or more over the previous six months ($31 million). The first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions and continuing effects of the September 11, 2001 tragedies. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

         The category of equity securities where the estimated fair value has declined and remained below cost by 20% or more over the previous six months is comprised of 82 equity securities with a cost of $93 million and a gross unrealized loss of $31 million. These securities are concentrated by security type in mutual funds (88%); and concentrated by industry in domestic broad market mutual funds (54%) and global mutual funds (34%) (calculated as a percentage of gross unrealized loss). A portion of the 82 equity securities described above had estimated fair values below cost by 20% or more over the previous twelve months. This sub-category is comprised of 43 equity securities with a cost of $44 million and a gross unrealized loss of $16 million. The significant factors considered at June 30, 2002 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions, the instability of the global economy and the lagging effects of the September 11, 2001 tragedies. Additional factors such as liquidity, leverage, recent management actions and earnings in line with estimates also were considered in the Company's conclusion that these equity securities were not other-than-temporarily impaired at June 30, 2002.

         There were no equity securities with an unrealized loss at June 30, 2002 greater than $5 million where the estimated fair value had declined and remained below cost by 20% or more over the previous six months.

OTHER INVESTED ASSETS

         The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $2.7 billion at both June 30, 2002 and December 31, 2001. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 1.9% of cash and invested assets at both June 30, 2002 and December 31, 2001.

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

         The table below provides a summary of the carrying value, notional amount and fair value of derivative financial instruments held at:


                                                    JUNE 30, 2002                                   DECEMBER 31, 2001
                                   -----------------------------------------------   -----------------------------------------------
                                                                CURRENT MARKET                                    CURRENT MARKET
                                                                OR FAIR VALUE                                     OR FAIR VALUE
                                   CARRYING     NOTIONAL     ---------------------   CARRYING     NOTIONAL     ---------------------
                                     VALUE       AMOUNT      ASSETS    LIABILITIES     VALUE       AMOUNT      ASSETS    LIABILITIES
                                   --------     --------     -------   -----------   --------     --------     -------   -----------
                                                                        (DOLLARS IN MILLIONS)
Financial futures                   $    --      $    54     $    --     $    --      $    --      $    --     $    --     $    --
Interest rate swaps                      56        3,570          88          32           70        1,849          79           9
Floors                                    3          325           3          --           11          325          11          --
Caps                                      1        6,590           1          --            5        7,890           5          --
Financial forwards                      (14)       1,000          --          14           --           --          --          --
Foreign currency swaps                   (3)       2,062          93          96          162        1,925         188          26
Exchange traded options                  --           --          --          --          (12)       1,857          --          12
Foreign exchange contracts               (1)          43          --           1            4           67           4          --
Written covered calls                    --           40          --          --           --           40          --          --
Credit default swaps                     --          356          --          --           --          270          --          --
                                    -------      -------     -------     -------      -------      -------     -------     -------
    Total contractual commitments   $    42      $14,040     $   185     $   143      $   240      $14,223     $   287     $    47
                                    =======      =======     =======     =======      =======      =======     =======     =======

SECURITIES LENDING

         The Company operates a securities lending programs whereby blocks of securities are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. The Company's securities on loan at June 30, 2002 and December 31, 2001 had estimated fair value of $13,370 million and $12,195 million, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

SEPARATE ACCOUNT ASSETS

         The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the Department. The Company monitors these requirements at least monthly and, in addition, performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders, and, accordingly, the Company does not reflect them in its unaudited interim condensed consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at June 30, 2002 is relatively unchanged in amount from that reported on December 31, 2001, a description of which may be found in the 2001 10-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The following should be read in conjunction with Note 8 to unaudited interim condensed consolidated financial statements in Part I of this Report.

SALES PRACTICES CLAIMS

         As previously disclosed, over the past several years Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims." Settlements have been reached in the sales practices class actions against Metropolitan Life, New England Mutual and General American. Based on a recent decision on standing to object, the United States Supreme Court remanded the approval of the General American settlement to the United States Court of Appeals for the Eighth Circuit. The appellate court will consider the District Court's approval of the merits of the settlement, rather than whether the objectors have standing to appeal. Implementation of the General American class action settlement is proceeding.

         Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. As of June 30, 2002, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 30 sales practices lawsuits pending against New England Mutual and approximately 50 of such lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits.

         The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

ASBESTOS-RELATED CLAIMS

         As previously reported, during 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. As a result of the excess insurance policies, $878 million is recorded as a recoverable at June 30, 2002 and December 31, 2001. Although amounts paid in any given year that are recoverable under the policies will be reflected as a reduction in the Company's operating cash flows for that year, management believes that the payments will not have a material adverse effect on the Company's liquidity. Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to the Company at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to the Company if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. It is likely that a claim will be made under the excess insurance policies in 2003 for a portion of the amounts paid with respect to asbestos litigation in 2002. As the performance of the Standard & Poor's 500 Index impacts the return in the reference fund, it is possible that loss reimbursements to the Company in 2003 and in the recoverable with respect to later periods may be less than the amount submitted. Such forgone loss reimbursements may be recovered upon commutation. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be deferred and amortized into income over the estimated remaining settlement period of the insurance policies.

         As previously reported, Metropolitan Life received approximately 59,500 asbestos-related claims in 2001. During the first six months of 2002 and 2001, Metropolitan Life received approximately 28,000 and 34,600 asbestos-related claims, respectively.

PROPERTY AND CASUALTY ACTIONS

         In February 2002, a new purported class action suit was filed against Metropolitan Property and Casualty Insurance Company in a state court in Georgia involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs. A settlement has been reached in this case; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. This settlement is being implemented.

DEMUTUALIZATION ACTIONS

         In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The Holding Company, Metropolitan Life, the trustee of the policyholder trust, certain present and former individual directors and officers of Metropolitan Life are named as defendants. Plaintiffs' allegations concern the treatment of the cost of the settlement in connection with the demutualization of Metropolitan Life and the adequacy and accuracy of the disclosure, particularly with respect to those costs. Plaintiffs seek compensatory, treble and punitive damages, as well as attorneys' fees and costs. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest them vigorously.

OTHER

         As previously disclosed, General American has received and responded to subpoenas for documents and other information from the office of the U.S. Attorney for the Eastern District of Missouri with respect to certain administrative services provided by its former Medicare Unit during the period January 1, 1988 through December 31, 1998, which services ended and which unit was disbanded prior to MetLife's acquisition of General American. In March 2002, General American and the federal government reached an agreement in principle to resolve all issues through a civil settlement and a charge was recorded. In June 2002, General American completed the settlement.

         A putative class action lawsuit is pending in the District of Columbia federal district court, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available, in Metropolitan Life's view to individuals like plaintiffs whose employment, or whose spouse's employment, had terminated before they became eligible for an immediate retirement benefit. The district court denied the parties' cross-motions for summary judgment to allow for discovery. Discovery has not yet commenced pending the court's ruling as to the timing of a class certification motion. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the Retirement Plan and who were allegedly eligible to receive the ad hoc pension increases awarded in 1977, 1980, 1989, 1992, 1996 and 2001, as well as increases awarded in earlier years. Metropolitan Life is vigorously defending itself against these allegations.

         A reinsurer of universal life policy liabilities of Metropolitan Life and certain affiliates is seeking rescission and has commenced an arbitration proceeding claiming that, during underwriting, material misrepresentations or omissions were made. The reinsurer also has sent a notice purporting to increase reinsurance premium rates. Metropolitan Life and its affiliates intend to vigorously defend themselves against the claims of the reinsurer, including the purported rate increase.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders on April 23, 2002, the stockholders elected five Class III directors, each for a term expiring at the Company's 2005 annual meeting. The voting results are as follows:

            NAME                  VOTES FOR            VOTES WITHHELD
--------------------------      ---------------      ------------------
  James R. Houghton               675,497,841               6,050,091
  Helene L. Kaplan                662,558,577              18,989,355
  Catherine R. Kinney             677,975,815               3,572,117
  Stewart G. Nagler               676,146,610               5,401,322
  William C. Steere, Jr.          675,501,668               6,046,264

The directors whose terms continued and the years their terms expire are as follows:

Class I Directors - Term Expires in 2003

Robert H. Benmosche
Gerald Clark
John J. Phelan, Jr.
Hugh B. Price

Class II Directors - Term Expires in 2004

Curtis H. Barnette
John C. Danforth
Burton A. Dole, Jr.
Harry P. Kamen
Charles M. Leighton

         The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for 2002. The voting results are as follows:

    FOR                AGAINST          ABSTAIN
-----------          ---------        ---------
672,149,075          7,157,259        2,241,598

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Credit Agreement, dated as of April 23, 2002, among MetLife, Inc., Metropolitan Life Insurance Company, MetLife Funding, Inc. and the other parties signatory thereto.

                  10.2 Form of Management Stock Option Agreement

                  10.3 Form of Director Stock Option Agreement

         (b)      Reports on Form 8-K

         During the three months ended June 30, 2002, the following current reports were filed on Form 8-K:

            1. Current Report on Form 8-K filed April 12, 2002 attaching press release dated April 11, 2002 announcing charge taken by General American Life Insurance Company.

            2. Current Report on Form 8-K filed May 7, 2002 attaching press release dated May 7, 2002 announcing first quarter 2002 results.

            3. Current Report on Form 8-K filed June 25, 2002 attaching (i) press release dated June 25, 2002 announcing enhanced flexibility in the Company's stock repurchase program, and
                  (ii) press release dated June 25, 2002 responding to U.S. Department of Justice Statement.

            4. Current Report Form 8-K filed June 27, 2002 attaching press release dated June 26, 2002 announcing organizational changes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  METLIFE, INC.


                                  By:  /s/ Virginia M. Wilson
                                       ----------------------------------------
                                       Virginia M. Wilson
                                       Senior Vice-President and Controller
                                       (Authorized signatory and
                                       principal accounting officer)

Date: August 14, 2002

                                  EXHIBIT INDEX

EXHIBIT                                                                     PAGE
NUMBER                            EXHIBIT NAME                            NUMBER

10.1               Credit Agreement, dated as of April 23,
                   2002, among MetLife, Inc., Metropolitan
                   Life Insurance Company, MetLife Funding,
                   Inc. and the other parties signatory
                   thereto.

10.2               Form of Management Stock Option Agreement

10.3               Form of Director Stock Option Agreement