Form 10-Q
period 2002-09-30
METLIFE INC
filed 2002-11-14
CIK 1099219

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


YES [X] NO [ ]

At November 8, 2002, 700,278,412 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                            Page
PART I -- FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  Interim Condensed Consolidated Balance Sheets at September 30, 2002
     (Unaudited) and December 31, 2001 ..................................     4
  Unaudited Interim Condensed Consolidated Statements of Income for the
     three months and nine months ended September 30, 2002 and 2001 .....     5
  Unaudited Interim Condensed Consolidated Statement of Stockholders'
     Equity for the nine months ended September 30, 2002 ................     6
  Unaudited Interim Condensed Consolidated Statements of Cash Flows for
     the nine months ended September 30, 2002 and 2001 ..................     7
  Notes to Unaudited Interim Condensed Consolidated Financial Statements      8
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS ...............................................    23
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....    69
  ITEM 4. CONTROLS AND PROCEDURES .......................................    70
PART II -- OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS .............................................    70
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................   71
  Signatures ............................................................    73
  Chief Executive Officer and Chief Financial Officer Certifications ....    74

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  METLIFE, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2002             2001
                                                                                   ------------     ------------
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value (amortized cost: $126,316
      and $112,288, respectively)                                                   $  133,163      $  115,398
   Equity securities, at fair value (cost: $2,046 and $2,459, respectively)              1,955           3,063
   Mortgage loans on real estate                                                        23,885          23,621
   Policy loans                                                                          8,366           8,272
   Real estate and real estate joint ventures held-for-investment                        4,377           4,061
   Real estate held-for-sale                                                             1,286           1,669
   Other limited partnership interests                                                   1,747           1,637
   Short-term investments                                                                2,658           1,203
   Other invested assets                                                                 3,214           3,298
                                                                                    ----------      ----------
      Total investments                                                                180,651         162,222
Cash and cash equivalents                                                                3,647           7,473
Accrued investment income                                                                2,224           2,062
Premiums and other receivables                                                           8,165           6,437
Deferred policy acquisition costs                                                       11,553          11,167
Other assets                                                                             5,645           4,823
Separate account assets                                                                 56,049          62,714
                                                                                    ----------      ----------
      Total assets                                                                  $  267,934      $  256,898
                                                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Future policy benefits                                                           $   88,062      $   84,924
   Policyholder account balances                                                        65,011          58,923
   Other policyholder funds                                                              5,764           5,332
   Policyholder dividends payable                                                        1,156           1,046
   Policyholder dividend obligation                                                      1,672             708
   Short-term debt                                                                         878             355
   Long-term debt                                                                        3,428           3,628
   Current income taxes payable                                                            403             306
   Deferred income taxes payable                                                         1,636           1,526
   Payables under securities loaned transactions                                        16,251          12,661
   Other liabilities                                                                     9,284           7,457
   Separate account liabilities                                                         56,049          62,714
                                                                                    ----------      ----------
      Total liabilities                                                                249,594         239,580
                                                                                    ----------      ----------

Commitments and contingencies (Note 9)

Company-obligated mandatorily redeemable securities of subsidiary trusts                 1,263           1,256
                                                                                    ----------      ----------

Stockholders' Equity:
   Preferred stock, par value $0.01 per share; 200,000,000 shares authorized;
      none issued                                                                           --              --
   Series A junior participating preferred stock                                            --              --
   Common stock, par value $0.01 per share; 3,000,000,000 shares authorized;
      786,766,664 shares issued at September 30, 2002 and December 31,
      2001; 700,278,412 shares outstanding at September 30, 2002 and
      715,506,525 shares outstanding at December 31, 2001                                    8               8
   Additional paid-in capital                                                           14,967          14,966
   Retained earnings                                                                     2,393           1,349
   Treasury stock, at cost; 86,488,252 shares at September 30, 2002 and
      71,260,139 shares at December 31, 2001                                            (2,405)         (1,934)
   Accumulated other comprehensive income                                                2,114           1,673
                                                                                    ----------      ----------
      Total stockholders' equity                                                        17,077          16,062
                                                                                    ----------      ----------
      Total liabilities and stockholders' equity                                    $  267,934      $  256,898
                                                                                    ==========      ==========

       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                             THREE MONTHS                 NINE MONTHS
                                                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                        ----------------------      ----------------------
                                                                          2002          2001          2002          2001
                                                                        --------      --------      --------      --------
REVENUES
Premiums                                                                $  4,676      $  4,282      $ 13,858      $ 12,634
Universal life and investment-type product policy fees                       587           466         1,558         1,413
Net investment income                                                      2,810         2,822         8,401         8,406
Other revenues                                                               320           346         1,076         1,130
Net investment losses (net of amounts allocable to other
   accounts of $(16), $(28), $(102) and $(107), respectively)               (269)          (99)         (547)         (380)
                                                                        --------      --------      --------      --------
      Total revenues                                                       8,124         7,817        24,346        23,203
                                                                        --------      --------      --------      --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
   related to net investment losses of $(5), $(29), $(76) and
   $(92), respectively)                                                    4,739         4,723        14,239        13,447
Interest credited to policyholder account balances                           736           745         2,177         2,228
Policyholder dividends                                                       504           547         1,489         1,567
Other expenses (excludes amounts directly related to net
   investment losses of $(11), $1, $(26) and $(15), respectively)          1,707         1,588         4,978         4,893
                                                                        --------      --------      --------      --------
      Total expenses                                                       7,686         7,603        22,883        22,135
                                                                        --------      --------      --------      --------
Income from continuing operations before provision for income taxes          438           214         1,463         1,068
Provision for income taxes                                                   124            69           473           360
                                                                        --------      --------      --------      --------
Income from continuing operations                                            314           145           990           708
Income from discontinued operations, net of income taxes                      19            17            54            61
                                                                        --------      --------      --------      --------
Income before cumulative effect of change in accounting                      333           162         1,044           769
Cumulative effect of change in accounting                                     (5)           --            --            --
                                                                        --------      --------      --------      --------
Net income                                                              $    328      $    162      $  1,044      $    769
                                                                        ========      ========      ========      ========

Income from continuing operations per share
   Basic                                                                $   0.45      $   0.20      $   1.40      $   0.95
                                                                        ========      ========      ========      ========
   Diluted                                                              $   0.43      $   0.19      $   1.35      $   0.91
                                                                        ========      ========      ========      ========

Net income per share
   Basic                                                                $   0.47      $   0.22      $   1.48      $   1.03
                                                                        ========      ========      ========      ========
   Diluted                                                              $   0.45      $   0.21      $   1.42      $   0.99
                                                                        ========      ========      ========      ========

       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
  UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                              (DOLLARS IN MILLIONS)

                                                                                              ACCUMULATED OTHER
                                                                                             COMPREHENSIVE INCOME
                                                                                     -----------------------------------
                                                                                         NET
                                                                                     UNREALIZED
                                                                                     INVESTMENT   FOREIGN      MINIMUM
                                                     ADDITIONAL            TREASURY      AND      CURRENCY     PENSION
                                             COMMON   PAID-IN    RETAINED   STOCK    DERIVATIVE  TRANSLATION  LIABILITY
                                             STOCK    CAPITAL    EARNINGS  AT COST      GAINS    ADJUSTMENT   ADJUSTMENT   TOTAL
                                             ------  ----------  --------  -------   ----------  -----------  ----------  -------
Balance at January 1, 2002                   $    8  $ 14,966    $  1,349  $(1,934)   $  1,879    $   (160)    $    (46)  $16,062
Treasury stock transactions and exercises
   of stock options, net                                    1                 (471)                                          (470)
Comprehensive income:
   Net income                                                       1,044                                                   1,044
   Other comprehensive income:
      Unrealized losses on derivative
         instruments, net of income taxes                                                  (24)                               (24)
      Unrealized investment gains, net of
         related offsets, reclassification
         adjustments and income taxes                                                      545                                545
      Foreign currency translation
         adjustments                                                                                   (80)                   (80)
                                                                                                                          -------
      Other comprehensive income                                                                                              441
                                                                                                                          -------
   Comprehensive income                                                                                                     1,485
                                             ------  --------    --------  -------    --------    --------     --------   -------
Balance at September 30, 2002                $    8  $ 14,967    $  2,393  $(2,405)   $  2,400    $   (240)    $    (46)  $17,077
                                             ======  ========    ========  =======    ========    ========     ========   =======


       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (DOLLARS IN MILLIONS)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ----------------------
                                                                     2002          2001
                                                                   --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  2,540      $  2,939

CASH FLOW FROM INVESTING ACTIVITIES
   Sales, maturities and repayments of:
      Fixed maturities                                               46,334        40,705
      Equity securities                                               1,540           419
      Mortgage loans on real estate                                   1,923         1,433
      Real estate and real estate joint ventures                        441           163
      Other limited partnership interests                               240           267
   Purchases of:
      Fixed maturities                                              (58,096)      (42,169)
      Equity securities                                                (833)       (1,449)
      Mortgage loans on real estate                                  (2,271)       (2,433)
      Real estate and real estate joint ventures                       (330)         (325)
      Other limited partnership interests                              (218)         (290)
   Net change in short-term investments                              (1,213)          252
   Purchase of businesses, net of cash received                        (879)          (16)
   Net change in payables under securities loaned transactions        3,590           822
   Other, net                                                          (381)         (228)
                                                                   --------      --------
Net cash used in investing activities                               (10,153)       (2,849)
                                                                   --------      --------
CASH FLOW FROM FINANCING ACTIVITIES
   Policyholder account balances:
      Deposits                                                       19,571        20,283
      Withdrawals                                                   (15,636)      (17,864)
   Net change in short-term debt                                        523          (385)
   Long-term debt issued                                                 10            83
   Long-term debt repaid                                               (210)         (179)
   Net treasury stock acquired                                         (471)       (1,017)
                                                                   --------      --------
Net cash provided by financing activities                             3,787           921
                                                                   --------      --------
Change in cash and cash equivalents                                  (3,826)        1,011
Cash and cash equivalents, beginning of period                        7,473         3,434
                                                                   --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  3,647      $  4,445
                                                                   ========      ========


Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
   Interest                                                        $    264      $    257
                                                                   ========      ========
   Income taxes                                                    $    177      $   (183)
                                                                   ========      ========


Non-cash transactions during the period:
   Business acquisitions - assets                                  $  2,630      $     92
                                                                   ========      ========
   Business acquisitions - liabilities                             $  1,751      $     76
                                                                   ========      ========
   Business dispositions - assets                                  $     --      $    102
                                                                   ========      ========
   Business dispositions - liabilities                             $     --      $     44
                                                                   ========      ========
   Real estate acquired in satisfaction of debt                    $     20      $     11
                                                                   ========      ========


       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

   MetLife, Inc. (the "Holding Company") and its subsidiaries (together with the Holding Company, "MetLife" or the "Company") is a leading provider of insurance and financial services to a broad section of individual and institutional customers. The Company offers life insurance, annuities, automobile and property insurance and mutual funds to individuals and group insurance, reinsurance, as well as retirement and savings products and services to corporations and other institutions.

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

   Minority interest related to consolidated entities included in other liabilities is $480 million and $442 million at September 30, 2002 and December 31, 2001, respectively.

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

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

   Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement for Financial Accounting Standards Board ("FASB") Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The adoption of these requirements did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

   Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. In accordance with SFAS 141, the elimination of $5 million of negative goodwill was reported in income in the first quarter of 2002 as a cumulative effect of a change in accounting.

   Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. The Company did not amortize goodwill during 2002. For the three months and nine months ended September 30, 2001, the Company recorded amortization of goodwill of $13 million and $37 million, respectively. The Company has completed the required impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, the Company recorded a $5 million charge to earnings relating to the impairment of certain goodwill assets in the third quarter of 2002 as a cumulative effect of a change in accounting. There was no impairment of intangible assets or significant reclassifications between goodwill and other intangible assets at January 1, 2002.

   Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superseding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144 (i) broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); (ii) requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and (iii) retains the basic provisions of (a) APB 30 regarding the presentation of discontinued operations in the statements of income, (b) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (c) SFAS 121 relating to the measurement of long-lived assets classified as held-for-sale. Adoption of SFAS 144 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements for 2002 other than the reclassification to discontinued operations of net investment income and net investment gains and losses related to operations of real estate on which the Company initiated disposition activities subsequent to January 1, 2002. See note 5.

   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and is not expected to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which must be adopted for exit and disposal activities initiated after December 31, 2002. SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). As discussed in Note 8, in the fourth quarter of 2001, the Company recorded a charge of $330 million, net of income taxes of $169 million, associated with business realignment initiatives using the EITF 94-3 accounting guidance.

   In the first quarter of 2003, the Company will prospectively adopt the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company currently applies the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). SFAS 123 states that the adoption of the fair value-based method is a change to a preferable method of accounting. The estimated impact of the adoption of the fair value-based method in 2002 would be a decrease to net income for the full year of approximately $16 million to $19 million, net of income taxes of $9 million to $11 million, respectively. This estimate is based on assumptions as of September 30, 2002.

2. SEPTEMBER 11, 2001 TRAGEDIES

   On September 11, 2001 a terrorist attack occurred in New York, Washington D.C. and Pennsylvania (collectively, the "tragedies") triggering a significant loss of life and property which had an adverse impact on certain of the Company's businesses. The Company has direct exposures to this event with claims arising from its Individual, Institutional, Reinsurance and Auto & Home insurance coverages, and it believes the majority of such claims have been reported or otherwise analyzed by the Company.

   The Company's estimate of the total insurance losses related to the tragedies Was $208 million, net of income taxes of $117 million for the year ended December 31, 2001. This estimate has been and will continue to be subject to revision in subsequent periods as claims are received from insureds and claims to reinsurers are identified and processed. Any revision to the estimate of gross losses and reinsurance recoveries in subsequent periods will affect net income in such periods. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses in connection with the tragedies. As of September 30, 2002, the Company's liability for future claims associated with the tragedies was $86 million.

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

   The Company's general account investment portfolios include investments, primarily comprised of fixed income securities, in industries that were affected by the tragedies, including airline, insurance, other travel and lodging. Exposures to these industries also exist through mortgage loans and investments in real estate. The market value of the Company's investment portfolio exposed to industries affected by the tragedies was approximately $3 billion at September 30, 2002.

3. EARNINGS PER SHARE

   The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                                          THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------   -------------------------------
                                                               2002              2001             2002             2001
                                                           ------------      ------------     ------------     ------------
                                                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Weighted average common stock outstanding for basic
   earnings per share                                       701,541,455       735,662,211      706,055,177      747,236,338
Incremental shares from assumed:
   Conversion of forward purchase contracts                  21,213,435        25,553,409       25,758,555       26,593,205
   Exercise of stock options                                         --                --            5,127           93,614
                                                           ------------      ------------     ------------     ------------
Weighted average common stock outstanding for diluted
   earnings per share                                       722,754,890       761,215,620      731,818,859      773,923,157
                                                           ============      ============     ============     ============

INCOME FROM CONTINUING OPERATIONS                          $        314      $        145     $        990     $        708
                                                           ============      ============     ============     ============
   Basic earnings per share                                $       0.45      $       0.20     $       1.40     $       0.95
                                                           ============      ============     ============     ============
   Diluted earnings per share                              $       0.43      $       0.19     $       1.35     $       0.91
                                                           ============      ============     ============     ============
INCOME FROM DISCONTINUED OPERATIONS                        $         19      $         17     $         54     $         61
                                                           ============      ============     ============     ============
   Basic earnings per share                                $       0.03      $       0.02     $       0.08     $       0.08
                                                           ============      ============     ============     ============
   Diluted earnings per share                              $       0.03      $       0.02     $       0.07     $       0.08
                                                           ============      ============     ============     ============
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                  $         (5)     $         --     $         --     $         --
                                                           ============      ============     ============     ============
   Basic earnings per share                                $      (0.01)     $         --     $         --     $         --
                                                           ============      ============     ============     ============
   Diluted earnings per share                              $      (0.01)     $         --     $         --     $         --
                                                           ============      ============     ============     ============
NET INCOME                                                 $        328      $        162     $      1,044     $        769
                                                           ============      ============     ============     ============
   Basic earnings per share                                $       0.47      $       0.22     $       1.48     $       1.03
                                                           ============      ============     ============     ============
   Diluted earnings per share                              $       0.45      $       0.21     $       1.42     $       0.99
                                                           ============      ============     ============     ============

   On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. For the nine months ended September 30, 2002 and 2001, 15,244,492 and 34,891,879 shares of common stock, respectively, were acquired for $471 million and $1,019 million, respectively. During the nine months ended September 30, 2002 and 2001, 16,379 and 64,620 of these shares were reissued for $480 thousand and $2 million, respectively. The Company recently announced that it plans no further share repurchases in 2002.

   On October 22, 2002, the Company announced the declaration by its Board of Directors of a dividend of $0.21 per common share payable on December 13, 2002 to shareholders of record on November 8, 2002.

4. NET INVESTMENT LOSSES

   Net investment losses, including changes in valuation allowances, are as follows:

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   ------------------      ------------------
                                                    2002        2001        2002        2001
                                                   ------      ------      ------      ------
                                                              (DOLLARS IN MILLIONS)
Fixed maturities                                   $ (323)     $  (87)     $ (698)     $ (427)
Equity securities                                     (38)          5         222          30
Mortgage loans on real estate                          --         (44)        (22)        (49)
Real estate and real estate joint ventures (1)         (9)        (25)        (18)         (1)
Other limited partnership interests                    42         (32)         24        (130)
Sales of businesses                                    --          25          --          25
Other                                                  43          31        (157)         65
                                                   ------      ------      ------      ------
                                                     (285)       (127)       (649)       (487)
Amounts allocable to:
Deferred policy acquisition costs                      11          (1)         26          15
Participating contracts                                (2)         --          (2)         --
Policyholder dividend obligation                        7          29          78          92
                                                   ------      ------      ------      ------
  Total net investment losses                      $ (269)     $  (99)     $ (547)     $ (380)
                                                   ======      ======      ======      ======

----------
(1) Excludes amounts related to real estate operations reported as discontinued operations in accordance with SFAS 144.

   Investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) deferred policy acquisition cost amortization, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

5. DISCONTINUED OPERATIONS

   The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. Accordingly, the Company is selling certain real estate holdings out of its portfolio. In accordance with SFAS No. 144, income related to real estate sold or classified as held-for-sale for transactions initiated on or after January 1, 2002 is presented as discontinued operations.

   The following table presents the components of income from discontinued operations:

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                           ------------------     ------------------
                                            2002        2001       2002        2001
                                           ------      ------     ------      ------
                                                     (DOLLARS IN MILLIONS)

Net investment income                      $   29      $   25     $   88      $   91
Net investment losses                          (1)         --         (8)         --
                                           ------      ------     ------      ------
   Total revenues                              28          25         80          91

Provision for income taxes                      9           8         26          30
                                           ------      ------     ------      ------
   Income from discontinued operations     $   19      $   17     $   54      $   61
                                           ======      ======     ======      ======


   The carrying value of real estate related to discontinued operations was $1,249 million and $1,572 million at September 30, 2002 and December 31, 2001, respectively. See note 11 for net investment income and net investment losses by business segment.

6. DERIVATIVE INSTRUMENTS

   The Company uses derivative instruments to manage risk through one of four principal risk management strategies: the hedging of liabilities, invested assets, portfolios of assets or liabilities and anticipated transactions. Additionally, Metropolitan Life Insurance Company ("Metropolitan Life") enters into income generation and replication derivative transactions as permitted by its derivative use plan approved by the New York State Insurance Department (the "Department"). The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit and foreign currency swaps, foreign exchange contracts, and options, including caps and floors.

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

   The table below provides a summary of the carrying value, notional amount and fair value of derivatives by hedge accounting classification at:

                                    SEPTEMBER 30, 2002                              DECEMBER 31, 2001
                     ---------------------------------------------   ---------------------------------------------
                                                  FAIR VALUE                                      FAIR VALUE
                     CARRYING    NOTIONAL    ---------------------   CARRYING    NOTIONAL    ---------------------
                      VALUE      AMOUNT      ASSETS    LIABILITIES    VALUE      AMOUNT      ASSETS    LIABILITIES
                     --------    --------    -------   -----------   --------    --------    -------   -----------
                                                        (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value           $    --     $    --     $    --     $    --     $    --     $    --     $    --     $    --
Cash flow                 42         726          63          21          60         607          61           1
Non-qualifying            67      14,043         285         218         180      13,616         226          46
                     -------     -------     -------     -------     -------     -------     -------     -------
   Total             $   109     $14,769     $   348     $   239     $   240     $14,223     $   287     $    47
                     =======     =======     =======     =======     =======     =======     =======     =======

   For the three months and nine months ended September 30, 2002 and 2001, the amount related to hedge ineffectiveness was insignificant and there were no discontinued hedges.

   At September 30, 2002 and December 31, 2001, the accumulated gain in other comprehensive income relating to cash flow hedges was $33 million and $71 million, respectively. For the three months ended September 30, 2002 and 2001, the Company recognized other comprehensive losses of $24 million and other comprehensive income of $14 million, respectively, relating to the effective portion of cash flow hedges. For the nine months ended September 30, 2002 and 2001, the Company recognized other comprehensive losses of $75 million and other comprehensive income of $52 million, respectively, relating to the effective portion of cash flow hedges. For the three months ended September 30, 2002 and 2001, $3 million and $15 million, respectively, of other comprehensive income was reclassified into net investment income. During the nine months ended September 30, 2002 and 2001, $9 million and $15 million, respectively, of other comprehensive income was reclassified into net investment income. During the three months and nine months ended September 30, 2002, $47 million of other comprehensive losses were reclassified into net investment gains and losses. There were no reclassifications of other comprehensive income to net investment gains and losses for the three months and nine months ended September 30, 2001. Primarily as a result of the initial adoption of SFAS No. 133, approximately $11 million of gains reported in accumulated other comprehensive income are expected to be reclassified during the year ending December 31, 2002 into net investment income as the underlying investments mature or expire according to their original terms. Reclassifications are recognized over the life of the hedged item. As a result of cash flow hedges of forecasted transactions entered into during 2002, approximately $19 million of losses reported in accumulated other comprehensive income are expected to be reclassified during the year ending December 31, 2002 into net investment gains and losses as the forecasted transactions occur.

   For the three months ended September 30, 2002 and 2001, the Company recognized net investment income of $3 million and $8 million, respectively, and net investment gains of $21 million and $23 million, respectively, from all derivatives not qualifying as accounting hedges. For the nine months ended September 30, 2002 and 2001, the Company recognized net investment income of $23 million and $41 million, respectively, and net investment losses of $129 million and net investment gains of $62 million, respectively, from all derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

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

The following table presents closed block liabilities and assets designated to the closed block at:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2002            2001
                                                                -------------   ------------
                                                                   (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                           $   40,885      $   40,325
Other policyholder funds                                                265             321
Policyholder dividends payable                                          848             757
Policyholder dividend obligation                                      1,672             708
Payables under securities loaned transactions                         4,094           3,350
Payables on securities purchased                                        325              --
Other liabilities                                                       390              90
                                                                 ----------      ----------
   Total closed block liabilities                                    48,479          45,551
                                                                 ----------      ----------

ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
   Fixed maturities available-for-sale, at fair value
      (amortized cost: $27,688 and $25,761, respectively)            29,282          26,331
   Equity securities, at fair value (cost: $546 and $240,
      respectively)                                                     502             282
   Mortgage loans on real estate                                      6,697           6,358
   Policy loans                                                       3,937           3,898
   Short-term investments                                                83             170
   Other invested assets                                                362             159
                                                                 ----------      ----------
      Total investments                                              40,863          37,198
Cash and cash equivalents                                               461           1,119
Accrued investment income                                               568             550
Deferred income taxes                                                 1,158           1,060
Premiums and other receivables                                          131             244
                                                                 ----------      ----------
   Total assets designated to the closed block                       43,181          40,171
                                                                 ----------      ----------

Excess of closed block liabilities over assets designated
   to the closed block                                                5,298           5,380
                                                                 ----------      ----------

Amounts included in accumulated other comprehensive income:
   Net unrealized investment gains, net of deferred
      income taxes of $561 and $219, respectively                       985             389
   Unrealized derivative gains, net of deferred income
      taxes of $13 and $9, respectively                                  19              17
   Allocated to policyholder dividend obligation, net of
      deferred income taxes of $606 and $255, respectively           (1,066)           (453)
                                                                 ----------      ----------
                                                                        (62)            (47)
                                                                 ----------      ----------
Maximum future earnings to be recognized from closed
   block assets and liabilities                                  $    5,236      $    5,333
                                                                 ==========      ==========

Information regarding the policyholder dividend obligation is as follows:

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2002            2001
                                                           -------------   ------------
                                                               (DOLLARS IN MILLIONS)
Balance at beginning of period                              $      708      $      385
Impact on income before gains allocable to policyholder
   dividend obligation                                              77             159
Net investment losses                                              (77)           (159)
Change in unrealized investment and derivative gains               964             323
                                                            ----------      ----------
Balance at end of period                                    $    1,672      $      708
                                                            ==========      ==========

Closed block revenues and expenses are as follows:

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                            ---------------------      ---------------------
                                                              2002         2001          2002         2001
                                                            --------     --------      --------     --------
                                                                          (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $    851     $    863      $  2,563     $  2,638
Net investment income and other revenues                         645          659         1,925        1,904
Net investment gains (losses) (net of amounts allocable
   to the policyholder dividend obligation of
   $(7), $(29), $(78) and $(92), respectively)                     4           (9)           47          (53)
                                                            --------     --------      --------     --------
      Total revenues                                           1,500        1,513         4,535        4,489
                                                            --------     --------      --------     --------

EXPENSES
Policyholder benefits and claims                                 913          939         2,720        2,784
Policyholder dividends                                           426          384         1,224        1,150
Change in policyholder dividend obligation (excludes
   amounts directly related to net investment losses of
   $(7), $(29), $(78) and $(92), respectively)                     6           29            77           92
Other expenses                                                    76           84           234          292
                                                            --------     --------      --------     --------
      Total expenses                                           1,421        1,436         4,255        4,318
                                                            --------     --------      --------     --------

Revenues net of expenses before income taxes                      79           77           280          171
Income taxes                                                      25           27            98           62
                                                            --------     --------      --------     --------
Revenues net of expenses and income taxes                   $     54    $      50      $    182     $    109
                                                            ========    =========      ========     ========

The change in maximum future earnings of the closed block is as follows:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                     ----------------------      ----------------------
                                       2002          2001          2002          2001
                                     --------      --------      --------      --------
                                                    (DOLLARS IN MILLIONS)
Balance at end of period             $  5,236      $  5,403      $  5,236      $  5,403
Less:
   Reallocation of assets                  85            --            85            --
   Balance at beginning of period       5,205         5,453         5,333         5,512
                                     --------      --------      --------      --------
Change during the period             $    (54)     $    (50)     $   (182)     $   (109)
                                     ========      ========      ========      ========

   During the three months ended September 30, 2002, the allocation of assets to the closed block was revised to appropriately classify assets in accordance with the plan of demutualization. The reallocation of assets had no impact on consolidated assets or liabilities.

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

   Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the carrying value, notional amount and fair value of derivatives by hedge accounting classification at:

                                SEPTEMBER 30, 2002                              DECEMBER 31, 2001
                     --------------------------------------------   -------------------------------------------
                                                 FAIR VALUE                                    FAIR VALUE
                     CARRYING   NOTIONAL   ----------------------   CARRYING  NOTIONAL   ----------------------
                      VALUE      AMOUNT     ASSETS    LIABILITIES    VALUE     AMOUNT     ASSETS    LIABILITIES
                     --------   --------   --------   -----------   --------  --------   --------   -----------
                                                         (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value           $    --    $    --    $    --      $    --     $    --   $    --    $    --      $    --
Cash flow                 37        159         37           --          22       171         22           --
Non-qualifying             5        211         11            6           8       112         13            5
                     -------    -------    -------      -------     -------   -------    -------      -------
   Total             $    42    $   370    $    48      $     6     $    30   $   283    $    35      $     5
                     =======    =======    =======      =======     =======   =======    =======      =======

   For the three months and nine months ended September 30, 2002 and 2001, the amount related to hedge ineffectiveness was insignificant and there were no discontinued hedges.

   At September 30, 2002 and December 31, 2001, the accumulated gain in other comprehensive income relating to cash flow hedges was $32 million and $26 million, respectively. For the three months ended September 30, 2002 and 2001, the closed block recognized other comprehensive income of $13 million and other comprehensive losses of $8 million, respectively, relating to the effective portion of cash flow hedges. For the nine months ended September 30, 2002 and 2001, the closed block recognized other comprehensive income of $15 million and $14 million, respectively, relating to the effective portion of cash flow hedges. During the three months ended September 30, 2002 and 2001, $1 million and $2 million, respectively, of other comprehensive income was reclassified into net investment income. During the nine months ended September 30, 2002 and 2001, $3 million and $2 million, respectively, of other comprehensive income was reclassified into net investment income. Approximately $4 million of the pre-tax gain reported in accumulated other comprehensive income is expected to be reclassified into net investment income during the year ending December 31, 2002 as the underlying investments mature or expire according to their original terms. The reclassifications are recognized over the life of the hedged item.

   For the three months ended September 30, 2002 the closed block recognized net investment income of $1 million from all derivatives not designated as accounting hedges. The closed block did not recognize net investment income for the three months ended September 30, 2001. For the three months ended September 30, 2002 and 2001, the closed block recognized net investment gains of $5 million and net investment losses of $10 million, respectively, from all derivatives not designated as accounting hedges. For each of the nine months ended September 30, 2002 and 2001, the closed block recognized net investment income of $1 million and for the nine months ended September 30, 2002 and 2001, the closed block recognized net investment losses of $2 million and $6 million, respectively, in each case from all derivatives not designated as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

8. BUSINESS REALIGNMENT INITIATIVES

   During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an on-going commitment to reduce expenses. The following table represents the original expense recorded in the fourth quarter of 2001 and the remaining liability as of September 30, 2002:

                                           TOTAL 2001       REMAINING LIABILITY
                                            EXPENSE        AT SEPTEMBER 30, 2002
                                          ------------     ---------------------
                                                   (DOLLARS IN MILLIONS)
EXPENSE TYPE

Severance and severance-related costs     $         44           $         25
Facilities costs                                    68                     32
Business exit costs                                387                     85
                                          ------------           ------------
   Total                                  $        499           $        142
                                          ============           ============

    The severance and severance-related costs recorded in 2001 reflects 1,400 anticipated terminations. As of September 30, 2002, there are approximately 300 terminations to be completed.

9. COMMITMENTS AND CONTINGENCIES

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

   Similar sales practices class actions against New England Mutual, with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, have been settled. In October 2000, a federal court approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by New England Mutual between January 1, 1983 through August 31, 1996. The class includes owners of approximately 600,000 in-force or terminated policies. A federal district court has approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by General American between January 1, 1982 through December 31, 1996. An appellate court has affirmed the order approving the settlement. The class includes owners of approximately 250,000 in-force or terminated policies. Implementation of the General American class action settlement is proceeding.

   Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. As of September 30, 2002, there are approximately 425 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 45 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

   During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. As a result of the excess insurance policies, $878 million is recorded as a recoverable at September 30, 2002. Although amounts paid in any given year that are recoverable under the policies will be reflected as a reduction in the Company's operating cash flows for that year, management believes that the payments will not have a material adverse effect on the Company's liquidity. Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to the Company at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to the Company if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. It is likely that a claim will be made under the excess insurance policies in 2003 for a portion of the amounts paid with respect to asbestos litigation in 2002. As the performance of the Standard & Poor's 500 Index impacts the return in the reference fund, it is possible that loss reimbursements to the Company in 2003 and in the recoverable with respect to later periods may be less than the amount submitted. Such forgone loss reimbursements may be recovered upon commutation. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be deferred and amortized into income over the estimated remaining settlement period of the insurance policies.

   The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for asbestos-related claims. Estimates of the Company's asbestos exposure are very difficult to predict due to the limitations of available data and the substantial difficulty of predicting with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims and the impact of any possible future adverse verdicts and their amounts. Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 59,500 asbestos-related claims in 2001. During the first nine months of 2002 and 2001, Metropolitan Life received approximately 45,200 and 49,500 asbestos-related claims, respectively. Metropolitan Life is studying its recent claims experience, published literature regarding asbestos claims experience in the United States and numerous variables that can affect its asbestos liability exposure, including the recent bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the previously recorded asbestos liability. It is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

   PROPERTY AND CASUALTY ACTIONS

   Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. A settlement has been reached in the Georgia class action; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. The settlement is being implemented. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. A two-plaintiff individual lawsuit brought in Alabama alleging that Metropolitan Property and Casualty Insurance Company and CCC, a valuation company, violated state law by failing to pay the proper valuation amount for a total loss has been settled. Total loss valuation methods also are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. In addition, in Florida, Metropolitan Property and Casualty Insurance Company has been named in a class action alleging that it improperly established preferred provider organizations (hereinafter "PPO"). Other insurers have been named in both the Pennsylvania and the PPO cases. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

   DEMUTUALIZATION ACTIONS

   Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the Supreme Court of the State of New York for New York County have been consolidated within the commercial part. Metropolitan Life has moved to dismiss these consolidated cases on a variety of grounds. In addition, there remains a separate purported class action in New York state court in New York County that Metropolitan Life also has moved to dismiss. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action was filed in the Supreme Court of the State of New York for New York County on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life's motion to dismiss this case was granted in a decision filed on October 31, 2002. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. Plaintiffs have appealed to the United States Court of Appeals for the Second Circuit. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

   RACE-CONSCIOUS UNDERWRITING CLAIMS

   Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its subsidiaries. The Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-conscious underwriting practices. Metropolitan Life has cooperated fully with that inquiry. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life has entered into settlement agreements to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. The class action settlement, which has received preliminary approval from the court, must receive final approval before it can be implemented. A fairness hearing has been set for February 7, 2003. The regulatory settlement agreement is conditioned upon final approval of the class action settlement. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters and believes that charge is adequate to cover the costs associated with these settlements.

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

   A putative class action lawsuit is pending in the District of Columbia federal district court, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The district court denied the parties' cross-motions for summary judgment to allow for discovery. Discovery has not yet commenced pending the court's ruling as to the timing of a class certification motion. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases awarded in 1977, 1980, 1989, 1992, 1996 and 2001, as well as increases awarded in earlier years. Metropolitan Life is vigorously defending itself against these allegations.

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

10. COMPREHENSIVE INCOME

   Comprehensive income is as follows:

                                                                    FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                   ----------------------      ----------------------
                                                                     2002          2001          2002          2001
                                                                   --------      --------      --------      --------
                                                                                 (DOLLARS IN MILLIONS)
Net income                                                         $    328      $    162      $  1,044      $    769
Other comprehensive income:
   Cumulative effect of change in accounting for derivatives,
      net of income taxes                                                --            --            --            32
   Unrealized gains (losses) on derivative instruments, net of
      income taxes                                                       13             9           (24)           34
   Unrealized investment gains, net of related offsets,
      reclassification adjustments and income taxes                     736           546           545           788
   Foreign currency translation adjustments                            (104)          (46)          (80)          (67)
                                                                   --------      --------      --------      --------
Other comprehensive income                                              645           509           441           787
                                                                   --------      --------      --------      --------
   Comprehensive income                                            $    973      $    671      $  1,485      $  1,556
                                                                   ========      ========      ========      ========

11. BUSINESS SEGMENT INFORMATION

                                                                                           Auto &
For the three months ended September 30, 2002   Individual   Institutional   Reinsurance    Home
---------------------------------------------   ----------   -------------   -----------   ------
Premiums                                         $  1,080      $  2,050       $    461     $  711
Universal life and investment-type product
   policy fees                                        375           148             --         --
Net investment income                               1,592           964             95         44
Other revenues                                         95           154             16         11
Net investment (losses) gains                         (26)         (201)             4         (8)
Income (loss) from continuing operations
   before provision for income taxes                  315           156             39         56

                                                  Asset                      Corporate
For the three months ended September 30, 2002   Management   International    & Other      Total
---------------------------------------------   ----------   -------------   ---------    -------
Premiums                                         $     --      $    381      $      (7)   $ 4,676
Universal life and investment-type product
   policy fees                                         --            64             --        587
Net investment income                                  17           133            (35)     2,810
Other revenues                                         37             2              5        320
Net investment (losses) gains                          --             6            (44)      (269)
Income (loss) from continuing operations
   before provision for income taxes                    1            61           (190)       438

                                                                                           Auto &
For the three months ended September 30, 2001   Individual   Institutional   Reinsurance    Home
---------------------------------------------   ----------   -------------   -----------   ------
Premiums                                         $  1,093      $  1,896       $    392     $  692
Universal life and investment-type product
   policy fees                                        319           139             --         --
Net investment income                               1,551           983            103         48
Other revenues                                        119           155             12          6
Net investment (losses) gains                         (43)          (37)           (12)        --
Income (loss) from continuing operations
   before provision for income taxes                  204            (9)            13         28

                                                  Asset                      Corporate
For the three months ended September 30, 2001   Management   International    & Other      Total
---------------------------------------------   ----------   -------------   ---------    -------
Premiums                                         $     --      $    210      $      (1)   $ 4,282
Universal life and investment-type product
   policy fees                                         --             8             --        466
Net investment income                                  18            63             56      2,822
Other revenues                                         42             4              8        346
Net investment (losses) gains                          25            (9)           (23)       (99)
Income (loss) from continuing operations
   before provision for income taxes                   29             9            (60)       214


                                                                                           Auto &
For the nine months ended September 30, 2002    Individual   Institutional   Reinsurance    Home
--------------------------------------------    ----------   -------------   -----------   ------
Premiums                                         $  3,258      $  6,072       $  1,408     $2,105
Universal life and investment-type product
   policy fees                                      1,012           468             --         --
Net investment income                               4,674         2,940            296        135
Other revenues                                        325           482             35         27
Net investment (losses) gains                        (112)         (392)             6        (40)
Income (loss) from continuing operations
   before provision for income taxes                  779           706            109        112


                                                  Asset                      Corporate
For the nine months ended September 30, 2002    Management   International    & Other      Total
--------------------------------------------    ----------   -------------   ---------    -------
Premiums                                         $     --      $  1,030      $     (15)   $13,858
Universal life and investment-type product
   policy fees                                         --            78             --      1,558
Net investment income                                  46           303              7      8,401
Other revenues                                        127             8             72      1,076
Net investment (losses) gains                          (4)           (8)             3       (547)
Income (loss) from continuing operations
   before provision for income taxes                    7            71           (321)     1,463


                                                                                           Auto &
For the nine months ended September 30, 2001    Individual   Institutional   Reinsurance    Home
--------------------------------------------    ----------   -------------   -----------   ------
Premiums                                         $  3,306      $  5,503       $  1,197     $2,047
Universal life and investment-type product
   policy fees                                        942           443             --         --
Net investment income                               4,620         2,957            288        150
Other revenues                                        384           485             28         18
Net investment (losses) gains                        (157)         (154)             2         (6)
Income (loss) from continuing operations
   before provision for income taxes                  640           476             78         (9)

                                                  Asset                      Corporate
For the nine months ended September 30, 2001    Management   International    & Other      Total
--------------------------------------------    ----------   -------------   ---------    -------
Premiums                                         $     --      $    583      $      (2)   $12,634
Universal life and investment-type product
   policy fees                                         --            28             --      1,413
Net investment income                                  54           189            148      8,406
Other revenues                                        154            10             51      1,130
Net investment (losses) gains                          25            19           (109)      (380)
Income (loss) from continuing operations
   before provision for income taxes                   39            69           (225)     1,068

                       At September 30,    At December 31,
                             2002               2001
                       ----------------    ---------------
Assets
   Individual            $    133,551       $    131,314
   Institutional               92,857             89,661
   Reinsurance                  8,845              7,911
   Auto & Home                  4,950              4,581
   Asset Management               186                256
   International                8,377              5,308
   Corporate & Other           19,168             17,867
                         ------------       ------------
      Total              $    267,934       $    256,898
                         ============       ============

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

   Corporate & Other consists of various start-up and run-off entities, including MetLife Bank, N.A., as well as the elimination of all intersegment amounts. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with the terms of the related borrowings.

   The International segment's assets at September 30, 2002 and results of operations for the three months and nine months ended September 30, 2002 include those assets and results of operations of Aseguradora Hidalgo S.A. ("Hidalgo"), a Mexican life insurer that was acquired on June 20, 2002.

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

   The following amounts are reported as discontinued operations in accordance with SFAS 144:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                      ------------------     ------------------
                                       2002        2001       2002        2001
                                      ------      ------     ------      ------
                                                (DOLLARS IN MILLIONS)
Net investment income
   Individual                         $   13      $   12     $   42      $   43
   Institutional                           6           6         18          18
   Corporate & Other                      10           7         28          30
                                      ------      ------     ------      ------
      Total net investment income     $   29      $   25     $   88      $   91
                                      ======      ======     ======      ======

Net investment losses
   Individual                         $   (1)     $   --     $   (1)     $   --
   Corporate & Other                      --          --         (7)         --
                                      ------      ------     ------      ------
      Total net investment losses     $   (1)     $   --     $   (8)     $   --
                                      ======      ======     ======      ======

   Revenues derived from any one customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2002. Revenues from domestic operations were $7,538 million and $7,541 million for the three months ended September 30, 2002 and 2001, respectively, which represented 93% and 96% of consolidated revenues for the three months ended September 30, 2002 and 2001, respectively. Revenues from domestic operations were $22,935 million and $22,374 million for the nine months ended September 30, 2002 and 2001, respectively, which represented 94% and 96% of consolidated revenues for the nine months ended September 30, 2002 and 2001, respectively.

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

RECENT REGULATORY AND LEGISLATIVE DEVELOPMENTS

REGULATORY DEVELOPMENTS

   In an effort to help restore confidence in Corporate America, a variety of new laws and regulatory initiatives have been introduced that have changed or will change the reporting practices of public companies.

   One such initiative was the announcement by the Securities and Exchange Commission (the "SEC") that it would review the annual reports on Form 10-K submitted by all Fortune 500 companies in 2002. As previously disclosed by the Holding Company in its quarterly report on Form 10-Q for the quarter ended June 30, 2002, the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K") was reviewed by the SEC. The Holding Company received correspondence from the SEC in connection with this review in July, September and October 2002. The Holding Company responded, on a timely basis, to all of the SEC's comments and has included a number of supplemental disclosures in its Forms 10-Q for the quarters ended June 30, 2002 and September 30, 2002. The Company has been informed by the SEC that they have no further comments on the 2001 10-K and that they have concluded their review.

LEGISLATIVE DEVELOPMENTS

   On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). Among other things, the Act includes a provision that bars companies that are subject to the reporting requirements of the U.S. securities laws from extending or maintaining credit, or arranging for or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or their equivalent). This provision could be interpreted to apply to split dollar life insurance arrangements. If this provision of the Act is interpreted to include split dollar life insurance within the meaning of "personal loan," then this provision could result in significantly reduced sales of the Company's split dollar life insurance products and could significantly increase lapse rates on existing policies. The Company does not expect such interpretation to have a material adverse impact on its financial condition.

   In addition, the Act also requires the chief executive officer and the chief financial officer to certify, among other things, that their company's periodic reports containing financial statements, filed with the SEC, fully comply with applicable regulations and the information in the report fairly presents, in all material respects, the financial condition and results of operations of the Company. Such officers of the Holding Company have signed their respective certifications on November 14, 2002. These certifications have been submitted to the SEC.

SENSITIVITY TO FINANCIAL MARKETS

   The volatility of the equity market and its year to date decline have negatively impacted the insurance and investment results of certain MetLife businesses. In variable life and variable annuities (product lines of the Individual segment), the Company earns management fees based primarily on the level of account balances in separate accounts, which have been reduced by the downturn in the equity markets. This has resulted in lower fee income. This reduction in fees also impacts the future results of these products because, as profitability decreases, the amortization expense of deferred policy acquisition costs related to these products increases. An additional effect of depressed equity markets on life and annuity products is the potential need to increase liabilities for certain policy features that are linked to investment market performance. One such feature is the guaranteed minimum death benefit. This provision, which is available on many of the Company's annuity products, provides for a guaranteed minimum death benefit which can, in some instances, be higher than the annuity account balance since that balance may be based upon the performance of the equity markets. Certain other products and services (such as asset management and brokerage) are also linked to investment market performance and may be negatively affected if equity markets remain at recent lower levels.

   The Company also derives revenues in the form of income received from various investments included in its general account. Some of these investments, including limited partnerships, corporate joint ventures, public equity securities and other structured securities are either directly or indirectly affected by the performance and volatility of the equity markets. The continued downturn in the equity markets is likely to adversely impact the returns on the Company's general account investment portfolio.

   Pension expense levels in future periods are partially linked to actual investment performance of the underlying plan assets, as well as expectations about future investment performance. Since approximately 45% (based on fair value) of the Company's pension fund assets were comprised of equity-related investments at January 1, 2002 and overall equity markets have declined year to date, it is likely that pension expense will increase in future periods compared to 2002 levels and it is possible that pension fund contributions (which contributions were not necessary for over a decade due to historic funding levels) could resume. If current depressed market conditions persist at December 31, 2002 and the Company does not make a pension fund contribution prior to year end, the Company may be required to record a significant minimum pension liability adjustment through other comprehensive income during the fourth quarter of 2002.

   A portion of the Company's earnings from insurance products and investments (including securities lending and mortgage loan prepayments) are dependent on the level of interest rates and the shape of the yield curve. Future changes in those factors may result in reductions in the spread between income earned and interest credited or paid. The Company engages in an active asset-liability management process to mitigate the effects of changes in interest rates or changes in the shape of the yield curve.

ACQUISITIONS AND DISPOSITIONS

   On June 20, 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"). The purchase price is subject to adjustment under certain provisions of the purchase agreement. As a result of the acquisition, the Company anticipates that Hidalgo and Seguros Genesis, S.A., ("MetLife Genesis"), MetLife's wholly-owned Mexican subsidiary headquartered in Mexico City, will be integrated and will operate as a combined entity.

   In November 2001, the Company acquired Compania de Seguros de Vida Santander S.A. and Compania de Reaseguros de Vida Soince Re S.A., wholly-owned subsidiaries of Santander Central Hispano in Chile. These acquisitions marked MetLife's entrance into the Chilean insurance market.

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

   FUTURE POLICY BENEFITS

   The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and disability insurance. Generally, amounts are payable over an extended period of time and the profitability of the products is dependent on the pricing of the products. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between the actual experience and assumptions used in pricing the policies and in the establishment of liabilities result in variances in profit and could result in losses.

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

   REINSURANCE

   The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits and evaluates the financial strength of counterparties to its reinsurance agreements. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

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

RESULTS OF OPERATIONS

   The following table presents consolidated financial information for the Company for the periods indicated:

                                                                                    THREE MONTHS                NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                               ----------------------      ----------------------
                                                                                 2002          2001          2002          2001
                                                                               --------      --------      --------      --------
                                                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                       $  4,676      $  4,282      $ 13,858      $ 12,634
Universal life and investment-type product policy fees                              587           466         1,558         1,413
Net investment income                                                             2,810         2,822         8,401         8,406
Other revenues                                                                      320           346         1,076         1,130
Net investment losses (net of amounts allocable to other
   accounts of $(16), $(28), $(102) and $(107), respectively)                      (269)          (99)         (547)         (380)
                                                                               --------      --------      --------      --------
   Total revenues                                                                 8,124         7,817        24,346        23,203
                                                                               --------      --------      --------      --------

EXPENSES
Policyholder benefits and claims (excludes amounts directly related
   to net investment losses of $(5), $(29), $(76) and $(92), respectively)        4,739         4,723        14,239        13,447
Interest credited to policyholder account balances                                  736           745         2,177         2,228
Policyholder dividends                                                              504           547         1,489         1,567
Other expenses (excludes amounts directly related to net
   investment losses of $(11), $1, $(26) and $(15), respectively)                 1,707         1,588         4,978         4,893
                                                                               --------      --------      --------      --------
   Total expenses                                                                 7,686         7,603        22,883        22,135
                                                                               --------      --------      --------      --------

Income from continuing operations before provision
   for income taxes                                                                 438           214         1,463         1,068
Provision for income taxes                                                          124            69           473           360
                                                                               --------      --------      --------      --------
Income from continuing operations                                                   314           145           990           708
Income from discontinued operations, net of income taxes                             19            17            54            61
                                                                               --------      --------      --------      --------
Income before cumulative effect of change in accounting                             333           162         1,044           769
Cumulative effect of change in accounting                                            (5)           --            --            --

                                                                               --------      --------      --------      --------
Net income                                                                     $    328      $    162      $  1,044      $    769
                                                                               ========      ========      ========      ========

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 -- THE COMPANY

   Premiums increased by $394 million, or 9%, to $4,676 million for the three months ended September 30, 2002 from $4,282 million for the comparable 2001 period. This variance is primarily attributable to increases in the International, Institutional and Reinsurance segments. The June 2002 acquisition of Hidalgo and the November 2001 acquisitions in Chile, as well as growth in South Korea, Spain and Mexico, are the primary drivers of the $171 million increase in International. A $154 million increase in Institutional is largely due to sales growth in its group life, dental, disability and long-term care businesses, as well as additional premiums from existing customers in the retirement and savings business. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to a $69 million increase in the Reinsurance segment.

   Universal life and investment-type product policy fees increased by $121 million, or 26%, to $587 million for the three months ended September 30, 2002 from $466 million for the comparable 2001 period. This variance is primarily attributable to the International and Individual segments. A $56 million increase in International is due to the acquisition of Hidalgo and acquisitions in Chile. A $56 million favorable variance in Individual is largely attributable to an increase in policy fees from insurance products, primarily due to higher revenue from insurance fees. These increases are partially offset by lower policy fees from annuity and investment-type products resulting generally from poor equity market performance. Management would expect policy fees from annuity and investment-type products to continue to be adversely impacted while revenues from insurance fees on variable life products would be expected to rise if average separate account asset levels continue to decline.

   Net investment income decreased by $12 million, to $2,810 million for the three months ended September 30, 2002 from $2,822 million for the comparable 2001 period. This variance is primarily attributable to decreases of (i) $35 million, or 44%, in income from other invested assets, (ii) $31 million, or 39%, in income from cash and cash equivalents and short-term investments, and (iii) $7 million, or 35%, in income from equity securities and other limited partnership interests. These variances are partially offset by increases of (i) $34 million, or 2%, in income from fixed maturities, (ii) $17 million, or 15%, in income from real estate and real estate joint ventures, and
(iii) $10 million, or 8%, in income on policy loans.

   The decrease in net investment income from other invested assets to $44 million in 2002 from $79 million in 2001 is primarily due to lower income from derivative transactions, as well as decreased funds withheld at interest. The decrease in income from cash and cash equivalents and short-term investments to $49 million from $80 million is due to a drop in interest rates. The decline in income from equity securities and other limited partnership interests to $13 million from $20 million is due to lower corporate partnership operating results. The increase in income from fixed maturities to $2,038 million from $2,004 million is attributable to a higher asset base, primarily resulting from the acquisitions in Mexico and Chile, partially offset by decreased income due to lower reinvestment rates and reduced income from equity-linked notes. The increase in income from real estate and real estate joint ventures to $131 million from $114 million is primarily due to the transfer of the Company's One Madison Avenue, New York property to an investment property in the first quarter of 2002. The increase in income from policy loans to $139 million from $129 million is largely due to increased loans outstanding.

   The decline in net investment income is attributable to decreases in Corporate & Other as well as the Institutional and Reinsurance segments, partially offset by increases in the International and Individual segments. The decline in Corporate & Other of $91 million was primarily due to a lower asset base, resulting from funding the International acquisitions in Mexico and Chile and the Company's common share repurchases. A decline in corporate partnership income also contributed to this variance. A $19 million decrease in the Institutional segment predominantly resulted from lower income from equity-linked notes. The Reinsurance segment's net investment income declined by $8 million generally due to a decline in funds withheld at interest. These unfavorable variances were partially offset by a $70 million increase in International and a $41 million increase in Individual. Individual increased due to a higher general account asset base, as well as sales of underlying assets in corporate partnerships. International increased as a result of the acquisitions in Mexico and Chile.

   Other revenues decreased by $26 million, or 8%, to $320 million for the three months ended September 30, 2002 from $346 million for the comparable 2001 period. This variance is primarily attributable to a $24 million decrease in the Individual segment resulting from lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries. This decline is largely due to the depressed equity markets.

   The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) deferred policy acquisition cost amortization, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

   Net investment losses increased by $170 million, or 172%, to $269 million for the three months ended September 30, 2002 from $99 million for the comparable 2001 period. This increase reflects total investment losses, before offsets, of $285 million (including gross gains of $525 million, gross losses of $255 million and writedowns of $555 million), an increase of $158 million, or 124%, from $127 million in 2001. Offsets include the amortization of deferred policy acquisition costs of $11 million and ($1) million in 2002 and 2001, respectively, changes in the policyholder dividend obligation of $7 million and $29 million in 2002 and 2001, respectively, and adjustments to participating contracts of $(2) million in 2002. The increase in total investment losses is due to the continued recognition of deteriorating credits in the portfolio, consistent with depressed economic conditions since 2001.

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

   Policyholder benefits and claims increased by $16 million, or less than 1%, to $4,739 million for the three months ended September 30, 2002 from $4,723 million for the comparable 2001 period. This variance is attributable to an increase in the International segment, offset by decreases in the Institutional and Individual segments. A $194 million increase in International is primarily due to the June 2002 acquisition of Hidalgo, the November 2001 acquisitions in Chile and business growth in Mexico, excluding Hidalgo, South Korea, and Spain. The decline in Institutional of $107 million is primarily due to the establishment of a liability in 2001 related to the September 11, 2001 tragedies, partially offset by an increase in policyholder benefits and claims, which is commensurate with the increase in premiums discussed above. In addition, a decline of $75 million in Individual is primarily due to an amendment to expand the Company's coverage under an existing reinsurance agreement, the establishment of liabilities for the September 11, 2001 tragedies in the previous year and a reduction in the policyholder dividend obligation associated with the closed block. These variances are partially offset by an increase in the liability associated with guaranteed minimum death benefits on variable and fixed annuities.

   Interest credited to policyholder account balances decreased by $9 million, or 1%, to $736 million for the three months ended September 30, 2002 from $745 million for the comparable 2001 period. This variance is attributable to decreases in the Institutional and Individual segments, partially offset by an increase in the International segment. A decrease of $13 million in Institutional is primarily due to a decline in average crediting rates resulting from the current interest rate environment. A decrease of $8 million in Individual is due to a slight decline in crediting rates, partially offset by an increase in the underlying policyholder account balances. These decreases are partially offset by a $17 million increase in International primarily due to the acquisition of Hidalgo, partially offset by a decline in Spain due to the cessation of product lines offered through a joint venture with Banco Santander in 2001.

   Policyholder dividends decreased by $43 million, or 8%, to $504 million for the three months ended September 30, 2002 from $547 million for the comparable 2001 period. This variance is primarily attributable to a decrease of $62 million in the Institutional segment, partially offset by an increase of $18 million in the Individual segment. The decline in Institutional is largely attributable to unfavorable mortality experience of several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience. The increase in Individual is predominantly due to an increase in the invested assets supporting the policies associated with this segment's large block of traditional life insurance business.

   Other expenses increased by $119 million, or 7%, to $1,707 million for the three months ended September 30, 2002 from $1,588 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $78 million, or 4%, to $1,820 million in 2002 from $1,742 million in 2001. Excluding the change in accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which eliminates the amortization of goodwill and certain other intangibles, other expenses increased by $89 million. This variance is attributable to the International, Reinsurance, and Institutional segments, partially offset by a decline in the Individual segment. A $58 million increase in International results primarily from the acquisition of Hidalgo and the acquisitions in Chile. A $33 million increase in Reinsurance is largely due to an increase in allowances paid on reinsurance contracts. An increase of $10 million in Institutional is attributable to growth in operational expenses in group insurance. This increase is commensurate with the aforementioned premium growth. These increases are partially offset by a decrease in Individual of $17 million due to continued expense management initiatives, including reduced compensation-related expenses, a refund of interest associated with a prior year tax payment and reductions in volume-related commission expenses in the broker-dealer and other subsidiaries. These declines are partially offset by higher pension and post-retirement benefit expenses and an increase in expenses stemming from sales growth in new annuity and investment-type products.

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

   Capitalization of deferred policy acquisitions costs increased by $65 million, or 12%, to $601 million for the three months ended September 30, 2002 from $536 million for the comparable 2001 period. This variance is primarily due to a $40 million increase in the Individual segment as a result of higher sales of variable and universal life insurance policies as well as annuity and investment-type products, which results in higher commissions and other deferrable expenses. In addition, an $18 million increase in International is primarily due to the June 2002 acquisition of Hidalgo. Total amortization of deferred policy acquisition costs increased by $94 million, or 25%, to $477 million in 2002 from $383 million in 2001. Amortization of $488 million and $382 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The increase in amortization allocated to other expenses is largely attributable to the Individual segment. The $91 million increase in Individual is due primarily to the impact of the depressed equity markets and refinements in the calculation of estimated gross margins and profits.

   Income tax expense for the three months ended September 30, 2002 was $124 million, or 28% of income from continuing operations before provision for income taxes, compared with $69 million, or 32%, for the comparable 2001 period. The 2002 and 2001 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations. The income from discontinued operations is comprised of net investment income and net investment losses related to 55 properties that the Company began marketing for sale on or after January 1, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 -- THE COMPANY

   Premiums increased by $1,224 million, or 10%, to $13,858 million for the nine months ended September 30, 2002 from $12,634 million for the comparable 2001 period. This variance is primarily attributable to increases in the Institutional, International and Reinsurance segments. A $569 million increase in Institutional is largely due to sales growth in group life, dental, disability and long-term care businesses, as well as additional premiums from existing customers in the retirement and savings business. The sale of an annuity contract in the first quarter of 2002 to a Canadian trust company, the June 2002 acquisition of Hidalgo and the 2001 acquisitions in Chile and Brazil are the primary drivers of a $447 million increase in International. In addition, business growth in South Korea, Spain and Mexico, excluding Hidalgo, also contributed to this variance. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to a $211 million increase in the Reinsurance segment.

   Universal life and investment-type product policy fees increased by $145 million, or 10%, to $1,558 million for the nine months ended September 30, 2002 from $1,413 million for the comparable 2001 period. This variance is primarily attributable to the Individual, International and Institutional segments. A $70 million favorable variance in Individual is principally due to an increase in policy fees from insurance products, primarily due to higher revenue from insurance fees. This increase is partially offset by lower policy fees from annuity and investment-type products resulting generally from poor equity market performance. Management would expect policy fees from annuity and investment-type products to continue to be adversely impacted, while revenues from insurance fees on variable life products would be expected to rise if average separate account asset levels continue to decline. A $50 million increase in International is largely due to the acquisition of Hidalgo and the acquisitions in Chile, partially offset by a decrease in Spain due to the cessation of product lines offered through a joint venture with Banco Santander in 2001. A $25 million increase in Institutional is principally due to a fee related to the termination of a portion of a bank-owned life insurance contract, as well as growth in existing business in the group universal life product.

   Net investment income decreased by $5 million, or less than 1%, to $8,401 for the nine months ended September 30, 2002 from $8,406 for the comparable 2001 period. This variance is primarily attributable to decreases of (i) $47 million, or 22%, in income on cash and cash equivalents and short-term investments, (ii) $41 million, or 22%, in income on other invested assets, and (iii) $9 million, or 12%, in income from equity securities and other limited partnership interests. These variances are partially offset by increases of (i) $41 million, or 1%, in income from fixed maturities, (ii) $30 million, or 8%, in income from real estate and real estate joint ventures, (iii) $10 million, or 1%, in income on mortgage loans, and (iv) $9 million, or 2%, in income on policy loans.

   The decrease in income from cash and cash equivalents and short-term investments to $170 million from $217 million is due to declining interest rates. The decrease in net investment income from other invested assets to $146 million in 2002 from $187 million in 2001 is largely attributable to lower derivative income. The decline in income from equity securities and other limited partnership interests to $65 million from $74 million is due to a decrease in dividend income from equity securities. The increase in income from fixed maturities to $5,997 million from $5,956 million is primarily due to securities lending income resulting from increased activity in addition to a program expansion, partially offset by lower income on equity-linked notes and declining interest rates on reinvestments. The increase in income from real estate and real estate joint ventures to $396 million from $366 million is primarily due to the transfer of the Company's One Madison Avenue, New York property to an investment property in 2002. The increase in income on mortgage loans to $1,391 million from $1,381 is due to a higher asset base, partially offset by lower mortgage rates. The increase in income from policy loans to $407 million from $398 million is largely due to increased loans outstanding.

   The decline in net investment income is attributable to decreases in Corporate & Other as well as the Institutional and Auto & Home segments, partially offset by increases in the International, and Individual segments. A $141 million decrease in Corporate & Other is due to a lower asset base, as a result of funding International acquisitions in Mexico and Chile and the Company's common share repurchases. A decline in corporate partnership income also contributed to this variance. Institutional decreased by $17 million due primarily to lower income from equity-linked notes. Auto & Home income declined by $15 million primarily due to a lower asset base and lower rates on reinvested assets. International income increased by $114 million due to a higher asset base resulting from the acquisitions in Chile and Mexico. Individual's income increased by $54 million due to a higher asset base and higher income from corporate partnerships, partially offset by lower market rates on reinvestments.

   Other revenues decreased by $54 million, or 5%, to $1,076 million for the nine months ended September 30, 2002 from $1,130 million for the comparable 2001 period. This variance is primarily attributable to decreases in the Individual and Asset Management segments, partially offset by an increase in Corporate & Other and the Auto & Home segment. Individual decreased by $59 million primarily as a result of lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries. This decline in volume is largely due to the depressed equity markets. A $27 million decrease in Asset Management is primarily due to the sale of Conning in July 2001. These variances were partially offset by an increase of $21 million in Corporate & Other principally due to the recognition of an experience refund earned on a reinsurance treaty triggered by fewer claims and favorable mortality experience from a previously established liability related to a sales practice class action settlement recorded in 1999, partially offset by investment income earned on experience funds with reinsurers in 2001. In addition, an increase of $9 million in Auto & Home was principally due to income earned on corporate-owned life insurance ("COLI") purchased in the second quarter of 2002, as well as higher fees on installment payments.

   The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) deferred policy acquisition cost amortization, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

   Net investment losses increased by $167 million, or 44%, to $547 million for the nine months ended September 30, 2002 from $380 million for the comparable 2001 period. This increase reflects total investment losses, before offsets, of $649 million (including gross gains of $1,593 million, gross losses of $1,080, and writedowns of $1,162 million), an increase of $162 million, or 33%, from $487 million in 2001. Offsets include the amortization of deferred policy acquisition costs of $26 million and $15 million in 2002 and 2001, respectively, changes in the policyholder dividend obligation of $78 million and $92 million in 2002 and 2001, respectively, and adjustments to participating contracts of $(2) million in 2002. The increase in gross investment losses is due to the continued recognition of deteriorating credits in the portfolio, consistent with depressed economic conditions since 2001.

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

   Policyholder benefits and claims increased by $792 million, or 6%, to $14,239 million for the nine months ended September 30, 2002 from $13,447 million for the comparable 2001 period. This variance is attributable to increases in the International, Institutional and Reinsurance segments partially offset by a decrease in the Auto & Home segment. A $478 million increase in International is primarily due to the acquisition of Hidalgo, the acquisitions in Chile and Brazil, the aforementioned sale of an annuity contract and business growth in South Korea, Spain and Mexico, excluding Hidalgo. The increase in Institutional of $328 million is primarily due to the growth in premiums as discussed above largely offset by the establishment of a liability in 2001 related to the September 11, 2001 tragedies. The increase in Reinsurance of $139 million is commensurate with the growth in premiums discussed above. These increases were partially offset by a decrease of $96 million in the Auto & Home segment. This variance is largely due to improved claim frequency resulting from milder winter weather, lower catastrophe levels and fewer personal umbrella claims, partially offset by an increase in current year bodily injury and no-fault severities and costs associated with the processing of the New York assigned risk business.

   Interest credited to policyholder account balances decreased by $51 million, or 2%, to $2,177 million for the nine months ended September 30, 2002 from $2,228 million for the comparable 2001 period. This variance is attributable to a decrease in the Institutional segment, partially offset by increases in the Reinsurance and International segments. A $74 million decrease in Institutional is primarily due to a decline in average crediting rates resulting from the current interest rate environment. This variance was offset by an increase of $13 million in Reinsurance due primarily to new single premium deferred annuity coinsurance agreements in the first quarter of 2002 and the third quarter of 2001. In addition, an increase of $11 million in International is principally due to the acquisition of Hidalgo, partially offset by a decrease in Spain due to the cessation of product lines offered through a joint venture with Banco Santander in 2001, and a reduction in the number of investment type policies in-force in South Korea.

   Policyholder dividends decreased by $78 million, or 5%, to $1,489 million for the nine months ended September 30, 2002 from

$1,567 million for the comparable 2001 period. This variance is primarily attributable to a decrease of $129 million in the Institutional segment, partially offset by an increase of $52 million in the Individual segment. The Institutional decline is largely attributable to unfavorable mortality experience of several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience. The increase in Individual is due to an increase in the invested assets supporting the policies associated with this segment's large block of traditional life insurance business.

   Other expenses increased by $85 million, or 2%, to $4,978 million for the nine months ended September 30, 2002 from $4,893 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $128 million, or 2%, to $5,437 million in 2002 from $5,309 million in 2001. Excluding the change in accounting as prescribed by SFAS 142, which eliminates the amortization of goodwill and certain other intangibles, other expenses increased by $165 million. This increase is primarily attributable to the International and Reinsurance segments and Corporate & Other, partially offset by a decrease in the Asset Management segment. An increase of $99 million in International expenses is primarily due to the acquisition of Hidalgo, the acquisitions in Chile and Brazil, as well as business growth in South Korea, Mexico, excluding Hidalgo, Hong Kong and Spain. An increase in Corporate & Other of $76 million is primarily due to an increase in litigation costs. The 2002 period includes amounts to cover costs associated with the resolution of federal government investigations of General American Life Insurance Company's ("General American") former Medicare business. A $28 million increase in Reinsurance is due to increases in allowances paid on reinsurance contracts. These variances are partially offset by a $31 million decrease in Asset Management primarily due to the sale of Conning on July 2, 2001. In addition, a decrease in Individual of $13 million is due to continued expense management initiatives, including reduced compensation-related expenses, a refund of interest associated with a prior year tax payment and reductions in volume-related commission expenses in the broker-dealer and other subsidiaries. These declines are partially offset by higher pension and post-retirement benefit expenses and an increase in expenses stemming from sales growth in new annuity and investment-type products.

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

   Capitalization of deferred policy acquisitions costs increased by $148 million, or 10%, to $1,627 million for the nine months ended September 30, 2002 from $1,479 million for the comparable 2001 period. This variance is primarily due to increases in the Individual and International segments. A $127 million increase in Individual is due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in higher commissions and other deferrable expenses. A $32 million increase in International is due to the acquisition of Hidalgo and the aforementioned premium growth in South Korea, partially offset by a decline in Argentina's business due to current economic conditions. Total amortization of deferred policy acquisitions costs increased by $94 million, or 9%, to $1,142 million in 2002 from $1,048 in 2001. Amortization of $1,168 million and $1,063 million are allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The increase in amortization allocated to other expenses is attributable to increases in the Individual and International segments. An increase of $78 million in Individual is due primarily to the impact of the depressed equity markets and refinements in the calculation of estimated gross margins and profits. An increase in International of $27 million is largely due to the aforementioned premium growth in South Korea, the acquisition of Hidalgo and the acquisitions in Chile.

   Income tax expense for the nine months ended September 30, 2002 was $473 million, or 32% of income from continuing operations before provision for income taxes, compared with $360 million, or 34%, for the comparable 2001 period. The 2002 and 2001 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to record tax benefits on certain foreign capital losses.

   In accordance with SFAS 144, income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations. The income from discontinued operations is comprised of net investment income and net investment losses related to 55 properties that the Company began marketing for sale on or after January 1, 2002.

INDIVIDUAL

      The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                               THREE MONTHS               NINE MONTHS
                                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                             --------------------      --------------------
                                                              2002         2001         2002         2001
                                                             -------      -------      -------      -------
                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                     $ 1,080       $1,093      $ 3,258      $ 3,306
Universal life and investment-type product policy fees           375          319        1,012          942
Net investment income                                          1,592        1,551        4,674        4,620
Other revenues                                                    95          119          325          384
Net investment losses                                            (26)         (43)        (112)        (157)
                                                             -------      -------      -------      -------
    Total revenues                                             3,116        3,039        9,157        9,095
                                                             -------      -------      -------      -------
EXPENSES
Policyholder benefits and claims                               1,222        1,297        3,717        3,773
Interest credited to policyholder account balances               437          445        1,332        1,333
Policyholder dividends                                           459          441        1,379        1,327
Other expenses                                                   683          652        1,950        2,022
                                                             -------      -------      -------      -------
    Total expenses                                             2,801        2,835        8,378        8,455
                                                             -------      -------      -------      -------
Income from continuing operations before provision
    for income taxes                                             315          204          779          640
Provision for income taxes                                       112           75          279          249
                                                             -------      -------      -------      -------
Income from continuing operations                                203          129          500          391
Income from discontinued operations, net of income taxes           7            8           26           27
                                                             -------      -------      -------      -------
Net income                                                   $   210      $   137      $   526      $   418
                                                             =======      =======      =======      =======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 -- INDIVIDUAL

      Premiums decreased by $13 million, or 1%, to $1,080 million for the three months ended September 30, 2002 from $1,093 million for the comparable 2001 period. Premiums from insurance products decreased by $33 million, primarily resulting from a third quarter 2002 amendment of a reinsurance agreement to increase the amount of insurance ceded from 50% to 100%. This amendment was effective January 1, 2002. This decline is partially offset by policyholders expanding their traditional life insurance coverage through the purchase of additional insurance with dividend proceeds. Premiums from annuity and investment products increased by $20 million as a result of higher sales of fixed annuities and supplementary contracts with life contingencies.

      Universal life and investment-type product policy fees increased by $56 million, or 18%, to $375 million for the three months ended September 30, 2002 from $319 million for the comparable 2001 period. Policy fees from insurance products increased by $61 million, primarily due to higher revenue from insurance fees which increase as the average separate account asset base supporting the underlying minimum death benefit declines in response to poor equity market performance. Policy fees from annuity and investment-type products decreased by $5 million, primarily due to declines in the average separate account asset base resulting generally from poor equity market performance. Policy fees from annuity and investment-type products are typically calculated as a percentage of the average separate account assets. Such assets can fluctuate for several reasons, including equity market performance. If average separate account asset levels continue to decline, management expects that policy fees from annuity and investment-type products will continue to be adversely impacted, while revenues from insurance fees on variable life products are expected to rise.

      Other revenues decreased by $24 million, or 20%, to $95 million for the three months ended September 30, 2002 from $119 million for the comparable 2001 period, predominantly due to lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries which is largely due to the depressed equity markets.

      Policyholder benefits and claims decreased by $75 million, or 6%, to $1,222 million for the three months ended September 30, 2002 from $1,297 million for the comparable 2001 period. Policyholder benefits and claims for insurance products decreased by $103 million primarily due to the impact of the aforementioned reinsurance transaction, the establishment of liabilities for the September

11, 2001 tragedies in the previous year and a reduction in the policyholder dividend obligation associated with the closed block. Policyholder benefits and claims for annuity and investment products increased by $28 million, largely due to an increase in the liability associated with guaranteed minimum death benefits on variable and fixed annuities and unfavorable mortality experience.

      Interest credited to policyholder account balances decreased by $8 million, or 2%, to $437 million for the three months ended September 30, 2002 from $445 million for the comparable 2001 period, primarily due to a slight decline in crediting rates, partially offset by an increase in the underlying policyholder account balances which is largely attributable to sales growth.

      Policyholder dividends increased by $18 million, or 4%, to $459 million for the three months ended September 30, 2002 from $441 million for the comparable 2001 period due to an increase in the invested assets supporting the policies associated with this segment's large block of traditional individual life insurance business.

      Other expenses increased by $31 million, or 5%, to $683 for the three months ended September 30, 2002 from $652 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs which are discussed below, other expenses decreased by $20 million, or 3%, to $698 million in 2002 from $718 million in 2001. Other expenses related to insurance products decreased by $32 million which is attributable to continued expense management, including reduced compensation-related expenses, a refund of interest associated with a prior year tax payment, and reductions in volume-related commission expenses in the broker-dealer and other subsidiaries. These declines are partially offset by increased pension and post retirement benefit expenses due to the cessation of transition asset amortization, the impact of market changes on pension assets, changes in actuarial assumptions and demographic changes. Other expenses related to annuity and investment products increased by $12 million. This increase is primarily due to a rise in sales of new annuity and investment-type products.

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

      Capitalization of deferred policy acquisition costs increased by $40 million, or 18%, to $262 million for the three months ended September 30, 2002 from $222 million for the comparable 2001 period, due to higher sales of variable and universal life insurance policies as well as annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs increased by $79 million, or 50%, to $236 million in 2002 from $157 million in 2001. Amortization of deferred policy acquisition costs of $247 million and $156 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Increases in amortization of deferred policy acquisition costs allocated to other expenses of $49 million and $42 million related to insurance products and annuity and investment-type products, respectively, are attributable to the impact of the depressed equity markets and refinements in the calculation of estimated gross margins.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 -- INDIVIDUAL

      Premiums decreased by $48 million, or 1%, to $3,258 million for the nine months ended September 30, 2002 from $3,306 million for the comparable 2001 period. Premiums from insurance products decreased by $70 million, primarily resulting from a third quarter 2002 amendment of a reinsurance agreement to increase the amount of insurance ceded from 50% to 100%. This amendment was effective January 1, 2002. Also contributing to the decline is the continued shift in policyholders' preference from traditional policies to annuity and investment-type products. These decreases are partially offset by policyholders expanding their traditional life insurance coverage through the purchase of additional insurance with dividend proceeds in the third quarter of 2002. Premiums from annuity and investment products increased by $22 million as a result of higher sales of fixed annuities and supplementary contracts with life contingencies.

      Universal life and investment-type product policy fees increased by $70 million, or 7%, to $1,012 million for the nine months ended September 30, 2002 from $942 million for the comparable 2001 period. Policy fees from insurance products increased by $87 million primarily due to higher revenue from insurance fees, which increase as the average separate account asset base supporting the underlying minimum death benefit declines in response to poor equity market performance. Policy fees from annuity and investment-type products decreased by $17 million primarily due to declines in the average separate account asset base resulting generally from poor equity market performance. Policy fees from annuity and investment-type products are typically calculated as a percentage of average separate account assets. Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to decline, management expects that policy fees from annuity and investment-type products will continue to be adversely impacted, while revenues from insurance fees on variable life products are expected to rise.

      Other revenues decreased by $59 million, or 15%, to $325 million for the nine months ended September 30, 2002 from $384 million for the comparable 2001 period, largely due to lower commission and fee income associated with a volume decline in the broker/dealer and other subsidiaries which is principally due to the depressed equity markets.

      Policyholder benefits and claims decreased by $56 million, or 1%, to $3,717 million for the nine months ended September 30, 2002 from $3,773 million for the comparable 2001 period. Policyholder benefits and claims for insurance products decreased by $107 million, primarily due to the impact of the aforementioned reinsurance transaction, the establishment of liabilities for the September 11, 2001 tragedies in the previous year and a reduction in the policyholder dividend obligation associated with the closed block. Policyholder benefits and claims for annuity and investment products increased by $51 million largely due to an increase in the liability associated with guaranteed minimum death benefits on variable and fixed annuities and unfavorable mortality experience.

      Interest credited to policyholder account balances remained essentially unchanged at $1,332 million for the nine months ended September 30, 2002 compared with $1,333 for the nine months ended September 30, 2001. Although interest credited expense remained relatively constant period over period, the decline in interest crediting rates was offset by an increase in policyholder account balances which is primarily attributable to sales growth.

      Policyholder dividends increased by $52 million, or 4%, to $1,379 million for the nine months ended September 30, 2002 from $1,327 million for the comparable 2001 period due to the increase in the invested assets supporting the policies associated with this segment's large block of traditional individual life insurance business.

      Other expenses decreased by $72 million, or 4%, to $1,950 million for the nine months ended September 30, 2002 from $2,022 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses decreased by $22 million, or 1%, to $2,153 million in 2002 from $2,175 million in 2001. Other expenses related to insurance products decreased by $63 million, which is attributable to continued expense management, including reduced compensation-related expenses, a refund of interest associated with a prior year tax payment, and reductions in volume-related commission expenses in the broker-dealer and other subsidiaries. These declines are partially offset by increased pension and post retirement benefit expenses due to the cessation of transition asset amortization, the impact of market changes on pension assets, changes in actuarial assumptions and demographic changes. Other expenses related to annuity and investment products increased by $41 million. This increase is due to a rise in sales of new annuity and investment-type products. Although there are expense savings for annuities, those savings are offset by higher commissions and other deferrable expenses from new product sales and increased pension and post-retirement benefit expenses.

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

      Capitalization of deferred policy acquisition costs increased by $126 million, or 20%, to $764 million for the nine months ended September 30, 2002 from $638 million for the comparable 2001 period due to higher sales of variable and universal life insurance policies as well as annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs increased by $65 million, or 14%, to $535 million in 2002 from $470 million in 2001. Amortization of deferred policy acquisition costs of $561 million and $485 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Increases in amortization of deferred policy acquisition costs allocated to other expenses of $56 million and $20 million related to insurance products and annuity and investment products, respectively, are due to the impact of the depressed equity markets and refinements in the calculation of estimated gross margins.

INSTITUTIONAL

      The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                                 THREE MONTHS              NINE MONTHS
                                                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                             --------------------      --------------------
                                                              2002         2001         2002         2001
                                                             -------      -------      -------      -------
                                                                          (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                     $ 2,050      $ 1,896      $ 6,072      $ 5,503
Universal life and investment-type product policy fees           148          139          468          443
Net investment income                                            964          983        2,940        2,957
Other revenues                                                   154          155          482          485
Net investment losses                                           (201)         (37)        (392)        (154)
                                                             -------      -------      -------      -------
    Total revenues                                             3,115        3,136        9,570        9,234
                                                             -------      -------      -------      -------
EXPENSES
Policyholder benefits and claims                               2,331        2,438        6,960        6,632
Interest credited to policyholder account balances               236          249          696          770
Policyholder dividends                                            29           91           66          195
Other expenses                                                   363          367        1,142        1,161
                                                             -------      -------      -------      -------
    Total expenses                                             2,959        3,145        8,864        8,758
                                                             -------      -------      -------      -------
Income (loss) from continuing operations before
    provision (benefit) for income taxes                         156           (9)         706          476
Provision (benefit) for income taxes                              55          (14)         246          157
                                                             -------      -------      -------      -------
Income from continuing operations                                101            5          460          319
Income from discontinued operations, net of income taxes           4            4           12           12
                                                             -------      -------      -------      -------
Net income                                                   $   105      $     9      $   472      $   331
                                                             =======      =======      =======      =======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 -- INSTITUTIONAL

      Premiums increased by $154 million, or 8%, to $2,050 million for the three months ended September 30, 2002 from $1,896 million for the comparable 2001 period. Group insurance premiums increased by $119 million as a result of higher sales in this segment's group life, dental, disability and long-term care businesses. Retirement and savings premiums increased by $35 million as a result of higher premiums received from existing customers in 2002. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can often fluctuate from period to period.

      Universal life and investment-type product policy fees increased by $9 million, or 6%, to $148 million for the three months ended September 30, 2002 from $139 million for the comparable 2001 period. This rise in fees reflects growth in existing business in the group universal life product.

      Other revenues decreased by $1 million, or 1%, to $154 million for the three months ended September 30, 2002 from $155 million for the comparable 2001 period. A decrease of $8 million in retirement and savings is mainly attributable to a reduction in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, as well as lower fees earned on investments in separate accounts. This decrease is offset by a $7 million increase in group insurance due to growth in the administrative services businesses.

      Policyholder benefits and claims decreased by $107 million, or 4%, to $2,331 million for the three months ended September 30, 2002 from $2,438 million for the comparable 2001 period. Group insurance decreased by $128 million which is primarily attributable to $291 million in claims related to the September 11, 2001 tragedies. This decline was offset by growth in this segment's group life, dental, disability and long-term care businesses, commensurate with the aforementioned premium growth. Retirement and savings increased by $21 million commensurate with the aforementioned premium growth.

      Interest credited to policyholders decreased by $13 million, or 5%, to $236 million for the three months ended September 30, 2002 from $249 million for the comparable 2001 period. Decreases of $7 million and $6 million in group insurance and retirement and savings, respectively, are largely due to a decline in the average crediting rates in the third quarter of 2002 as a result of the current interest rate environment.

      Policyholder dividends decreased by $62 million, or 68%, to $29 million for the three months ended September 30, 2002 from $91 million for the comparable 2001 period. This decline is largely attributable to unfavorable mortality experience of several large group clients. Policyholder dividends vary from period to period based on participating contract experience.

      Other expenses decreased by $4 million, or 1%, to $363 million for the three months ended September 30, 2002 from $367 million in the comparable 2001 period. Retirement and savings decreased by $23 million primarily due to the Company's exit from the large market 401(k) business in late 2001, partially offset by increased pension and post retirement benefit expenses due primarily to the cessation of transition asset amortization and the impact of market changes on pension assets. A $19 million increase in group insurance is mainly attributable to growth in operational expenses for the small business center products, increased pension and post retirement benefit expenses and higher non-deferrable expenses, including certain premium taxes and commissions.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 -- INSTITUTIONAL

      Premiums increased by $569 million, or 10%, to $6,072 million for the nine months ended September 30, 2002 from $5,503 million for the comparable 2001 period. Retirement and savings premiums increased by $321 primarily due to the sale of a significant contract in the second quarter 2002. In addition, group insurance premiums increased by $248 million as a result of growth in this segment's group life, dental, disability and long-term care businesses.

      Universal life and investment-type product policy fees increased by $25 million, or 6%, to $468 million for the nine months ended September 30, 2002 from $443 million for the comparable 2001 period. This increase is primarily attributable to a fee resulting from the termination of a portion of a bank-owned life insurance contract, as well as growth in existing business in the group universal life product.

      Other revenues decreased by $3 million, or 1%, to $482 million for the nine months ended September 30, 2002 from $485 million for the comparable 2001 period. A decrease of $27 million in retirement and savings is primarily due to a reduction in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, as well as lower fees earned on investments in separate accounts. This decrease is partially offset by a $24 million increase in group insurance due to growth in the administrative service businesses and a one-time settlement received in 2002 related to the Company's former medical business.

      Policyholder benefits and claims increased by $328 million, or 5%, to $6,960 million for the nine months ended September 30, 2002 from $6,632 million for the comparable 2001 period. Retirement and savings increased by $269 million commensurate with the aforementioned premium growth. Group insurance increased by $59 million. Growth in this segment's group life, dental, disability and long-term care businesses is largely offset by $291 million in claims related to the September 11, 2001 tragedies.

      Interest credited to policyholders decreased by $74 million, or 10%, to $696 million for the nine months ended September 30, 2002 from $770 million for the comparable 2001 period. Decreases of $39 million and $35 million in group insurance and retirement and savings, respectively, are primarily attributable to declines in the average crediting rates in 2002 as a result of the current interest rate environment.

      Policyholder dividends decreased by $129 million, or 66%, to $66 million for the nine months ended September 30, 2002 from $195 million for the comparable 2001 period. This decline is largely attributable to unfavorable mortality experience of several large group clients. Policyholder dividends vary from period to period based on participating contract experience.

      Other expenses decreased by $19 million, or 2%, to $1,142 million for the nine months ended September 30, 2002 from $1,161 million in the comparable 2001 period. Retirement and savings decreased by $60 million primarily due to the Company's exit from the large market 401(k) business in late 2001, partially offset by increased pension and post retirement benefit expenses due primarily to the cessation of transition asset amortization and the impact of market changes on pension assets. A $41 million increase in group insurance is mainly attributable to growth in operational expenses for the small business center products, increased pension and post retirement benefit expenses and higher non-deferrable expenses, including certain premium taxes and commissions.

REINSURANCE

      The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                                THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                            ----------------------           ----------------------
                                                             2002            2001             2002            2001
                                                            ------          ------           ------          ------
                                                                            (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                    $  461          $  392           $1,408          $1,197
Net investment income                                           95             103              296             288
Other revenues                                                  16              12               35              28
Net investment gains (losses)                                    4             (12)               6               2
                                                            ------          ------           ------          ------
    Total revenues                                             576             495            1,745           1,515
                                                            ------          ------           ------          ------
EXPENSES
Policyholder benefits and claims                               337             318            1,111             972
Interest credited to policyholder account balances              31              36               97              84
Policyholder dividends                                           6               5               17              16
Other expenses                                                 142             106              354             309
                                                            ------          ------           ------          ------
    Total expenses                                             516             465            1,579           1,381
                                                            ------          ------           ------          ------
Income before provision for income taxes                        60              30              166             134
Provision for income taxes                                      14               4               39              30
Minority interest                                               21              17               57              56
                                                            ------          ------           ------          ------
Net income                                                  $   25          $    9           $   70          $   48
                                                            ======          ======           ======          ======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 - REINSURANCE

      Premiums increased by $69 million, or 18%, to $461 million for the three months ended September 30, 2002 from $392 million for the comparable 2001 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues increased by $4 million, or 33%, to $16 million for the three months ended September 30, 2002 from $12 million for the comparable 2001 period. This increase is due to fees earned on financial reinsurance which can vary from period to period.

      Policyholder benefits and claims increased by $19 million, or 6%, to $337 million for the three months ended September 30, 2002 from $318 million for the comparable 2001 period. Policyholder benefits and claims were 73% of premiums for the three months ended September 30, 2002 compared to 81% in the comparable 2001 period. The decrease in policyholder benefits and claims as a percentage of premiums is primarily attributable to favorable claims experience in the third quarter of 2002 and the prior year impact of claims associated with the September 11, 2001 tragedies. The level of claims may fluctuate from period to period, but exhibits less volatility over the long term.

      Interest credited to policyholder account balances decreased by $5 million, or 14%, to $31 million for the three months ended September 30, 2002 from $36 million for the comparable 2001 period. The decrease is due to underlying asset performance which reduces policyholder account balances. This decrease is partially offset by an increase in interest credited expense on new single premium deferred annuity coinsurance agreements which became effective in the first quarter of 2002 and third quarter of 2001.

      Policyholder dividends were essentially unchanged at $6 million for the three months ended September 30, 2002, compared with $5 million for the comparable 2001 period.

      Other expenses increased by $36 million, or 34%, to $142 million for the three months ended September 30, 2002 from $106 million for the comparable 2001 period. These expenses fluctuate depending on the mix of the underlying insurance products being reinsured since allowances paid and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty.

      Minority interest reflects third-party ownership interests in Reinsurance Group of America, Incorporated ("RGA").

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 -- REINSURANCE

      Premiums increased by $211 million, or 18%, to $1,408 million for the nine months ended September 30, 2002 from $1,197 million for the comparable 2001 period. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues increased by $7 million, or 25%, to $35 million for the nine months ended September 30, 2002 from $28 million for the comparable 2001 period. This increase is due to fees earned on financial reinsurance which can vary from period to period.

      Policyholder benefits and claims increased by $139 million, or 14%, to $1,111 million for the nine months ended September 30, 2002 from $972 million for the comparable 2001 period. Policyholder benefits and claims were 79% of premiums for the nine months ended September 30, 2002 compared to 81% in the comparable 2001 period. The decrease in policyholder benefits and claims as a percentage of premiums is primarily attributable to favorable claims experience in the third quarter of 2002 and the prior year impact of claims associated with the September 11, 2001 tragedies. The level of claims may fluctuate from period to period, but exhibits less volatility over the long term.

      Interest credited to policyholder account balances increased by $13 million, or 15%, to $97 million for the nine months ended September 30, 2002 from $84 million for the comparable 2001 period. Contributing to this growth were new single premium deferred annuity coinsurance agreements which became effective in the first quarter of 2002 and third quarter of 2001.

      Policyholder dividends were essentially unchanged at $17 million for the nine months ended September 30, 2002, as compared with $16 million for the comparable 2001 period.

      Other expenses increased by $45 million, or 15%, to $354 million for the nine months ended September 30, 2002 from $309 million for the comparable 2001 period. These expenses fluctuate depending on the mix of the underlying insurance products being reinsured as allowances paid and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty.

      Minority interest reflects third-party ownership interests in RGA.

AUTO & HOME

      The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                                       THREE MONTHS                   NINE MONTHS
                                                                   ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                 -----------------------        -----------------------
                                                                  2002            2001           2002            2001
                                                                 -------         -------        -------         -------
                                                                                   (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $   711         $   692        $ 2,105         $ 2,047
Net investment income                                                 44              48            135             150
Other revenues                                                        11               6             27              18
Net investment losses                                                 (8)             --            (40)             (6)
                                                                 -------         -------        -------         -------
   Total revenues                                                    758             746          2,227           2,209
                                                                 -------         -------        -------         -------
EXPENSES
Policyholder benefits and claims                                     497             512          1,509           1,605
Other expenses                                                       205             206            606             613
                                                                 -------         -------        -------         -------
   Total expenses                                                    702             718          2,115           2,218
                                                                 -------         -------        -------         -------
Income (Loss) before provision (benefit) for income taxes             56              28            112              (9)
Provision (Benefit) for income taxes                                  13               6             24             (14)
                                                                 -------         -------        -------         -------
Net income                                                       $    43         $    22        $    88         $     5
                                                                 =======         =======        =======         =======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 - AUTO & HOME

      Premiums increased by $19 million, or 3%, to $711 million for the three months ended September 30, 2002 from $692 million for the comparable 2001 period. Auto and property premiums increased by $16 million and $1 million, respectively, primarily due to an increase in average premium earned per policy resulting from rate increases. The impact on premiums from rate increases was partially offset by an expected reduction in retention. Premiums from other personal lines increased by $2 million.

      Other revenues increased by $5 million, or 83%, to $11 million for the three months ended September 30, 2002 from $6 million for the comparable 2001 period. This increase was primarily due to income earned on COLI that was purchased in the second quarter of 2002, as well as higher fees on installment payments.

      Policyholder benefits and claims decreased by $15 million, or 3%, to $497 million for the three months ended September 30, 2002 from $512 million for the comparable 2001 period. Auto policyholder benefits and claims decreased by $9 million largely due to a $7 million decrease in catastrophe losses and improvements in auto frequency, partially offset by increases in severity. Property policyholder benefits and claims decreased by $8 million due to better catastrophe experience. Property catastrophes represented 3.3% of the property loss ratio in 2002 compared to 7.8% in 2001. Other policyholder benefits and claims increased by $2 million due to increased personal umbrella losses. This line of business tends to be volatile in the short-term due to low premium volume and high liability limits.

      Other expenses decreased by $1 million, or less than 1%, to $205 million for the three months ended September 30, 2002 from $206 million for the comparable 2001 period. This decrease is due to the elimination of the amortization of goodwill, reduced employee head-count and reduced expenses associated with the consolidation of the St. Paul companies acquired in 1999. These declines are partially offset by an increase in expenses related to the outsourced New York assigned risk business. The expense ratio decreased to 28.9% in 2002 from 29.6% in 2001.

      The effective income tax rates for the three months ended September 30, 2002 and 2001 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 - AUTO & HOME

      Premiums increased by $58 million, or 3%, to $2,105 million for the nine months ended September 30, 2002 from $2,047 million for the comparable 2001 period. Auto and property premiums increased by $48 million and $4 million, respectively, primarily due to increases in average premium earned per policy resulting from rate increases. The impact on premiums from rate increases was partially offset by an expected reduction in retention and a reduction in new business sales. Premiums from other personal lines increased by $6 million.

      Other revenues increased by $9 million, or 50%, to $27 million for the nine months ended September 30, 2002 from $18 million for the comparable 2001 period. This increase was primarily due to income earned on COLI purchased in the second quarter of 2002, as well as higher fees on installment payments.

Policyholder benefits and claims decreased by $96 million, or 6%, to $1,509 million for the nine months ended September 30, 2002 from $1,605 million for the comparable 2001 period. Auto policyholder benefits and claims increased by $13 million largely due to an increase in current year bodily injury and no-fault severities. Costs associated with the processing of the New York assigned risk business also contributed to this increase. These increases were partially offset by improved claim frequency resulting from milder winter weather, underwriting and agency management actions, as well as lower catastrophe losses. Property policyholder benefits and claims decreased by $98 million due to improved claim frequency resulting from milder winter weather, underwriting and agency management actions and a $31 million reduction in catastrophe losses. Property catastrophes represented 7.1% of the property loss ratio in 2002 compared to 16.0% in 2001. Other policyholder benefits and claims decreased by $11 million due to fewer personal umbrella claims. This line of business tends to be volatile in the short-term due to low premium volume and high liability limits.

      Other expenses decreased by $7 million, or 1%, to $606 million for the nine months ended September 30, 2002 from $613 million for the comparable 2001 period. This decrease is primarily due to the elimination of the amortization of goodwill, reduced employee head-count and reduced expenses associated with the consolidation of the St. Paul companies acquired in 1999. These declines are partially offset by an increase in expenses related to the outsourced New York assigned risk business. The expense ratio decreased to 28.8% in 2002 from 29.9% in 2001.

      The effective income tax rates for the nine months ended September 30, 2002 and 2001 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

ASSET MANAGEMENT

      The following table presents consolidated financial information for the Asset Management segment for the periods indicated:

                                                  THREE MONTHS                NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                ------------------        -------------------
                                                2002         2001         2002          2001
                                                -----        -----        -----         -----
                                                            (DOLLARS IN MILLIONS)
REVENUES
Net investment income                           $  17        $  18        $  46         $  54
Other revenues                                     37           42          127           154
Net investment gains (losses)                      --           25           (4)           25
                                                -----        -----        -----         -----
    Total revenues                                 54           85          169           233
                                                -----        -----        -----         -----
OTHER EXPENSES                                     53           56          162           194
                                                -----        -----        -----         -----
Income before provision for income taxes            1           29            7            39
Provision for income taxes                          1           11            3            14
                                                -----        -----        -----         -----
Net income                                      $  --        $  18        $   4         $  25
                                                =====        =====        =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 - ASSET MANAGEMENT

      Other revenues, which primarily consist of management and advisory fees from third parties, decreased by $5 million, or 12%, to $37 million for the three months ended September 30, 2002 from $42 million for the comparable 2001 period. This decrease is primarily the result of lower average assets under management on which these fees are earned, partially offset by incentive and performance fees earned in 2002. Assets under management were $45 billion at September 30, 2002 as compared to $51 billion at September 30, 2001. The $6 billion decrease is primarily due to customer withdrawals, as well as the downturn in the equity markets.

      Other expenses decreased by $3 million, or 5%, to $53 million for the three months ended September 30, 2002 from $56 million for the comparable 2001 period. This decrease is due to reductions in marketing expenses and expenses related to fund reimbursements, as well as a decline in distribution plan payments to financial intermediaries, as a result of lower mutual fund assets under management. This decrease was partially offset by an increase of $2 million in employee compensation due to severance-related expenses resulting from third quarter 2002 staff reductions.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 - ASSET MANAGEMENT

      Other revenues, which primarily consist of management and advisory fees from third parties, decreased by $27 million, or 18%, to $127 million for the nine months ended September 30, 2002 from $154 million for the comparable 2001 period. The most significant factor contributing to this decline is a $31 million decrease resulting from the sale of Conning, which occurred on July 2, 2001. Excluding the impact of this transaction, other revenues increased $4 million, or 3%, to $127 million in 2002 from $123 million in 2001. This increase is primarily the result of incentive and performance fees earned in the second and third quarters of 2002 from certain real estate and hedge fund products, partially offset by lower fees earned on average assets under management as discussed above.

      Other expenses decreased by $32 million, or 16%, to $162 million for the nine months ended September 30, 2002 from $194 million for the comparable 2001 period. Excluding the impact of the sale of Conning, other expenses increased by $2 million, or 1%, to $162 million in 2002 from $160 million in 2001. The increase is primarily due to severance-related expenses incurred in the third quarter of 2002 as a result of staff reductions.

INTERNATIONAL

      The following table presents consolidated financial information for the International segment for the periods indicated:

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                              -----------------------         -----------------------
                                                                2002           2001            2002            2001
                                                              -------         -------         -------         -------
                                                                               (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                      $   381         $   210         $ 1,030         $   583
Universal life and investment-type product policy fees             64               8              78              28
Net investment income                                             133              63             303             189
Other revenues                                                      2               4               8              10
Net investment gains (losses)                                       6              (9)             (8)             19
                                                              -------         -------         -------         -------
    Total revenues                                                586             276           1,411             829
                                                              -------         -------         -------         -------
EXPENSES
Policyholder benefits and claims                                  352             158             941             463
Interest credited to policyholder account balances                 32              15              52              41
Policyholder dividends                                             10              10              27              29
Other expenses                                                    131              84             320             227
                                                              -------         -------         -------         -------
    Total expenses                                                525             267           1,340             760
                                                              -------         -------         -------         -------
Income from continuing operations before provision
    for income taxes                                               61               9              71              69
Provision for income taxes                                         16               4              28              10
                                                              -------         -------         -------         -------
Income from continuing operations                                  45               5              43              59
Cumulative effect of change in accounting                          (5)             --              --              --
                                                              -------         -------         -------         -------
Net income                                                    $    40         $     5         $    43         $    59
                                                              =======         =======         =======         =======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 - INTERNATIONAL

      Premiums increased by $171 million, or 81%, to $381 million for the three months ended September 30, 2002 from $210 million for the comparable 2001 period. The June 2002 acquisition of Hidalgo and the November 2001 acquisitions in Chile increased premiums by $96 million and $29 million, respectively. South Korea's premiums increased by $26 million, primarily due to a larger professional sales force and improved agent productivity. Spain's premiums increased by $9 million due primarily to continued growth in the direct auto business. Mexico's premiums, excluding Hidalgo, increased by $3 million, primarily due to increases in its group life, major medical business and individual life business. The remainder of the variance is attributable to minor fluctuations in several countries.

      Universal life and investment type-product policy fees increased by $56 million, or 700%, to $64 million for the three months ended September 30, 2002 from $8 million for the comparable 2001 period. The acquisition of Hidalgo resulted in a $52 million increase and the remaining $4 million increase was attributable to the acquisitions in Chile.

      Other revenues decreased by $2 million, or 50%, to $2 million for the three months ended September 30, 2002 from $4 million for the comparable 2001 period. Spain's other revenue decreased due to income received from Banco Santander for leasing of available office space which ceased in 2001.

      Policyholder benefits and claims increased by $194 million, or 123%, to $352 million for the three months ended September 30, 2002 from $158 million for the three months ended September 30, 2001. The acquisition of Hidalgo and the acquisitions in Chile increased policyholder and benefit claims by $102 million and $47 million, respectively. Policyholder benefits and claims for South Korea, Spain and Mexico, excluding Hidalgo, increased by $20 million, $15 million and $4 million, respectively, commensurate with the overall premium increase discussed above. The remainder of the variance is attributable to minor fluctuations in several countries.

      Interest credited to policyholder account balances increased by $17 million, or 113%, to $32 million for the three months ended September 30, 2002 from $15 million for the comparable 2001 period. A $21 million increase due to the acquisition of Hidalgo is partially offset by a $3 million decrease in Spain. This decrease is due to lower assets under management, as a result of the cessation of product lines offered through a joint venture with Banco Santander in 2001. The remainder of the variance is attributable to minor fluctuations in several countries.

      Policyholder dividends were $10 million for both the three months ended September 30, 2002 and 2001.

      Other expenses increased by $47 million, or 56%, to $131 million for the three months ended September 30, 2002 from $84 million for the comparable 2001 period. The acquisition of Hidalgo and the acquisitions in Chile resulted in increases of $40 million and $5 million, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 - INTERNATIONAL

      Premiums increased by $447 million, or 77%, to $1,030 million for the nine months ended September 30, 2002 from $583 million for the comparable 2001 period. A portion of this variance is attributable to a $108 million increase due to a sale of an annuity contract in the first quarter of 2002 to a Canadian trust company. The acquisition of Hidalgo and the acquisitions in Chile and Brazil increased premiums by $96 million, $91 million and $16 million, respectively. South Korea's premiums increased by $65 million primarily due to a larger professional sales force and improved agent productivity. Mexico's premiums, excluding Hidalgo, increased by $54 million, primarily due to increases in its group life, major medical and individual life businesses. Spain's premiums increased by $15 million due primarily to continued growth in the direct auto business. The remainder of the variance is attributable to minor fluctuations in several countries.

      Universal life and investment type-product policy fees increased by $50 million, or 179%, to $78 million for the nine months ended September 30, 2002 from $28 million for the comparable 2001 period. The acquisition of Hidalgo and the acquisitions in Chile resulted in increases of $52 million and $4 million, respectively. These variances were partially offset by a decrease of $5 million in Spain due to a reduction in fees caused by a decline in assets under management, as a result of the cessation of product lines offered through a joint venture with Banco Santander in 2001.

      Other revenues decreased by $2 million, or 20%, to $8 million for the nine months ended September 30, 2002 from $10 million for the comparable 2001 period. Canada's other revenue decreased by $1 million primarily due to the favorable settlement of two legal cases that occurred in 2001. The remainder of the variance is attributable to minor fluctuations in several countries.

      Policyholder benefits and claims increased by $478 million, or 103%, to $941 million for the nine months ended September 30, 2002 from $463 million for the comparable 2001 period. The acquisitions in Chile and the acquisition of Hidalgo increased policyholder benefits and claims by $129 million and $102 million, respectively. In addition, $108 million of this increase is attributable to an increase in liabilities for the aforementioned sale of an annuity contract in Canada. Mexico, excluding Hidalgo, South Korea and Brazil's policyholder benefits and claims increased by $56 million, $47 million and $9 million, respectively, commensurate with the overall premium increase discussed above. Spain had an increase in policyholder benefits and claims of $13 million primarily due to the aforementioned increase in the direct auto business. The remainder of the variance is attributable to minor fluctuations in several countries.

      Interest credited to policyholder account balances increased by $11 million, or 27%, to $52 million for the nine months ended September 30, 2002 from $41 million for the comparable 2001 period. A $21 million increase due to the acquisition of Hidalgo was partially offset by a decrease of $8 million in Spain. This decrease is primarily due to a decline in assets under management, as a result of the cessation of product lines offered through a joint venture with Banco Santander in 2001. In addition, South Korea's interest credited to policyholder account balances decreased by $2 million due to a reduction in the number of investment-type policies in force.

      Policyholder dividends decreased by $2 million, or 7%, to $27 million for the nine months ended September 30, 2002 from $29 million for the comparable 2001 period. A $4 million decrease in Mexico, excluding Hidalgo, resulting from lower experience refunds directly related to the Mexican block of business was partially offset by an increase of $2 million attributable to the acquisition of Hidalgo.

Other expenses increased by $93 million, or 41%, to $320 million for the nine months ended September 30, 2002 from $227 million for the comparable 2001 period. The acquisition of Hidalgo and the acquisitions in Chile and Brazil resulted in increases of $40 million, $19 million and $9 million, respectively. South Korea's and Mexico's, excluding Hidalgo, other expenses increased by $22 million and $8 million, respectively, primarily due to increased commissions as a result of the increased sales discussed above. These increases were partially offset by a decrease of $6 million in Spain's other expenses due primarily to the cessation of product lines offered through a joint venture with Banco Santander in 2001. The remainder of the variance is attributable to minor fluctuations in several countries.

CORPORATE & OTHER

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001 - CORPORATE & OTHER

      Excluding the elimination of intercompany activity, other revenues and other expenses are essentially unchanged for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001 - CORPORATE & OTHER

      Other revenues increased by $21 million, or 41%, to $72 million for the nine months ended September 30, 2002 from $51 million for the comparable 2001 period. This increase is due to the recognition of a refund earned on a reinsurance treaty triggered by a sales practices liability release in 2002, partially offset by a decrease in investment income earned on experience funds with reinsurers in 2001.

      Other expenses increased by $76 million, or 24%, to $387 million for the nine months ended September 30, 2002 from $311 million for the comparable 2001 period. The most significant component of this variance is an increase in litigation costs. The 2002 period includes amounts to cover costs associated with the resolution of federal government investigations of General American's former Medicare business. In addition, there were higher levels of debt outstanding in 2002 as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

      The primary uses of liquidity of the Holding Company include: cash dividends on common stock, debt service on outstanding debt, including the interest payments on debentures issued to MetLife Capital Trust I and senior notes, contributions to subsidiaries, payment of general operating expenses and the repurchase of the Company's common stock. The Holding Company irrevocably guarantees, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life and other subsidiaries. Other sources of liquidity also include programs for short- and long-term borrowing, as needed, arranged through the Holding Company and MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life. In addition, the Holding Company filed a $4.0 billion shelf registration statement, effective June 1, 2001, with the SEC which permits the registration and issuance of debt and equity securities as described more fully therein. In connection with this registration statement, the Company issued $1.25 billion of senior debt in November 2001. As of September 30, 2002, $2.75 billion of securities remain unissued. See "-- The Company-Financing" below.

      Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution.

      Metropolitan Life previously reported surplus and the asset valuation reserve at December 31, 2001 of $5.4 billion and $3.7 billion, respectively. During the second quarter of 2002, Metropolitan Life recorded certain corrections to its statutory results that related to prior periods. Adjusted statutory surplus and the asset valuation reserve are $5.3 billion and $3.5 billion, respectively, at December 31, 2001.

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

      On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. For the nine months ended September 30, 2002 and 2001, 15,244,492 and 34,891,879 shares of common stock, respectively, have been acquired for $471 million and $1,019 million, respectively. During the nine months ended September 30, 2002 and 2001, 16,379 and 64,620 of these shares were reissued for $480 thousand and $2 million, respectively. The Company recently announced that it plans no further share repurchases in 2002.

      Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies - Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At September 30, 2002 MetLife and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

THE COMPANY

      Liquidity Sources. The Company's principal cash inflows from its insurance activities come from life insurance premiums, automobile and property premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contract holder and policyholder withdrawal. The Company seeks to include provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit fund liabilities) sold to employee benefit plan sponsors.

      The Company's principal cash inflows from its investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors, and interest rate and other market volatilities. The Company closely monitors and manages these risks.

      Additional sources of liquidity to meet unexpected cash outflows are available from the Company's portfolio of liquid assets. These liquid assets include substantial holdings of U.S. Treasury securities, short-term investments, marketable fixed maturity securities and common stocks. The Company's available portfolio of liquid assets was approximately $122 billion and $108 billion at September 30, 2002 and December 31, 2001, respectively.

      Sources of liquidity also include facilities for short- and long-term borrowing as needed, arranged through the Holding Company and MetLife Funding. See "--Financing" below.

      Liquidity Uses. The Company's principal cash outflows primarily relate to the liabilities associated with its various life insurance, automobile and property, annuity and group pension products, operating expenses and income taxes, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the above-named products, as well as payments for policy surrenders, withdrawals and loans.

      Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as legal liabilities.

      The Company's management believes that its sources of liquidity are more than adequate to meet its current cash requirements. The nature of the Company's diverse product portfolio and customer base lessen the likelihood that normal operations will result in any significant strain on liquidity in 2002 or 2003. The following table summarizes major contractual obligations, apart from those arising from its ordinary product and investment purchase activities:

CONTRACTUAL OBLIGATIONS             TOTAL          2002          2003          2004          2005         2006        THEREAFTER
                                    ------        ------        ------        ------        ------        ------      ----------
Long-term debt                      $3,442        $    2        $  447        $   27        $  379        $  603        $1,984
Operating leases                       875            40           140           119           104            87           385
Company-obligated securities         1,356            --            --            --         1,006            --           350
Partnership investments              1,752         1,752            --            --            --            --            --
Mortgage commitments                   474           409            65            --            --            --            --
                                    ------        ------        ------        ------        ------        ------        ------
Total                               $7,899        $2,203        $  652        $  146        $1,489        $  690        $2,719
                                    ======        ======        ======        ======        ======        ======        ======

      The Company's committed and unsecured credit facilities aggregating $2.4 billion are principally used as back-up for the Company's commercial paper program. Two facilities totaling $1.1 billion will expire in 2003 and the remaining facilities will expire in 2005.

      At September 30, 2002, the Company had outstanding approximately $599 million in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts do not necessarily reflect the actual future cash funding requirements.

      On July 11, 2002, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was $15 million at September 30, 2002. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

      In October 2002, the Holding Company contributed $500 million in cash and short-term securities to Metropolitan Life Insurance Company.

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

      It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods. See "Legal Proceedings."

      Risk-Based Capital ("RBC"). Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items and similar rules apply to each of the Company's domestic insurance subsidiaries. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2001, Metropolitan Life's and each of the other U.S. insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

      The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The Department has adopted a modification to its regulations to be consistent with Codification, effective December 31, 2002, with respect to the admissibility of deferred income taxes by New York insurers, subject to certain limitations. Further modifications by state insurance departments may impact the effect of the Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

      Financing. MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At September 30, 2002 and December 31, 2001, MetLife Funding had a tangible net worth of $10.3 million and $10.6 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At September 30, 2002 and December 31, 2001, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $656 million and $133 million, respectively, consisting primarily of commercial paper. The Holding Company is authorized to raise funds from various funding sources and uses the proceeds for general corporate purposes. At September 30, 2002 and December 31, 2001, the Holding Company had no short-term debt outstanding. In November 2001, the Holding Company issued $750 million 6.125% senior notes due 2011 and $500 million 5.25% senior notes due 2006 (collectively, "Senior Notes"), under the shelf registration statement discussed above in " -- the Holding Company."

      The Company also maintained approximately $2.4 billion in committed credit facilities at September 30, 2002 and December 31, 2001. At September 30, 2002 and December 31, 2001, there was approximately $26 million and $24 million outstanding, respectively, under these facilities. At September 30, 2002 and December 31, 2001, there was $599 million and $473 million, respectively, outstanding in letters of credit from various banks.

      Support Agreements. In addition to its support agreement with MetLife Funding described above, Metropolitan Life has entered into a net worth maintenance agreement with New England Life Insurance Company ("New England Life"), whereby it is obligated to maintain New England Life's statutory capital and surplus at the greater of $10 million or the amount necessary to prevent certain regulatory action by Massachusetts, the state of domicile of this subsidiary. The capital and surplus of New England Life at September 30, 2002 was in excess of the amount that would trigger such an event.

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

      The Holding Company has agreed to make capital contributions, in any event not to exceed $120 million, to Metropolitan Insurance and Annuity Company ("MIAC") in the aggregate amount of the excess of (i) the debt service payments required to be made, and the capital expenditure payments required to be made or reserved for, in connection with the affiliated borrowings arranged in December 2001 to fund the purchase by MIAC of certain real estate properties from Metropolitan Life during the two year period following the date of borrowings, over (ii) the cash flows generated by these properties.

      Consolidated Cash Flows. Net cash provided by operating activities was $2,540 million and $2,939 million for the nine months ended September 30, 2002 and 2001, respectively. The fluctuation in cash provided by the Company's operations between periods is primarily due to a decrease in income taxes payable and an increase in premiums and other receivables, partially offset by an increase in other liabilities. Net cash provided by operating activities in the periods presented was more than adequate to meet liquidity requirements.

      Net cash used in investing activities was $10,153 million and $2,849 million for the nine months ended September 30, 2002 and 2001, respectively. Purchases of investments exceeded sales, maturities and repayments by $11,270 million and $3,679 million in the 2002 and 2001 periods, respectively. The net purchases were primarily attributable to cash received from the senior notes offering in the fourth quarter of 2001 that was reinvested in long-term bonds and short-term investments during the first quarter of 2002.

      Net cash provided by financing activities was $4,476 million and $823 million for the nine months ended September 30, 2002 and 2001, respectively. Deposits to policyholders' account balances exceeded withdrawals by $4,624 million and $2,321 million for the nine months ended September 30, 2002 and 2001, respectively. Short-term financing increased by $523 million in 2002 as compared with a decrease of $385 million in 2001.

      The operating, investing and financing activities described above resulted in a $3,826 decrease in cash and cash equivalents for the nine months ended September 30, 2002 and a $1,011 million increase in cash and cash equivalents for the comparable 2001 period.

EFFECTS OF INFLATION

      The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

      During 2002, the Company adopted or applied the following accounting standards: (i) SFAS No. 141, Business Combinations ("SFAS 141"), (ii) SFAS No. 142 and (iii) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). In accordance with SFAS 141, the Company eliminated $5 million of negative goodwill in the first quarter of 2002, which reflects a cumulative effect of a change in accounting. On January 1, 2002, the Company adopted SFAS 142. The Company did not amortize goodwill during 2002. For the three months and nine months ended September 30, 2001, the Company recorded amortization of goodwill of $13 million and $37 million, respectively. The Company has completed the required impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, the Company recorded a $5 million charge to earnings relating to the impairment of certain goodwill assets in the third quarter of 2002 as a cumulative effect of a change in accounting. There was no impairment of intangible assets or significant reclassifications between goodwill and other intangible assets at January 1, 2002. Adoption of SFAS 144 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements for 2002 other than the reclassifications to discontinued operations of net investment income and net investment gains and losses related to operations of real estate on which the Company initiated disposition activities subsequent to January 1, 2002.

      The Financial Accounting Standards Board ("FASB") is currently deliberating the issuance of an interpretation of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to provide additional guidance to assist companies in identifying and accounting for special purpose entities ("SPEs"), including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of an SPE unless the SPE can meet certain independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the Company's accounting treatment of these entities.

      The FASB is currently deliberating the issuance of a proposed statement that would further amend SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The proposed statement will address and resolve certain pending Derivatives Implementation Group ("DIG") issues. The outcome of the pending DIG issues and other provisions of the statement could impact the Company's accounting for beneficial interests, loan commitments and other transactions deemed to be derivatives under the proposed statement.

      In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and is not expected to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which must be adopted for exit and disposal activities initiated after December 31, 2002. SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). In the fourth quarter of 2001, the Company recorded a charge of $330 million, net of income taxes of $169 million, associated with business realignment initiatives using the EITF 94-3 accounting guidance.

      In the first quarter of 2003, the Company will adopt the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") prospectively. The Company currently applies the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 states that the adoption of the fair value-based method is a change to a preferable method of accounting. The estimated impact of the adoption of the fair value-based method in 2002 would be a decrease to net income for the full year of approximately $16 million to $19 million, net of income taxes of $9 million to $11 million, respectively. This estimate is based on assumptions as of September 30, 2002.

INVESTMENTS

      The Company had total cash and invested assets at September 30, 2002 of $184.3 billion. In addition, the Company had $56 billion held in its separate accounts, for which the Company generally does not bear investment risk.

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

The following table summarizes the Company's cash and invested assets at:

                                                                  SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                                 ---------------------        ---------------------
                                                                 CARRYING        % OF        CARRYING         % OF
                                                                  VALUE          TOTAL         VALUE          TOTAL
                                                                 --------        -----        --------        -----
                                                                                (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value               $133,163         72.3%       $115,398         68.0%
Mortgage loans on real estate                                      23,885         13.0          23,621         13.9
Policy loans                                                        8,366          4.5           8,272          4.9
Real estate and real estate joint ventures held-for-investment      4,377          2.4           4,061          2.4
Cash and cash equivalents                                           3,647          2.0           7,473          4.4
Equity securities and other limited partnership interests           3,702          2.0           4,700          2.8
Other invested assets                                               3,214          1.7           3,298          1.9
Short-term investments                                              2,658          1.4           1,203          0.7
Real estate held-for-sale                                           1,286          0.7           1,669          1.0
                                                                 --------        -----        --------        -----
       Total cash and invested assets                            $184,298        100.0%       $169,695        100.0%
                                                                 ========        =====        ========        =====

INVESTMENT RESULTS

      The annualized yields on general account cash and invested assets, excluding net investment gains and losses, were 7.1% and 7.5% for the three months ended September 30, 2002 and 2001, respectively, and 7.2% and 7.6% for the nine months ended September 30, 2002 and 2001, respectively.

      The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and nine months ended September 30, 2002 and 2001:

                                                 AT OR FOR THE THREE MONTHS                   AT OR FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                            ----------------------------------------     ---------------------------------------
                                                  2002                   2001                  2002                  2001
                                            -----------------     ------------------     ------------------    -----------------
                                            YIELD (1)  AMOUNT     YIELD (1)   AMOUNT     YIELD (1)   AMOUNT    YIELD (1)  AMOUNT
                                            ---------  ------     ---------   ------     ---------   ------    ---------  ------
                                                                            (DOLLARS IN MILLIONS)
Fixed Maturities: (2)
Investment income                             7.45%   $   2,038      7.84%   $   2,004      7.51%   $   5,997     7.80%  $   5,956
Net investment losses                                      (323)                   (87)                  (698)                (427)
                                                      ---------              ---------              ---------            ---------
     Total                                            $   1,715              $   1,917              $   5,299            $   5,529
                                                      ---------              ---------              ---------            ---------
Ending assets                                         $ 133,163              $ 117,145              $ 133,163            $ 117,145
                                                      ---------              ---------              ---------            ---------
Mortgage Loans: (3)
Investment income                             7.68%   $     457      8.06%   $     458      7.82%   $   1,391     8.24%  $   1,381
Net investment losses                                        --                    (44)                   (22)                 (49)
                                                      ---------              ---------              ---------            ---------
     Total                                            $     457              $     414              $   1,369            $   1,332
                                                      ---------              ---------              ---------            ---------
Ending assets                                         $  23,885              $  22,920              $  23,885            $  22,920
                                                      ---------              ---------              ---------            ---------
Real Estate, Real Estate Joint Ventures
     and Real Estate Held-For-Sale: (4)
Investment income, net of expenses           10.99%   $     160     10.22%   $     139     11.13%   $     484    11.16%  $     457
Net investment losses                                       (10)                   (25)                   (26)                  (1)
                                                      ---------              ---------              ---------            ---------
     Total                                            $     150              $     114              $     458            $     456
                                                      ---------              ---------              ---------            ---------
Ending assets                                         $   5,663              $   5,476              $   5,663            $   5,476
                                                      ---------              ---------              ---------            ---------
Policy Loans:
Investment income                             6.66%   $     139      6.36%   $     129      6.52%   $     407     6.52%  $     398
                                                      ---------              ---------              ---------            ---------
Ending assets                                         $   8,366              $   8,163              $   8,366            $   8,163
                                                      ---------              ---------              ---------            ---------
Equity Securities and Other Limited
     Partnership Interests:
Investment income                             1.56%   $      13      1.87%   $      20      2.31%   $      65     2.49%  $      74
Net investment gains (losses)                                 4                    (27)                   246                 (100)
                                                      ---------              ---------              ---------            ---------
     Total                                            $      17              $      (7)             $     311            $     (26)
                                                      ---------              ---------              ---------            ---------
Ending assets                                         $   3,702              $   4,661              $   3,702            $   4,661
                                                      ---------              ---------              ---------            ---------
Cash, Cash Equivalents and Short-term
     Investments:
Investment income                             3.68%   $      49      6.23%   $      80      3.75%   $     170     5.75%  $     217
Net investment gains (losses)                                --                     --                      1                   (5)
                                                      ---------              ---------              ---------            ---------
     Total                                            $      49              $      80              $     171            $     212
                                                      ---------              ---------              ---------            ---------
Ending assets                                         $   6,305              $   5,457              $   6,305            $   5,457
                                                      ---------              ---------              ---------            ---------
Other Invested Assets:
Investment income                             5.44%   $      44      9.61%   $      79      5.87%   $     146     7.65%  $     187
Net investment gains (losses)                                43                     31                   (158)                  70
                                                      ---------              ---------              ---------            ---------
     Total                                            $      87              $     110              $     (12)           $     257
                                                      ---------              ---------              ---------            ---------
Ending assets                                         $   3,214              $   3,250              $   3,214            $   3,250
                                                      ---------              ---------              ---------            ---------
Total Investments:
Investment income before expenses and fees    7.28%   $   2,900      7.70%   $   2,909      7.33%   $   8,660     7.70%  $   8,670
Investment expenses and fees                 (0.15%)        (61)    (0.16%)        (62)    (0.15%)       (171)   (0.15%)      (173)
                                              ----    ---------      ----    ---------      ----    ---------    -----   ---------
Net investment income (4)                     7.13%   $   2,839      7.54%   $   2,847      7.18%   $   8,489     7.55%  $   8,497
Net investment losses (4)                                  (286)                  (152)                  (657)                (512)
Adjustments to investment gains (losses)(5)                  16                     28                    102                  107
Gains from sales of subsidiaries                             --                     25                     --                   25
                                                      ---------              ---------              ---------            ---------
     Total                                            $   2,569              $   2,748              $   7,934            $   8,117
                                                      =========              =========              =========            =========

(1) Yields are based on quarterly average asset carrying values for the three months and nine months ended September 30, 2002 and 2001, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $793 million and $1,125 million at September 30, 2002 and 2001, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the program.

(3)   Investment income from mortgage loans includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $52 million and $54 million for the three months ended September 30, 2002 and 2001, respectively, and $166 million and $162 million for the nine months ended September 30, 2002 and 2001, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $29 million and $25 million for the three months ended September 30, 2002 and 2001, respectively, and $88 million and $91 million for the nine months ended September 30, 2002 and 2001, respectively. These amounts are net of depreciation of $10 million and $20 million for the three months ended September 30, 2002 and 2001, respectively, and $44 and $58 million for the nine months ended September 30, 2002 and 2001, respectively. Net investment losses includes $1 million and $8 million classified as discontinued operations for the three months and nine months ended September 30, 2002, respectively.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs, charges and credits to participating contracts, and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

FIXED MATURITIES

      Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 72.3% and 68.0% of total cash and invested assets at September 30, 2002 and December 31, 2001, respectively. Based on estimated fair value, public fixed maturities represented $113,731 million, or 85.4%, and $96,579 million, or 83.7%, of total fixed maturities at September 30, 2002 and December 31, 2001, respectively. Based on estimated fair value, private fixed maturities represented $19,432 million, or 14.6%, and $18,819 million, or 16.3%, of total fixed maturities at September 30, 2002 and December 31, 2001, respectively. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities, (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral, and (iii) increase diversification. However, the Company may not freely trade its privately placed fixed maturities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

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

      The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB-" or higher by Standard & Poor's ("S&P")) by such rating organizations. NAIC ratings 3 through 6 include bonds considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

      The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                                    SEPTEMBER 30, 2002                                DECEMBER 31, 2001
                                          ---------------------------------------           --------------------------------------
                                                           ESTIMATED                                       ESTIMATED
NAIC              RATING AGENCY           AMORTIZED          FAIR           % OF           AMORTIZED         FAIR            % OF
RATING           DESIGNATION (1)            COST             VALUE          TOTAL             COST           VALUE           TOTAL
------           --------------           --------          --------        -----           --------        --------         -----
                                                                        (DOLLARS IN MILLIONS)
1          Aaa/Aa/A                       $ 84,065          $ 90,651         68.1%          $ 72,098        $ 75,265          65.2%
2          Baa                              30,118            31,290         23.5             29,128          29,581          25.6
3          Ba                                6,653             6,324          4.8              6,021           5,856           5.1
4          B                                 3,410             3,096          2.3              3,205           3,100           2.7
5          Caa and lower                       937               840          0.6                726             597           0.5
6          In or near default                  322               275          0.2                327             237           0.2
                                          --------          --------        -----           --------        --------         -----
           Subtotal                        125,505           132,476         99.5            111,505         114,636          99.3
           Redeemable preferred stock          811               687          0.5                783             762           0.7
                                          --------          --------        -----           --------        --------         -----
           Total fixed maturities         $126,316          $133,163        100.0%          $112,288        $115,398         100.0%
                                          ========          ========        =====           ========        ========         =====

----------

      (1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC.

      Based on estimated fair values, investment grade fixed maturities comprised 91.6% and 90.8% of total fixed maturities in the general account at September 30, 2002 and December 31, 2001, respectively.

      The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                                              SEPTEMBER 30, 2002                   DECEMBER 31, 2001
                                                           --------------------------          -------------------------
                                                                             ESTIMATED                           ESTIMATED
                                                          AMORTIZED            FAIR            AMORTIZED           FAIR
                                                            COST              VALUE              COST              VALUE
                                                           --------          --------          --------          --------
                                                                                (DOLLARS IN MILLIONS)
Due in one year or less                                    $  4,619          $  4,686          $  4,001          $  4,049
Due after one year through five years                        26,645            27,698            20,168            20,841
Due after five years through ten years                       20,943            22,428            22,937            23,255
Due after ten years                                          31,600            33,869            30,565            32,017
                                                           --------          --------          --------          --------
     Subtotal                                                83,807            88,681            77,671            80,162
Mortgage-backed and other asset-backed securities            41,698            43,795            33,834            34,474
                                                           --------          --------          --------          --------
     Subtotal                                               125,505           132,476           111,505           114,636
Redeemable preferred stock                                      811               687               783               762
                                                           --------          --------          --------          --------
     Total fixed maturities                                $126,316          $133,163          $112,288          $115,398
                                                           ========          ========          ========          ========

      The Company diversifies its fixed maturities by security sector. The following tables set forth the amortized cost, gross unrealized gain or loss and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector is comprised at:

                                                                    SEPTEMBER 30, 2002
                                       -----------------------------------------------------------------------------
                                                              GROSS UNREALIZED
                                       AMORTIZED         --------------------------         ESTIMATED          % OF
                                         COST              GAIN              LOSS           FAIR VALUE         TOTAL
                                       --------          --------          --------         ----------         -----
                                                                   (DOLLARS IN MILLIONS)
Corporate securities                   $ 65,563          $  4,363          $  1,723          $ 68,203           51.2%
Mortgage-backed securities               32,005             1,968                19            33,954           25.5
U.S. treasuries/agencies                  8,493             1,601                 1            10,093            7.6
Asset-backed securities                   9,693               300               152             9,841            7.4
Foreign government securities             6,065               407               157             6,315            4.7
Other fixed income assets                 4,497               378               118             4,757            3.6
                                       --------          --------          --------          --------          -----
      Total                            $126,316          $  9,017          $  2,170          $133,163          100.0%
                                       ========          ========          ========          ========          =====

                                                                     DECEMBER 31, 2001
                                       ----------------------------------------------------------------------------
                                                              GROSS UNREALIZED
                                       AMORTIZED         --------------------------         ESTIMATED          % OF
                                         COST              GAIN              LOSS           FAIR VALUE         TOTAL
                                       --------          --------          --------         ----------         -----
                                                                    (DOLLARS IN MILLIONS)
Corporate securities                   $ 61,984          $  2,211          $  1,539          $ 62,656           54.3%
Mortgage-backed securities               25,723               661                56            26,328           22.8
U.S. treasuries/agencies                  8,230             1,026                43             9,213            8.0
Asset-backed securities                   8,111               245               210             8,146            7.1
Foreign government securities             4,512               419                41             4,890            4.2
Other fixed income assets                 3,728               509                72             4,165            3.6
                                       --------          --------          --------          --------          -----
      Total                            $112,288          $  5,071          $  1,961          $115,398          100.0%
                                       ========          ========          ========          ========          =====

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

      The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured fixed maturities at:

                              SEPTEMBER 30, 2002                   DECEMBER 31, 2001
                          ---------------------------         ---------------------------
                          ESTIMATED            % OF           ESTIMATED            % OF
                          FAIR VALUE           TOTAL          FAIR VALUE          TOTAL
                          ----------         --------         ----------         --------
                                               (DOLLARS IN MILLIONS)
Performing                 $132,257              99.4%         $114,879              99.6%
Potential problem               539               0.4               386               0.3
Problem                         330               0.2               111               0.1
Restructured                     37               0.0                22               0.0
                           --------          --------          --------          --------
     Total                 $133,163             100.0%         $115,398             100.0%
                           ========          ========          ========          ========

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

      The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $501 million and $38 million for the three months ended September 30, 2002 and 2001, respectively. The Company's three largest writedowns totaled $147 million for the three months ended September 30, 2002. Writedowns of fixed maturities were $1,026 million and $215 million for the nine months ended September 30, 2002 and 2001, respectively. The Company's three largest writedowns totaled $291 million for the nine months ended September 30, 2002. The circumstances that gave rise to these impairments were financial restructurings or bankruptcy filings. During the three months ended September 30, 2002, the Company sold fixed maturity securities with a fair value of $2,096 million at a loss of $145 million. During the nine months ended September 30, 2002, the Company sold fixed maturity securities with a fair value of $9,341 million at a loss of $627 million.

      The gross unrealized loss related to the Company's fixed maturities at September 30, 2002 was $2,170 million. These fixed maturities mature as follows:
4% due in one year or less; 29% due in greater than one year to five years; 20% due in greater than five years to ten years; and 47% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in US corporates (64%) and foreign corporates (13%); and are concentrated by industry in communications (23%) and finance (16%) (calculated as a percentage of gross unrealized loss). Noninvestment grade securities represent 30% of the $17,070 million of the fair value and 50% of the gross unrealized loss on fixed maturities.

      The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                                                   AT SEPTEMBER 30, 2002
                                                      ----------------------------------------------------------------------------
                                                       AMORTIZED COST       GROSS UNREALIZED LOSSES       NUMBER OF SECURITIES
                                                      --------------------  ------------------------      --------------------
                                                      LESS THAN     20% OR   LESS THAN        20% OR       LESS THAN    20% OR
                                                        20%          MORE       20%            MORE           20%        MORE
                                                      --------------------   ------------------------      --------------------
                                                                                (DOLLARS IN MILLIONS)
Less than six months                                  $ 7,312      $ 2,949    $   405          $ 1,046          524          215
Six months or greater but less than nine months         6,082          156        379               61          367           23
Nine months or greater but less than twelve months        556          130         26               46           49           19
Twelve months or greater                                1,850          205        115               92          145           27
                                                      --------------------   ------------------------      --------------------
        Total                                         $15,800      $ 3,440    $   925          $ 1,245        1,085          284
                                                      ====================   =========================     ====================

      The Company's review of its fixed maturities for impairments includes an analysis of the total gross unrealized losses by three categories of securities:
(i) securities where the estimated fair value had declined and remained below amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months; and (iii) securities where the estimated value had declined and remained below amortized cost by 20% or more for six months or greater. The first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions and continuing effects of the September 11, 2001 tragedies. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

      The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                                             AT SEPTEMBER 30, 2002
                                                         ------------------------------
                                                         GROSS
                                                       UNREALIZED                 % OF
                                                         LOSSES                   TOTAL
                                                         ------                   -----
                                                              (DOLLARS IN MILLIONS)
Less than 20%                                            $  925                    42.6%
20% or more for less than six months                      1,046                    48.2
20% or more for six months or greater                       199                     9.2
                                                         ------                    ----
   Total                                                 $2,170                    100.0%
                                                         ======                    ====

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% is comprised of 1,085 securities with an amortized cost of $15,800 million and a gross unrealized loss of $925 million. These fixed maturities mature as follows: 4% due in one year or less; 31% due in greater than one year to five years; 17% due in greater than five years to ten years; and 48% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in US corporates (58%) and foreign corporates (12%); and are concentrated by industry in finance (22%) and transportation (17%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 28% of the $14,875 million fair value and 30% of the $925 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months is 215 securities with an amortized cost of $2,949 million and a gross unrealized loss of $1,046 million. These fixed maturities mature as follows: 1% due in one year or less; 21% due in greater than one year to five years; 41% due in greater than five years to ten years; and 37% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in US corporates (71%) and foreign corporates (13%); and are concentrated by industry in communications (30%) and transportation (19%) (calculated as a percentage of gross unrealized loss).

Non-investment grade securities represent 55% of the $1,903 million fair value and 62% of the $1,046 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater is comprised of 69 securities with an amortized cost of $491 million and a gross unrealized loss of $199 million. These fixed maturities mature as follows: 24% due in greater than one year to five years; 18% due in greater than five years to ten years; and 58% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in US corporates (58%) and foreign corporates (22%); and are concentrated by industry in communications (27%) and transportation (23%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 67% of the $292 million fair value and 77% of the $199 million gross unrealized loss.

     The Company held 35 fixed maturity securities each with a gross unrealized loss at September 30, 2002 greater than $10 million. Four of these securities represent 36% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater. The estimated fair value and gross unrealized loss at September 30, 2002 for these securities were $53 million and $72 million, respectively. These securities were concentrated in the US corporate sector. The Company analyzed, on a case-by-case basis, each of the four fixed maturity securities as of September 30, 2002 to determine if the securities were other-than-temporarily impaired. The Company believes that the estimated fair value of these securities, which were concentrated in the communications and transportation industries, were artificially depressed as a result of unusually strong negative market reaction in this sector and generally poor economic and market conditions. The Company believes that the analysis of each such security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of September 30, 2002.

      Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                               SEPTEMBER 30, 2002                DECEMBER 31, 2001
                           -------------------------        --------------------------
                           ESTIMATED          % OF          ESTIMATED           % OF
                           FAIR VALUE         TOTAL         FAIR VALUE          TOTAL
                           ----------        -------        ----------         -------
                                             (DOLLARS IN MILLIONS)
Industrial                  $28,533             41.9%         $27,346             43.7%
Utility                       7,532             11.0            7,030             11.2
Finance                      15,280             22.4           12,997             20.7
Yankee/Foreign (1)           16,499             24.2           14,767             23.6
Other                           359              0.5              516              0.8
                            -------          -------          -------          -------
     Total                  $68,203            100.0%         $62,656            100.0%
                            =======          =======          =======          =======

----------

      (1) Includes publicly traded, dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

      The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of its total invested assets. At September 30, 2002, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $3,981 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at September 30, 2002 was $508 million.

      At September 30, 2002 and December 31, 2001, investments of $12,207 million and $7,120 million, respectively, or 74.0% and 48.2%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily dollar-denominated, foreign private placements and project finance loans. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

      The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     The Company's exposure to future deterioration in the economic and political environment in Brazil and Argentina, with respect to its Brazilian and Argentine related investments (including local insurance operations), is limited to the net carrying value of those assets, which totaled approximately $360 million and $160 million, respectively, as of September 30, 2002. The net carrying value of the Company's Brazilian and Argentine related investments is net of writedowns for other-than-temporary impairments.

      Mortgage-Backed Securities. The following table shows the types of mortgage-backed securities the Company held at:

                                                     SEPTEMBER 30, 2002             DECEMBER 31, 2001
                                                  -----------------------        -----------------------
                                                  ESTIMATED        % OF          ESTIMATED        % OF
                                                  FAIR VALUE       TOTAL         FAIR VALUE       TOTAL
                                                  ----------      -------        ----------      -------
                                                                   (DOLLARS IN MILLIONS)
      Pass-through securities                      $13,894           41.0%        $10,542           40.0%
      Collateralized mortgage obligations           14,037           41.3          10,432           39.7
      Commercial mortgage-backed securities          6,023           17.7           5,354           20.3
                                                   -------        -------         -------        -------
         Total                                     $33,954          100.0%        $26,328          100.0%
                                                   =======        =======         =======        =======

      At September 30, 2002, pass-through and collateralized mortgage obligations totaled $27,931 million, or 82.3% of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At September 30, 2002, approximately $3,158 million, or 52.4% of the commercial mortgage-backed securities, and $27,326 million, or 97.8% of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

      The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

      Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed security investments generally have little sensitivity to changes in interest rates. Approximately $4,760 million and $3,427 million or 48.4% and 42.1%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at September 30, 2002 and December 31, 2001, respectively.

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

      Structured investment transactions. The Company participates in structured investment transactions as part of its risk management strategy, including asset/liability management, and to enhance the Company's total return on its investment portfolio. These investments are predominately made through bankruptcy-remote SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. These investments are referred to as "beneficial interests."

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

      The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and is also the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the

Company earns a management fee on the outstanding securitized asset balance. When the Company transfers assets to an SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the cost or amortized cost of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. The Company has sponsored four securitizations with a total of approximately $1.3 billion in financial assets as of September 30, 2002. These transactions were executed prior to 2002. The Company's beneficial interests in these SPEs and the related investment income were insignificant as of September 30, 2002 and December 31, 2001 and for the three months and nine months ended September 30, 2002 and 2001.

      The Company also invests in structured investment transactions, which are managed and controlled by unrelated third parties. In instances where the Company exercises significant influence over the operating and financial policies of an SPE, the beneficial interests are accounted for in accordance with the equity method of accounting. Where the Company does not exercise significant influence, the structure of the beneficial interests (i.e., debt or equity securities) determines the method of accounting for the investment. Such beneficial interests generally are structured notes, which are classified as fixed maturities, and the related income is recognized using the retrospective interest method. Beneficial interests other than structured notes are also classified as fixed maturities, and the related income is recognized using the level yield method. The market value of all such structured investments, including SPEs, was approximately $1.3 billion at September 30, 2002 and $1.6 billion at December 31, 2001. The related income recognized was $17 million and $61 million for the three months and nine months ended September 30, 2002, respectively. The related losses recognized were $23 million and $5 million for the three months and nine months ended September 30, 2001, respectively.

MORTGAGE LOANS ON REAL ESTATE

      The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 13.0% and 13.9% of the Company's total cash and invested assets at September 30, 2002 and December 31, 2001, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                              SEPTEMBER 30, 2002             DECEMBER 31, 2001
                            ----------------------        ----------------------
                            CARRYING        % OF          CARRYING        % OF
                             VALUE          TOTAL          VALUE          TOTAL
                            -------        -------        -------        -------
                                            (DOLLARS IN MILLIONS)
      Commercial            $18,348         76.8 %        $17,959         76.0 %
      Agricultural            5,155         21.6            5,268         22.3
      Residential               382          1.6              394          1.7
                            -------        -----          -------        -----
         Total              $23,885        100.0 %        $23,621        100.0 %
                            =======        =====          =======        =====

      Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                               SEPTEMBER 30, 2002           DECEMBER 31, 2001
                              --------------------         --------------------
                              CARRYING       % OF          CARRYING       % OF
                               VALUE         TOTAL          VALUE         TOTAL
                              -------        -----         -------        -----
                                             (DOLLARS IN MILLIONS)
      REGION
      South Atlantic          $ 4,832         26.3%        $ 4,729         26.3%
      Pacific                   3,860         21.0           3,593         20.0
      Middle Atlantic           3,315         18.1           3,248         18.1
      East North Central        1,962         10.7           2,003         11.2
      New England               1,270          6.9           1,198          6.7
      West South Central          975          5.3           1,021          5.7
      Mountain                    763          4.2             733          4.1
      West North Central          647          3.5             727          4.0
      International               546          3.0             526          2.9
      East South Central          178          1.0             181          1.0
                              -------        -----         -------        -----
         Total                $18,348        100.0%        $17,959        100.0%
                              =======        =====         =======        =====

      PROPERTY TYPE
      Office                  $ 8,431         45.9%        $ 8,293         46.2%
      Retail                    4,332         23.6           4,208         23.4
      Apartments                2,602         14.2           2,553         14.2
      Industrial                1,933         10.5           1,813         10.1
      Hotel                       818          4.5             864          4.8
      Other                       232          1.3             228          1.3
                              -------        -----         -------        -----
         Total                $18,348        100.0%        $17,959        100.0%
                              =======        =====         =======        =====

      The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                       SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                      --------------------         --------------------
                                                      CARRYING       % OF          CARRYING       % OF
                                                       VALUE         TOTAL          VALUE         TOTAL
                                                      -------        -----         -------        -----
                                                                     (DOLLARS IN MILLIONS)
      Due in one year or less                         $   750          4.1%        $   840          4.7%
      Due after one year through two years              1,115          6.1             677          3.8
      Due after two years through three years           1,595          8.7           1,532          8.5
      Due after three years through four years          2,393         13.0           1,772          9.9
      Due after four years through five years           1,724          9.4           2,078         11.6
      Due after five years                             10,771         58.7          11,060         61.5
                                                      -------        -----         -------        -----
         Total                                        $18,348        100.0%        $17,959        100.0%
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

      The Company has a $525 million mortgage loan on a high profile office complex that has been affected by the September 11, 2001 tragedies causing the obligor to impair its investment in the property. The Company did not classify this loan as a problem or potential problem as of September 30, 2002 as the obligor is performing as agreed and the estimated collateral value provides sufficient coverage for the loan.

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

      The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                                SEPTEMBER 30, 2002                                  DECEMBER 31, 2001
                                  ----------------------------------------------     ----------------------------------------------
                                                                         % OF                                               % OF
                                  AMORTIZED      % OF       VALUATION  AMORTIZED     AMORTIZED      % OF      VALUATION   AMORTIZED
                                   COST (1)      TOTAL      ALLOWANCE    COST         COST (1)      TOTAL     ALLOWANCE     COST
                                  ---------      -----      ---------  ---------     ---------      -----     ---------   ---------
                                                                        (DOLLARS IN MILLIONS)
      Performing                   $18,055        97.7%       $ 56         0.3%       $17,495        96.6%       $ 52         0.3%
      Restructured                     261         1.4          52        19.9%           448         2.5          55        12.3%
      Delinquent or under
         foreclosure                    32         0.2           7        21.9%            14         0.1           7        50.0%
      Potentially delinquent           133         0.7          18        13.5%           136         0.8          20        14.7%
                                   -------       -----        ----                    -------       -----        ----
         Total                     $18,481       100.0%       $133         0.7%       $18,093       100.0%       $134         0.7%
                                   =======       =====        ====                    =======       =====        ====

      ----------

      (1) Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002
                                                             ------------------
                                                           (DOLLARS IN MILLIONS)
        Balance, beginning of period                                $ 134
        Additions                                                      27
        Deductions for writedowns and dispositions                    (28)
                                                                    -----
        Balance, end of period                                      $ 133
                                                                    =====

      Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department.

      Approximately 63.5% of the $5,155 million of agricultural mortgage loans outstanding at September 30, 2002 were subject to rate resets prior to maturity. A substantial portion of these loans generally are successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

      The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                           SEPTEMBER 30, 2002                                 DECEMBER 31, 2001
                                 -----------------------------------------------    -----------------------------------------------
                                                                         % OF                                               % OF
                                 AMORTIZED      % OF       VALUATION   AMORTIZED    AMORTIZED      % OF       VALUATION   AMORTIZED
                                  COST (1)      TOTAL      ALLOWANCE     COST        COST (1)      TOTAL      ALLOWANCE     COST
                                 ---------      -----      ---------   ---------    ---------      -----      ---------   ---------
                                                                       (DOLLARS IN MILLIONS)
      Performing                   $4,875        94.4%       $  --         0.0%       $5,055        95.8%       $   3         0.1%
      Restructured                    186         3.6            2         1.1%          188         3.6            3         1.6%
      Delinquent or under
         foreclosure                   91         1.8            4         4.4%           29         0.5            2         6.9%
      Potentially delinquent            9         0.2           --         0.0%            5         0.1            1        20.0%
                                   ------       -----        -----                    ------       -----        -----
         Total                     $5,161       100.0%       $   6         0.1%       $5,277       100.0%       $   9         0.2%
                                   ======       =====        =====                    ======       =====        =====

      ----------

      (1) Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002
                                                             ------------------
                                                           (DOLLARS IN MILLIONS)
        Balance, beginning of period                                $ 9
        Additions                                                     2
        Deductions for writedowns and dispositions                   (5)
                                                                    ---
        Balance, end of period                                      $ 6
                                                                    ===

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

REAL ESTATE, REAL ESTATE JOINT VENTURES AND REAL ESTATE HELD-FOR-SALE

      The Company's real estate and real estate joint venture investments consist of commercial and agricultural properties located throughout the U.S. and Canada. The Company manages these investments through a network of regional offices overseen by its investment department. At September 30, 2002 and December 31, 2001, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $5,663 million and $5,730 million, respectively, or 3.1% and 3.4% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. These holdings consist of real estate, interests in real estate joint ventures and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale at:

                                                            SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                           --------------------        --------------------
                                                           CARRYING       % OF         CARRYING       % OF
      TYPE                                                  VALUE         TOTAL         VALUE         TOTAL
                                                           --------       -----        --------       -----
                                                                          (DOLLARS IN MILLIONS)
      Real estate held-for-investment                       $4,061         71.7%        $3,705         64.7%
      Real estate joint ventures held-for-investment           316          5.6            356          6.2
                                                            ------        -----         ------        -----
         Subtotal                                            4,377         77.3          4,061         70.9
                                                            ------        -----         ------        -----
      Real estate held-for-sale                              1,241         21.9          1,620         28.3
      Foreclosed real estate held-for-sale                      45          0.8             49          0.8
                                                            ------        -----         ------        -----
         Subtotal                                            1,286         22.7          1,669         29.1
                                                            ------        -----         ------        -----

         Total                                              $5,663        100.0%        $5,730        100.0%
                                                            ======        =====         ======        =====

      Office properties representing 61.2% and 63.5% of the Company's real estate, real estate joint ventures and real estate held-for-sale at September 30, 2002 and December 31, 2001, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 89% and 91% at September 30, 2002 and December 31, 2001, respectively.

      Ongoing management of these investments includes quarterly valuations, as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy. In addition to individual property reviews, the Company employs an overall strategy of selective dispositions and acquisitions as market opportunities arise.

      The Company adjusts the carrying value of real estate and real estate joint ventures held-for-investment for impairments whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The Company writes down impaired real estate to estimated fair value, when the carrying value of the real estate exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the real estate. The Company records writedowns as investment losses and reduces the cost basis of the properties accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

      The current real estate equity portfolio is mainly comprised of a core portfolio of multi-tenanted office buildings with high tenant credit quality, net leased properties and apartments. The objective is to maximize earnings by building upon and strengthening the core portfolio through selective acquisitions and dispositions. In light of this objective, the Company currently is seeking to take advantage of a significant demand for Class A, institutional grade properties and, as a result, is selling certain real estate holdings in its portfolio. This sales program does not represent any fundamental change in the Company's investment strategy.

      Once the Company identifies a property that is expected to be sold within one year and commences a firm plan for marketing the property, in accordance with SFAS 144, the Company classifies the property as held-for-sale and reports the related net investment income and any resulting investments gains and losses as discontinued operations. Further, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses. If circumstances arise that were previously considered unlikely and, as a result, the property is expected to be on the market longer than anticipated, a held-for-sale property is reclassified to held-for-investment and measured as such.

      The Company's carrying value of real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $1,286 million and $1,669 million at September 30, 2002 and December 31, 2001, respectively, are net of impairments of $180 million and $172 million, respectively, and net of valuation allowances of $51 million and $35 million, respectively.

      The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

      The Company's carrying value of equity securities, which primarily consist of investments in common stocks, was $1,955 million and $3,063 million at September 30, 2002 and December 31, 2001, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $1,747 million and $1,637 million at September 30, 2002 and December 31, 2001, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities which are generally carried at cost. The Company accounts for its investments in limited partnership interests in which it does not have a controlling interest in accordance with the equity method of accounting. The Company's investments in equity securities excluding partnerships represented 1.1% and 1.8% of cash and invested assets at September 30, 2002 and December 31, 2001, respectively.

      Equity securities include, at September 30, 2002 and December 31, 2001, $451 million and $329 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid trading markets.

      During the year ended December 31, 2001, two exchangeable subordinated debt securities matured, resulting in a gross gain of $44 million on the equity exchanged in satisfaction of the note. In February 2002, the remaining exchangeable debt security issued by the Company matured. The debt security was satisfied for cash, and no equity was exchanged.

      The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,752 million and $1,898 million at September 30, 2002 and December 31, 2001, respectively.

      The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                                  SEPTEMBER 30, 2002
                                               ----------------------------------------------------------
                                                             GROSS UNREALIZED
                                                             -----------------      ESTIMATED       % OF
                                                COST         GAIN        LOSS       FAIR VALUE      TOTAL
                                               ------        ----        -----      ----------      -----
                                                                 (DOLLARS IN MILLIONS)
      Equity Securities:
         Common stocks                         $1,594        $ 99        $ 191        $1,502         76.8%
         Nonredeemable preferred stocks           452          13           12           453         23.2
                                               ------        ----        -----        ------        -----
            Total equity securities            $2,046        $112        $ 203        $1,955        100.0%
                                               ======        ====        =====        ======        =====

                                                                   DECEMBER 31, 2001
                                               ----------------------------------------------------------
                                                             GROSS UNREALIZED
                                                             -----------------      ESTIMATED       % OF
                                                COST         GAIN        LOSS       FAIR VALUE      TOTAL
                                               ------        ----        -----      ----------      -----
                                                                 (DOLLARS IN MILLIONS)
      Equity Securities:
         Common stocks                         $1,968        $657        $  78        $2,547         83.2%
         Nonredeemable preferred stocks           491          28            3           516         16.8
                                               ------        ----        -----        ------        -----
            Total equity securities            $2,459        $685        $  81        $3,063        100.0%
                                               ======        ====        =====        ======        =====

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

      Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $51 million and $20 million for the three months ended September 30, 2002 and 2001, respectively and $111 million and $117 million for the nine months ended September 30, 2002 and 2001, respectively. During the three months ended September 30, 2002, the Company sold equity securities with an estimated fair value of $2 million at a loss of $2 million. During the nine months ended September 30, 2002, the Company sold equity securities with an estimated fair value of $77 million at a loss of $43 million.

      The gross unrealized loss related to the Company's equity securities at September 30, 2002 was $203 million. Such securities are concentrated by security type in common stock (50%) and mutual funds (46%); and are concentrated by industry in domestic broad market mutual funds (38%) and financial (33%) (calculated as a percentage of gross unrealized loss).

      The following table presents the amortized costs, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                                               AT SEPTEMBER 30, 2002
                                                       -------------------------------------------------------------------
                                                                                       GROSS
                                                           AMORTIZED COST        UNREALIZED LOSSES    NUMBER OF SECURITIES
                                                       --------------------    -------------------    --------------------
                                                       LESS THAN     20% OR    LESS THAN   20% OR     LESS THAN   20% OR
                                                          20%         MORE        20%       MORE         20%       MORE
                                                       --------------------    -------------------    --------------------
                                                                               (DOLLARS IN MILLIONS)
Less than six months                                      $607        $355        $24        $106        415        292
Six months or greater but less than nine months            205           7         32           4          3          8
Nine months or greater but less than twelve months           3           8          1           2          3          8
Twelve months or greater                                     5          81         --          34          2         64
                                                       --------------------    -------------------    --------------------
   Total                                                  $820        $451        $57        $146        423        372
                                                       ====================    ===================    ====================

      The Company's review of its equity security exposure includes the analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost by 20% or more for six months or greater. The first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions and continuing effects of the September 11, 2001 tragedies. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

      The following table presents the total gross unrealized losses for equity securities at September 30, 2002 where the estimated fair value had declined and remained below cost by:

                                                     AT SEPTEMBER 30, 2002
                                                    ------------------------
                                                        GROSS
                                                     UNREALIZED     % OF
                                                       LOSSES       TOTAL
                                                    -----------   ----------
                                                      (DOLLARS IN MILLIONS)
      Less than 20%                                     $ 57         28.1%
      20% or more for less than six months               106         52.2
      20% or more for six months or greater               40         19.7
                                                        ----        -----
         Total                                          $203        100.0%
                                                        ====        =====

      The category of equity securities where the estimated fair value has declined and remained below cost by less than 20% is comprised of 423 equity securities with a cost of $820 million and a gross unrealized loss of $57 million. These securities are concentrated by security type in mutual funds (80%); and concentrated by industry in domestic broad market mutual funds (80%) (calculated as a percentage of gross unrealized loss). The significant factors considered at September 30, 2002 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions, the instability of the global economy and the lagging effects of the September 11, 2001 tragedies.

      The category of equity securities where the estimated fair value has declined and remained below cost by 20% or more for less than six months is comprised of 292 equity securities with a cost of $355 million and a gross unrealized loss of $106 million. These securities are concentrated by security type in common stock (86%); and concentrated by industry in financial (62%) and domestic broad market mutual funds (13%) (calculated as a percentage of gross unrealized loss). The significant factors considered at September 30, 2002 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions, the instability of the global economy and the lagging effects of the September 11, 2001 tragedies.

      The category of equity securities where the estimated fair value has declined and remained below cost by 20% or more for six months or greater is comprised of 80 equity securities with a cost of $96 million and a gross unrealized loss of $40 million. These securities are concentrated by security type in mutual funds (87%); and concentrated by industry in domestic broad market mutual funds (46%) and global mutual funds (40%) (calculated as a percentage of gross unrealized loss). A portion of the 80 equity securities described above had estimated fair values below cost by 20% or more for twelve months or greater. The significant factors considered at September 30, 2002 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions, the instability of the global economy and the lagging effects of the September 11, 2001 tragedies.

      The Company held four equity securities with a gross unrealized loss at September 30, 2002 greater than $5 million. None of these securities represented losses where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater.

OTHER INVESTED ASSETS

      The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $2.5 billion and $2.7 billion at September 30, 2002 and December 31, 2001. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 1.7% and 1.9% of cash and invested assets at September 30, 2002 and December 31, 2001, respectively.

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

      The table below provides a summary of the carrying value, notional amount and fair value of derivative financial instruments held at:

                                                      SEPTEMBER 30, 2002                             DECEMBER 31, 2001
                                          --------------------------------------------  --------------------------------------------
                                                                     CURRENT MARKET                                CURRENT MARKET
                                                                     OR FAIR VALUE                                 OR FAIR VALUE
                                          CARRYING    NOTIONAL     -------------------  CARRYING    NOTIONAL     -------------------
                                           VALUE       AMOUNT      ASSETS  LIABILITIES   VALUE       AMOUNT      ASSETS  LIABILITIES
                                          --------    --------     ------  -----------  --------    --------     ------  -----------
                                                                            (DOLLARS IN MILLIONS)
      Financial futures                    $  (1)      $    31      $ --      $  1       $  --       $    --      $ --      $--
      Interest rate swaps                     84         3,681       202       118          70         1,849        79        9
      Floors                                   7           325         7        --          11           325        11       --
      Caps                                    --         7,590        --        --           5         7,890         5       --
      Financial forwards                     (19)          250        --        19          --            --        --       --
      Foreign currency swaps                  38         2,099       135        97         162         1,925       188       26
      Options                                  3            55         3        --         (12)        1,857        --       12
      Foreign exchange contracts              (3)           47        --         3           4            67         4       --
      Written covered calls                   --           315        --        --          --            40        --       --
      Credit default swaps                    --           376         1         1          --           270        --       --
                                           -----       -------      ----      ----       -----       -------      ----      ---
         Total contractual commitments     $ 109       $14,769      $348      $239       $ 240       $14,223      $287      $47
                                           =====       =======      ====      ====       =====       =======      ====      ===

SECURITIES LENDING

      The Company operates a securities lending program whereby blocks of securities are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $14,641 million and $13,471 million and an estimated fair value of $15,991 and $12,195 million were on loan under the program at September 30, 2002 and December 31, 2001, respectively. The Company was liable for cash collateral under its control of $16,251 million and $12,661 million at September 30, 2002 and December 31, 2001, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has material exposure to interest rate, equity market and foreign exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at September 30, 2002 is relatively unchanged in amount from that reported on December 31, 2001, a description of which may be found in the 2001 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Holding Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective.

      (b) Change in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The following should be read in conjunction with Note 9 to unaudited interim condensed consolidated financial statements in Part I of this Report.

SALES PRACTICES CLAIMS

      As previously disclosed, over the past several years Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American Life Insurance Company ("General American") have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims." Settlements have been reached in the sales practices class actions against Metropolitan Life, New England Mutual and General American. An appellate court has affirmed the order approving the General American settlement and the implementation is proceeding.

      Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. As of September 30, 2002, there are approximately 425 sales practices lawsuits pending against Metropolitan Life, approximately 60 lawsuits pending against New England Mutual and approximately 45 of such lawsuits pending against General American.

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all reasonably probable and estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

ASBESTOS-RELATED CLAIMS

      As previously reported, Metropolitan Life received approximately 59,500 asbestos-related claims in 2001. During the first nine months of 2002 and 2001, Metropolitan Life received approximately 45,200 and 49,500 asbestos-related claims, respectively.

DEMUTUALIZATION ACTIONS

      The Company has previously reported that a purported class action was filed in the Supreme Court of the State of New York for New York County on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements. The class members claimed that they should have received common stock or cash in connection with the demutualization. Metropolitan Life's motion to dismiss this case was granted in a decision filed on October 31, 2002.

RACE-CONSCIOUS UNDERWRITING CLAIMS

      As previously disclosed, Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its subsidiaries. The Department has commenced examinations of certain domestic life insurance companies, including Metropolitan Life, concerning possible past race-conscious underwriting practices. Metropolitan Life has cooperated fully with that inquiry. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. Metropolitan Life has entered into settlement agreements to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. The class action settlement, which has received preliminary approval from the court, must receive final approval before it can be implemented. A fairness hearing has been set for February 7, 2003. The regulatory settlement agreement is conditioned upon final approval of the class action settlement.

OTHER

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  10.1 Regulatory Settlement Agreement dated as of August 29, 2002, by and between Metropolitan Life Insurance Company and the State of New York Insurance Department, along with the insurance regulators of each of the states of the United States and of the District of Columbia that adopt, approve and agree to the Regulatory Settlement Agreement.

                  10.2 Stipulation of Settlement dated August 29, 2002, by and between Thompson et al. as Plaintiffs in their individual and representative capacities, and Metropolitan Life Insurance Company, as Defendant.

                  10.3 Separation Agreement, Waiver and General Release dated July 16, 2002 by and between Metropolitan Life Insurance Company and James M. Benson.

                  10.4 MetLife Deferred Compensation Plan for Officers as amended and restated effective October 22, 2002.

      (b)   Reports on Form 8-K

            During the three months ended September 30, 2002, the following current reports were filed on Form 8-K:

                  1. Current Report on Form 8-K filed July 18, 2002 attaching press release dated July 17, 2002 announcing combination of Individual and Institutional Businesses.

                  2. Current Report on Form 8-K filed August 6, 2002 attaching press release dated August 5, 2002 announcing second quarter 2002 results.

                  3. Current Report on Form 8-K filed August 12, 2002 attaching press release dated August 12, 2002 announcing adoption of fair-value recognition provisions of accounting for employee stock options effective January, 2003.

                  4. Current Report on Form 8-K filed August 14, 2002 attaching press release dated August 14, 2002 announcing submission of sworn statements to the Securities and Exchange Commission ("SEC") pursuant to SEC Order No. 4-460 and submission of certifications to SEC pursuant to 18 U.S.C. Section 1350.

                  5. Current Report on Form 8-K filed August 16, 2002 regarding correction of typographical error.

                  6. Current Report on Form 8-K filed August 29, 2002 attaching press release dated August 29, 2002 announcing proposed class-action litigation settlement.

                  7. Current Report on Form 8-K filed September 6, 2002 regarding ratings action by Moody's Investors Services.

                  8. Current Report on Form 8-K filed September 20, 2002 regarding ratings action by Fitch Ratings.

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


Date: November 14, 2002

                                 CERTIFICATIONS

I, Robert H. Benmosche, Chief Executive Officer of MetLife, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of MetLife, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Robert H. Benmosche
      -----------------                   -----------------------
                                          Name: Robert H. Benmosche
                                          Title: Chairman, President and Chief
                                                 Executive Officer

I, Stewart G. Nagler, Chief Financial Officer of MetLife, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of MetLife, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Stewart G. Nagler
      -----------------                   ---------------------
                                          Name: Stewart G. Nagler
                                          Title: Vice Chairman and Chief
                                                 Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                     PAGE
NUMBER                      EXHIBIT NAME                                  NUMBER
   10.1        Regulatory Settlement Agreement dated as of August
               29, 2002, by and between Metropolitan Life
               Insurance Company and the State of New York
               Insurance Department, along with the insurance
               regulators of each of the states of the United
               States and of the District of Columbia that adopt,
               approve and agree to the Regulatory Settlement
               Agreement.

   10.2 Stipulation of Settlement dated August 29, 2002, by and between Thompson et al. as Plaintiffs in their individual and representative capacities, and
               Metropolitan Life Insurance Company, as Defendant.

   10.3 Separation Agreement, Waiver and General Release dated July 16, 2002 by and between Metropolitan
               Life Insurance Company and James M. Benson.

   10.4 MetLife Deferred Compensation Plan for Officers as amended and restated effective October 22, 2002.