Form 10-K
period 2002-12-31
METLIFE INC
filed 2003-03-19
CIK 1099219

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



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was approximately $20 billion. As of March 7, 2003, 700,278,412 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART OF ITEM 10 AND ITEMS 11, 12 AND 13 OF PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 22, 2003, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                     PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    29
Item 3.   Legal Proceedings...........................................    30
Item 4.   Submission of Matters to a Vote of Security Holders.........    36

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    37
Item 6.   Selected Financial Data.....................................    38
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    42
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   101
Item 8.   Financial Statements and Supplementary Data.................   106
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   108

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   108
Item 11.  Executive Compensation......................................   108
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   108
Item 13.  Certain Relationships and Related Transactions..............   109
Item 14.  Controls and Procedures.....................................   109

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   110

SIGNATURES............................................................   117

CERTIFICATIONS........................................................   119

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

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) MetLife, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse litigation or arbitration results; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's and its affiliates' claims paying ability, financial strength or debt ratings; (x) changes in rating agency policies or practices;
(xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xiv) other risks and uncertainties described from time to time in MetLife, Inc.'s filings with the U.S. Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     As used in this Form 10-K, "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation formed in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

                                     PART I

ITEM 1.  BUSINESS

     MetLife, Inc., through its affiliates and subsidiaries, is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The Company offers life insurance, annuities, automobile and property insurance and mutual funds to individuals and group insurance, reinsurance, as well as retirement and savings products and services to corporations and other institutions. The MetLife companies serve approximately 12 million individuals in the U.S. and companies and institutions with approximately 33 million employees and members, including 88 of the FORTUNE 100 largest companies. MetLife, Inc. also has international insurance operations in 12 countries.

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

     MetLife's well-recognized brand names, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity.

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

     - Reduce operating expenses

     - Strengthen performance-oriented culture

     - Further its commitment to a diverse workplace

     - Optimize operating returns from the Company's investment portfolio

     - Enhance capital efficiency

     On April 7, 2000 (the "date of demutualization"), pursuant to an order by the New York Superintendent of Insurance approving its plan of reorganization, as amended (the "plan"), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. On the date of demutualization, the Holding Company conducted an initial public offering and concurrent private placements of shares of its Common Stock at an offering price of $14.25 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Demutualization."

     MetLife is organized into six major business segments: Individual, Institutional, Reinsurance, Auto & Home, Asset Management and International. Financial information, including revenues, income and loss, and total assets by segment, is provided in Note 21 of Notes to Consolidated Financial Statements.

INDIVIDUAL

     MetLife's Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance, individual disability insurance and long-term care insurance, and annuities and investment products, such as variable and fixed annuities and mutual funds. Individual's principal distribution channels are MetLife Financial Services, New England Financial, GenAmerica Financial and MetLife Investors Group. Individual distributes its products through several additional distribution channels, including Nathan & Lewis, MetLife Resources and Texas Life. In total, Individual had approximately 11,000 active sales representatives at December 31, 2002.

     MetLife's broadly recognized brand names and strong distribution channels have allowed it to become the third largest provider of individual life insurance and annuities in the U.S., with $9.8 billion of total statutory individual life and annuity premiums and deposits through September 30, 2002, the latest period for which OneSource, a database that aggregates U.S. insurance company statutory financial statements, is available. According to a study done by Tillinghast Towers Perrin, through December 31, 2002, MetLife was the fourth largest issuer of individual variable life insurance in the U.S. based on first-year premiums and deposits. In addition, according to a survey done by the Variable Annuity Resource Data Service, as of December 31, 2002, MetLife was the fifth largest variable annuity writer as measured by variable annuity assets managed.

     Reflecting overall trends in the insurance industry, sales of MetLife's traditional life insurance products have declined in recent years, while first-year premiums and deposits from variable and universal life insurance products have grown at a compound annual rate of 5.0% from 1998 to 2002, excluding the effect of acquiring GenAmerica Financial in 2000. This increase includes the results of a customer retention exchange program. Excluding the exchange program, the compound annual growth rate is 4.5%. Variable and universal sales represented 76.3% of total life insurance sales for Individual in 2002. Individual had $12.4 billion of revenues from continuing operations, or 37.4% of MetLife's total revenues in 2002.

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

     MetLife Financial Services career agency system. MetLife Financial Services career agency system had 5,846 agents under contract in 150 agencies at December 31, 2002. The career agency sales force focuses on the large middle-income market, including multicultural markets. The Company supports its efforts in multicultural markets through targeted advertising, specially trained agents and sales literature written in various languages. Multicultural markets represented approximately 36% of MetLife Financial Services' individual life sales in 2002. The average face amount of a life insurance policy sold through the career agency system in 2002 was approximately $221,000.

     Agents in the career agency system are full-time MetLife employees who are compensated primarily with commissions based on sales. As MetLife employees, they also receive certain benefits. Agents in the career agency system may not offer products of other insurers without MetLife's approval. At December 31, 2002, approximately 98% of the agents in the MetLife career agency system were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

     From 1998 through 2002, the number of agents under contract in the MetLife Financial Services career agency system declined from 6,607 to 5,846. This decline was primarily the result of MetLife Financial Services' more stringent standards for recruiting and retaining agents, the consolidation of sales offices and modifications in compensation practices for its sales force. During the same period, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 5.0%.

     New England Financial general agency system. New England Financial's general agency system targets high net-worth individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial general agency system in 2002 was approximately $330,000.

     At December 31, 2002, New England Financial's sales force included 84 general agencies providing support to 3,234 agents and a network of independent brokers throughout the U.S. The compensation of agents who are independent contractors and general agents who have exclusive contracts with New England Financial is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2002, approximately 90% of New England Financial's agents were licensed to sell variable products and mutual funds.

     GenAmerica Financial independent general agency system. GenAmerica Financial markets a portfolio of individual life insurance, annuity contracts, securities, and related financial services to high net-worth individuals and small- to medium-sized businesses through multiple distribution channels. These distribution systems include independent general agents, financial advisors, consultants, brokerage general agencies and other independent marketing organizations. The average face amount of a life insurance policy sold through the GenAmerica Financial independent general agency system in 2002 was approximately $650,000.

     The GenAmerica Financial distribution system sells universal life, variable universal life, and traditional life insurance products through approximately 990 independent general agencies with which it has contractual arrangements. This reflects a 17% increase in independent general agencies from 2001 to 2002. There are 616 independent general agents who produced at least $12,500 in first-year commissions in 2002. They market GenAmerica Financial products and are independent contractors who are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training, and development of agents and brokers in their agencies. Recruiting and wholesaling efforts are directed from a nationwide network of regional offices. GenAmerica Financial is actively developing and implementing programs designed to increase the scale and productivity of its distribution systems.

     MetLife Investors Group. MetLife Investors Group is a wholesale distribution channel dedicated to the distribution of variable and fixed annuities and insurance products through financial intermediaries, including regional broker/dealers, New York Stock Exchange wirehouses, financial planners and banks. For the year ended December 31, 2002, MetLife Investors Group had 344 selling agreements, 336 for regional broker/dealers and financial planners, 4 for wirehouses, and 4 for banks. Two major regional broker/dealer firms accounted for 17% and 11%, respectively, of MetLife Investors Group's 2002 deposits. No other selling firm accounted for more than 10% of deposits. As of December 31, 2002, MetLife Investors Group's sales force consisted of 69 regional vice presidents, or wholesalers.

     MetLife Investors Group plans to continue growing existing distribution relationships and acquiring new relationships by capitalizing on an experienced management team, leveraging the MetLife brand and resources, and developing high service, low-cost operations while also adding distribution of other MetLife products.

     Additional distribution channels. The Company distributes its individual insurance and investment products through several additional distribution channels, including Nathan & Lewis, MetLife Resources and Texas Life.

          Nathan & Lewis. This channel operates through Nathan & Lewis Securities, Inc., a Metropolitan Life subsidiary acquired in 1998. The Company recently announced that in the third quarter of 2003, Nathan & Lewis will be consolidated with another broker/dealer subsidiary of the Company, Walnut Street Securities, Inc., and will operate under the Walnut Street name. Nathan & Lewis is a broker/dealer that markets mutual funds and other securities, as well as variable life insurance and variable annuity products, through

     769 independent registered representatives. With the acquisition of Nathan & Lewis, the Company obtained the use of its client management account information systems.

          MetLife Resources. MetLife Resources, a division of MetLife, markets retirement, annuity and other financial products on a national basis through approximately 375 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets.

          Texas Life. Texas Life Insurance Company ("Texas Life"), a MetLife subsidiary, markets whole life and universal life insurance products under the Texas Life name through approximately 1,400 active independent insurance brokers. These brokers are independent contractors who sell insurance for Texas Life on a nonexclusive basis. A number of MetLife career agents also market Texas Life products. Texas Life sells universal life insurance policies with low cash values that are marketed through the use of brochures, as well as payroll deduction life insurance products.

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

     The Company continually reviews and updates its products. It has introduced new products and features designed to increase the competitiveness of its portfolio and the flexibility of its products to meet the broad range of asset accumulation, life-cycle protection and distribution needs of its customers. Some of these updates have included new universal life policies, updated variable universal life products, a new corporate-owned life insurance product, an improved term insurance portfolio, and enhancements to one of MetLife's whole life products. In addition, a broad array of new annuity products was launched in 2002.

     Variable life. Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate accounts or directed to the Company's general account. In the separate accounts, the policyholder bears the entire risk of the investment results. MetLife collects specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder's account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

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

     MetLife's long-term care insurance provides reimbursement for certain costs associated with nursing home care and other services that may be provided to individuals unable to perform the activities of daily living.

     In addition to these products, MetLife's Individual segment supports a group of low face amount life insurance policies, known as industrial policies, that its agents sold until 1964. New England Financial also sells a small amount of employee benefit products and group pension products, which are included in the financial results of the Individual segment.

  ANNUITIES AND INVESTMENT PRODUCTS

     The Company offers a variety of individual annuities and investment products, including variable and fixed annuities and mutual funds.

     Variable annuities. The Company offers variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholders. Contractholders may also choose to allocate all or a portion of their account to the Company's general account and are credited with interest at rates the Company determines, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees.

     Fixed annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into these contracts are allocated to the general account and are credited with interest at rates the Company determines, subject to certain minimums. Credited interest rates may be guaranteed not to change for certain limited periods of time, normally one year.

     Mutual funds and securities. MetLife offers both proprietary and non-proprietary mutual funds. Proprietary funds include those offered by State Street Research & Management Company, a subsidiary of Metropolitan Life. MetLife also offers investment accounts for mutual funds and securities that allow customers to buy, sell and retain holdings in one centralized location, as well as brokerage accounts that offer the accessibility and liquidity of a money market mutual fund. Of the mutual funds sold by the Company in 2002, approximately $500 million of the deposited assets were managed by State Street Research & Management Company and $2.1 billion by third parties.

INSTITUTIONAL

     The Company's Institutional segment offers a broad range of group insurance and retirement and savings products and services to corporations and other institutions.

     Group insurance products and services include group life insurance, non-medical health insurance, such as short- and long-term disability, long-term care and dental insurance and related administrative services, as well as other benefits such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal services plans. The Company offers these products either as an employer-paid benefit or as a voluntary benefit in which the premiums are paid by the employee. Revenues applicable to these group insurance products and services were $9.4 billion in 2002, representing 72.6% of total Institutional revenues of $12.9 billion.

     MetLife has built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S. MetLife serves companies and institutions with approximately 33 million employees and members, including 88 of the FORTUNE 100 largest companies.

     MetLife's retirement and savings products and services include bundled administrative services and investment services sold to sponsors of small and mid-sized 401(k) and other defined contribution plans: guaranteed interest products and other stable value products; institutional accumulation and income annuities; and separate account contracts for the investment of defined benefit and defined contribution plan assets. Revenues applicable to MetLife's retirement and savings products were $3.5 billion in 2002, representing 27.4% of total Institutional revenues.

     The employee benefit market served by Institutional has changed dramatically in recent years. As the U.S. employment market has become more competitive, employers are seeking to enhance their ability to hire and retain employees by providing attractive benefit plans. The market also reflects employees' increasing concern about the future of government-funded retirement and safety-net programs, an increasingly mobile workforce and the desire of employers to share the market risk of retirement benefits with employees. MetLife believes these trends are facilitating the introduction of "voluntary" products, such as long-term care insurance, annuities and auto and homeowners insurance, as well as leading more employers to adopt defined contribution pension arrangements, such as 401(k) plans.

  MARKETING AND DISTRIBUTION

     Institutional markets its products and services through separate sales forces, comprised of MetLife employees, for both its group insurance and retirement and savings lines.

     MetLife distributes its group insurance products and services through a regional sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or a consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. As of December 31, 2002, the group insurance sales channels had approximately 600 marketing representatives.

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

     - The regional sales force operates from 29 offices and generally concentrates on sales to employers with fewer than 25,000 employees, through selected national and regional brokers, as well as through consultants; and

     - The Small Business Center focuses on improving MetLife's position in the smaller end of the market. Currently, 27 individual offices staffed with sales and administrative employees are located throughout the U.S. These centers provide comprehensive support services on a local basis to brokers and other intermediaries by providing an array of products and services designed for smaller businesses, generally those with fewer than 1,000 employees.

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

     MetLife distributes retirement and savings products and services through dedicated sales teams and relationship managers located in 21 offices around the country. In addition, the retirement and savings organization works with the distribution channels in the Individual segment, group insurance and State Street Research & Management Company to better reach and service customers, brokers, consultants and other intermediaries.

     The Company has entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of institutional products and services. The Company also seeks to sell its institutional products and services through sponsoring organizations and affinity groups. For example, the Company is a preferred provider of long-term care products for the American Association of Retired Persons and the National Long-Term Care Coalition, a group of some of the nation's largest employers. In addition, the Company, together with John Hancock Financial Services, Inc., is a provider for the Federal Long-Term Care Insurance program. The program, available to most federal employees and their families, is the largest employer-sponsored long-term care insurance program in the country based on enrollees.

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

  RETIREMENT AND SAVINGS PRODUCTS AND SERVICES

     MetLife's retirement and savings products and services include:

        Guaranteed interest and stable value products. MetLife offers guaranteed interest contracts ("GICs"), including separate account and synthetic (trust) GICs, funding agreements and similar products.

        Accumulation and income products. MetLife also sells fixed and variable annuity products, generally in connection with defined contribution plans, the termination of pension plans or the funding of structured settlements.

        Defined contribution plan services. MetLife provides full service defined contribution programs to small- and mid-size companies.

        Other retirement and savings products and services. Other retirement and savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plans on behalf of corporations and other institutions.

REINSURANCE

     MetLife's Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA"), a publicly traded company, and MetLife's ancillary life reinsurance business. MetLife acquired approximately 49% of RGA's outstanding common shares through the acquisition of GenAmerica Financial Corporation ("GenAmerica"), the parent corporation of General American Life Insurance Company ("General American"), in January 2000. Metropolitan Life owned 9% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. During 2002, the Company purchased an additional 327,600 shares of RGA's outstanding common stock at an aggregate price of $9.5 million to offset potential future dilution of the Company's holding of RGA's common stock arising from the issuance by RGA of company-obligated mandatorily redeemable securities of a subsidiary trust in December 2001. These purchases increased the Company's ownership percentage of outstanding shares of RGA common stock from approximately 58% at December 31, 2001 to approximately 59% at December 31, 2002.

     RGA's operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries, and three subsidiaries in Barbados. In addition to its North American operations, RGA has subsidiary companies, branch offices, or representative offices in Argentina, Australia, Hong Kong, India, Japan, South Korea, Mexico, South Africa, Spain, Taiwan and the U.K.

     In addition to its life reinsurance business, RGA provides reinsurance of asset-intensive products and financial reinsurance. RGA and its predecessor, the reinsurance division of General American, have been engaged in the business of life reinsurance since 1973. As of December 31, 2002, RGA had approximately $8.9 billion in consolidated assets and worldwide life reinsurance in-force of approximately $759 billion.

 RGA'S PRODUCTS AND SERVICES

     RGA has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia/Pacific, and Europe and South Africa. The U.S. operations, which represented 71% of RGA's 2002 net premiums, provide traditional life, asset-intensive and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canadian operations, which represented 9% of RGA's 2002 net premiums, provide insurers with traditional reinsurance, as well as assistance with capital management activity. The Asia/Pacific and the Europe and South Africa operations, which represented 8% and 11%, respectively, of RGA's 2002 net premiums, provide primarily traditional life and critical illness reinsurance. The Latin America operations, which represented 1% of RGA's 2002 net premiums, provide traditional reinsurance and reinsurance of privatized pension products primarily in Argentina. In 2001, RGA ceased providing reinsurance for the privatized pension program in Argentina and significantly scaled back its operations in Latin America.

AUTO & HOME

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company, a wholly-owned subsidiary of Metropolitan Life, and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels, including the MetLife Financial Services career agency system, independent agents, Auto & Home specialists and direct response marketing. Auto & Home primarily sells auto insurance, which represented 74.7% of Auto & Home's total net premiums earned in 2002, and homeowners insurance, which represented 23.5% of Auto & Home's total net premiums earned in 2002. Auto insurance includes both standard and non-standard policies. Non-standard policies provide insurance for risks having higher loss experience or loss potential than risks covered by standard insurance.

     On September 30, 1999, the Auto & Home segment acquired the standard personal lines property and casualty insurance operations of The St. Paul Companies, which, at the time of the acquisition, had in-force premiums of approximately $1.1 billion and approximately 3,000 independent agents and brokers. The conversion of St. Paul's approximately one million policies to MetLife Auto & Home policies was completed in September 2002.

  PRODUCTS

     Auto & Home's insurance products include:

     - auto, including both standard and non-standard private passenger;

     - homeowners, including renters, condominium and dwelling; and

     - other personal lines, including umbrella (protection against losses in excess of amounts covered by other liability insurance policies), recreational vehicles and boat owners.

     Auto coverages. Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive coverages. Auto & Home also offers non-standard auto insurance, which accounted for $113 million in net premiums earned in 2002. This represents 5.4% of total auto net premiums earned in 2002.

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

  EMPLOYER-SPONSORED PROGRAMS

     Auto & Home is a leading provider of employer-sponsored auto and homeowners products. Net premiums earned through Auto & Home's employer-sponsored distribution channel have grown at a compound annual rate of 13.8%, from $496 million in 1998 to $832 million in 2002. At December 31, 2002, over 1,400 employers offered MetLife Auto & Home products to their employees.

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

     Independent agencies. At December 31, 2002, Auto & Home maintained contracts with approximately 4,000 agencies and brokers.

     Auto & Home specialists. Approximately 500 Auto & Home specialists sell products for Auto & Home in 21 states. Auto & Home's strategy is to utilize Auto & Home specialists, who are MetLife employees, in geographic markets that are underserved by its career agents.

     MetLife Financial Services career agency system. Approximately 1,700 agents in the MetLife Financial Services career agency system sell Auto & Home insurance products. Sales of Auto & Home products by these agents have been declining since the early 1990s, due principally to the reduction in the number of agents in the MetLife Financial Services career agency sales force. See
"-- Individual -- Marketing and Distribution."

     Other distribution channels. In 1998, the Company established a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

     In 2002, Auto & Home's business was concentrated in the following states, as measured by net premiums earned: New York ($391 million or 13.8% of total net premiums earned), Massachusetts ($333 million or 11.8%), Illinois ($224 million or 7.9%), Connecticut ($141 million or 5.0%), and Minnesota ($140 million or 5.0%).

  CLAIMS

     Auto & Home's claims department includes approximately 2,300 employees located in Auto & Home's Warwick, Rhode Island home office, 14 field claim offices, six in-house counsel offices and drive-in inspection and other sites throughout the United States. These employees include claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 800,000 claims annually, principally by telephone.

ASSET MANAGEMENT

     Asset Management, through SSRM Holdings, Inc. ("State Street Research"), provides a broad variety of asset management products and services to MetLife, third-party institutions and individuals. State Street Research conducts its operations through two wholly-owned subsidiaries, State Street Research & Management Company, a full-service investment management firm, and SSR Realty Advisors, Inc., a full-service real estate investment advisor. State Street Research offers investment management services in all major investment disciplines through multiple channels of distribution in both the retail and institutional marketplaces. At December 31, 2002, State Street Research had assets under management of $44.6 billion which consisted of fixed income investments, equities, real estate and money market investments, representing 58%, 29%, 11% and 2%, respectively, of State Street Research's total assets under management.

     State Street Research has been an investment manager for many of the largest U.S. corporate pension plans for over 30 years. The majority of State Street Research's institutional business is concentrated in qualified retirement funds, including both defined benefit and defined contribution plans. State Street Research also provides investment management services to foundations, endowments and union programs. In addition, State Street Research serves as an advisor for 22 mutual funds with assets totaling $7.7 billion at December 31, 2002, as well as seven portfolios with assets totaling $5.7 billion at December 31, 2002, underlying MetLife's variable life and variable annuity products.

     State Street Research distributes its investment products to institutions through its own institutional sales force and pension consultants. State Street Research's mutual fund products are distributed primarily through retail brokerage firms (77% of mutual fund sales) and by the MetLife career agency sales force (12% of mutual fund sales). State Street Research offers its products to the defined contribution market directly, as well as through Institutional's defined contribution group.

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

  LATIN AMERICA

     The Company operates in the Latin America region in the following countries: Mexico, Chile, Brazil, Argentina and Uruguay. During 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), Mexico's largest life insurer, and is currently in the process of integrating Hidalgo and Seguros Genesis, S.A., MetLife's wholly-owned Mexican subsidiary ("Genesis"). The integration includes the selection of a new brand name (MetLife Mexico) and the development of products and services for over five million customers. The combined market share of Genesis and Hidalgo has created the leading life insurance company in Mexico in both the individual and group businesses. The operation in Chile was acquired in late 2001 and as of December 31, 2002, it is the second largest annuity company in Chile, based on market share. The Chilean operation also offers individual life insurance and group insurance products. The operations in Mexico and Chile represent approximately 92% of the total premiums and fees in this region for the year ended December 31, 2002.

  ASIA/PACIFIC

     The Company operates in the Asia/Pacific region in the following countries:
South Korea, Taiwan, Hong Kong, Indonesia and India. The operations in South Korea and Taiwan represented approximately 96% of the total premiums and fees in this region for the year ended December 31, 2002. The South Korean operation offers individual life insurance, savings and retirement and non-medical health products, as well as group life and retirement products. The Taiwanese operation offers individual life, accident and health, and personal travel insurance products, as well as group life and group accident and health insurance products. The Company has received approval to operate a joint venture and pursue licensing in China. During 2002, the Company closed its Philippine operation.

  EUROPE

     During 2002, the Company operated in Spain, Portugal and Poland. In December 2002, MetLife announced its exit from the Polish market. The Company's withdrawal from this market was based on a thorough evaluation of the market, which indicated diminished prospect for significant growth and profitability. The operations in Spain and Portugal sell individual and group life insurance, retirement and savings, as well as auto and homeowners products through their own sales forces, direct channels and independent third parties.

FUTURE POLICY BENEFITS

     MetLife establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations at such time as an annuitant takes income, a policy matures or surrenders or an insured dies or becomes disabled. MetLife computes the amounts for future policy benefits reported in its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     In establishing these liabilities, MetLife distinguishes between short duration and long duration contracts. Short duration contracts arise from the group life and group dental businesses. The liability for future policy benefits for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending claims as of the valuation date. Long duration contracts consist of traditional life, term, non-participating whole life, individual disability, group long-term disability and long-term care contracts. MetLife determines future policy benefits for long duration contracts using assumptions based on current experience, plus a margin for adverse deviation for these policies. Where they exist, MetLife amortizes deferred policy acquisition costs in relation to the associated gross margins or premium.

     MetLife also distinguishes between investment contracts, limited pay contracts and universal life-type contracts. The future policy benefits for these products primarily consist of policyholders' account balances. The Company also establishes liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder funds (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). Investment contracts primarily consist of individual annuity and certain group pension contracts that have limited or no mortality risk. MetLife amortizes the deferred policy acquisition costs on these contracts in relation to estimated gross profits. Limited pay contracts primarily consist of single premium immediate individual and group pension annuities. For limited pay contracts, the Company defers the excess of the gross premium over the net premium and recognizes such excess into income in relation to anticipated future benefit payments. Universal life-type contracts consist of universal and variable life contracts. The Company amortizes deferred policy acquisition costs for limited pay and universal life-type contracts using the product's estimated gross profits. For universal life-type contracts with front-end loads, MetLife defers the charge and amortizes the unearned revenue using the product's estimated gross profits.

     The liability for future policy benefits for participating traditional life insurance is the net level reserve using the policy's guaranteed mortality rates and the dividend fund interest rate or nonforfeiture interest rate, as applicable. MetLife amortizes deferred policy acquisition costs in relation to the product's estimated gross margins.

     The Auto & Home segment establishes liabilities to account for the estimated ultimate costs of losses and loss adjustment expenses for claims that have been reported but not yet settled, and claims incurred but not reported. It bases unpaid losses and loss adjustment expenses on:

     - case estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations;

     - estimates of incurred but not reported losses based upon past experience;

     - estimates of losses on insurance assumed primarily from involuntary market mechanisms; and

     - estimates of future expenses to be incurred in settlement of claims.

     MetLife deducts estimated amounts of salvage and subrogation from unpaid losses and loss adjustment expenses. Implicit in all these estimates are underlying assumptions about rates of inflation because MetLife determines all estimates using expected amounts to be paid. MetLife derives estimates for the development of reported claims and for incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. Similarly, MetLife derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business. MetLife anticipates ultimate recoveries from salvage and subrogation principally on the basis of historical recovery patterns.

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

     The New York Insurance Law and regulations require certain MetLife entities to submit to the New York Superintendent of Insurance or other state insurance departments, with each annual report, an opinion and memorandum of a "qualified actuary" that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See
"-- Regulation -- Insurance Regulation -- Policy and contract reserve sufficiency analysis."

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of its liabilities, MetLife cannot precisely determine the amounts that it will ultimately pay with respect to these liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future. Furthermore, the Company has experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism that may have an adverse impact on its business, results of operations and financial condition. Catastrophes can be caused by various events, including, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards) and fires. Due to their nature, the Company cannot predict the incidence, timing and severity of catastrophes and acts of terrorism, but the Company makes broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- September 11, 2001 Tragedies." However, MetLife believes its liabilities for future benefits are adequate to cover the ultimate benefits. MetLife periodically reviews its estimates of liabilities for future benefits and compares them with its actual experience. It revises estimates, when appropriate, if it determines that future expected experience differs from assumptions used in the development of liabilities.

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

     The Company has established senior level oversight of the underwriting process that facilitates quality sales and serving the needs of its customers, while supporting its financial strength and business objectives. The Company's goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in its product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and the Company.

     Individual and group product pricing reflects the Company's insurance underwriting standards. Product pricing of insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Product specifications are designed to prevent greater than expected mortality, and the Company periodically monitors mortality and morbidity assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency, and optionality.

     Unique to group insurance pricing is experience rating. MetLife employs both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the period of time in question.

     MetLife continually reviews its underwriting and pricing guidelines so that its policies remain competitive and supportive of its marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that MetLife's underwriting and pricing guidelines are appropriate.

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

     Subject to very few exceptions, agents in each of Auto & Home's distribution channels, as well as in MetLife's Institutional segment, have binding authority for risks which fall within Auto & Home's published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, Auto & Home generally has the right within a specified period (usually the first 60 days) to cancel any policy.

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

REINSURANCE ACTIVITY

     MetLife cedes premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by MetLife depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. The Company also reinsures low mortality risk reinsurance treaties with other reinsurance companies. It also reinsures when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

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

 INDIVIDUAL

     MetLife currently reinsures up to 90% of the mortality risk for all new individual life insurance policies that it writes through its various insurance companies. This practice was initiated for different products starting at various points in time between 1992 and 2000. In addition, in 1998, MetLife reinsured substantially all of the mortality risk on its universal life policies issued since 1983.

     In addition to reinsuring mortality risk, MetLife reinsures other risks and specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. MetLife's retention limits per life vary by franchise and according to the characteristics of the particular risks.

     MetLife reinsures its business through a diversified group of reinsurers. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks of specific characteristics.

 AUTO & HOME

     Auto & Home purchases reinsurance to control the Company's exposure to large losses (primarily catastrophe losses) and to protect surplus. Auto & Home cedes to reinsurers a portion of risks and pays premiums based upon the risk and exposure of the policies subject to reinsurance.

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

     The National Association of Insurance Commissioners ("NAIC") has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The New York Insurance Department (the "Department"), Metropolitan Life's principal insurance regulator, has not received its accreditation as a result of the New York legislature's failure to adopt certain model NAIC laws. The Company does not believe that this will have a significant impact upon its ability to conduct its insurance businesses.

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

     In the past five years, the aggregate assessments levied against MetLife's insurance subsidiaries have not been material. While the amount and timing of future assessments are not predictable, the Company has established liabilities for guaranty fund assessments that it considers adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Insolvency Assessments."

     Statutory examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. These examinations are generally conducted in cooperation with the departments of two or three other states, representing each of the NAIC zones, under guidelines promulgated by the NAIC. On March 1, 2000, the Department completed an examination of Metropolitan Life for each of the five years in the period ended December 31, 1998 which included recommendations for certain changes in recordkeeping processes, but did not result in a fine. For the three-year period ended December 31, 2002, MetLife, Inc. has not received any material adverse findings resulting from state insurance department examinations of its other insurance subsidiaries.

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

     NAIC ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC calculates annually 13 financial ratios to assist state regulators in monitoring the financial condition of insurers. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments. In 2002, two of the 13 financial ratios for Metropolitan Life fell outside the usual range, one of which is directly related to the creation of the statutory Corporate Asset segment during 2002. The Company created the statutory Corporate Asset segment in order to better coordinate the GAAP management of its business with the requirements of statutory reporting and investment income allocation. Had the ratio been recalculated assuming the statutory Corporate Asset segment existed prior to 2002, the ratio would have been inside the usual range. In 2001, five of the 13 financial ratios for Metropolitan Life fell outside the usual range, three of which were a direct result of certain transactions between the Holding Company, Metropolitan Life and Metropolitan Insurance and Annuity Company. These transactions were approved by the applicable individual state insurance departments. The adoption of new statutory accounting principles in 2001 resulted in one of the ratios falling outside of the usual range. The Company does not anticipate any inquiries as a result of these departures.

     Policy and contract reserve sufficiency analysis. Under the New York Insurance Law, Metropolitan Life is required to conduct annually an analysis of the sufficiency of all life and health insurance and annuity statutory reserves. Additionally, other life insurance affiliates are subject to similar requirements in their states of domicile. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since the inception of this requirement, Metropolitan Life and all other insurance subsidiaries required by other jurisdictions to provide similar opinions have provided them without qualifications.

     Surplus and capital. The New York Insurance Law requires New York domestic stock life insurers to maintain minimum capital. At December 31, 2002, Metropolitan Life's capital was in excess of such required minimum. Since the demutualization, Metropolitan Life has continued to offer participating policies. Metropolitan Life is subject to statutory restrictions that limit to 10% the amount of statutory profits on participating policies written after the demutualization (measured before dividends to policyholders) that can inure to the benefit of stockholders. Since the demutualization, the impact of these restrictions on net income has not been, and Metropolitan Life believes that in the future it will not be, significant.

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

     Risk-based capital ("RBC"). The New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items; similar rules apply to each of the Holding Company's U.S. insurance subsidiaries domiciled in other jurisdictions. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Department uses the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The New York Insurance Law imposes broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the Department as to the use and publication of RBC data.

     The New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2002, Metropolitan Life's total adjusted capital was in excess of each of those RBC levels.

     Each of the U.S. insurance subsidiaries of the Holding Company is also subject to certain RBC requirements. At December 31, 2002, the total adjusted capital of each of these insurance subsidiaries also was in excess of each of those RBC levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company -- Support Agreements."

     The NAIC adopted the Codification of Statutory Accounting Principles (the "Codification") which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification, with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. Effective December 31, 2002, the Department adopted a modification to its regulations to be consistent with the Codification with respect to the admissibility of deferred income taxes by New York insurers, subject to certain limitations. The adoption of the Codification as modified by the Department, did not adversely affect Metropolitan Life's statutory capital and surplus. Further modifications by state insurance departments may impact the effect of the Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

     Regulation of investments. Each of the Holding Company's insurance subsidiaries is subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by each of its insurance subsidiaries complied with such regulations at December 31, 2002.

     Federal initiatives. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, the repeal of the federal estate tax, the exclusion of federal income tax on corporate dividends, the creation of more flexible tax advantaged or tax exempt savings accounts with higher contribution limits, and the replacement of certain traditional retirement annuities with a more general employer retirement savings account. It is possible that the repeal of the tax on corporate dividends could adversely affect annuity sales by life insurers, including the Company, by decreasing demand for products which offer tax-deferred growth of assets. In addition, the demand for annuities could decrease if the new, tax-favored savings accounts are adopted, as they may be subject to more favorable tax treatment than annuities. The Company cannot predict whether these initiatives will be adopted as proposed, or what impact, if any, such proposals may have on the Company's business, results of operation or financial condition.

     Members of Congress are scheduled to hold hearings in 2003 on possible federal legislation that would allow a state-chartered and regulated insurer, such as MetLife's U.S. insurance subsidiaries, to choose instead to be regulated exclusively by a federal insurance regulator. The Company does not believe that these discussions will lead to any new law in this area during the 108th Congress.

     Legislative Developments. On May 26, 2001, President Bush signed into law the Economic Growth and Taxpayer Relief Reconciliation Act, which includes the repeal of the federal estate tax over a ten-year period. The Company believes that the repeal of the federal estate tax has resulted in reduced sales and could continue to impact sales of some of the Company's estate planning products, including survivorship/second to die life insurance policies; however, the Company does not expect the repeal to have a material adverse impact on its overall business.

     For a discussion of the Gramm-Leach-Bliley Act of 1999, permitting affiliations between banks and insurers, see "-- Competition."

     Management cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on the Company's business, results of operations and financial condition.

 BROKER/DEALER AND SECURITIES REGULATION

     Some of MetLife, Inc.'s subsidiaries and certain policies and contracts offered by them, are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission. Some of MetLife, Inc.'s subsidiaries are investment advisers registered under the Investment Advisers Act of 1940, as amended. In addition, some separate accounts and a variety of mutual funds are registered under the Investment Company Act of 1940, as amended. Some annuity contracts and insurance policies issued by the Company are funded by separate accounts, the interests in which are registered under the Securities Act of 1933, as amended. Some of MetLife, Inc.'s subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended, and are members of the National Association of Securities Dealers, Inc. These broker/dealers may also be registered under various state securities laws.

     Some of MetLife, Inc.'s subsidiaries also have certain pooled investment vehicles that are exempt from registration under the Securities Act and the Investment Company Act, but may be subject to certain other provisions of such acts.

     Federal and state securities regulatory authorities from time to time make inquiries regarding compliance by MetLife, Inc. and its subsidiaries with securities and other laws and regulations regarding the conduct of their securities businesses. MetLife cooperates with such inquiries and takes corrective action when warranted.

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

 ENVIRONMENTAL CONSIDERATIONS

     As an owner and operator of real property, the Company is subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, the Company holds equity interests in companies that could potentially be subject to environmental liabilities. The Company routinely has environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. The Company cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to management, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on the Company's business, results of operations or financial condition.

 ERISA CONSIDERATIONS

     The Company provides products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or the Internal Revenue Code of 1986, as amended (the "Code"). As such, its activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

     In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are "plan assets." Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer's general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 ("Transition Policy"). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. Insurers issuing new policies -- other than guaranteed benefit policies -- after December 31, 1998 will generally be subject to fiduciary obligations under ERISA.

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

  FINANCIAL HOLDING COMPANY REGULATION

     Regulatory agencies. In connection with its acquisition of a federally-chartered commercial bank, the Holding Company became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). In addition, the Holding Company's banking subsidiary is subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and secondarily by the FRB and the Federal Deposit Insurance Corporation ("FDIC").

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

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2002, MetLife, Inc. and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Consumer Protection Laws. Numerous other federal and state laws also affect the Holding Company and its subsidiary bank's earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution's privacy policy to customers. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Change of Control. Because MetLife, Inc. is a "financial holding company" and "bank holding company" under the federal banking laws, no person may acquire control of MetLife, Inc. without the prior approval of the FRB. A change of control is conclusively presumed upon acquisitions of 25% or more of any class of voting securities and rebuttably presumed upon acquisitions of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.'s ownership of MetLife Bank, N.A., a national bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

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

     In 1999, the GLB Act was adopted, implementing fundamental changes in the regulation of the financial services industry in the U.S. With the passage of this Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

     The Company must attract and retain productive sales representatives to sell its insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. The Company competes with other insurers for sales representatives primarily on the basis of its financial position, support services and compensation and product features. See "-- Individual -- Marketing and Distribution." MetLife continues to undertake several initiatives to grow the MetLife Financial Services career agency force. The Company cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and the Company's results of operations and financial position could be materially adversely affected if it is unsuccessful in attracting and retaining agents.

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

     Congress periodically considers reforms to the nation's health care system. While the Company offers non-medical health insurance products (such as group dental insurance, long-term care and disability insurance), it generally does not offer medical indemnity products or managed care products, and, accordingly, it does not expect to be directly affected by such proposals to any significant degree. However, the uncertain environment resulting from health care reform could cause group health insurance providers to enter some of the markets in which the Company does business, thereby increasing competition.

COMPANY RATINGS

  FINANCIAL STRENGTH RATINGS

     Financial strength ratings are a factor in establishing the competitive position of insurers. The Company's financial strength ratings as of the date of this filing are listed in the table below:

RATING AGENCY           COMPANIES RATED                                       RATING         RATING STRUCTURE
-------------           ---------------                                       ------         ----------------
Moody's Investors       Metropolitan Life Insurance Company                     Aa2          Second highest of
  Service               General American Life Insurance Company            ("Excellent")     nine rating
                        MetLife Investors Insurance Company                                  categories and
                        New England Life Insurance Company                                   mid-range within
                                                                                             the category based
                                                                                             on modifier (e.g.,
                                                                                             Aa1, Aa2 and Aa3
                                                                                             are "Excellent")

                        MetLife Investors USA Insurance Company                 Aa3          Second highest of
                        Metropolitan Insurance and Annuity Company         ("Excellent")     nine rating
                        Metropolitan Property and Casualty Insurance                         categories and
                        Company                                                              lowest within the
                                                                                             category based on
                                                                                             modifier

                        RGA Reinsurance Company                                 A1           Third highest of
                                                                             ("Good")        nine rating
                                                                                             categories and
                                                                                             highest within the
                                                                                             category based on
                                                                                             modifier (e.g., A1,
                                                                                             A2 and A3 are
                                                                                             "Good")

                        Metropolitan Life Insurance Company                     P-1          Highest of four
                          (Short-term rating)                              ("Superior")      rating categories

Standard & Poor's       Metropolitan Life Insurance Company                     AA           Second highest of
                        First MetLife Investors Insurance Co.             ("Very Strong")    nine rating
                        General American Life Insurance Company                              categories and
                        MetLife Investors Insurance Company                                  mid-range within
                        MetLife Investors Insurance Company of                               the category based
                        California                                                           on modifiers (e.g.,
                        MetLife Investors USA Insurance Company                              AA+, AA and AA- are
                        Metropolitan Insurance and Annuity Company                           "Very Strong")
                        New England Life Insurance Company
                        Paragon Life Insurance Company
                        Security Equity Life Insurance Company

                        Metropolitan Casualty Insurance Company                 AA-          Second highest of
                        Metropolitan Direct Property and Casualty         ("Very Strong")    nine rating
                          Insurance Co.                                                      categories and
                        Metropolitan General Insurance Company                               lowest within the
                        Metropolitan Group Property & Casualty                               category based on
                          Insurance Co.                                                      modifier
                        Metropolitan Property and Casualty Insurance
                        Company
                        Metropolitan Lloyds Insurance Company of Texas
                        RGA Reinsurance Company

                        Metropolitan Life Insurance Company                    A-1+          Highest of six
                          (Short-term rating)                               ("Extremely      rating categories
                                                                             Strong")        and highest within
                                                                                             the category based
                                                                                             on modifier


RATING AGENCY           COMPANIES RATED                                       RATING         RATING STRUCTURE
-------------           ---------------                                       ------         ----------------
A.M. Best Company       Metropolitan Life Insurance Company                     A+           Highest of nine
                        First MetLife Investors Insurance Company          ("Superior")      rating categories
                        General American Life Insurance Company                              and lowest within
                        MetLife Investors Insurance Company                                  the category based
                        MetLife Investors Insurance Company of                               on modifier (e.g.,
                        California                                                           A++ and A+ are
                        MetLife Investors USA Insurance Company                              "Superior")
                        Metropolitan Tower Life Insurance Company
                        New England Life Insurance Company
                        Paragon Life Insurance Company
                        RGA Reinsurance Company
                        Security Equity Life Insurance Company

                        Metropolitan Insurance and Annuity Company               A           Second highest of
                        Metropolitan Property and Casualty Insurance       ("Excellent")     nine rating
                          Company                                                            categories and
                        Texas Life Insurance Company                                         highest within the
                                                                                             category based on
                                                                                             modifier (e.g., A
                                                                                             and A- are
                                                                                             "Excellent")

Fitch Ratings           Metropolitan Life Insurance Company                     AA           Second highest of
                        General American Life Insurance Company           ("Very Strong")    eight rating
                        MetLife Investors Insurance Company                                  categories and
                        MetLife Investors USA Insurance Company                              highest within the
                        New England Life Insurance Company                                   category based on
                        Paragon Life Insurance Company                                       modifier (e.g.,
                        Security Equity Life Insurance Company                               AA+, AA and AA- are
                                                                                             "Very High")

     The foregoing ratings reflect each rating agency's opinion of Metropolitan Life and the Company's other insurance subsidiaries' financial strength, operating performance and ability to meet policyholder obligations, and are not evaluations directed toward the protection of MetLife, Inc.'s securityholders.

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

  CREDIT RATINGS

     Credit ratings are also a factor in establishing the competitive position of insurers and are important to the Company's ability to raise capital through the issuance of debt and may impact the cost of such financing. The Company's credit ratings as of the date of this filing are listed in the table below:

RATING AGENCY           COMPANIES RATED                                     RATING         RATING STRUCTURE
-------------           ---------------                                     ------         ----------------
Moody's Investors       Metropolitan Life Insurance Company                   A1           Third highest of
  Service                 (Surplus Notes)                               ("Upper Medium     nine rating
                        General American Life Insurance Company            Grade")         categories and
                          (Surplus Notes)                                                  highest within the
                                                                                           category based on
                                                                                           modifier (e.g., A1,
                                                                                           A2 and A3 are
                                                                                           "Upper Medium
                                                                                           Grade")


RATING AGENCY           COMPANIES RATED                                     RATING         RATING STRUCTURE
-------------           ---------------                                     ------         ----------------
                        MetLife, Inc. (Senior Unsecured)                      A2           Third highest of
                                                                        ("Upper Medium     nine rating
                                                                           Grade")         categories and
                                                                                           second highest
                                                                                           within the category
                                                                                           based on modifier

                        GenAmerica Capital I (Preferred Stock)                A3           Third highest of
                                                                        ("Upper Medium     nine rating
                                                                           Grade")         categories and
                                                                                           lowest within the
                                                                                           category based on
                                                                                           modifier

                        Reinsurance Group of America, Incorporated           Baa1          Fourth highest of
                          (Senior Unsecured)                           ("Medium Grade")    nine rating
                                                                                           categories and
                                                                                           highest within the
                                                                                           category based on
                                                                                           modifier (e.g.,
                                                                                           Baa1, Baa2 and Baa3
                                                                                           are "Medium Grade")

                        MetLife, Inc. (Commercial Paper)                     P-1           Highest of four
                        MetLife Funding, Inc. (Commercial Paper)         ("Superior")      rating categories

Standard & Poor's       Metropolitan Life Insurance Company             A+ ("Strong")      Third highest of
                          (Surplus Notes)                                                  ten rating
                        General American Life Insurance Company                            categories and
                          (Surplus Notes)                                                  highest within the
                                                                                           category based on
                                                                                           modifier (e.g. A+,
                                                                                           A and A- are
                                                                                           "Strong")

                        MetLife, Inc. (Senior Unsecured)                      A            Third highest of
                                                                          ("Strong")       ten rating
                                                                                           categories and
                                                                                           mid-range within
                                                                                           the category based
                                                                                           on modifier

                        Reinsurance Group of America, Incorporated            A-           Third highest of
                          (Senior Unsecured)                              ("Strong")       ten rating
                                                                                           categories and
                                                                                           lowest within the
                                                                                           category based on
                                                                                           modifier

                        MetLife Funding, Inc. (Commercial Paper)             A-1+          Highest of six
                                                                         ("Extremely       rating categories
                                                                           Strong")        and highest within
                                                                                           the category based
                                                                                           on modifier

                        MetLife, Inc. (Commercial Paper)                     A-1           Highest of six
                                                                          ("Strong")       rating categories
                                                                                           and lowest within
                                                                                           the category based
                                                                                           on modifier


RATING AGENCY           COMPANIES RATED                                     RATING         RATING STRUCTURE
-------------           ---------------                                     ------         ----------------
                        MetLife Capital Trust I (Preferred Stock)            BBB+          Fourth highest of
                                                                         ("Adequate")      ten rating
                                                                                           categories and
                                                                                           highest within the
                                                                                           category based on
                                                                                           modifier (e.g.,
                                                                                           BBB+, BBB and BBB-
                                                                                           are "Adequate")

A.M. Best Company       MetLife, Inc. (Senior Unsecured)                      a+           Third highest of
                        Metropolitan Life Insurance Company               ("Strong")       eight rating
                          (Surplus Notes)                                                  categories and
                        New England Life Insurance Company                                 highest within the
                          (Surplus Notes)                                                  category based on
                                                                                           modifier (e.g. a+,
                                                                                           a and a- are
                                                                                           "Strong")

                        Reinsurance Group of America, Incorporated            a            Third highest of
                          (Senior Unsecured)                              ("Strong")       eight rating
                                                                                           categories and
                                                                                           mid-range within
                                                                                           the category based
                                                                                           on modifier

                        MetLife, Inc. (Commercial Paper)                    AMB-1+         Highest of five
                        MetLife Funding, Inc. (Commercial Paper)         ("Superior")      rating categories

Fitch Ratings           Metropolitan Life Insurance Company                   A+           Third highest of
                          (Surplus Notes)                                 ("Strong")       eight rating
                                                                                           categories and
                                                                                           highest within the
                                                                                           category based on
                                                                                           modifier (e.g., A+,
                                                                                           A and A- are
                                                                                           "Strong")

                        MetLife, Inc. (Senior Unsecured)                      A            Third highest of
                                                                          ("Strong")       eight rating
                                                                                           categories and
                                                                                           mid-range within
                                                                                           the category based
                                                                                           on modifier

                        MetLife Capital Trust I (Preferred Stock)             A-           Third highest of
                        Reinsurance Group of America, Incorporated        ("Strong")       eight rating
                          (Senior Unsecured)                                               categories and
                                                                                           lowest within the
                                                                                           category based on
                                                                                           modifier

                        MetLife Funding, Inc. (Commercial Paper)             F1+           Highest of six
                                                                         ("Highest")       rating categories
                                                                                           and highest within
                                                                                           the category based
                                                                                           on modifier (e.g.
                                                                                           F1+, F1 and F1- are
                                                                                           "Highest")

                        MetLife, Inc. (Commercial Paper)                      F1           Highest of six
                                                                         ("Highest")       rating categories
                                                                                           and mid-range
                                                                                           within the category
                                                                                           based on modifier

EMPLOYEES

     At December 31, 2002, the Company employed approximately 48,500 employees. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the executive officers of MetLife, Inc. and Metropolitan Life:

          ROBERT H. BENMOSCHE, age 58, has been a Director of MetLife, Inc. since August 1999 and Chairman of the Board, President and Chief Executive Officer of MetLife, Inc. since September 1999. He has been a Director of Metropolitan Life since 1997 and Chairman of the Board, President and Chief Executive Officer of Metropolitan Life since July 1998, was President and Chief Operating Officer from November 1997 to June 1998, and was Executive Vice President from September 1995 to October 1997. Previously, he was Executive Vice President of PaineWebber Group Incorporated, a full service securities and commodities firm, from 1989 to 1995.

          GERALD CLARK, age 59, has been a Director of MetLife, Inc. since August 1999 and Vice Chairman of the Board and Chief Investment Officer of MetLife, Inc. since September 1999. He has been a Director of Metropolitan Life since 1997 and Vice Chairman of the Board and Chief Investment Officer of Metropolitan Life since July 1998, was Senior Executive Vice President and Chief Investment Officer from December 1995 to July 1998, and was Executive Vice President and Chief Investment Officer from September 1992 to December 1995.

          STEWART G. NAGLER, age 60, has been a Director and Vice Chairman of the Board and Chief Financial Officer of MetLife, Inc. since September 1999. He has been a Director of Metropolitan Life since 1997 and Vice Chairman of the Board and Chief Financial Officer of Metropolitan Life since July 1998, and was its Senior Executive Vice President and Chief Financial Officer from April 1993 to July 1998. Mr. Nagler also serves as a Director and Chairman of the Board of RGA.

          GARY A. BELLER, age 64, has been Senior Executive Vice President and General Counsel of MetLife, Inc. since September 1999 and of Metropolitan Life since February 1998. He was Executive Vice President and General Counsel of Metropolitan Life from August 1996 to January 1998, and Executive Vice President and Chief Legal Officer from November 1994 to July 1996.

          DANIEL J. CAVANAGH, age 63, has been Executive Vice President of Operations and Technology of MetLife, Inc. since March 1999. He was Senior Vice President in charge of information systems from 1983 to 1991, Vice President from 1975 to 1983, Assistant Vice President from 1973 to 1975, a manager in electronic development from 1972 to 1975, and joined the Company as an insurance trainee in the industrial insurance department in 1957. He was appointed president of Metropolitan Property and Casualty Insurance Company in 1991, its Chief Executive Officer from 1993 to March 1999 and has been a director since 1986.

          C. ROBERT HENRIKSON, age 55, has been President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. since July 2002. He served as President of Institutional Business of MetLife, Inc. since September 1999 and President of Institutional Business of Metropolitan Life since May 1999. He was Senior Executive Vice President, Institutional Business, of Metropolitan Life from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of a number of subsidiaries of Metropolitan Property and Casualty Insurance Company.

          CATHERINE A. REIN, age 60, has been Senior Executive Vice President of MetLife, Inc. since September 1999 and President and Chief Executive Officer of Metropolitan Property and Casualty Insurance Company since March 1999. She has been Senior Executive Vice President of Metropolitan Life since February 1998 and was Executive Vice President from October 1989 to February 1998.

          WILLIAM J. TOPPETA, age 54, has been President of International of MetLife, Inc. since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of Metropolitan Life from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of Metropolitan Life from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and its President and Chief Executive Officer, Canadian Operations, from July 1993 to October 1995.

          LISA M. WEBER, age 40, has been Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. and Metropolitan Life since June 2001. She was Executive Vice President of MetLife, Inc. and Metropolitan Life from December 1999 to June 2001 and head of Human Resources of Metropolitan Life since March 1998. She was Senior Vice President of MetLife, Inc. from September 1999 to November 1999 and Senior Vice President of Metropolitan Life from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years.

TRADEMARKS

     MetLife has a worldwide trademark portfolio that it considers important in the marketing of its products and services, including, among others, the trademark "MetLife" and the license to use the Peanuts(R) characters. MetLife has the exclusive right to use the Peanuts(R) characters in the area of financial services and health care benefit services in the U.S. and some foreign countries under an advertising and premium agreement with United Feature Syndicate. The agreement with United Feature Syndicate expires on December 31, 2012. The Company believes that its rights in its trademarks are well protected.

AVAILABLE INFORMATION

     MetLife makes available, free of charge, on its website (www.metlife.com) through the Investor Relations page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports as soon as reasonably practicable after MetLife files (or furnishes) such reports to the U.S. Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     One Madison Avenue in New York, New York currently serves as the Company's headquarters, and it, along with the adjacent MetLife Tower, contains approximately 1.4 million rentable square feet of space. The Company has leased One Madison Avenue and the MetLife Tower to Credit Suisse First Boston (USA), Inc. ("CSFB"), under a long-term lease. MetLife has subleased for its own use a portion of One Madison Avenue and the Tower pursuant to a sublease from CSFB. CSFB is occupying portions of One Madison Avenue and the Tower and expects to complete its occupancy in stages through late 2003. MetLife continues to vacate portions of One Madison Avenue and the Tower and occupies approximately 365,000 rentable square feet as of December 2002 (which is the square footage subleased to MetLife on a long-term basis under the sublease from CSFB). At December 31, 2002, the Company occupied approximately 404,000 rentable square feet in Long Island City, New York under a long-term lease arrangement. Over 950 employees are resident in that facility (most of whom formerly resided in One Madison Avenue). An addition to that facility is currently under construction and is slated for completion in late 2003. That expansion will contain approximately 282,000 rentable square feet on 13 floors and is expected to house an additional 900 employees.

     In December 2002, the Company entered into a sale-leaseback of the headquarters building of New England Life Insurance Company (formerly New England Mutual Life Insurance Company) located on Boylston Street in Boston containing approximately 560,000 rentable square feet. Under the terms of the sale-leaseback arrangement, the Company will occupy 465,000 rentable square feet for one year and then 210,000 square feet for the next four years. The sale-leaseback provides the Company with rights of termination after year three, as well as the right to renew after year five.

     The Company continues to own 16 other buildings in the U.S. that it uses in the operation of its business. These buildings contain approximately 3.1 million rentable square feet and are located in the following states: Florida, Illinois, Massachusetts, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. The Company's computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. The Company leases space in approximately 715 other locations throughout the U.S., and these leased facilities consist of approximately 7.2 million rentable square feet. Approximately 51% of these leases are occupied as sales offices for the Individual segment, and the Company uses the balance for its other business activities. It also owns four buildings outside the U.S., comprising more than 386,000 rentable square feet. The Company leases approximately 100,000 rentable square feet in various locations outside the

U.S. Management believes that its properties are suitable and adequate for the Company's current and anticipated business operations.

     The Company arranges for property and casualty coverage on its properties, taking into consideration its risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, the Company has arranged $650 million of annual terrorist coverage on its real estate portfolio, effective March 1, 2003.

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

     Similar sales practices class actions against New England Mutual, with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, have been settled. In October 2000, a federal court approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by New England Mutual between January 1, 1983 through August 31, 1996. The class includes owners of approximately 600,000 in-force or terminated policies. A federal court has approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by General American between January 1, 1982 through December 31, 1996. An appellate court has affirmed the order approving the settlement. The class includes owners of approximately 250,000 in-force or terminated policies. Implementation of the General American class action settlement is proceeding.

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of December 31, 2002, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 35 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In March 2002, a purported class action complaint was filed in a federal court in Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of corporations and banks that purchased participating life insurance policies, as well as persons who purchased participating policies for use in pension plans or through work site marketing. These policyholders were not part of the New England Mutual class action settlement noted above. The action was transferred to a federal court in Massachusetts. New England Mutual moved to dismiss the case and in November 2002, the federal district court dismissed the case. S-G Metals has filed a notice of appeal. New England Mutual intends to continue to defend itself vigorously against the case.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

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

     Asbestos-Related Claims

     Metropolitan Life is a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers' compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in such cases.

     Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life's defenses (beyond denial of certain factual allegations) to plaintiffs' claims include that: (i) Metropolitan Life owed no duty to the plaintiffs -- it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In defending asbestos cases, Metropolitan Life selects various strategies depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life's judgment, best protect Metropolitan Life's interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. In early 2002 and in early 2003, two trial courts granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

     The following table sets forth the total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years:

                                                          AT OR FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                            (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year end
  (approximate)........................................   106,500    89,000    73,000
Number of new claims during the year (approximate).....    66,000    59,500    54,500
Settlement payments during the year(1).................     $95.1     $90.7     $71.1

---------------

(1) Settlement payments represent payments made by Metropolitan Life during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life's attorneys' fees and expenses and do not reflect amounts received from insurance carriers.

     During the fourth quarter of 2002, Metropolitan Life analyzed its claims experience and reviewed external publications and numerous variables to identify trends and assessed their impact on its recorded asbestos liability. Certain publications suggest a trend towards more asbestos-related claims and a greater awareness of asbestos litigation generally by potential plaintiffs and plaintiffs' lawyers. Plaintiffs' lawyers continue to advertise heavily with respect to asbestos litigation. Bankruptcies and reorganizations of other defendants in asbestos litigation may increase the pressures on remaining defendants, including Metropolitan Life. Through the first nine months of 2002, the number of new claims received by Metropolitan Life was lower than those received during the comparable 2001 period. However, the number of new claims received by Metropolitan Life during the fourth quarter of 2002 was significantly higher than those received in the prior year quarter, resulting in more new claims being received by Metropolitan Life in 2002 than in 2001. Factors considered also included expected trends in filing cases, the dates of initial exposure of plaintiffs to asbestos, the likely percentage of total asbestos claims which included Metropolitan Life as a defendant and experience in claims settlement negotiations.

     Metropolitan Life also considered views derived from actuarial calculations it made in the fourth quarter of 2002. These calculations were made using, among other things, current information regarding Metropolitan Life's claims and settlement experience, information available in public reports, as well as a study regarding the possible future incidence of mesothelioma. Based on all of the above information, including greater than expected claims experience over the last three years, Metropolitan Life expects to receive more claims in the future than it had previously expected. Previously, Metropolitan Life's liability reflected that the increase in asbestos-related claims was a result of an acceleration in the reporting of such claims; the liability now reflects that such an increase is also the result of an increase in the total number of asbestos-related claims expected to be received by Metropolitan Life. Accordingly, Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related liability (after the self-insured retention) is within the coverage of the excess insurance policies discussed below.

     During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company's operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company's liquidity.

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim will be made under the excess insurance policies in 2003 for the amounts paid with respect to asbestos litigation in excess of the retention. Based on performance of the reference fund, at December 31, 2002, the loss reimbursements to Metropolitan Life in 2003 and the recoverable with respect to later periods will be $42 million less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. The foregone loss reimbursements are estimated to be $9 million with respect to 2002 claims and $42 million in the aggregate.

     The $402 million increase in the recorded liability for asbestos claims less the foregone loss reimbursement adjustment of $42 million ($27 million, net of income tax) resulted in an increase in the recoverable of $360 million. At December 31, 2002, a portion ($136 million) of the $360 million recoverable was recognized in income while the remainder ($224 million) was recorded as a deferred gain which is expected to be recognized in income in the future over the estimated settlement period of the excess insurance policies. The $402 million increase in the recorded liability, less the portion of the recoverable recognized in income, resulted in a net expense of $266 million ($169 million, net of income tax). The $360 million recoverable may change depending on the future performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index.

     As a result of the excess insurance policies, $1,237 million is recorded as a recoverable at December 31, 2002 ($224 million of which is recorded as a deferred gain as mentioned above); the amount includes recoveries expected to be obtained in 2003 for amounts paid in 2002. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts.

     Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. It is likely that bills will be introduced in 2003 in the United States Congress to reform asbestos litigation. While the Company strongly supports reform efforts, there can be no assurance that legislative reforms will be enacted. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

     The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     Property and Casualty Actions

     Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. A settlement has been reached in the Georgia class action; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. The settlement is being implemented. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Total loss valuation methods are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. The court has dismissed the action. An appeal has been filed. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action was filed in New York state court in New York County on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life's motion to dismiss this case was granted in a decision filed on October 31, 2002. Plaintiff has withdrawn her notice of appeal. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. In January 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The Holding Company, Metropolitan Life, the trustee of the policyholder trust, and certain present and former individual directors and officers of Metropolitan Life are named as defendants. Plaintiffs' allegations concern the treatment of the cost of the settlement in connection with the demutualization of Metropolitan Life and the adequacy and accuracy of the disclosure, particularly with respect to those costs. Plaintiffs seek compensatory, treble and punitive damages, as well as attorneys' fees and costs. The defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted on February 14, 2003. The defendants' motion to dismiss is pending. Plaintiffs have filed a motion for class certification which the Texas court has adjourned. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest them vigorously.

     Race-Conscious Underwriting Claims

     Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Metropolitan Life has cooperated fully with that inquiry. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life has entered into settlement agreements to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. The class action settlement, which has received preliminary approval from the court, must receive final approval before it can be implemented. A fairness hearing was held on February 7, 2003. The regulatory settlement agreement is conditioned upon final approval of the class action settlement. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters and believes that charge is adequate to cover the costs associated with these settlements.

     Sixteen lawsuits involving approximately 125 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

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

     A putative class action lawsuit is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The district court denied the parties' cross-motions for summary judgment to allow for discovery. Discovery has not yet commenced pending the court's ruling as to the timing of a class certification motion. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases awarded in 1977, 1980, 1989, 1992, 1996 and 2001, as well as increases awarded in earlier years. Metropolitan Life is vigorously defending itself against these allegations.

     A reinsurer of universal life policy liabilities of Metropolitan Life and certain affiliates is seeking rescission and has commenced an arbitration proceeding claiming that, during underwriting, material misrepresentations or omissions were made. The reinsurer also has sent a notice purporting to increase reinsurance premium rates. Metropolitan Life and these affiliates intend to vigorously defend themselves against the claims of the reinsurer, including the purported rate increase.

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

     Summary

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2002.

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

     The following table presents high and low closing prices for the Common Stock on the NYSE for the periods indicated, and the dividends declared per share:

                                                                   2002
                                                     ---------------------------------
                                                     FIRST    SECOND   THIRD    FOURTH
                                                     ------   ------   ------   ------
Common Stock Price
  High.............................................  $33.30   $34.58   $29.58   $28.41
  Low..............................................  $28.67   $28.00   $22.76   $20.75
Dividends Paid.....................................  $   --   $   --   $   --   $ 0.21

                                                                   2001
                                                     ---------------------------------
                                                     FIRST    SECOND   THIRD    FOURTH
                                                     ------   ------   ------   ------
Common Stock Price
  High.............................................  $34.88   $32.38   $31.88   $31.68
  Low..............................................  $26.05   $28.50   $25.20   $25.65
Dividends Paid.....................................  $   --   $   --   $   --   $ 0.20

     As of February 28, 2003, there were 34,339 shareholders of record of Common Stock.

     On October 22, 2002, the Holding Company's Board of Directors approved an annual dividend for 2002 of $0.21 per share. The dividend was paid on December 13, 2002 to shareholders of record on November 8, 2002. On October 23, 2001, the Holding Company's Board of Directors approved an annual dividend for 2001 of $0.20 per share. The dividend was paid on December 14, 2001 to shareholders of record on November 6, 2001. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Holding Company and the impact of regulatory restrictions. See "Business -- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the Company. The selected consolidated financial information for the years ended December 31, 2002, 2001, and 2000 and at December 31, 2002 and 2001 has been derived from the Company's audited consolidated financial statements included elsewhere herein. The selected consolidated financial information for the years ended December 31, 1999 and 1998 and at December 31, 2000, 1999 and 1998 has been derived from the Company's audited consolidated financial statements not included elsewhere herein. The following consolidated statements of income and consolidated balance sheet data have been prepared in conformity with GAAP. The following information should be read in conjunction with and is qualified in its entirety by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements appearing elsewhere herein. Some previously reported amounts have been reclassified to conform with the presentation at and for the year ended December 31, 2002.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
                                                            (DOLLARS IN MILLIONS)
STATEMENTS OF INCOME DATA
Revenues:
  Premiums...................................  $19,086   $17,212   $16,317   $12,088   $11,503
  Universal life and investment-type product
     policy fees.............................    2,139     1,889     1,820     1,433     1,360
  Net investment income(1)...................   11,329    11,255    11,024     9,464     9,856
  Other revenues.............................    1,377     1,507     2,229     1,861     1,785
  Net investment (losses) gains(1)(2)(3).....     (784)     (603)     (390)      (70)    2,021
                                               -------   -------   -------   -------   -------
          Total revenues(3)(4)...............   33,147    31,260    31,000    24,776    26,525
                                               -------   -------   -------   -------   -------
Expenses:
  Policyholder benefits and claims(5)........   19,523    18,454    16,893    13,100    12,638
  Interest credited to policyholder account
     balances................................    2,950     3,084     2,935     2,441     2,711
  Policyholder dividends.....................    1,942     2,086     1,919     1,690     1,651
  Payments to former Canadian
     policyholders(3)........................       --        --       327        --        --
  Demutualization costs......................       --        --       230       260         6
  Other expenses(6)..........................    7,061     7,022     7,401     6,210     7,544
                                               -------   -------   -------   -------   -------
          Total expenses(3)(4)...............   31,476    30,646    29,705    23,701    24,550
                                               -------   -------   -------   -------   -------
Income from continuing operations before
  provision for income taxes.................    1,671       614     1,295     1,075     1,975
Provision for income taxes(1)(7).............      516       227       421       522       699
                                               -------   -------   -------   -------   -------
Income from continuing operations............    1,155       387       874       553     1,276
Income from discontinued operations, net of
  income taxes(1)............................      450        86        79        64        67
                                               -------   -------   -------   -------   -------
Net income...................................  $ 1,605   $   473   $   953   $   617   $ 1,343
                                               =======   =======   =======   =======   =======
Income from continuing operations after April
  7, 2000 (date of demutualization)..........                      $ 1,114
                                                                   =======
Net income after April 7, 2000 (date of
  demutualization)...........................                      $ 1,173
                                                                   =======

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
BALANCE SHEET DATA
Assets:
  General account assets................  $217,692   $194,256   $183,912   $160,291   $157,278
  Separate account assets...............    59,693     62,714     70,250     64,941     58,068
                                          --------   --------   --------   --------   --------
     Total assets.......................  $277,385   $256,970   $254,162   $225,232   $215,346
                                          ========   ========   ========   ========   ========
Liabilities:
  Life and health policyholder
     liabilities(8).....................  $162,569   $148,395   $140,040   $122,637   $122,726
  Property and casualty policyholder
     liabilities(8).....................     2,673      2,610      2,559      2,318      1,477
  Short-term debt.......................     1,161        355      1,085      4,180      3,572
  Long-term debt........................     4,425      3,628      2,400      2,494      2,886
  Separate account liabilities..........    59,693     62,714     70,250     64,941     58,068
  Other liabilities.....................    28,214     21,950     20,349     14,972     11,750
                                          --------   --------   --------   --------   --------
     Total liabilities..................   258,735    239,652    236,683    211,542    200,479
                                          --------   --------   --------   --------   --------
  Company-obligated mandatorily
     redeemable securities of subsidiary
     trusts.............................     1,265      1,256      1,090         --         --
                                          --------   --------   --------   --------   --------
Stockholders' Equity:
  Common stock, at par value(9).........         8          8          8         --         --
  Additional paid-in capital(9).........    14,968     14,966     14,926         --         --
  Retained earnings(9)..................     2,807      1,349      1,021     14,100     13,483
  Treasury stock, at cost(9)............    (2,405)    (1,934)      (613)        --         --
  Accumulated other comprehensive income
     (loss).............................     2,007      1,673      1,047       (410)     1,384
                                          --------   --------   --------   --------   --------
     Total stockholders' equity.........    17,385     16,062     16,389     13,690     14,867
                                          --------   --------   --------   --------   --------
     Total liabilities and stockholders'
       equity...........................  $277,385   $256,970   $254,162   $225,232   $215,346
                                          ========   ========   ========   ========   ========

                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
OTHER DATA
  Net income............................  $  1,605   $    473   $    953   $    617   $  1,343
  Return on equity(10)..................      10.8%       3.2%       6.5%       4.5%       9.4%
  Total assets under management(11).....  $299,166   $282,486   $301,325   $373,612   $360,703
INCOME FROM CONTINUING OPERATIONS PER
  SHARE DATA(12)
  Basic earnings per share..............  $   1.64   $   0.52   $   1.44        N/A        N/A
  Diluted earnings per share............  $   1.58   $   0.51   $   1.41        N/A        N/A
INCOME FROM DISCONTINUED OPERATIONS PER
  SHARE DATA(12)
  Basic earnings per share..............  $   0.64   $   0.12   $   0.08        N/A        N/A
  Diluted earnings per share............  $   0.62   $   0.11   $   0.08        N/A        N/A
NET INCOME PER SHARE DATA(12)
  Basic earnings per share..............  $   2.28   $   0.64   $   1.52        N/A        N/A
  Diluted earnings per share............  $   2.20   $   0.62   $   1.49        N/A        N/A
DIVIDENDS DECLARED PER SHARE............  $   0.21   $   0.20   $   0.20        N/A        N/A

---------------

 (1) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, income related to real estate sold or classified as held-for-sale for transactions initiated on or after January 1, 2002 is presented as discontinued operations. The following table presents the components of income from discontinued operations:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                        2002    2001    2000    1999     1998
                                        -----   -----   -----   -----   ------
                                                (DOLLARS IN MILLIONS)
Net investment income.................  $ 124   $ 125   $ 121   $ 100   $  106
Net investment gains..................    582      --      --      --       --
                                        -----   -----   -----   -----   ------
  Total revenues......................    706     125     121     100      106
Provision for income taxes............    256      39      42      36       39
                                        -----   -----   -----   -----   ------
  Income from discontinued
     operations.......................  $ 450   $  86   $  79   $  64   $   67
                                        =====   =====   =====   =====   ======

 (2) Investment gains and losses are presented net of related policyholder amounts. The amounts netted against investment gains and losses are the following:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                        2002    2001    2000    1999     1998
                                        -----   -----   -----   -----   ------
                                                (DOLLARS IN MILLIONS)
Gross investment (losses) gains.......  $(929)  $(737)  $(444)  $(137)  $2,629
                                        -----   -----   -----   -----   ------
Less amounts allocable to:
  Future policy benefit loss
     recognition......................     --      --      --      --     (272)
  Deferred policy acquisition costs...     (5)    (25)     95      46     (240)
  Participating contracts.............     (7)     --    (126)     21      (96)
  Policyholder dividend obligation....    157     159      85      --       --
                                        -----   -----   -----   -----   ------
Net investment (losses) gains.........  $(784)  $(603)  $(390)  $ (70)  $2,021
                                        =====   =====   =====   =====   ======

     Investment gains and losses have been reduced by (i) additions to future policy benefits resulting from the need to establish additional liabilities due to the recognition of investment gains, (ii) amortization of deferred policy acquisition costs, to the extent that such amortization results from investment gains and losses, (iii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iv) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (3) Includes the following combined financial statement data of Conning Corporation ("Conning"), which was sold in 2001, the Company's controlling interest in Nvest Companies, L.P. and its affiliates ("Nvest"), which were sold in 2000, MetLife Capital Holdings, Inc., which was sold in 1998, and the Company's Canadian operations and U.K. insurance operations, substantially all of which were sold in 1998:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                   2001     2000     1999      1998
                                                  ------   ------   ------   --------
                                                         (DOLLARS IN MILLIONS)
Total revenues..................................    $32     $605     $655     $1,405
                                                    ===     ====     ====     ======
Total expenses..................................    $33     $580     $603     $1,275
                                                    ===     ====     ====     ======

     As a result of these sales, investment gains of $25 million, $663 million, and $520 million were recorded for the years ended December 31, 2001, 2000, and 1998, respectively.

     In July 1998, Metropolitan Life sold a substantial portion of its Canadian operations to Clarica Life Insurance Company ("Clarica Life"). As part of that sale, a large block of policies in effect with Metropolitan Life in Canada were transferred to Clarica Life, and the holders of the transferred Canadian policies became policyholders of Clarica Life. Those transferred policyholders were no longer policyholders of Metropolitan Life and, therefore, were not entitled to compensation under the plan of reorganization. However, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale and in connection with the demutualization, in 2000, Metropolitan Life's Canadian branch made cash payments to those who were, or were deemed to be, holders of these transferred Canadian policies. The payments were determined in a manner that is consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

 (4) Included in total revenues and total expenses for the year ended December 31, 2002 are $421 million and $358 million, respectively, related to Aseguradora Hidalgo S.A., which was acquired in June 2002. Included in total revenues and total expenses for the year ended December 31, 2000 are $3,739 million and $3,561 million, respectively, related to GenAmerica, which was acquired in January 2000.

 (5) Policyholder benefits and claims exclude ($150) million, ($159) million, $41 million, ($21) million, and $368 million for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively, of future policy benefit loss recognition, adjustments to participating contractholder accounts and changes in the policyholder dividend obligation that have been netted against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (6) Other expenses exclude $5 million, $25 million, ($95) million, ($46) million, and $240 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, of amortization of deferred policy acquisition costs that have been netted against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (7) Provision for income taxes includes ($145) million, $125 million, and $18 million for surplus tax (credited) accrued by Metropolitan Life for the years ended December 31, 2000, 1999, and 1998, respectively. Prior to its demutualization, Metropolitan Life was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code.

 (8) Policyholder liabilities include future policy benefits and other policyholder funds. Life and health policyholder liabilities also include policyholder account balances, policyholder dividends payable and the policyholder dividend obligation.

 (9) For additional information regarding these items, see Notes 1 and 17 of Notes to Consolidated Financial Statements.

(10) Return on equity is defined as net income divided by average total equity, excluding accumulated other comprehensive income (loss).

(11) Includes MetLife's general account and separate account assets managed on behalf of third parties. Includes $21 billion of assets under management managed by Conning at December 31, 2000, which was sold in 2001. Includes $133 billion and $135 billion of assets under management managed by Nvest at December 31, 1999 and 1998, respectively, which was sold in 2000.

(12) Based on earnings subsequent to the date of demutualization. For additional information regarding net income per share data, see Note 19 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this discussion, the terms "Company" or "MetLife" refer, at all times prior to the date of demutualization (as hereinafter defined), to Metropolitan Life Insurance Company ("Metropolitan Life"), a mutual life insurance company organized under the laws of the State of New York, and its subsidiaries, and at all times on and after the date of demutualization, to MetLife, Inc. (the "Holding Company"), a Delaware corporation, and its subsidiaries, including Metropolitan Life. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements included elsewhere herein.

BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of December 31, 2002:

                                              PRE-TAX CHARGES RECORDED IN THE FOURTH QUARTER OF 2001
                                             ---------------------------------------------------------
                                             INSTITUTIONAL     INDIVIDUAL       AUTO & HOME     TOTAL
                                             -------------   ---------------   -------------   -------
                                                               (DOLLARS IN MILLIONS)
Severance and severance-related costs......      $  9              $32              $ 3          $ 44
Facilities' consolidation costs............         3               65               --            68
Business exit costs........................       387               --               --           387
                                                 ----              ---              ---          ----
     Total.................................      $399              $97              $ 3          $499
                                                 ====              ===              ===          ====

                                                  REMAINING LIABILITY AS OF DECEMBER 31, 2002
                                              ---------------------------------------------------
                                              INSTITUTIONAL    INDIVIDUAL     AUTO & HOME   TOTAL
                                              -------------   -------------   -----------   -----
                                                             (DOLLARS IN MILLIONS)
Severance and severance-related costs.......       $--             $ 1            $--        $ 1
Facilities' consolidation costs.............        --              17             --         17
Business exit costs.........................        40              --             --         40
                                                   ---             ---            ---        ---
     Total..................................       $40             $18            $--        $58
                                                   ===             ===            ===        ===

     The business realignment initiatives resulted in savings of approximately $95 million, net of income tax, during 2002, comprised of approximately $33 million, $57 million and $5 million in the Institutional, Individual and Auto & Home segments, respectively.

     Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill, severance and severance-related costs, and facilities' consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. During the fourth quarter of 2002, approximately $30 million of the charges recorded in 2001 were released into income primarily as a result of the accelerated implementation of the Company's exit from the large market 401(k) business. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of December 31, 2002, there were approximately 340 terminations to be completed. The Company continues to carry a liability as of December 31, 2002 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain of its contractual obligations extended beyond one year.

     Individual. The charges to this segment in the fourth quarter of 2001 include facilities' consolidation costs, severance and severance-related costs, which predominately stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. As of December 31, 2002, there were approximately 25 terminations to be completed. These costs were recorded in other expenses. The remaining liability as of December 31, 2002 is due to certain contractual obligations that extended beyond one year.

     Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed as of December 31, 2002. The costs were recorded in other expenses.

SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property which had an adverse impact on certain of the Company's businesses. The Company has direct exposure to these events with claims arising from its Individual, Institutional, Reinsurance and Auto & Home insurance coverages, and it believes the majority of such claims have been reported or otherwise analyzed by the Company.

     The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. Net income for the year ended December 31, 2002 includes a $17 million, net of income taxes of $9 million, benefit from the reduction of the liability associated with the tragedies. The revision to the liability is the result of an analysis completed during the fourth quarter of 2002, which focused on the emerging incidence experienced over the past 12 months associated with certain disability products. As of December 31, 2002, the Company's remaining liability for unpaid and future claims associated with the tragedies was $47 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and the claims to reinsurers are identified and processed. Any revision to the estimate of gross losses and reinsurance recoveries in subsequent periods will affect net income in such periods. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses in connection with the tragedies.

     The Company's general account investment portfolios include investments, primarily comprised of fixed maturities, in industries that were affected by the tragedies, including airline, other travel, lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The carrying value of the Company's investment portfolio exposed to industries affected by the tragedies was approximately $3.7 billion at December 31, 2002.

     The long-term effects of the tragedies on the Company's businesses cannot be assessed at this time. The tragedies have had significant adverse effects on the general economic, market and political conditions, increasing many of the Company's business risks. This may have a negative effect on MetLife's businesses and results of operations over time. In particular, the declines in share prices experienced after the reopening of the U.S. equity markets following the tragedies have contributed, and may continue to contribute, to a decline in separate account assets, which in turn may have an adverse effect on fees earned in the Company's businesses. In addition, the Company has received and expects to continue to receive disability claims from individuals resulting from the tragedies.

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

     Concurrently with these offerings, MetLife, Inc. and MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by MetLife, Inc. (the "Trust"), issued 20,125,000 8.00% equity security units ("units") for an aggregate offering price of $1,006 million. Each unit originally consisted of
(i) a contract to purchase, for $50, shares of Common Stock on May 15, 2003, and
(ii) a capital security of the Trust, with a stated liquidation amount of $50. In accordance with the terms of the units, the Trust was dissolved on February 5, 2003 and $1,006 million aggregate principal amount of 8% debentures of the Holding Company (the "MetLife debentures"), the sole asset of the Trust, were distributed to the unit holders. As required by the terms of the units, the MetLife debentures were remarketed on behalf of the debenture holders on February 12, 2003 and the interest rate on the MetLife debentures was reset as of February 15, 2003 to 3.911% per annum for a yield to maturity of 2.876%.

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

ACQUISITIONS AND DISPOSITIONS

     In June 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition. The purchase price is subject to adjustment under certain provisions of the purchase agreement. The Company does not expect that any purchase price adjustment will have an impact on its consolidated statements of income. The Company is in the process of integrating Hidalgo and Seguros Genesis, S.A., ("Genesis"), MetLife's wholly-owned Mexican subsidiary headquartered in Mexico City, to operate as a combined entity under the name MetLife Mexico.

     In November 2001, the Company acquired Compania de Seguros de Vida Santander S.A. and Compania de Reaseguros de Vida Soince Re S.A., wholly-owned subsidiaries of Santander Central Hispano in Chile. These acquisitions marked MetLife's entrance into the Chilean insurance market.

     In July 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica Financial Corporation ("GenAmerica") in 2000. Conning specialized in asset management for insurance company investment portfolios and investment research.

     In May 2001, the Company acquired Seguradora America Do Sul S.A., a life and pension company in Brazil. Seasul has been integrated into MetLife's wholly-owned Brazilian subsidiary, Metropolitan Life Seguros e Previdencia Privada S.A.

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

     In January 2000, Metropolitan Life completed its acquisition of GenAmerica, a holding company which included General American Life Insurance Company ("General American"), approximately 49% of the outstanding shares of RGA common stock, and 61% of the outstanding shares of Conning common stock, which was subsequently sold in 2001. Metropolitan Life owned 9% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. During 2002, the Company purchased an additional 327,600 shares of RGA's outstanding common stock at an aggregate price of $9.5 million to offset potential future dilution of the Company's holding of RGA's common stock arising from the issuance by RGA of company-obligated mandatorily redeemable securities of a subsidiary trust in December 2001. These purchases increased the Company's ownership percentage of outstanding shares of RGA common stock from approximately 58% at December 31, 2001 to approximately 59% at December 31, 2002.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The critical accounting policies, estimates and related judgments underlying the Company's consolidated financial statements are summarized below. In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations.

 INVESTMENTS

     The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

 DERIVATIVES

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities and issues certain insurance and reinsurance policies with embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges, and (ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated market volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

 DEFERRED POLICY ACQUISITION COSTS

     The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

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

     The Company also establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Pricing of this insurance takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the insured and the property covered, and profit considerations. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies.

     Differences between the actual experience and assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses.

 REINSURANCE

     The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish policy benefits and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed above. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

 LITIGATION

     The Company is a party to a number of legal actions. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumption used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. It is possible that an adverse outcome in certain of the Company's litigation, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

 EMPLOYEE BENEFIT PLANS

     The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

     The actuarial assumptions used in the calculation of the Company's aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. For the largest of the plans sponsored by the Company (the Metropolitan Life Retirement Plan for United States Employees, with a projected benefit obligation of $4.3 billion or 98.6% of all qualified plans at December 31,
2002), the discount rate, expected rate of return on plan assets, and the range of rates of future compensation increases used in that plan's valuation at December 31, 2002 were 6.75%, 9% and 4% to 8%, respectively. The expected rate of return on plan assets for use in that plan's valuation in 2003 is currently anticipated to be 8.5%.

RESULTS OF OPERATIONS

     The following table presents consolidated financial information for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $19,086   $17,212   $16,317
Universal life and investment-type product policy
  fees..................................................    2,139     1,889     1,820
Net investment income...................................   11,329    11,255    11,024
Other revenues..........................................    1,377     1,507     2,229
Net investment losses (net of amounts allocable to other
  accounts of ($145), ($134) and ($54), respectively)...     (784)     (603)     (390)
                                                          -------   -------   -------
     Total revenues.....................................   33,147    31,260    31,000
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment losses of ($150),
  ($159) and $41, respectively).........................   19,523    18,454    16,893
Interest credited to policyholder account balances......    2,950     3,084     2,935
Policyholder dividends..................................    1,942     2,086     1,919
Payments to former Canadian policyholders...............       --        --       327
Demutualization costs...................................       --        --       230
Other expenses (excludes amounts directly related to net
  investment losses of $5, $25 and ($95),
  respectively).........................................    7,061     7,022     7,401
                                                          -------   -------   -------
     Total expenses.....................................   31,476    30,646    29,705
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................    1,671       614     1,295
Provision for income taxes..............................      516       227       421
                                                          -------   -------   -------
Income from continuing operations.......................    1,155       387       874
Income from discontinued operations, net of income
  taxes.................................................      450        86        79
                                                          -------   -------   -------
Net income..............................................  $ 1,605   $   473   $   953
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- THE COMPANY

     Premiums increased by $1,874 million, or 11%, to $19,086 million for the year ended December 31, 2002 from $17,212 million for the comparable 2001 period. This variance is primarily attributable to increases in the Institutional, International and Reinsurance segments. A $966 million increase in Institutional is largely due to sales growth in its group life, dental, disability and long-term care businesses, a sale of a significant retirement and savings contract in the second quarter of 2002, as well as new sales throughout 2002 in this segment's structured settlements and traditional annuity products. The June 2002 acquisition of Hidalgo, the 2001 acquisitions in Chile and Brazil and the sale of an annuity contract in the first quarter of 2002 to a Canadian trust company are the primary drivers of a $665 million increase in International. A portion of the increase in International is also attributable to business growth in South Korea, Mexico (excluding Hidalgo), Spain and Taiwan. In addition, an increase in Canada due to the restructuring of a pension contract from an investment-type product to a long-term annuity contributed to this variance. New premiums from facultative and automatic treaties, and renewal premiums on existing blocks of business contributed to a $243 million increase in the Reinsurance segment.

     Universal life and investment-type product policy fees increased by $250 million, or 13%, to $2,139 million for the year ended December 31, 2002 from $1,889 million for the comparable 2001 period. This variance is primarily attributable to the Individual, International and Institutional segments. A $120 million favorable variance in Individual is due to an increase in policy fees from insurance products, primarily due to higher revenue from insurance fees, which increase as the average separate account asset base supporting the underlying minimum death benefits declines. The average separate account asset base has declined in 2002 in response to poor equity market performance. These increases are partially offset by lower policy fees from annuity and investment-type products generally resulting from poor equity market performance despite growth in annuity deposits. Management would expect policy fees from annuity and investment-type products to continue to be adversely impacted while revenues from insurance fees on variable life products would be expected to rise if average separate account asset levels continue to decline. A $106 million increase in International is largely due to the acquisition of Hidalgo and the acquisitions in Chile, partially offset by a decrease in Spain due to the cessation of product lines offered through a joint venture with Banco Santander Central Hispano, S.A., ("Banco Santander") in 2001. A $23 million increase in Institutional is principally due to a fee related to the renegotiation of a portion of a bank-owned life insurance contract, as well as growth in existing business in the group universal life product.

     Net investment income increased by $74 million, or 1%, to $11,329 million for the year ended December 31, 2002 from $11,255 million for the comparable 2001 period. This variance is primarily attributable to increases of (i) $61 million, or 1%, in income from fixed maturities, (ii) $54 million, or 12%, in income from real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation, (iii) $35 million, or 2%, in income on mortgage loans on real estate, (iv) $7 million, or 1%, in interest income on policy loans, and (v) lower investment expenses of $9 million, or 4%. These variances are partially offset by decreases of (i) $47 million, or 17%, in income on cash, cash equivalents and short-term investments, (ii) $31 million, or 12%, in income on other invested assets, and (iii) $14 million, or 14%, in income from equity securities and other limited partnership interests.

     The increase in income from fixed maturities to $8,092 million in 2002 from $8,031 million in 2001 is largely due to a higher asset base, primarily resulting from increased cash flows from sales of insurance and the acquisitions in Mexico and Chile. In addition, securities lending income was higher due to increased activity and a more favorable cost of funds. The increases in income from fixed maturities are partially offset by decreases resulting from lower reinvestment rates and a decline in bond prepayment fees. The increase in income from real estate and real estate joint ventures held-for-investment to $513 million in 2002 from $459 million in 2001 is primarily due to the transfer of the Company's One Madison Avenue, New York property from a company use property to an investment property in 2002. The increase in income on mortgage loans on real estate to $1,883 million in 2002 from $1,848 million in 2001 is due primarily to a higher asset base from new loan production, partially offset by lower mortgage rates. The increase in interest income from policy loans to $543 million in 2002 from $536 million in 2001 is largely due to increased loans outstanding. The decrease in income from cash, cash equivalents and short-term investments to $232 million in 2002 from $279 million in 2001 is due to declining interest rates coupled with a decrease in the asset base. The decrease in net investment income from other invested assets to $218 million in 2002 from $249 million in 2001 is largely due to lower derivative income, partially offset by an increase in reinsurance contracts' funds withheld at interest. The decline in income from equity securities and other limited partnership interests to $83 million in 2002 from $97 million in 2001 primarily resulted from lower dividend income from equity securities, partially offset by higher limited corporate partnership distributions.

     The increase in net investment income is attributable to increases in the International, Individual and Reinsurance segments, partially offset by decreases in Corporate & Other, and the Institutional and Auto & Home segments. A $194 million increase in International is due to a higher asset base resulting from the acquisitions in Mexico and Chile. Individual increased by $71 million primarily due to higher income from securities lending and limited corporate partnership distributions, partially offset by lower bond prepayment fee income. The Reinsurance segment increased $31 million largely resulting from an increase in reinsurance contracts' funds withheld at interest. The decrease in Corporate & Other of $149 million is due to a lower asset base, resulting from funding International's acquisitions in Mexico and Chile, as well as the Company's common stock repurchases, partially offset by higher income from securities lending. Institutional decreased $38 million predominantly as a result of decreased limited partnership, equity-linked note and bond prepayment fee income. Auto & Home decreased $23 million primarily due to lower reinvestment rates.

     Other revenues decreased by $130 million, or 9%, to $1,377 million for the year ended December 31, 2002 from $1,507 million for the comparable 2001 period. This variance is primarily attributable to decreases in the Individual, Institutional and Asset Management segments, partially offset by an increase in Corporate & Other. Individual decreased by $77 million resulting from lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries as a result of the depressed equity markets. A $40 million decrease in Institutional is primarily due to a $73 million reduction in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, as well as lower fees earned on investments in separate accounts resulting generally from poor equity market performance. This reduction is partially offset by a $33 million increase in group insurance due to growth in the administrative service businesses and a settlement received in 2002 related to the Company's former medical business. A $32 million decrease in Asset Management is primarily due to the sale of Conning in July 2001. These variances were partially offset by an increase of $16 million in Corporate & Other principally due to the sale of a company-occupied building and income earned on corporate-owned life insurance ("COLI") purchased during 2002, partially offset by an increase in the elimination of intersegment activity.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment losses increased by $181 million, or 30%, to $784 million for the year ended December 31, 2002 from $603 million for the comparable 2001 period. This increase reflects total investment losses, before offsets, of $929 million (including gross gains of $2,028 million, gross losses of $1,469 million, and writedowns of $1,488 million), an increase of $192 million, or 26%, from $737 million in 2001. Offsets include the amortization of deferred policy acquisition costs of ($5) million and ($25) million in 2002 and 2001, respectively, and changes in the policyholder dividend obligation of $157 million and $159 million in 2002 and 2001, respectively, and adjustments to participating contracts of ($7) million in 2002. Refer to "--Investments" beginning on page 81 for a discussion of the Company's investment portfolio.

     The Company believes its policy of netting related policyholder amounts against investment gains and losses provides important information in evaluating its performance. Investment gains and losses are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers to easily exclude investment gains and losses and the related effects on the consolidated statements of income when evaluating its performance. The Company's presentation of investment gains and losses, net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of income may not be comparable to amounts reported by other insurers.

     Policyholder benefits and claims increased by $1,069 million, or 6%, to $19,523 million for the year ended December 31, 2002 from $18,454 million for the comparable 2001 period. This variance is attributable to increases in the International, Institutional and Reinsurance segments, partially offset by a decrease in the Auto & Home segment. A $699 million increase in International is primarily due to the acquisition of Hidalgo, the acquisitions in Chile and Brazil, the aforementioned sale of an annuity contract, the restructuring of a Canadian pension contract and business growth in South Korea, Mexico (excluding Hidalgo), Taiwan and Spain. An increase in Institutional of $415 million is commensurate with the growth in premiums as discussed above, largely offset by the establishment of a liability in 2001 related to the September 11, 2001 tragedies and the 2001 fourth quarter business realignment initiatives. An increase in Reinsurance of $70 million is commensurate with the growth in premiums discussed above. These increases were partially offset by a decrease of $102 million in the Auto & Home segment. The variance in Auto & Home is largely due to improved claim frequency resulting from milder winter weather, lower catastrophe levels and fewer personal umbrella claims, partially offset by an increase in current year bodily injury and no-fault severities and costs associated with the processing of the New York assigned risk business.

     Interest credited to policyholder account balances decreased by $134 million, or 4%, to $2,950 million for the year ended December 31, 2002 from $3,084 million for the comparable 2001 period. This variance is attributable to decreases in the Individual and Institutional segments, partially offset by increases in the International and Reinsurance segments. A $105 million decrease in Individual is primarily due to the establishment in 2001 of a policyholder liability with respect to certain group annuity contracts at New England Financial. Excluding this policyholder liability, interest credited expense increased slightly in response to an increase in policyholder account balances, which is primarily attributable to sales growth despite declines in interest crediting rates. An $81 million decrease in Institutional is primarily due to a decline in average crediting rates resulting from the current interest rate environment. These variances are partially offset by a net increase of $28 million in International. This increase is principally due to the acquisition of Hidalgo, partially offset by a reduction in the number of investment-type policies in-force in Argentina. In addition, a $24 million increase in Reinsurance is primarily due to several new deferred annuity reinsurance agreements executed during 2002.

     Policyholder dividends decreased by $144 million, or 7%, to $1,942 million for the year ended December 31, 2002 from $2,086 million for the comparable 2001 period. This variance is attributable to a decrease in the Institutional segment resulting from unfavorable mortality experience of several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience, which is recorded in policyholder benefits and claims.

     Other expenses increased by $39 million, or 1%, to $7,061 million for the year ended December 31, 2002 from $7,022 million for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $114 million, or 2%, to $7,762 million in 2002 from $7,648 million in 2001. Excluding the capitalization and amortization of deferred policy acquisition costs and the change in accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"), which eliminates the amortization of goodwill and certain other intangibles, other expenses increased by $161 million. This variance is primarily attributable to increases in the Reinsurance and International segments, as well as in Corporate & Other, partially offset by decreases in the Institutional, Individual and Asset Management segments. A $209 million increase in Reinsurance is primarily attributable to increases in allowances paid, primarily driven by high-allowance business in the U.K. along with strong growth in the U.S. and Asia/Pacific regions. An increase of $166 million in International expenses is primarily due to the acquisition of Hidalgo, the acquisitions in Chile and Brazil, as well as business growth in South Korea, Mexico (excluding Hidalgo), and Hong Kong. An increase in Corporate & Other of $112 million is primarily due to increases in legal and interest expenses. The 2002 period includes a $266 million charge to increase the Company's asbestos-related liability and expenses to cover costs associated with the resolution of federal government investigations of General American's former Medicare business. These increases are partially offset by a $250 million charge recorded in the fourth quarter of 2001 to cover costs associated with the resolution of class action lawsuits and a regulatory inquiry pending against Metropolitan Life involving alleged race-conscious insurance underwriting practices prior to 1973. The increase in interest expenses is primarily due to increases in long-term debt resulting from the issuance of $1.25 billion and $1 billion of senior debt in November 2001 and December 2002, respectively, partially offset by a decrease in commercial paper in 2002. In addition, a decrease in the elimination of intersegment activity contributed to the variance. A decrease of $181 million in Institutional is due to higher expenses resulting from the business realignment initiatives accrual in the fourth quarter 2001 (primarily the Company's exit from the large market 401(k) business), $30 million of which was released into income in the fourth quarter of 2002. This decrease is partially offset by an increase in 2002 operational expenses for dental and disability and group insurance's non-deferrable expenses commensurate with the aforementioned premium growth, as well as higher pension and post-retirement benefit expenses. A decrease of $105 million in Individual is due to continued expense management initiatives, including reduced compensation-related expenses, a decline in business realignment expenses that were incurred in 2001 and reductions in volume-related commission expenses in the broker/dealer and other subsidiaries. These declines are partially offset by higher pension and post-retirement benefit expenses and an increase in expenses stemming from sales growth in new annuity and investment-type products. In addition, a decrease of $39 million in Asset Management is primarily due to the sale of Conning in July 2001. Primarily as a result of changes in expected rate of return and discount rate assumptions effective for 2003, the Company currently anticipates its pension expense will increase by approximately $115 million, net of income tax, for the year ending December 31, 2003 from the comparable 2002 period.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins and profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and other expenses to provide amounts related to gross margins and profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased by $301 million, or 15%, to $2,340 million for the year ended December 31, 2002 from $2,039 million for the comparable 2001 period. This variance is primarily due to increases in the Reinsurance, Individual, International and Institutional segments. A $125 million increase in Reinsurance is commensurate with the increase in allowances paid. A $111 million increase in Individual is due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses. A $51 million increase in International is primarily due to the 2002 acquisition of Hidalgo and overall business growth in South Korea, partially offset by a decrease in Argentina due to the reduction in business caused by the overall economic environment. A $22 million increase in Institutional is primarily due to growth in sales commissions and fees for disability products sold by Institutional. Total amortization of deferred policy acquisitions costs increased by $206 million, or 14%, to $1,644 million in 2002 from $1,438 million in 2001. Amortization of $1,639 million and $1,413 million are allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The increase in amortization allocated to other expenses is attributable to increases in the Individual, International and Reinsurance segments. An increase of $111 million in Individual is due to the impact of the depressed equity markets and changes in the estimates of future gross profits. In 2002, estimates of future dividend scales, future maintenance expenses, future rider margins, and future reinsurance recoveries were revised. In 2001, estimates of future fixed account interest spreads, future gross margins and profits related to separate accounts and future mortality margins were revised. An increase in International of $64 million is primarily due to loss recognition in Argentina as a result of the economic environment, primarily the devaluation of its currency. The remaining increase was due to new business in South Korea, Taiwan, and the June 2002 acquisition of Hidalgo. An increase in Reinsurance of $55 million is due to growth in the business, commensurate with the growth in premiums described above.

     Income tax expense for the year ended December 31, 2002 was $516 million, or 31% of income from continuing operations before provision for income taxes, compared with $227 million, or 37%, for the comparable 2001 period. The 2002 effective tax rate differs from the federal corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The 2001 effective tax rate differs from the federal corporate tax rate of 35%, due to an increase in prior year income taxes on capital gains.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the years ended December 31, 2002, 2001 and 2000. The income from discontinued operations is comprised of net investment income and net investment gains related to 47 properties that the Company began marketing for sale on or after January 1, 2002. For the year ended December 31, 2002, the Company recognized $582 million of net investment gains from discontinued operations due primarily to the sale of 36 properties.

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- THE COMPANY

     Premiums grew by $895 million, or 5%, to $17,212 million for the year ended December 31, 2001 from $16,317 for the comparable 2000 period. This variance is attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decrease in the Individual segment. An improvement of $388 million in the Institutional segment is predominantly the result of sales growth and continued favorable policyholder retention in this segment's dental, disability and long-term care businesses. In addition, significant premiums received from several existing group life customers in 2001 and the BMA acquisition in 2000 resulted in higher premiums. The 2000 balance includes $124 million in additional insurance coverages purchased by existing customers with funds received in the demutualization and significant premiums received from existing retirement and savings customers. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the $312 million premium growth in the Reinsurance segment. A $186 million rise in the International segment is due to growth in Mexico, South Korea, Spain and Taiwan, as well as acquisitions in Brazil and Chile. These variances were partially offset by a decline in Argentinean individual life premiums, reflecting the impact of economic and political events in that country. Higher average premium resulting from rate increases is the primary driver of a $119 million rise in the Auto & Home segment. A $110 million decline in the Individual segment is attributable to lower sales of traditional life insurance policies, which reflects a continued shift in customer preference from those policies to variable life products.

     Universal life and investment-type product policy fees increased by $69 million, or 4%, to $1,889 million for the year ended December 31, 2001 from $1,820 million for the comparable 2000 period. This variance is due to increases in the Institutional and Individual segments, partially offset by a decline in the International segment. Growth in sales and deposits of group universal life and COLI products resulted in a $45 million increase in the Institutional segment. A $39 million rise in the Individual segment is predominantly the result of higher fees from variable life products reflecting a shift in customer preferences from traditional life products. A decrease of $15 million in the International segment is primarily due to reduced fees in Spain resulting from fewer assets under management. This is a result of a planned cessation of product lines offered through a joint venture with Banco Santander.

     Net investment income increased by $231 million, or 2%, to $11,255 million for the year ended December 31, 2001 from $11,024 million for the comparable 2000 period. This change is due to higher income from (i) mortgage loans on real estate of $155 million, or 9%, (ii) fixed maturities of $116 million, or 1%,
(iii) other invested assets of $87 million, or 54%, and (iv) interest income on policy loans of $21 million, or 4%. These positive variances are partially offset by lower income from (i) equity securities and other limited partnership interests of $86 million, or 47%, (ii) real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation, of $49 million, or 10%, (iii) cash, cash equivalents and short-term investments of $9 million, or 3%, and (iv) higher investment expenses of $4 million, or 2%.

     The increase in income from mortgage loans on real estate to $1,848 million in 2001 from $1,693 million in 2000 is predominantly the result of higher mortgage production volume and increases in mortgage prepayment fees and contingent interest. The improvement in income from fixed maturities to $8,031 million in 2001 from $7,915 million in 2000 is primarily due to bond prepayments and increased securities lending activity, offset by lower yields on reinvestments. Income from other invested assets increased to $249 million in 2001 from $162 million in 2000 primarily due to the reclassification of $19 million from other comprehensive income related to cash flow hedges, $24 million from derivatives not designated as accounting hedges and the recognition in 2000 of a $20 million loss on an equity method investment. The increase in interest income from policy loans to $536 million in 2001 from $515 million in 2000 is largely due to increased loans outstanding. The reduction of income from equity securities and other limited partnership interests to $97 million in 2001 from $183 million in 2000 is primarily due to fewer sales of underlying assets held in corporate partnerships and increased partnership write-downs. The decrease in income from real estate and real estate joint ventures held-for-investment to $459 million in 2001 from $508 million in 2000 is primarily due to a decline in hotel occupancy rates and reduced real estate joint venture sales.

     The increase in net investment income is largely attributable to positive variances in the Institutional and Individual segments, partially offset by a decline in Corporate & Other. Net investment income for the Institutional and Individual segments grew by $254 million and $80 million, respectively. These increases are predominately due to a higher volume of securities lending activity, increases in bond and mortgage prepayments and higher contingent interest on mortgages. The decrease in Corporate & Other is principally the result of sales in 2000 of underlying assets held in corporate limited partnerships. The remainder of the variance is attributable to smaller fluctuations in the other segments.

     Other revenues decreased by $722 million, or 32%, to $1,507 million for the year ended December 31, 2001 from $2,229 million for the comparable 2000 period. This variance is mainly attributable to reductions in the Asset Management, Individual and Auto & Home segments, partially offset by an increase in the Reinsurance segment. The sales of Nvest and Conning in October 2000 and July 2001, respectively, are the primarily drivers of a $562 million decline in the Asset Management segment. A decrease of $155 million in the Individual segment is primarily due to reduced commission and fee income associated with lower sales in the broker/dealer and other subsidiaries which was a result of the equity market downturn. Such commission and fee income can fluctuate consistent with movements in the equity market. Auto & Home's other revenues are lower by $18 million primarily due to a revision of an estimate made in 2000 of amounts recoverable from reinsurers related to the disposition of this segment's reinsurance business in 1990. Other revenues in the Reinsurance segment improved by $13 million due to an increase in fees earned on financial reinsurance, primarily as a result of the acquisition of the remaining interest in RGA Financial Group, LLC during the second half of 2000.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs, to the extent that such amortization results from investment gains and losses, (ii) additions to participating contractholder accounts when amounts equal to such investment gains and losses are credited to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment losses grew by $213 million, or 55%, to $603 million for the year ended December 31, 2001 from $390 million for the comparable 2000 period. This increase reflects total investment losses, before offsets, of $737 million, an increase of $293 million, or 66%, from $444 million in 2000. Offsets include the amortization of deferred policy acquisition costs of ($25) million and $95 million in 2001 and 2000, respectively; changes in policyholder dividend obligation of $159 million and $85 million in 2001 and 2000, respectively; and additions to participating contracts of ($126) million in 2000. Excluding the net gain on the sale of a subsidiary, net investment losses decreased from the prior year. The Company recognized deteriorating credits through the proactive sale of certain assets.

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

     Policyholder benefits and claims rose by $1,561 million, or 9%, to $18,454 million for the year ended December 31, 2001 from $16,893 million for the comparable 2000 period. The variance in policyholder benefits and claims is mainly attributable to increases in the Institutional, Reinsurance, Individual, International and Auto & Home segments. Claims related to the September 11, 2001 tragedies and fourth quarter business realignment initiatives account for $291 million and $215 million, respectively, of a $746 million increase in the Institutional segment. The remainder of the fluctuation is attributable to growth in the group life, dental, disability and long-term care insurance businesses, commensurate with the variance in premiums, partially offset by a decrease in policyholder benefits and claims related to the retirement and savings business. Policyholder benefits and claims for the Reinsurance segment rose by $388 million due to unfavorable mortality experience in the first and fourth quarters of 2001, as well as adverse results on the reinsurance of Argentine pension business, reflecting the impact of economic and political events in that country. In addition, reinsurance claims arising from the September 11, 2001 tragedies of approximately $16 million, net of amounts recoverable from reinsurers, contributed to the variance. A $179 million rise in the Individual segment is primarily the result of an increase in the liabilities for future policy benefits commensurate with the aging of the in-force block of business. In addition, an increase of $74 million in the policyholder dividend obligation and $24 million in liabilities and claims associated with the September 11, 2001 tragedies contributed to the variance. International policyholder benefits and claims increased by $127 million as a result of growth in Mexico, South Korea and Taiwan, as well as acquisitions in Brazil and Chile. These fluctuations are partially offset by a decline in Argentina, reflecting the impact of economic and political events in that country. A $116 million increase in the Auto & Home segment is predominantly the result of increased average claim costs, growth in the auto business and increased non-catastrophe weather-related losses.

     Interest credited to policyholder account balances grew by $149 million, or 5%, to $3,084 million for the year ended December 31, 2001 from $2,935 million for the comparable 2000 period, primarily due to an increase of $218 million in the Individual segment, partially offset by a $77 million reduction in the Institutional segment. The establishment of a policyholder liability of $118 million with respect to certain group annuity contracts at New England Financial is the primary driver of the fluctuation in Individual. In addition, higher average policyholder account balances and slightly increased crediting rates contributed to the variance. The decrease in the Institutional segment is primarily due to an overall decline in crediting rates in 2001 as a result of the low interest rate environment, partially offset by an increase in average customer account balances stemming from asset growth. The remaining variance is due to minor fluctuations in the Reinsurance and International segments.

     Policyholder dividends increased by $167 million, or 9%, to $2,086 million for the year ended December 31, 2001 from $1,919 million for the comparable 2000 period, primarily due to increases of $135 million and $25 million in the Institutional and Individual segments, respectively. The rise in the Institutional segment is primarily attributed to favorable experience on a large group life contract in 2001. Policyholder dividends vary from period to period based on participating contract experience, which is recorded in policyholder benefits and claims. The change in the Individual segment reflects growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business. The remaining variance is due to minor fluctuations in the International and Reinsurance segments.

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

     Other expenses decreased by $379 million, or 5%, to $7,022 million for the year ended December 31, 2001 from $7,401 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses declined by $138 million, or 2%, to $7,648 million in 2001 from $7,786 million in 2000. This variance is attributable to reductions in the Asset Management, Individual and Auto & Home segments, partially offset by increases in the other segments. A decrease of $532 million in the Asset Management segment is predominantly the result of the sales of Nvest and Conning in October 2000 and July 2001, respectively. The Individual segment's expenses declined by $121 million due to continued expense management, primarily due to reduced employee costs and lower discretionary spending. In addition, there were reductions in volume-related commission expenses in the broker/dealer and other subsidiaries. These items are partially offset by an increase of $97 million related to fourth quarter 2001 business realignment initiatives. A $34 million decrease in Auto & Home is attributable to a reduction in integration costs associated with the acquisition of the standard personal lines property and casualty insurance operations of The St. Paul Companies in September 1999 ("St. Paul acquisition"). An increase of $287 million in Institutional expenses is primarily driven by expenses associated with fourth quarter business realignment initiatives of $184 million and a rise in non-deferrable variable expenses associated with premium growth in the group insurance businesses. Non-deferrable variable expenses include premium tax, commissions and administrative expenses for dental, disability and long-term care businesses. Other expenses in Corporate & Other grew by $198 million primarily due to a $250 million race-conscious underwriting loss provision which was recorded in the fourth quarter of 2001, additional expenses associated with MetLife, Inc. shareholder services costs and start-up costs relating to MetLife's banking initiatives, as well as a decrease in the elimination of intersegment activity. These increases are partially offset by a decline in interest expense due to reduced average levels in borrowing and a lower interest rate environment in 2001. An increase of $43 million in the International segment is predominantly the result of growth in Mexico and South Korea, and acquisitions in Brazil and Chile, partially offset by a decrease in Spain's other expenses due to a planned cessation of product lines offered through a joint venture with Banco Santander. The acquisition of the remaining interest in RGA Financial Group,

LLC during the second half of 2000 contributed to the $20 million increase in other expenses in the Reinsurance segment.

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

     Capitalization of deferred policy acquisition costs increased to $2,039 million for the year ended December 31, 2001 from $1,863 million for the comparable 2000 period. This variance is attributable to increases in the Individual, Reinsurance, Institutional and International segments. The growth in the Individual segment is primarily due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in additional commissions and other deferrable expenses. The increases in the Reinsurance, Institutional and International segments are commensurate with growth in those businesses. Total amortization of deferred policy acquisition costs increased to $1,438 million in 2001 from $1,383 million in 2000. Amortization of $1,413 million and $1,478 million are allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The decrease in amortization of deferred policy acquisition costs allocated to other expenses is attributable to a decline in the Individual segment, partially offset by increases in the Reinsurance and International segments. The decline in the Individual segment is due to changes in the estimates of future gross margins and profits. Contributing to this variance are modifications made in the third quarter of 2001 relating to the manner in which estimates of future market performance are developed. These estimates are used in determining unamortized deferred policy acquisition costs balances and the amount of related amortization. The modification will reflect an expected impact of past market performance on future market performance, as well as improving the ability to estimate deferred policy acquisition costs balances and related amortization. The increase in the Reinsurance segment is primarily due to fluctuations in allowances paid to ceding companies as a result of a change in product mix. The increase in the International segment is due to a write-off of deferred policy acquisition costs as a result of the economic and political events in Argentina.

     Income tax expense for the year ended December 31, 2001 was $227 million, or 37%, of income from continuing operations before provision for income taxes, compared with $421 million, or 33%, for the comparable 2000 period. The 2001 effective tax rate differs from the federal corporate tax rate of 35% due to an increase in prior year income taxes on capital gains. The 2000 effective tax rate differs from the federal corporate tax rate of 35% primarily due to the payments made in the second quarter of 2000 to former Canadian policyholders in connection with the demutualization, the impact of surplus tax and a reduction in prior year income taxes on capital gains recorded in the third quarter of 2000. This reduction is associated with the previous sale of a business. Prior to its demutualization, the Company was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. The surplus tax results from the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income.

     In accordance with SFAS No. 144, income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the years ended December 31, 2002, 2001 and 2000. The income from discontinued operations is comprised of net investment income related to 47 properties that the Company began marketing for sale on or after January 1, 2002.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $ 4,507   $ 4,563   $ 4,673
Universal life and investment-type product policy
  fees..................................................    1,380     1,260     1,221
Net investment income...................................    6,259     6,188     6,108
Other revenues..........................................      418       495       650
Net investment (losses) gains...........................     (164)      827       227
                                                          -------   -------   -------
     Total revenues.....................................   12,400    13,333    12,879
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims........................    5,220     5,233     5,054
Interest credited to policyholder account balances......    1,793     1,898     1,680
Policyholder dividends..................................    1,770     1,767     1,742
Other expenses..........................................    2,629     2,747     3,012
                                                          -------   -------   -------
     Total expenses.....................................   11,412    11,645    11,488
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................      988     1,688     1,391
Provision for income taxes..............................      363       631       507
                                                          -------   -------   -------
Income from continuing operations.......................      625     1,057       884
Income from discontinued operations, net of income
  taxes.................................................      201        38        36
                                                          -------   -------   -------
Net income..............................................  $   826   $ 1,095   $   920
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- INDIVIDUAL

     Premiums decreased by $56 million, or 1%, to $4,507 million for the year ended December 31, 2002 from $4,563 million for the comparable 2001 period. Premiums from insurance products decreased by $94 million, primarily resulting from a third quarter 2002 amendment of a reinsurance agreement to increase the amount of insurance ceded from 50% to 100%. This amendment was effective January 1, 2002. The Company also believes the decline is the result of a continued shift in policyholders' preference from traditional policies to annuity and investment-type products. These decreases are partially offset by policyholders expanding their traditional life insurance coverage through the purchase of additional insurance with dividend proceeds in 2002. Premiums from annuity products increased by $38 million as a result of higher sales of fixed annuities and supplementary contracts with life contingencies.

     Universal life and investment-type product policy fees increased by $120 million, or 10%, to $1,380 million for the year ended December 31, 2002 from $1,260 million for the comparable 2001 period. Policy fees from insurance products increased by $145 million primarily due to higher revenue from insurance fees, which increase as the average separate account asset base supporting the underlying minimum death benefit declines. The average separate account asset base has declined in response to poor equity market performance. Additionally, this variance reflects the acceleration of the recognition of unearned fees associated with future reinsurance recoveries. Policy fees from annuity and investment-type products decreased by $25 million primarily due to declines in the average separate account asset base resulting generally from poor equity market performance, partially offset by an increase in fees resulting from growth in annuity deposits. Policy fees from annuity and investment-type products are typically calculated as a percentage of average separate account assets.

Such assets can fluctuate depending on equity market performance. If average separate account asset levels continue to decline, management expects that policy fees from annuity and investment-type products will continue to be adversely impacted, while revenues from insurance fees on variable life products would be expected to rise.

     Other revenues decreased by $77 million, or 16%, to $418 million for the year ended December 31, 2002 from $495 million for the comparable 2001 period, largely due to lower commission and fee income associated with a volume decline in the broker/dealer and other subsidiaries which is principally due to the depressed equity markets.

     Policyholder benefits and claims decreased by $13 million, or less than 1%, to $5,220 million for the year ended December 31, 2002 from $5,233 million for the comparable 2001 period. Policyholder benefits and claims for insurance products decreased by $119 million, primarily due to the impact of the aforementioned reinsurance transaction and the establishment of liabilities for the September 11, 2001 tragedies in the previous year. Policyholder benefits and claims for annuity and investment-type products increased by $106 million primarily due to an increase in fixed and immediate annuity liabilities, resulting from business growth and an increase in the liability associated with guaranteed minimum death benefits on variable annuities.

     Interest credited to policyholder account balances decreased by $105 million, or 6%, to $1,793 million for the year ended December 31, 2002 compared with $1,898 for the comparable 2001 period. This decrease was primarily due to the establishment of a $118 million policyholder liability with respect to certain group annuity contracts at New England Financial in 2001. Excluding this policyholder liability, interest credited increased slightly due to an increase in policyholder account balances which is primarily attributable to sales growth partially offset by declines in interest crediting rates.

     Policyholder dividends increased by $3 million, or less than 1%, to $1,770 million for the year ended December 31, 2002 from $1,767 million for the comparable 2001 period due to the increase in the invested assets supporting the policies associated with this segment's large block of traditional life insurance business. This increase is partially offset by the approval by the Company's Board of Directors in the fourth quarter of 2002 of a reduction in the dividend scale to reflect the impact of the current low interest rate environment on the asset portfolios supporting these policies.

     Other expenses decreased by $118 million, or 4%, to $2,629 million for the year ended December 31, 2002 million from $2,747 for the comparable 2001 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses decreased by $118 million, or 4%, to $2,922 million in 2002 from $3,040 million in 2001. Other expenses related to insurance products decreased by $129 million, which is attributable to continued expense management, reductions in volume-related commission expenses in the broker/dealer and other subsidiaries and a reduction of $62 million related to business realignment expenses incurred in 2001. These decreases are partially offset by increased pension and post-retirement benefit expenses over the comparable period. Other expenses related to annuity and investment-type products increased by $11 million. This increase is commensurate with the rise in sales of new annuity and investment-type products as well as increased pension and post-retirement benefit expenses. This increase is partially offset by the reduction of $37 million of business realignment expenses incurred in 2001.

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

     Capitalization of deferred policy acquisition costs increased by $111 million, or 12%, to $1,037 million for the year ended December 31, 2002 from $926 million for the comparable 2001 period due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs increased by $100 million, or 15%, to $754 million in 2002 from $654 million in 2001. Amortization of deferred policy acquisition costs of $744 million and $633 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Increases in amortization of deferred policy acquisition costs allocated to other expenses of $84 million and $27 million related to insurance products and annuity and investment-type products, respectively, are due to the impact of the depressed equity markets and changes in the estimates of future gross profits. In 2002, estimates of future dividend scales, future maintenance expenses, future rider margins, and future reinsurance recoveries were revised. In 2001, estimates of future fixed account interest spreads, future gross margins and profits related to separate accounts and future mortality margins were revised.

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- INDIVIDUAL

     Premiums decreased by $110 million, or 2%, to $4,563 million for the year ended December 31, 2001 from $4,673 million for the comparable 2000 period. Premiums from insurance products declined by $108 million. This decrease is primarily due to declines in traditional life insurance policies, which reflects a maturing of that business and a continued shift in customer preference from those policies to variable life products. Premiums from annuity products declined by $2 million, due to lower sales of supplementary contracts with life contingencies and single premium immediate annuity business.

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

     Policyholder benefits and claims increased by $179 million, or 4%, to $5,233 million for the year ended December 31, 2001 from $5,054 million for the comparable 2000 period. Policyholder benefits and claims for insurance products rose by $192 million primarily due to increases in the liabilities for future policy benefits commensurate with the aging of the in-force block of business. In addition, increases of $74 million and $24 million in the policyholder dividend obligation and liabilities and claims associated with the September 11, 2001 tragedies, respectively, contributed to the variance. Partially offsetting these variances is a reduction in policyholder benefits and claims for annuity and investment-type products due to a decrease in liabilities for supplemental contracts with life contingencies.

     Interest credited to policyholder account balances rose by $218 million, or 13%, to $1,898 million for the year ended December 31, 2001 from $1,680 million for the comparable 2000 period. Interest on insurance products increased by $165 million, primarily due to the establishment of a policyholder liability of $118 million with respect to certain group annuity contracts at New England Financial. The remainder of the variance is predominantly a result of higher average policyholder account balances. Interest on annuity and investment-type products grew by $53 million due to slightly higher crediting rates and higher policyholder account balances stemming from increased sales, including products with a dollar cost averaging-type feature.

     Policyholder dividends increased by $25 million, or 1%, to $1,767 million for the year ended December 31, 2001 from $1,742 million for the comparable 2000 period. This is largely attributable to the growth in the assets supporting policies associated with this segment's aging block of traditional life insurance business.

     Other expenses decreased by $265 million, or 9%, to $2,747 for the year ended December 31, 2001 from $3,012 million for the comparable 2000 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses are lower by $121 million, or 4%, to $3,040 million in 2001 from $3,161 million in 2000. Other expenses related to insurance products decreased by $158 million due to continued expense management, primarily due to reduced employee costs and lower discretionary spending. In addition, there were reductions in volume-related commission expenses in the broker/dealer and other subsidiaries. These decreases are partially offset by an increase of $62 million related to fourth quarter 2001 business realignment initiatives. The annuity and investment-type products experienced an increase in other expenses of $37 million primarily due to expenses associated with the business realignment initiatives.

     Deferred policy acquisition costs are principally amortized in proportion to gross margins and profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization, and to other expenses to provide amounts related to gross margins and profits originating from transactions other than investment gains and losses.

     Capitalization of deferred policy acquisition costs increased by $54 million, or 6%, to $926 million for the year ended December 31, 2001 from $872 million for the comparable 2000 period. This increase is primarily due to higher sales of variable and universal life insurance policies and annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of deferred policy acquisition costs increased by $26 million, or 4%, to $654 million in 2001 from $628 million in 2000. Amortization of deferred policy acquisition costs of $633 million and $723 million is allocated to other expenses in 2001 and 2000, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Amortization of deferred policy acquisition costs allocated to other expenses related to insurance products declined by $48 million due to changes in the estimate of future gross margins and profits. Amortization of deferred policy acquisition costs allocated to other expenses related to annuity and investment products declined by $42 million due to changes in the estimate of future gross profits. Contributing to this variance are modifications made in the third quarter of 2001 relating to the manner in which estimates of future market performance are developed. These estimates are used in determining unamortized deferred policy acquisition costs balances and the amount of related amortization. The modification reflects an expected impact of past market performance on future market performance, and improves the ability to estimate deferred policy acquisition costs balances and related amortization.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $ 8,254   $ 7,288   $ 6,900
Universal life and investment-type product policy
  fees..................................................      615       592       547
Net investment income...................................    3,928     3,966     3,712
Other revenues..........................................      609       649       650
Net investment losses...................................     (506)      (15)     (475)
                                                          -------   -------   -------
     Total revenues.....................................   12,900    12,480    11,334
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims........................    9,339     8,924     8,178
Interest credited to policyholder account balances......      932     1,013     1,090
Policyholder dividends..................................      115       259       124
Other expenses..........................................    1,531     1,746     1,514
                                                          -------   -------   -------
     Total expenses.....................................   11,917    11,942    10,906
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................      983       538       428
Provision for income taxes..............................      347       179       142
                                                          -------   -------   -------
Income from continuing operations.......................      636       359       286
Income from discontinued operations, net of income
  taxes.................................................      123        23        21
                                                          -------   -------   -------
Net income..............................................  $   759   $   382   $   307
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- INSTITUTIONAL

     Premiums increased by $966 million, or 13%, to $8,254 million for the year ended December 31, 2002 from $7,288 million for the comparable 2001 period. Group insurance premiums increased by $505 million as a result of growth in this segment's group life, dental, disability and long-term care businesses. Retirement and savings premiums increased by $461 million primarily due to the sale of a significant contract in the second quarter of 2002, as well as new sales throughout 2002 from structured settlements and traditional annuity products. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

     Universal life and investment-type product policy fees increased by $23 million, or 4%, to $615 million for the year ended December 31, 2002 from $592 million for the comparable 2001 period. This increase is primarily attributable to a fee resulting from the renegotiation of a portion of a bank-owned life insurance contract, as well as growth in existing business in the group universal life product line.

     Other revenues decreased by $40 million, or 6%, to $609 million for the year ended December 31, 2002 from $649 million for the comparable 2001 period. Retirement and savings other revenues decreased $73 million primarily due to a reduction in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, and lower fees earned on investments in separate accounts resulting generally from poor equity market performance. This decrease is partially offset by a $33 million increase in group insurance due to growth in the administrative service businesses and a settlement received in 2002 related to the Company's former medical business.

     Policyholder benefits and claims increased by $415 million, or 5%, to $9,339 million for the year ended December 31, 2002 from $8,924 million for the comparable 2001 period. This variance is attributable to increases of $238 million and $177 million in group insurance and retirement and savings, respectively. Excluding $291 million of 2001 claims related to the September 11, 2001 tragedies, group insurance policyholder benefits and claims increased by $529 million commensurate with the aforementioned premium growth in this segment's group life, dental, disability, and long-term care businesses. Excluding $215 million of 2001 policyholder benefits related to the fourth quarter 2001 business realignment initiatives, retirement and savings policyholder benefits increased $392 million, commensurate with the aforementioned premium growth.

     Interest credited to policyholders decreased by $81 million, or 8%, to $932 million for the year ended December 31, 2002 from $1,013 million for the comparable 2001 period. Decreases of $42 million and $39 million in retirement and savings and group insurance, respectively, are primarily attributable to declines in the average crediting rates in 2002 as a result of the current low interest rate environment.

     Policyholder dividends decreased by $144 million, or 56%, to $115 million for the year ended December 31, 2002 from $259 million for the comparable 2001 period. This decline is largely attributable to unfavorable mortality experience of several large group clients. Policyholder dividends vary from period to period based on participating contract experience, which are generally recorded in policyholder benefits and claims.

     Other expenses decreased by $215 million, or 12%, to $1,531 million for the year ended December 31, 2002 from $1,746 million in the comparable 2001 period. Retirement and savings decreased by $293 million, primarily attributable to $184 million of accrued expenses related to business realignment initiatives recorded in the fourth quarter of 2001 (predominantly related to the Company's exit from the large market 401(k) business), $30 million of which was released into income in the fourth quarter of 2002. In addition, ongoing expenses for the defined contribution product have steadily decreased throughout 2002. The net reduction in retirement and savings is partially offset by an increase in pension and post-retirement costs. Group insurance other expenses increased by $78 million. This increase is mainly attributable to growth in operational expenses for the dental and disability products, as well as group insurance's non-deferrable expenses, including a certain portion of premium taxes and commissions. These variances are commensurate with the aforementioned premium growth. In addition, an increase in pension and post-retirement costs contributed to the variance.

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

     Universal life and investment-type product policy fees increased by $45 million, or 8%, to $592 million for the year ended December 31, 2001 from $547 million for the comparable 2000 period. The rise in fees reflects growth in sales and deposits in group universal life and COLI products. Higher fees in group universal life products represent an increase in insured lives for an existing customer, coupled with a change in a customer preference for group life over optional term products. The increase in corporate-owned life insurance represents a $27 million fee received in 2001 from an existing customer.

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

     Policyholder benefits and claims increased by $746 million, or 9%, to $8,924 million for the year ended December 31, 2001 from $8,178 million for the comparable 2000 period. Group insurance policyholder benefits and claims grew by $778 million, primarily due to growth in this segment's group life, dental, disability and long-term care insurance businesses, commensurate with the premium variance discussed above. In addition, $291 million in claims related to the September 11, 2001 tragedies contributed to this variance. Retirement and savings policyholder benefits and claims declined by $32 million. A decrease commensurate with the $292 million premium variance discussed above is almost entirely offset by a $215 million increase in policyholder benefits associated with fourth quarter 2001 business realignment initiatives.

     Interest credited to policyholder account balances decreased by $77 million, or 7%, to $1,013 million for the year ended December 31, 2001 from $1,090 million for the comparable 2000 period. Retirement and savings decreased by $53 million, or 9%, to $549 million in 2001 from $602 million in 2000, due to a overall decline in crediting rates in 2001 as a result of the low interest rate environment. A $24 million drop in group life is largely attributable to an overall decline in crediting rates in 2001 as a result of the low interest rate environment. The variance in group life was partially dampened by an increase in average customer account balances stemming from asset growth, resulting in $12 million in additional interest credited.

     Policyholder dividends increased by $135 million, or 109%, to $259 million for the year ended December 31, 2001 from $124 million for the comparable 2000 period. The rise in dividends is primarily attributed to favorable experience on a large group life contract in 2001. Policyholder dividends vary from period to period based on insurance contract experience, which are generally recorded in policyholder benefits and claims.

     Other expenses increased by $232 million, or 15%, to $1,746 million for the year ended December 31, 2001 from $1,514 million for the comparable 2000 period. Other expenses related to retirement and savings rose by $121 million, which is largely attributable to $184 million in expenses associated with fourth quarter 2001 business realignment initiatives. This variance is partially offset by a decrease in expenses, due in most part, to expense management initiatives. Group insurance expenses grew by $111 million due primarily to a rise in non-deferrable variable expenses associated with premium growth. Non-deferrable variable expenses include premium tax, commissions and administrative expenses for dental, disability and long-term care businesses.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $2,005   $1,762   $1,450
Net investment income......................................     421      390      379
Other revenues.............................................      43       42       29
Net investment gains (losses)..............................       2       (6)      (2)
                                                             ------   ------   ------
     Total revenues........................................   2,471    2,188    1,856
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   1,554    1,484    1,096
Interest credited to policyholder account balances.........     146      122      109
Policyholder dividends.....................................      22       24       21
Other expenses.............................................     547      439      446
                                                             ------   ------   ------
     Total expenses........................................   2,269    2,069    1,672
                                                             ------   ------   ------
Income before provision for income taxes and minority
  interest.................................................     202      119      184
Provision for income taxes.................................      43       27       48
Minority interest..........................................      75       52       67
                                                             ------   ------   ------
Net income.................................................  $   84   $   40   $   69
                                                             ======   ======   ======

 YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- REINSURANCE

     Premiums increased by $243 million, or 14%, to $2,005 million for the year ended December 31, 2002 from $1,762 million for the comparable 2001 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and U.K. reinsurance operations, all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Other revenues remained essentially unchanged at $43 million for the year ended December 31, 2002 versus $42 million for the comparable 2001 period.

     Policyholder benefits and claims increased by $70 million, or 5%, to $1,554 million for the year ended December 31, 2002 from $1,484 million for the comparable 2001 period. Policyholder benefits and claims were 78% of premiums for the year ended December 31, 2002 compared to 84% in the comparable 2001 period. The decrease in policyholder benefits and claims as a percentage of premiums is primarily attributable to higher than expected mortality in the U.S. reinsurance operations during the first and fourth quarters of 2001, favorable claims experience in 2002 and the 2001 impact of claims associated with the September 11, 2001 tragedies. In addition, increases in the liabilities for future policyholder benefits and adverse results on the reinsurance of Argentine pension business during 2001 contributed to the decrease. The level of claims may fluctuate from period to period, but exhibits less volatility over the long term.

     Interest credited to policyholder account balances increased by $24 million, or 20%, to $146 million for the year ended December 31, 2002 from $122 million for the comparable 2001 period. Contributing to this growth were several new deferred annuity reinsurance agreements executed during 2002. The crediting rate on certain blocks of annuities is based on the performance of the underlying assets.

     Policyholder dividends were essentially unchanged at $22 million for the year ended December 31, 2002, versus $24 million for the 2001 comparable period.

     Other expenses increased by $108 million, or 25%, to $547 million for the year ended December 31, 2002 from $439 million for the comparable 2001 period. The increase in other expenses is primarily attributable to an increase in reinsurance business in the U.K., which is characterized by higher initial reinsurance allowances than those historically experienced in the segment. These expenses fluctuate depending on the mix of the underlying insurance products being reinsured as allowances paid and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty.

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

     Policyholder benefits and claims increased by $388 million, or 35%, to $1,484 million for the year ended December 31, 2001 from $1,096 million for the comparable 2000 period. Claims experience for the year ended December 31, 2001 includes claims arising from the September 11, 2001 tragedies of approximately $16 million, net of amounts recoverable from reinsurers. As a percentage of premiums, policyholder benefits and claims increased to 84% for the year ended December 31, 2001 from 76% for the comparable 2000 period. This increase is attributed primarily to higher than expected mortality in the U.S. reinsurance operations during the first and fourth quarters of 2001, in addition to the claims arising from the terrorist attacks. Additionally, increases for benefits and adverse results on the reinsurance of Argentine pension business contributed to the increase. Mortality is expected to vary from period to period, but generally remains fairly constant over the long term.

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

     Policyholder dividends were essentially unchanged at $24 million for the year ended December 31, 2001 as compared to $21 million for the year ended December 31, 2000.

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

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $2,828   $2,755   $2,636
Net investment income......................................     177      200      194
Other revenues.............................................      26       22       40
Net investment losses......................................     (46)     (17)     (20)
                                                             ------   ------   ------
     Total revenues........................................   2,985    2,960    2,850
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   2,019    2,121    2,005
Other expenses.............................................     793      800      827
                                                             ------   ------   ------
     Total expenses........................................   2,812    2,921    2,832
                                                             ------   ------   ------
Income before provision (benefit) for income taxes.........     173       39       18
Provision (benefit) for income taxes.......................      41       (2)     (12)
                                                             ------   ------   ------
Net income.................................................  $  132   $   41   $   30
                                                             ======   ======   ======

 YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- AUTO & HOME

     Premiums increased by $73 million, or 3%, to $2,828 million for the year ended December 31, 2002 from $2,755 million for the comparable 2001 period. Auto and property premiums increased by $66 million and $1 million, respectively, primarily due to increases in average premium earned per policy resulting from rate increases. The impact on premiums from rate increases was partially offset by an expected reduction in retention and a reduction in new business sales. Premiums from other personal lines increased by $6 million.

     Other revenues increased by $4 million, or 18%, to $26 million for the year ended December 31, 2002 from $22 million for the comparable 2001 period. This increase was primarily due to income earned on a COLI policy purchased in the second quarter of 2002, as well as higher fees on installment payments. These increases were partially offset by an adjustment to a deferred gain related to the disposition of this segment's reinsurance business in 1990.

     Policyholder benefits and claims decreased by $102 million, or 5%, to $2,019 million for the year ended December 31, 2002 from $2,121 million for the comparable 2001 period. Property policyholder benefits and claims decreased by $120 million due to improved claim frequency, underwriting and agency management actions, and a $41 million reduction in catastrophe losses. Property catastrophes represented 7.4% of the property loss ratio in 2002 compared to 13.5% in 2001. Other policyholder benefits and claims decreased by $10 million due to fewer personal umbrella claims. Fluctuations in these policyholder benefits and claims may not be commensurate with the change in premiums for a given period due to low premium volume and high liability limits. Auto policyholder benefits and claims increased by $28 million largely due to an increase in current year bodily injury and no-fault severities. Costs associated with the processing of the New York assigned risk business also contributed to this increase. These increases were partially offset by improved claim frequency resulting from milder winter weather, underwriting and agency management actions, as well as lower catastrophe losses.

     Other expenses decreased by $7 million, or 1%, to $793 million for the year ended December 31, 2002 from $800 million for the comparable 2001 period. This decrease is primarily due to reduced employee head-count and reduced expenses associated with the consolidation of The St. Paul companies acquired in 1999. These declines are partially offset by an increase in expenses related to the outsourced New York assigned risk business.

     The effective income tax rates for the year ended December 31, 2002 and 2001 differ from the federal corporate tax rate of 35% due to the impact of non-taxable investment income.

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

     Policyholder benefits and claims increased by $116 million, or 6%, to $2,121 million for the year ended December 31, 2001 from $2,005 million for the comparable 2000 period. Auto policyholder benefits and claims increased by $62 million due to increased average claim costs, growth in the business and adverse weather in the first quarter of 2001. Despite this increase, the auto loss ratio decreased to 75.9% in 2001 from 76.6% in 2000 as a result of higher premiums per policy. Property policyholder benefits and claims increased by $41 million due to increased non-catastrophe weather-related losses in 2001. Correspondingly, the property loss ratio increased to 80.7% in 2001 from 76.4% in 2000. Catastrophes represented 13.5% of the loss ratio in 2001 compared to 17.3% in 2000. Other policyholder benefits and claims grew by $13 million, primarily due to an increase in high liability personal umbrella claims. Fluctuations in these policyholder benefits and claims may not be commensurate with the change in premiums for a given period due to low premium volume and high liability limits.

     Other expenses decreased by $27 million, or 3%, to $800 million for the year ended December 31, 2001 from $827 million for the comparable 2000 period. This decrease is due to a reduction in integration costs associated with the St. Paul acquisition.

     The effective income tax rates for the years ended December 31, 2001 and 2000 differ from the federal corporate tax rate of 35% due to the impact of non-taxable investment income.

ASSET MANAGEMENT

     The following table presents consolidated financial information for the Asset Management segment for the years indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
REVENUES
Net investment income.......................................  $ 59    $ 71    $ 90
Other revenues..............................................   166     198     760
Net investment (losses) gains...............................    (4)     25      --
                                                              ----    ----    ----
     Total revenues.........................................   221     294     850
                                                              ----    ----    ----
OTHER EXPENSES..............................................   211     252     749
                                                              ----    ----    ----
Income before provision for income taxes and minority
  interest..................................................    10      42     101
Provision for income taxes..................................     4      15      32
Minority interest...........................................    --      --      35
                                                              ----    ----    ----
Net income..................................................  $  6    $ 27    $ 34
                                                              ====    ====    ====

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- ASSET MANAGEMENT

     Other revenues, which primarily consist of management and advisory fees from third parties, decreased by $32 million, or 16%, to $166 million for the year ended December 31, 2002 from $198 million for the comparable 2001 period. The most significant factor contributing to this decline is a $31 million decrease resulting from the sale of Conning, which occurred in July 2001. Excluding the impact of this transaction, other revenues remained essentially unchanged at $166 million for the year ended December 31, 2002 as compared to $167 million for the year ended December 31, 2001. Despite lower average assets under management, revenues remained constant due to performance and incentive fees earned on certain real estate and hedge fund products. The lower assets under management are primarily due to institutional client withdrawals, and the downturn in the equity market. In addition, fourth quarter 2002 product closings and business exits also contributed to this decline.

     Other expenses decreased by $41 million, or 16%, to $211 million for the year ended December 31, 2002 from $252 million for the comparable 2001 period. Excluding the impact of the sale of Conning, other expenses decreased by $6 million, or 3%, to $211 million in 2002 from $217 million in 2001. This decrease is due to reductions in marketing-related expenses and expenses related to fund reimbursements. In addition, a decrease in amortization of deferred sales commissions resulted from a reduction in sales. These decreases were partially offset by a $5 million increase in employee compensation attributable to severance-related expenses resulting from third and fourth quarter 2002 staff reductions.

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- ASSET MANAGEMENT

     Other revenues, which are primarily comprised of management and advisory fees from third parties, decreased by $562 million, or 74%, to $198 million in 2001 from $760 million in 2000. The most significant factors contributing to this decline were a $522 million decrease resulting from the sale of Nvest, which occurred in October 2000, and a $48 million decrease resulting from the sale of Conning, which occurred in July 2001. Excluding the impact of these transactions, other revenues increased by $8 million, or 5%, to $167 million in 2001 from $159 million in 2000. This is attributable to an increase in real estate assets under management that command a higher fee. Assets under management in the remaining Asset Management organization decreased from $56 billion as of December 31, 2000 to $51 billion at December 31, 2001. The decline occurred as a result of the equity market downturn and MetLife institutional customer withdrawals. Third party assets under management registered only a slight decrease of $352 million as a result of the equity market downturn, substantially offset by strong mutual fund sales and the purchase of a real estate portfolio in the second quarter of 2001 comprised of new assets of $1.7 billion. Management and advisory fees are typically calculated based on a percentage of assets under management, and are not necessarily proportionate to average assets managed due to changes in account mix.

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

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $1,511   $  846   $  660
Universal life and investment-type product policy fees.....     144       38       53
Net investment income......................................     461      267      254
Other revenues.............................................      14       16        9
Net investment (losses) gains..............................      (9)     (16)      18
                                                             ------   ------   ------
     Total revenues........................................   2,121    1,151      994
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   1,388      689      562
Interest credited to policyholder account balances.........      79       51       56
Policyholder dividends.....................................      35       36       32
Payments to former Canadian policyholders..................      --       --      327
Other expenses.............................................     507      329      292
                                                             ------   ------   ------
     Total expenses........................................   2,009    1,105    1,269
                                                             ------   ------   ------
Income (loss) before provision for income taxes............     112       46     (275)
Provision for income taxes.................................      28       32       10
                                                             ------   ------   ------
Net income (loss)..........................................  $   84   $   14   $ (285)
                                                             ======   ======   ======

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- INTERNATIONAL

     Premiums increased by $665 million, or 79%, to $1,511 million for the year ended December 31, 2002 from $846 million for the comparable 2001 period. The June 2002 acquisition of Hidalgo and the 2001 acquisitions in Chile and Brazil increased premiums by $228 million, $102 million and $8 million, respectively. In addition, a portion of the increase in premiums is attributable to a $108 million increase due to the sale of an annuity contract in the first quarter of 2002 to a Canadian trust company. South Korea's premiums increased by $91 million primarily due to a larger professional sales force and improved agent productivity. Mexico's premiums (excluding Hidalgo), increased by $66 million, primarily due to increases in its group life, major medical and individual life businesses. Excluding the aforementioned sale of an annuity contract, Canada's premiums increased by $26 million due to the restructuring of a pension contract from an investment-type product to a long-term annuity. Spain's and Taiwan's premiums increased by $25 million and $13 million, respectively, due primarily to continued growth in the direct auto business and in the individual life insurance business. Hong Kong's premiums increased $5 million primarily due to continued growth in the group life and traditional life businesses. These increases are partially offset by a decrease in Argentina's premiums of $9 million due to the reduction in business caused by the Argentine economic environment. The remainder of the variance is attributable to minor fluctuations in other countries.

     Universal life and investment type-product policy fees increased by $106 million, or 279%, to $144 million for the year ended December 31, 2002 from $38 million for the comparable 2001 period. The acquisition of Hidalgo and the acquisitions in Chile resulted in increases of $102 million and $5 million, respectively. These increases were partially offset by a $9 million decrease in Spain due to a reduction in fees caused by a decline in assets under management, as a result of the cessation of product lines offered through a joint venture with Banco Santander in 2001. The remainder of the variance is attributable to minor fluctuations in several countries.

     Other revenues decreased by $2 million, or 13%, to $14 million for the year ended December 31, 2002 from $16 million for the comparable 2001 period. Canada's other revenues in 2001 included $1 million due primarily to the settlement of two legal cases in 2001. The remainder of the variance is attributable to minor fluctuations in several countries. The acquisition of Hidalgo and the acquisitions in Chile and Brazil had no material impact on this variance.

     Policyholder benefits and claims increased by $699 million, or 101%, to $1,388 million for the year ended December 31, 2002 from $689 million for the comparable 2001 period. The acquisition of Hidalgo and the acquisitions in Chile increased policyholder benefits and claims by $224 million and $169 million, respectively. In addition, $108 million of this increase in policyholder benefits and claims is attributable to the aforementioned sale of an annuity contract in Canada. South Korea's, Mexico's (excluding Hidalgo), Taiwan's and Spain's policyholder benefits and claims increased by $69 million, $67 million, $18 million and $15 million, respectively, commensurate with the overall premium increases discussed above. Excluding the aforementioned sale of an annuity contract, Canada's policyholder benefits and claims increased by $32 million primarily due to the restructuring of a pension contract from an investment-type product to a long-term annuity. The remainder of the variance is attributable to minor fluctuations in several countries.

     Interest credited to policyholder account balances increased by $28 million, or 55%, to $79 million for the year ended December 31, 2002 from $51 million for the comparable 2001 period. The acquisition of Hidalgo contributed $51 million. This increase was partially offset by a decrease of $17 million in Argentina. This decrease is primarily due to modifications to policy contracts as authorized by the Argentinean government and a reduction of investment-type policies in-force. In addition, Spain's interest credited decreased by $7 million primarily due to a decrease in the assets under management for life products with guarantees associated with the sale of a block of policies to Banco Santander in May 2001. The remainder of the variance is attributable to minor fluctuations in several countries.

     Policyholder dividends remained essentially unchanged at $35 million for the year ended December 31, 2002 versus $36 million for the comparable 2001 period. The acquisition of Hidalgo and the acquisitions in Chile and Brazil had no material impact on this variance.

     Other expenses increased by $178 million, or 54%, to $507 million for the year ended December 31, 2002 from $329 million for the comparable 2001 period. The acquisition of Hidalgo and the acquisitions in Chile and Brazil contributed $82 million, $21 million and $5 million, respectively. South Korea's, Mexico's (excluding Hidalgo), and Hong Kong's other expenses increased by $29 million, $19 million and $7 million, respectively. These increases are primarily due to increased non-deferrable commissions from higher sales as discussed above, particularly in South Korea where fixed sales compensation is paid to new sales management as part of the professional agency expansion. Argentina's other expenses increased by $9 million due to additional loss recognition in connection with ongoing economic circumstances in the country. Poland's other expenses increased by $5 million primarily due to costs incurred in the fourth quarter of 2002 associated with the closing of this operation. The remainder of the variance is attributable to minor fluctuations in several countries.

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- INTERNATIONAL

     Premiums increased by $186 million, or 28%, to $846 million for the year ended December 31, 2001 from $660 million for the comparable 2000 period. Mexico's premiums grew by $89 million due to additional sales in group life, major medical and individual life products. Protection-type product sales fostered by the continued expansion of the professional sales force in South Korea accounted for an additional $41 million in premiums. Spain's premiums rose by $18 million primarily due to continued growth in the direct auto business. Higher individual life sales resulted in an additional $17 million in Taiwanese premiums. The 2001 acquisitions in Brazil and Chile increased premiums by $12 million and $7 million, respectively, in those countries. Hong Kong's premiums grew by $5 million primarily due to continued growth in the direct marketing, group life, and traditional life businesses. These variances were partially offset by a $3 million decline in Argentinean individual life premiums, reflecting the impact of economic and political events in that country. The remainder of the variance is attributable to minor fluctuations in several countries.

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

     Policyholder benefits and claims increased by $127 million, or 23%, to $689 million for the year ended December 31, 2001 from $562 million for the comparable 2000 period. Mexico's, South Korea's and Taiwan's policyholder benefits and claims grew by $74 million, $24 million and $15 million, respectively, commensurate with the overall premium variance discussed above. The 2001 acquisitions in Brazil and Chile contributed $9 million and $7 million, respectively, to this variance. These variances are partially offset by a $7 million decline in Argentina's policyholder benefits and claims as a result of the impact of economic and political events in that country. The remainder of the variance is attributable to minor fluctuations in several countries.

     Interest credited to policyholder account balances decreased by $5 million, or 9%, to $51 million for the year ended December 31, 2001 from $56 million for the comparable 2000 period. An overall decline in crediting rates on interest-sensitive products in 2001 as a result of the low interest rate environment is primarily responsible for a $6 million reduction in South Korea. Spain's interest credited dropped by $6 million due to a reduction in assets under management, as a result of a planned cessation of product lines offered through a joint venture with Banco Santander. These variances were partially offset by a $2 million increase in both Mexico and Argentina, due to an increase in average customer account balances.

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

     Other expenses increased by $37 million, or 13%, to $329 million for the year ended December 31, 2001 from $292 million in the comparable 2000 period. Argentina's other expenses rose by $15 million due to a write-off of deferred policy acquisition costs, resulting from a revision in the calculation of estimated gross margins and profits caused by the anticipated impact of economic and political events in that country. Mexico and South Korea's other expenses grew by $13 million and $10 million, respectively, primarily due to the growth in business in these countries. The 2001 acquisitions in Brazil and Chile contributed $7 million and $3 million, respectively, to this variance. These variances were partially offset by an $11 million decrease in Spain's other expenses due to a reduction in payroll, commissions, and administrative expenses as a result of a planned cessation of product lines offered through a joint venture with Banco Santander. The remainder of the variance is attributable to minor fluctuations in several countries.

CORPORATE & OTHER

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- CORPORATE & OTHER

     Other revenues increased by $16 million, or 19%, to $101 million for the year ended December 31, 2002 from $85 million for the comparable 2001 period, primarily due to the sale of a company-occupied building, and income earned on COLI purchased during 2002, partially offset by an increase in the elimination of intersegment activity.

     Other expenses increased by $111 million, or 17%, to $768 million for the year ended December 31, 2002 from $657 million for the comparable 2001 period, primarily due to increases in legal and interest expenses. The 2002 period includes a $266 million charge to increase the Company's asbestos-related liability and expenses to cover costs associated with the resolution of federal government investigations of General American's former Medicare business. These increases are partially offset by a $250 million charge recorded in the fourth quarter of 2001 to cover costs associated with the resolution of class action lawsuits and a regulatory inquiry pending against Metropolitan Life, involving alleged race-conscious insurance underwriting practices prior to 1973. The increase in interest expenses is primarily due to increases in long-term debt resulting from the issuance of $1.25 billion and $1 billion of senior debt in November 2001 and December 2002, respectively, partially offset by a decrease in commercial paper in 2002. In addition, a decrease in the elimination of intersegment activity contributed to the variance.

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000 -- CORPORATE & OTHER

     Other revenues decreased by $6 million, or 7%, to $85 million for the year ended December 31, 2001 from $91 million for the comparable 2000 period, primarily due the sales of certain subsidiaries in 2000, partially offset by the recognition of a refund earned on a reinsurance treaty in 2001 and a decrease in the elimination of intersegment activity.

     Demutualization costs of $230 million were incurred during the year ended December 31, 2000. These costs are related to Metropolitan Life's demutualization on April 7, 2000.

     Other expenses increased by $198 million, or 43%, to $657 million for the year ended December 31, 2001 from $459 million for the comparable 2000 period. This variance is primarily due to higher legal expenses, expenses associated with MetLife, Inc. shareholder services cost and start-up costs relating to MetLife's banking initiatives, as well as a decrease in the elimination of intersegment activity. Legal expenses of $250 million were recorded in the fourth quarter of 2001 to cover costs associated with the anticipated resolution of class action lawsuits and a regulatory inquiry pending against Metropolitan Life, involving alleged race-conscious insurance underwriting practices prior to 1973. These increases are partially offset by a reduction in interest expenses due to reduced average levels in borrowing and a lower rate environment in 2001.

LIQUIDITY AND CAPITAL RESOURCES

  THE HOLDING COMPANY

     Capital

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2002, MetLife and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

     Liquidity

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. Liquidity is managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations. Liquidity is provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company's liquidity management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth, and a targeted liquidity profile. A disruption in the financial markets could limit access to liquidity for the Holding Company.

     The Holding Company's ability to maintain regular access to competitively priced wholesale funds is fostered by its current debt ratings from the major credit rating agencies. Management views its capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and its liquidity monitoring procedures as critical to retaining high credit ratings.

     Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and term-debt transactions, and exposure to contingent draws on the Holding Company's liquidity.

     Liquidity Sources

     Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of
(i) 10% of its statutory surplus as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. In addition, the Holding Company also receives dividends from its other subsidiaries. The Holding Company's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

     The dividend limitation is based on statutory financial results. Statutory accounting practices, as prescribed by the Department, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred policy acquisition costs, certain deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturities. At December 31, 2002 and 2001, the Holding Company had $1,343 million and $2,981 million in liquid assets, respectively.

     Global Funding Sources. Liquidity is also provided by a variety of both short- and long-term instruments, including repurchase agreements, commercial paper, medium-and long-term debt, capital securities and stockholders' equity. The diversity of the Holding Company's funding sources enhances funding flexibility and limits dependence on any one source of funds, and generally lowers the cost of funds.

     At December 31, 2002, the Holding Company had $249 million in short-term debt outstanding. At December 31, 2001, the Holding Company had no short-term debt outstanding. At December 31, 2002 and 2001, the Holding Company had $3.3 billion and $2.3 billion in long-term debt outstanding, respectively.

     The Holding Company filed a $4.0 billion shelf registration statement, effective June 1, 2001, with the U.S. Securities and Exchange Commission ("SEC") which permits the registration and issuance of debt and equity securities as described more fully therein. The Holding Company has issued senior debt in the amount of $2.25 billion under this registration statement. In December 2002, the Holding Company issued $400 million 5.375% senior notes due 2012 and $600 million 6.50% senior notes due 2032 and in November 2001, the Holding Company issued $500 million 5.25% senior notes due 2006 and $750 million 6.125% senior notes due 2011. In addition, in February 2003, the Holding Company remarketed under the shelf registration statement $1,006 million aggregate principal amount of debentures previously issued in connection with the issuance of equity security units as part of MetLife, Inc.'s initial public offering in April 2000.

     Other sources of the Holding Company's liquidity include programs for short- and long-term borrowing, as needed, arranged through Metropolitan Life.

     Credit Facilities. The Holding Company maintains approximately $1.25 billion in a committed and unsecured credit facility that it shares with Metropolitan Life and MetLife Funding, Inc. ("MetLife Funding") expiring in 2005. If these facilities were drawn upon, they would bear interest at varying rates stated in the agreements. This facility is primarily used as back-up lines of credit for its commercial paper program. At December 31, 2002, the Holding Company, Metropolitan Life or MetLife Funding had not drawn against this credit facility.

     Liquidity Uses

     The primary uses of liquidity of the Holding Company include cash dividends on common stock, service on debt, contributions to subsidiaries, payment of general operating expenses and the repurchase of the Holding Company's common stock.

     Dividends. In the fourth quarter of 2002, the Holding Company declared an annual dividend for 2002 of $0.21 per share. The 2002 dividend represented an increase of $0.01 per share from the 2001 annual dividend of $0.20 per share. Dividends, if any, in any year will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium- and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies.

     Capital Contributions to Subsidiaries. In 2002, the Holding Company contributed $500 million to Metropolitan Life and in 2001, contributed $770 million to Metropolitan Insurance and Annuity Company ("MIAC").

     Share Repurchase. On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company acquired 15,244,492 and 45,242,966 shares of common stock for $471 million and $1,322 million during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 the Holding Company had approximately $806 million remaining on its existing share repurchase authorization. The Company does not anticipate any share repurchases in the first six months of 2003 and any repurchases in the remainder of 2003 will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's stock.

     Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The capital and surplus of each of these subsidiaries at December 31, 2002 was in excess of the referenced amounts.

     The Holding Company has agreed to make capital contributions, in any event not to exceed $120 million, to MIAC in the aggregate amount of the excess of (i) the debt service payments required to be made, and the capital expenditure payments required to be made or reserved for, in connection with the affiliated borrowings arranged in December 2001 to fund the purchase by MIAC of certain real estate properties from Metropolitan Life during the two year period following the date of the borrowings, over (ii) the cash flows generated by these properties.

     Based on management's analysis of its expected cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make dividend payments on its common stock, pay all operating expenses and meet other obligations.

  THE COMPANY

     Capital

     Risk-Based Capital ("RBC"). Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, and similar rules apply to each of the Company's domestic insurance subsidiaries. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2002, Metropolitan Life's and each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

     The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York effective January 1, 2001. Effective December 31, 2002, the Department adopted a modification to its regulations to be consistent with Codification with respect to the admissibility of deferred income taxes by New York insurers, subject to certain limitations. The adoption of the Codification as modified by the Department, did not adversely affect Metropolitan Life's statutory capital and surplus. Further modifications by state insurance departments may impact the effect of the Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

     Liquidity Sources

     Cash Flow from Operations. The Company's principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. The Company seeks to include provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit fund liabilities) sold to employee benefit plan sponsors.

     The Company's principal cash inflows from its investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market volatilities. The Company closely monitors and manages these risks through its credit risk management process.

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturities and equity securities. At December 31, 2002 and 2001, the Company had $127 billion and $108 billion in liquid assets, respectively.

     Global Funding Sources. Liquidity is also provided by a variety of both short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, capital securities and stockholders' equity. The diversity of the Company's funding sources enhances funding flexibility and limits dependence on any one source of funds, and generally lowers the cost of funds.

     At December 31, 2002 and 2001, the Company had $1,161 million and $355 million in short-term debt outstanding, respectively, and $4,425 million and $3,628 million in long-term debt outstanding, respectively. See "-- The Holding Company -- Global Funding Sources."

     MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At December 31, 2002 and 2001, MetLife Funding had a tangible net worth of $10.7 million and $10.6 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At December 31, 2002 and 2001, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $400 million and $133 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.43 billion ($1.14 billion expiring in 2003 and $1.29 billion expiring in 2005). If these facilities were drawn upon, they would bear interest at varying rates stated in the agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper program. At December 31, 2002, the Company had drawn approximately $28 million under the facilities expiring in 2005 at interest rates ranging from 4.39% to 5.57%.

     Liquidity Uses

     Insurance Liabilities. The Company's principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income taxes, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans.

     Investment and Other. Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnership and joint ventures, as well as legal liabilities.

     The following table summarizes the Company's major contractual obligations (other than those arising from its ordinary product and investment purchase activities):

CONTRACTUAL OBLIGATIONS               TOTAL     2003    2004    2005    2006   2007   THEREAFTER
-----------------------               ------   ------   ----   ------   ----   ----   ----------
                                                        (DOLLARS IN MILLIONS)
Long-term debt(1)...................  $4,460   $  452   $ 12   $  397   $604   $  4     $2,991
Partnership investments.............   1,667    1,667     --       --     --     --         --
Company-obligated securities(1).....   1,356       --     --    1,006     --     --        350
Operating leases....................   1,399      192    166      149    133    116        643
Mortgage commitments................     859      859     --       --     --     --         --
                                      ------   ------   ----   ------   ----   ----     ------
Total...............................  $9,741   $3,170   $178   $1,552   $737   $120     $3,984
                                      ======   ======   ====   ======   ====   ====     ======

---------------

(1) Amounts differ from the balances presented on the Consolidated Balance Sheets, which are shown net of related discounts.

     On July 11, 2002, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was $16 million at December 31, 2002. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate. During the first quarter of 2003 the Company made all previously required and current payments under the terms of the loan.

     Letters of Credit. At December 31, 2002 and December 31, 2001, the Company had outstanding approximately $625 million and $473 million in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

     Support Agreements. In addition to its support agreement with MetLife Funding described above, Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("New England Life") at the time Metropolitan Life acquired New England Life. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause New England Life to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement may be terminated under certain circumstances. The capital and surplus of New England Life at December 31, 2002 and 2001 was in excess of the referenced amounts. See
"-- Liquidity Sources -- Global Funding Sources."

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"). Under the agreement, Metropolitan Life agreed without limitation as to amount to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. The capital and surplus of General American at December 31, 2002 and 2001 was in excess of the referenced amounts.

     Metropolitan Life has entered into a net worth maintenance agreement with Security Equity Life Insurance Company ("Security Equity"), an insurance subsidiary acquired in the GenAmerica transaction. Under the agreement, Metropolitan Life agreed without limitation as to amount to cause Security Equity to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and sufficient liquidity to meet its current obligations. The agreement may be terminated under certain circumstances. The capital and surplus of Security Equity at December 31, 2002 and 2001 was in excess of the referenced amounts.

     Metropolitan Life has also entered into arrangements for the benefit of some of its other subsidiaries and affiliates to assist such subsidiaries and affiliates in meeting various jurisdictions' regulatory requirements regarding capital and surplus and security deposits. In addition, Metropolitan Life has entered into a support arrangement with respect to a subsidiary under which Metropolitan Life may become responsible, in the event that the subsidiary becomes the subject of insolvency proceedings, for the payment of certain reinsurance recoverables due from the subsidiary to one or more of its cedents in accordance with the terms and conditions of the applicable reinsurance agreements.

     General American has agreed to guarantee the obligations of its subsidiary, Paragon Life Insurance Company, and certain obligations of its former subsidiaries, Security Equity, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. The capital and surplus of MetLife Investors' at December 31, 2002 and 2001 was in excess of the referenced amounts.

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

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except with respect to certain matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's operating results or cash flows in particular quarterly or annual periods.

     Based on management's analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make dividend payments on its common stock, pay all operating expenses and meet other obligations. The nature of the Company's diverse product portfolio and customer base lessen the likelihood that normal operations will result in any significant strain on liquidity in 2003.

     Consolidated cash flows. Net cash provided by operating activities was $4,997 million and $4,512 million for the years ended December 31, 2002 and 2001, respectively. The $485 million increase in operating cash flow in 2002 over the comparable 2001 period is primarily attributable to sales growth in the group life, dental, disability and long-term care businesses, the sale of a significant retirement and savings contract in the second quarter of 2002, as well as additional sales of structured settlements and traditional annuity products. In addition, a large annuity contract sold in the first quarter of 2002 to a Canadian trust company and increased sales in South Korea due to larger professional sales force and improved agent productivity. These increases were partially offset by a contribution by the Company to its defined benefit pension plans in December 2002.

     Net cash provided by operating activities was $4,512 million and $3,277 million for the years ended December 31, 2001 and 2000, respectively. The $1,235 million increase in operating cash flow in 2001 over the 2000 comparable period is primarily attributable to sales growth in the dental, disability, long-term care and group life products, partially offset by decreases in the sales of retirement and savings products. An increase in operating cash flows resulted from additional sales of group life, major medical and individual life products in Mexico. Protection-type product sales fostered by the continued expansion of the professional sales force accounted for additional premiums from South Korea.

     Net cash used in investing activities was $16,996 million and $3,165 million for the years ended December 31, 2002 and 2001, respectively. The $13,831 million increase in net cash used in investing activities in 2002 over the 2001 comparable period is partly attributable to an increase in investments held as cash collateral received in connection with the securities lending program. In addition, the Company invested income generated from operations, cash raised through the issuance of a guaranteed investment contract and cash generated by a company-sponsored real estate sales program in various financial instruments, including fixed maturities and mortgage loans on real estate. At December 31, 2001, the Company held cash equivalents that were subsequently invested in bonds and U.S. treasury notes in the first quarter of 2002. Additionally, certain contractholders transferred investments from the separate account to the general account. Net cash used in investing activities also increased due to the acquisition of Hidalgo.

     Net cash used in investing activities was $3,165 million and $1,232 million for the years ended December 31, 2001 and 2000, respectively. Net cash used in investing activities increased $1,933 million in 2001, over the comparable period in 2000, due in large part to the purchase of equity securities as part of the

Company's investment in the equity markets following the September 11, 2001 tragedies. The remaining change in investing activities was due to the investment of income generated from the operations of the Company in various financial instruments.

     Net cash provided by financing activities was $6,849 million and $2,692 million for the years ended December 31, 2002 and 2001, respectively. The $4,157 million increase in financing activities in 2002 from 2001 was due to a $2,401 million increase in policyholder account balances primarily from sales of annuity products, the issuance of $1,536 million in short-term debt. In addition, the Company spent $850 million less in the stock repurchase program in 2002 as compared to 2001. These cash flows are partially offset by a $592 million decrease in long-term debt issued.

     Net cash provided by financing was $2,692 million for the year ended December 31, 2001. Net cash used in financing was $1,400 million for the year ended December 31, 2000. Net cash provided by financing activities increased $4,092 million in 2001 from 2000, partially attributable to a $3,514 million increase in policyholder account balances primarily from sales of annuity products, $2,550 million of cash payments to policyholders in 2000 related to the Company's demutualization, the paydown of $2,365 million of short-term debt in 2000 and the issuance of $1,393 million in long-term debt in 2001. Partially offsetting these activities were the issuance of $4,009 million in common stock in connection with the Company's initial public offering in 2000, $708 million in higher costs associated with the stock repurchase program in 2001 and $772 million in lower proceeds from the issuance of company-obligated mandatorily redeemable securities in 2001.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 2000 through December 31, 2002 aggregated $2 million. The Company maintained a liability of $62 million at December 31, 2002 for future assessments in respect of currently impaired, insolvent or failed insurers.

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

ACCOUNTING STANDARDS

     During 2002, the Company adopted or applied the following accounting standards: (i) SFAS No. 141, Business Combinations ("SFAS 141"), (ii) SFAS No. 142 and (iii) SFAS No. 144. In accordance with SFAS 141, the elimination of $5 million of negative goodwill was reported in net income in the first quarter of 2002 as a cumulative effect of a change in accounting. On January 1, 2002, the Company adopted SFAS 142. The Company did not amortize goodwill during 2002. Amortization of goodwill was $47 million and $50 million for the years ended December 31, 2001 and 2000, respectively. Amortization of other intangible assets was not material for the years December 31, 2002, 2001 and 2000. The Company has completed the required impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, the Company recorded a $5 million charge to earnings relating to the impairment of certain goodwill assets in the third quarter of 2002 as a cumulative effect of a change in accounting. There was no impairment of identified intangible assets or significant reclassifications between goodwill and other intangible assets at January 1, 2002. Adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements other than the presentation as discontinued operations of net investment income and net investment gains related to operations of real estate on which the Company initiated disposition activities subsequent to January 1, 2002 and the classification of such real estate as held-for-sale on the consolidated balance sheets.

     The Financial Accounting Standards Board ("FASB") is deliberating on a proposed statement that would further amend SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The proposed statement will address certain SFAS 133 Implementation Issues. The proposed statement is not expected to have a significant impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing the impact of FIN 46 on its consolidated financial statements. Certain disclosure provisions of FIN 46 were required for December 31, 2002 financial statements. Such provisions, which were adopted by the Company, required the disclosure of the total assets and the maximum exposure to loss relating to the Company's interests in variable interest entities.

     In 2003, the FASB staff is expected to provide transition guidance with respect to the issue of whether embedded derivatives within modified coinsurance agreements need to be accounted for separately. The Company enters into modified coinsurance and certain coinsurance agreements under which assets equal to the net statutory reserves are withheld from the Company and legally owned by the ceding company. The withheld funds are reflected on the Company's balance sheet as funds withheld at interest and totaled $2.1 billion as of December 31, 2002. The Company also cedes business under certain modified coinsurance agreements. As of December 31, 2002, the Company has not separately accounted for any potential embedded derivatives associated with these contracts, which it believes is consistent with GAAP, as well as industry practice. The Company cannot estimate the impact, if any, associated with the adoption of any new FASB guidance expected to be issued in 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"), which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock-Issued to Employees ("APB 25") to the fair value method of accounting from SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123"), if a company so elects. Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS
123. In accordance with alternatives available under the transitional guidance of SFAS 148, the Company has elected to apply the fair value method of accounting for stock options prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005. Had the Company expensed stock options beginning January 1, 2002, the income statement impact would have been approximately $23 million pretax, and $15 million, or $0.02 per diluted share, after tax, in 2002. As the cost of anticipated future option awards is phased in over a three-year period, the annual impact in the third year (2005) will rise to approximately $0.07 per diluted share, assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the initial adoption of FIN 45 to have a significant impact on the Company's consolidated financial statements. The adoption of FIN 45 requires the Company to include disclosures in its consolidated financial statements related to guarantees.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which must be adopted for exit and disposal activities initiated after December 31, 2002. SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). In the fourth quarter of 2001, the Company recorded a charge of $330 million, net of income taxes of $169 million, associated with business realignment initiatives using the EITF 94-3 accounting guidance.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and the initial application of this standard did not have a significant impact on the Company's consolidated financial statements.

INVESTMENTS

     The Company had total cash and invested assets at December 31, 2002 of $190.7 billion. In addition, the Company had $59.7 billion held in its separate accounts, for which the Company generally does not bear investment risk.

     The Company's primary investment objective is to maximize net investment income consistent with acceptable risk parameters. The Company is exposed to three primary sources of investment risk:

     - credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

     - interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates; and

     - market valuation risk.

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

     The following table summarizes the Company's cash and invested assets at:

                                                              DECEMBER 31,
                                                   -----------------------------------
                                                         2002               2001
                                                   ----------------   ----------------
                                                   CARRYING   % OF    CARRYING   % OF
                                                    VALUE     TOTAL    VALUE     TOTAL
                                                   --------   -----   --------   -----
Fixed maturities available-for-sale, at fair
  value..........................................  $140,553    73.7%  $115,398    68.0%
Mortgage loans on real estate....................    25,086    13.2     23,621    13.9
Policy loans.....................................     8,580     4.5      8,272     4.9
Real estate and real estate joint ventures
  held-for-investment............................     4,496     2.4      4,054     2.4
Equity securities and other limited partnership
  interests......................................     3,743     2.0      4,700     2.8
Other invested assets............................     3,727     1.9      3,298     1.9
Cash and cash equivalents........................     2,323     1.2      7,473     4.4
Short-term investments...........................     1,921     1.0      1,203     0.7
Real estate held-for-sale........................       229     0.1      1,676     1.0
                                                   --------   -----   --------   -----
     Total cash and invested assets..............  $190,658   100.0%  $169,695   100.0%
                                                   ========   =====   ========   =====

  INVESTMENT RESULTS

     The annualized yields on general account cash and invested assets, excluding net investment gains and losses, were 7.20%, 7.56% and 7.54% for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the years ended December 31, 2002, 2001 and 2000:

                                         2002                    2001                    2000
                                 --------------------    --------------------    --------------------
                                 YIELD(1)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                 --------    --------    --------    --------    --------    --------
                                                        (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income..............    7.46%     $  8,092      7.89%     $  8,031      7.81%     $  7,915
Net investment losses..........                  (917)                   (645)                 (1,437)
                                             --------                --------                --------
    Total......................              $  7,175                $  7,386                $  6,478
                                             --------                --------                --------
Ending assets..................              $140,533                $115,398                $112,979
                                             --------                --------                --------
MORTGAGE LOANS:(3)
Investment income..............    7.84%     $  1,883      8.17%     $  1,848      7.87%     $  1,693
Net investment gains
  (losses).....................                   (22)                    (91)                    (18)
                                             --------                --------                --------
    Total......................              $  1,861                $  1,757                $  1,675
                                             --------                --------                --------
Ending assets..................              $ 25,086                $ 23,621                $ 21,951
                                             --------                --------                --------
POLICY LOANS:
Investment income..............    6.49%     $    543      6.56%     $    536      6.45%     $    515
                                             --------                --------                --------
Ending assets..................              $  8,580                $  8,272                $  8,158
                                             --------                --------                --------
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS:
Investment income..............    4.17%     $    232      5.54%     $    279      5.72%     $    288
Net investment losses..........                    --                      (5)                     --
                                             --------                --------                --------
    Total......................              $    232                $    274                $    288
                                             --------                --------                --------
Ending assets..................              $  4,244                $  8,676                $  4,703
                                             --------                --------                --------
REAL ESTATE AND REAL ESTATE
  JOINT VENTURES:(4)
Investment income, net of
  expenses.....................   11.41%     $    637     10.58%     $    584     11.09%     $    629
Net investment gains
  (losses).....................                   576                      (4)                    101
                                             --------                --------                --------
    Total......................              $  1,213                $    580                $    730
                                             --------                --------                --------
Ending assets..................              $  4,725                $  5,730                $  5,504
                                             --------                --------                --------
EQUITY SECURITIES AND OTHER
  LIMITED PARTNERSHIP
  INTERESTS:
Investment income..............    2.21%     $     83      2.37%     $     97      4.98%     $    183
Net investment gains
  (losses).....................                   222                     (96)                    185
                                             --------                --------                --------
    Total......................              $    305                $      1                $    368
                                             --------                --------                --------
Ending assets..................              $  3,743                $  4,700                $  3,845
                                             --------                --------                --------
OTHER INVESTED ASSETS:
Investment income..............    6.42%     $    218      7.60%     $    249      6.30%     $    162
Net investment gains
  (losses).....................                  (206)                     79                      65
                                             --------                --------                --------
    Total......................              $     12                $    328                $    227
                                             --------                --------                --------
Ending assets..................              $  3,727                $  3,298                $  2,821
                                             --------                --------                --------

                                         2002                    2001                    2000
                                 --------------------    --------------------    --------------------
                                 YIELD(1)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                 --------    --------    --------    --------    --------    --------
                                                        (DOLLARS IN MILLIONS)
TOTAL INVESTMENTS:
Investment income before
  expenses and fees............    7.35%     $ 11,688      7.72%     $ 11,624      7.70%     $ 11,385
Investment expenses and fees...   (0.15)%        (235)    (0.16)%        (244)    (0.16)%        (240)
                                  -----      --------     -----      --------     -----      --------
Net investment income..........    7.20%     $ 11,453      7.56%     $ 11,380      7.54%     $ 11,145
Net investment losses..........                  (347)                   (762)                 (1,104)
Adjustments to investment
  losses(5)....................                   145                     134                      54
Gains from sales of
  subsidiaries.................                    --                      25                     660
                                             --------                --------                --------
    Total......................              $ 11,251                $ 10,777                $ 10,755
                                             ========                ========                ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $834 million, $1,004 million and $1,232 million at December 31, 2002, 2001 and 2000, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

(3) Investment income from mortgage loans on real estate includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $227 million, $220 million and $224 million for the years ended December 31, 2002, 2001 and 2000, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $124 million, $125 million and $121 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are net of depreciation of $48 million, $79 million and $80 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net investment gains include $582 million of gains classified as discontinued operations for the year ended December 31, 2002.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs, charges and credits to participating contracts, and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

  FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 73.7% and 68.0% of total cash and invested assets at December 31, 2002 and 2001, respectively. Based on estimated fair value, public fixed maturities represented $121,191 million, or 86.2%, and $96,579 million, or 83.7%, of total fixed maturities at December 31, 2002 and 2001, respectively. Based on estimated fair value, private fixed maturities represented $19,362 million, or 13.8%, and $18,819 million, or 16.3%, of total fixed maturities at December 31, 2002 and 2001, respectively. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities, (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral, and (iii) increase diversification. However, the Company may not freely trade its privately placed fixed maturities because of restrictions imposed by federal and state securities laws and illiquid markets.

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

     The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB-" or higher by Standard & Poor's ("S&P")) by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                            DECEMBER 31, 2002                DECEMBER 31, 2001
                                      ------------------------------   ------------------------------
RATING AGENCY                         AMORTIZED   ESTIMATED    % OF    AMORTIZED   ESTIMATED    % OF
DESIGNATION(1)                          COST      FAIR VALUE   TOTAL     COST      FAIR VALUE   TOTAL
--------------                        ---------   ----------   -----   ---------   ----------   -----
                                                           (DOLLARS IN MILLIONS)
Aaa/Aa/A............................  $ 91,250     $ 97,495     69.4%  $ 72,098     $ 75,265     65.2%
Baa.................................    29,345       31,060     22.1     29,128       29,581     25.6
Ba..................................     7,413        7,304      5.2      6,021        5,856      5.1
B...................................     3,463        3,227      2.3      3,205        3,100      2.7
Caa and lower.......................       434          339      0.2        726          597      0.5
In or near default..................       430          416      0.3        327          237      0.2
                                      --------     --------    -----   --------     --------    -----
Subtotal............................   132,335      139,841     99.5    111,505      114,636     99.3
Redeemable preferred stock..........       817          712      0.5        783          762      0.7
                                      --------     --------    -----   --------     --------    -----
Total fixed maturities..............  $133,152     $140,553    100.0%  $112,288     $115,398    100.0%
                                      ========     ========    =====   ========     ========    =====

---------------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC.

     Based on estimated fair values, investment grade fixed maturities comprised 91.5% and 90.8% of total fixed maturities in the general account at December 31, 2002 and 2001, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                                              DECEMBER 31,
                                             -----------------------------------------------
                                                      2002                     2001
                                             ----------------------   ----------------------
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                          (DOLLARS IN MILLIONS)
Due in one year or less....................  $  4,592     $  4,662    $  4,001     $  4,049
Due after one year through five years......    26,200       27,354      20,168       20,841
Due after five years through ten years.....    23,297       24,987      22,937       23,255
Due after ten years........................    35,507       38,452      30,778       32,248
                                             --------     --------    --------     --------
     Subtotal..............................    89,596       95,455      77,884       80,393
Mortgage-backed and asset-backed
  securities...............................    42,739       44,386      33,621       34,243
                                             --------     --------    --------     --------
     Subtotal..............................   132,335      139,841     111,505      114,636
Redeemable preferred stock.................       817          712         783          762
                                             --------     --------    --------     --------
     Total fixed maturities................  $133,152     $140,553    $112,288     $115,398
                                             ========     ========    ========     ========

     Actual maturities may differ as a result of prepayments by the issuer.

     The Company diversifies its fixed maturities by security sector. The following tables set forth the amortized cost, gross unrealized gain or loss and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector is comprised at:

                                                         DECEMBER 31, 2002
                                         --------------------------------------------------
                                                     GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                       (DOLLARS IN MILLIONS)
U.S. corporate securities..............  $ 47,021    $3,193    $  957     $ 49,257     35.0%
Mortgage-backed securities.............    33,256     1,649        22       34,883     24.8
Foreign corporate securities...........    18,001     1,435       207       19,229     13.7
U.S. treasuries/agencies...............    14,373     1,565         4       15,934     11.3
Asset-backed securities................     9,483       228       208        9,503      6.8
Foreign government securities..........     7,012       636        52        7,596      5.4
State and political subdivisions.......     2,580       182        20        2,742      2.0
Other fixed income assets..............       609       191       103          697      0.5
                                         --------    ------    ------     --------    -----
     Total bonds.......................   132,335     9,079     1,573      139,841     99.5
Redeemable preferred stocks............       817        12       117          712      0.5
                                         --------    ------    ------     --------    -----
     Total fixed maturities............  $133,152    $9,091    $1,690     $140,553    100.0%
                                         ========    ======    ======     ========    =====

                                                         DECEMBER 31, 2001
                                         --------------------------------------------------
                                                     GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                       (DOLLARS IN MILLIONS)
U.S. corporate securities..............  $ 43,141    $1,470    $  748     $ 43,863     38.0%
Mortgage-backed securities.............    25,506       866       192       26,180     22.7
Foreign corporate securities...........    16,836       688       539       16,985     14.7
U.S. treasuries/agencies...............     8,297     1,031        43        9,285      8.0
Asset-backed securities................     8,115       154       206        8,063      7.0
Foreign government securities..........     5,488       544        37        5,995      5.2
State and political subdivisions.......     2,248        68        21        2,295      2.0
Other fixed income assets..............     1,874       238       142        1,970      1.7
                                         --------    ------    ------     --------    -----
     Total bonds.......................   111,505     5,059     1,928      114,636     99.3
Redeemable preferred stocks............       783        12        33          762      0.7
                                         --------    ------    ------     --------    -----
     Total fixed maturities............  $112,288    $5,071    $1,961     $115,398    100.0%
                                         ========    ======    ======     ========    =====

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

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured at:

                                                                DECEMBER 31,
                                                   ---------------------------------------
                                                          2002                 2001
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Performing.......................................   $139,717     99.4%   $114,879     99.6%
Potential problem................................        450      0.3         386      0.3
Problem..........................................        358      0.3         111      0.1
Restructured.....................................         28      0.0          22      0.0
                                                    --------    -----    --------    -----
     Total.......................................   $140,553    100.0%   $115,398    100.0%
                                                    ========    =====    ========    =====

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

     The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $1,264 million and $273 million for the years ended December 31, 2002 and 2001, respectively. The Company's three largest writedowns totaled $352 million for the year ended December 31, 2002. The circumstances that gave rise to these impairments were financial restructurings or bankruptcy filings. During the year ended December 31, 2002, the Company sold fixed maturity securities with a fair value of $14,597 million at a loss of $894 million.

     The gross unrealized loss related to the Company's fixed maturities at December 31, 2002 was $1,690 million. These fixed maturities mature as follows:
17% due in one year or less; 19% due in greater than one year to five years; 18% due in greater than five years to ten years; and 46% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (57%), asset-backed (12%) and foreign corporates (12%); and are concentrated by industry in utilities (20%), finance (18%), transportation (12%) and communications (10%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 23% of the $23,402 million of the fair value and 48% of the $1,690 million gross unrealized loss on fixed maturities.

     The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                       DECEMBER 31, 2002
                                 --------------------------------------------------------------
                                                       GROSS UNREALIZED
                                   AMORTIZED COST           LOSSES         NUMBER OF SECURITIES
                                 ------------------   ------------------   --------------------
                                 LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN    20% OR
                                    20%       MORE       20%       MORE       20%        MORE
                                 ---------   ------   ---------   ------   ----------   -------
                                                     (DOLLARS IN MILLIONS)
Less than six months...........   $16,733    $1,622     $569       $531        791        160
Six months or greater but less
  than nine months.............     1,008       433       53        156         91         25
Nine months or greater but less
  than twelve months...........     3,212        87      175         31        170         11
Twelve months or greater.......     1,885       112      128         47        170         21
                                  -------    ------     ----       ----      -----        ---
     Total.....................   $22,838    $2,254     $925       $765      1,222        217
                                  =======    ======     ====       ====      =====        ===

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

     The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                                                  DECEMBER 31, 2002
                                                              -------------------------
                                                              GROSS UNREALIZED    % OF
                                                                   LOSSES         TOTAL
                                                              -----------------   -----
                                                                (DOLLARS IN MILLIONS)
Less than 20%...............................................       $  925          54.7%
20% or more for less than six months........................          531          31.4
20% or more for six months or greater.......................          234          13.9
                                                                   ------         -----
     Total..................................................       $1,690         100.0%
                                                                   ======         =====

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% is comprised of 1,222 securities with an amortized cost of $22,838 million and a gross unrealized loss of $925 million. These fixed maturities mature as follows: 19% due in one year or less; 19% due in greater than one year to five years; 17% due in greater than five years to ten years; and 45% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (51%) and foreign corporates (17%); and are concentrated by industry in finance (28%), utilities (14%) and communications (11%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 21% of the $21,913 million fair value and 33% of the $925 million gross unrealized loss.

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months is comprised of 160 securities with an amortized cost of $1,622 million and a gross unrealized loss of $531 million. These fixed maturities mature as follows: 4% due in one year or less; 16% due in greater than one year to five years; 23% due in greater than five years to ten years; and 57% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (66%) and asset-backed (21%); and are concentrated by industry in utilities (34%), transportation (20%) and asset-backed (20%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 53% of the $1,091 million fair value and 59% of the $531 million gross unrealized loss.

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater is comprised of 57 securities with an amortized cost of $632 million and a gross unrealized loss of $234 million. These fixed maturities mature as follows: 13% due in greater than one year to five years; 27% due in greater than five years to ten years; and 60% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (58%), foreign governments (17%) and asset-backed (16%); and are concentrated by industry in communications (26%), foreign government (17%), asset-backed (16%), utilities (15%) and transportation (13%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 74% of the $398 million fair value and 78% of the $234 million gross unrealized loss.

     The Company held 19 fixed maturity securities each with a gross unrealized loss at December 31, 2002 greater than $10 million. Seven of these securities represent 54% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater. The estimated fair value and gross unrealized loss at December 31, 2002 for these securities were $202 million and $125 million, respectively. These securities were concentrated in the U.S. corporate sector. The Company analyzed, on a case-by-case basis, each of the seven fixed maturity securities as of December 31, 2002 to determine if the securities were other-than-temporarily impaired. The Company believes that the estimated fair value of these securities, which were concentrated in the utility and transportation industries, were artificially depressed as a result of unusually strong negative market reaction in this sector and generally poor economic and market conditions. The Company believes that the analysis of each such security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of December 31, 2002.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                                                                DECEMBER 31,
                                                   ---------------------------------------
                                                          2002                 2001
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Industrial.......................................   $29,077      42.5%   $26,295      43.2%
Utility..........................................     7,219      10.5      7,296      12.0
Finance..........................................    12,596      18.4     10,027      16.5
Yankee/Foreign(1)................................    19,229      28.1     16,985      27.9
Other............................................       365       0.5        245       0.4
                                                    -------     -----    -------     -----
     Total.......................................   $68,486     100.0%   $60,848     100.0%
                                                    =======     =====    =======     =====

---------------

(1) Includes publicly traded, U.S. dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of its total invested assets. At December 31, 2002, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $2,973 million, which was less than 2% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at December 31, 2002 was $385 million.

     At December 31, 2002 and 2001, investments of $14,778 million and $13,734 million, respectively, or 76.9% and 80.9%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily U.S. dollar-denominated and concentrated by security type in industrial and financial institutions. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     The Company's exposure to future deterioration in the economic and political environment in Brazil and Argentina, with respect to its Brazilian and Argentine related investments (including local insurance operations), is limited to the net carrying value of those assets, which totaled approximately $357 million and $150 million, respectively, as of December 31, 2002. The net carrying value of the Company's Brazilian and Argentine related investments is net of writedowns for other-than-temporary impairments.

     Mortgage-Backed Securities. The following table shows the types of mortgage-backed securities the Company held at:

                                                                DECEMBER 31,
                                                   ---------------------------------------
                                                          2002                 2001
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Pass-through securities..........................   $12,515      35.9%   $ 9,676      37.0%
Collateralized mortgage obligations..............    15,511      44.5     11,140      42.5
Commercial mortgage-backed securities............     6,857      19.6      5,364      20.5
                                                    -------     -----    -------     -----
     Total.......................................   $34,883     100.0%   $26,180     100.0%
                                                    =======     =====    =======     =====

     At December 31, 2002 and 2001, pass-through and collateralized mortgage obligations totaled $28,026 million and $20,816 million, respectively, or 80.4% and 79.5%, respectively, of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At December 31, 2002 and 2001, approximately $3,598 million and $2,866 million, respectively, or 52.5% and 53.4%, respectively, of the commercial mortgage-backed securities, and $27,590 million and $20,249 million, respectively, or 98.4% and 97.3%, respectively, of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

     The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

     Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed security investments generally have little sensitivity to changes in interest rates. Approximately $4,912 million and $3,341 million, or 51.7% and 41.4%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at December 31, 2002 and 2001, respectively.

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

     Structured investment transactions. The Company participates in structured investment transactions as part of its risk management strategy, including asset/liability management, and to enhance the Company's total return on its investment portfolio. These investments are predominantly made through bankruptcy-remote special purpose entities ("SPEs"), which generally acquire financial assets, including corporate equities, debt securities and purchased options. These investments are referred to as "beneficial interests."

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

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and is also the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns a management fee on the outstanding securitized asset balance. When the Company transfers assets to an SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the cost or amortized cost of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. The Company has sponsored five securitizations with a total of approximately $1,323 million in financial assets as of December 31, 2002. Two of these transactions included the transfer of assets totaling approximately $289 million in 2001, resulting in the recognition of an insignificant amount of investment gains. The Company's beneficial interests in these SPEs as of December 31, 2002 and 2001 and the related investment income for the years ended December 31, 2002, 2001 and 2000 were insignificant.

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

     The carrying value of all such structured investments, including SPEs, was approximately $870 million and $1.6 billion at December 31, 2002 and 2001, respectively. The related investment income recognized on SPEs was $1 million, $44 million and $62 million for the years ended December 31, 2002, 2001 and 2000, respectively.

 MORTGAGE LOANS ON REAL ESTATE

     The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 13.2% and 13.9% of the Company's total cash and invested assets at December 31, 2002 and 2001, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2002               2001
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
                                                      VALUE     TOTAL    VALUE     TOTAL
                                                     --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
Commercial.........................................  $19,552     78.0%  $17,959     76.0%
Agricultural.......................................    5,146     20.5     5,268     22.3
Residential........................................      388      1.5       394      1.7
                                                     -------    -----   -------    -----
     Total.........................................  $25,086    100.0%  $23,621    100.0%
                                                     =======    =====   =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2002               2001
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
                                                      VALUE     TOTAL    VALUE     TOTAL
                                                     --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
REGION
South Atlantic.....................................  $ 5,076     26.0%  $ 4,729     26.3%
Pacific............................................    4,180     21.4     3,593     20.0
Middle Atlantic....................................    3,441     17.6     3,248     18.1
East North Central.................................    2,147     11.0     2,003     11.2
New England........................................    1,323      6.8     1,198      6.7
West South Central.................................    1,097      5.6     1,021      5.7
Mountain...........................................      833      4.2       733      4.1
West North Central.................................      645      3.3       727      4.0
International......................................      632      3.2       526      2.9
East South Central.................................      178      0.9       181      1.0
                                                     -------    -----   -------    -----
     Total.........................................  $19,552    100.0%  $17,959    100.0%
                                                     =======    =====   =======    =====

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2002               2001
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
                                                      VALUE     TOTAL    VALUE     TOTAL
                                                     --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
PROPERTY TYPE
Office.............................................  $ 9,340     47.8%  $ 8,293     46.2%
Retail.............................................    4,320     22.1     4,208     23.4
Apartments.........................................    2,793     14.3     2,553     14.2
Industrial.........................................    1,910      9.7     1,813     10.1
Hotel..............................................      942      4.8       864      4.8
Other..............................................      247      1.3       228      1.3
                                                     -------    -----   -------    -----
     Total.........................................  $19,552    100.0%  $17,959    100.0%
                                                     =======    =====   =======    =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2002               2001
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
                                                      VALUE     TOTAL    VALUE     TOTAL
                                                     --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
Due in one year or less............................  $   713      3.6%  $   840      4.7%
Due after one year through two years...............    1,204      6.2       677      3.8
Due after two years through three years............    1,939      9.9     1,532      8.5
Due after three years through four years...........    2,048     10.5     1,772      9.9
Due after four years through five years............    2,443     12.5     2,078     11.6
Due after five years...............................   11,205     57.3    11,060     61.5
                                                     -------    -----   -------    -----
     Total.........................................  $19,552    100.0%  $17,959    100.0%
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

     The Company has a $525 million non-recourse mortgage loan on a high profile office complex that has been affected by the September 11, 2001 tragedies, causing the obligor to impair its investment in the property. The Company continues to be in discussions with the borrower concerning the borrower's ownership interest in the property. A change in circumstances could result in a borrower default, MetLife classifying the loan as impaired or the transfer of ownership of the property to the Company. The Company did not classify this loan as a problem or potential problem as of December 31, 2002 since the obligor is performing as agreed and the estimated collateral value provides sufficient coverage for the loan. Based on the Company's current estimate that the property's market value exceeds the loan balance, the Company would not record a loss in accordance with SFAS No. 114, Accounting by Creditors for Impairments of a Loan ("SFAS 114") in the event the loan was classified as impaired.

     The Company establishes valuation allowances for loans that it deems impaired, as determined through its mortgage review process. The Company defines impaired loans consistent with SFAS 114 as loans which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses.

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                                 DECEMBER 31, 2002                           DECEMBER 31, 2001
                                     -----------------------------------------   -----------------------------------------
                                                                       % OF                                        % OF
                                     AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                      COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                                     ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                     (DOLLARS IN MILLIONS)
Performing.........................   $19,343     98.3%    $ 60         0.3%      $17,495     96.6%    $ 52         0.3%
Restructured.......................       246      1.3       49        19.9%          448      2.5       55        12.3%
Delinquent or under foreclosure....        14      0.1       --         0.0%           14      0.1        7        50.0%
Potentially delinquent.............        68      0.3       10        14.7%          136      0.8       20        14.7%
                                      -------    -----     ----                   -------    -----     ----
    Total..........................   $19,671    100.0%    $119         0.6%      $18,093    100.0%    $134         0.7%
                                      =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of year..................................  $134     $ 76     $ 69
Additions...................................................    38       84       61
Deductions for writedowns and dispositions..................   (53)     (26)     (54)
                                                              ----     ----     ----
Balance, end of year........................................  $119     $134     $ 76
                                                              ====     ====     ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department.

     Approximately 63.5% of the $5,146 million of agricultural mortgage loans outstanding at December 31, 2002 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                           DECEMBER 31, 2002                           DECEMBER 31, 2001
                               -----------------------------------------   -----------------------------------------
                                                                 % OF                                        % OF
                               AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                               ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
Performing...................   $4,980      96.7%     $--         0.0%      $5,055      95.8%     $3          0.1%
Restructured.................      140       2.7       5          3.6%         188       3.6       3          1.6%
Delinquent or under
  foreclosure................       14       0.3      --          0.0%          29       0.5       2          6.9%
Potentially delinquent.......       18       0.3       1          5.6%           5       0.1       1         20.0%
                                ------     -----      --                    ------     -----      --
    Total....................   $5,152     100.0%     $6          0.1%      $5,277     100.0%     $9          0.2%
                                ======     =====      ==                    ======     =====      ==

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $ 9     $  7     $ 18
Additions...................................................     3       21        8
Deductions for writedowns and dispositions..................    (6)     (19)     (19)
                                                               ---     ----     ----
Balance, end of year........................................   $ 6     $  9     $  7
                                                               ===     ====     ====

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

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial and agricultural properties located primarily throughout the U.S. The Company manages these investments through a network of regional offices overseen by its investment department. At December 31, 2002 and 2001, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,725 million and $5,730 million, respectively, or 2.5% and 3.4% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2002               2001
                                                     ----------------   ----------------
                                                     CARRYING   % OF    CARRYING   % OF
TYPE                                                  VALUE     TOTAL    VALUE     TOTAL
----                                                 --------   -----   --------   -----
                                                            (DOLLARS IN MILLIONS)
Real estate held-for-investment....................   $4,116     87.1%   $3,698     64.5%
Real estate joint ventures held-for-investment.....      377      8.0       356      6.2
Foreclosed real estate held-for-investment.........        3      0.1        --      0.0
                                                      ------    -----    ------    -----
                                                       4,496     95.2     4,054     70.7
                                                      ------    -----    ------    -----
Real estate held-for-sale..........................      222      4.7     1,627     28.4
Foreclosed real estate held-for-sale...............        7      0.1        49      0.9
                                                      ------    -----    ------    -----
                                                         229      4.8     1,676     29.3
                                                      ------    -----    ------    -----
Total real estate and real estate joint ventures...   $4,725    100.0%   $5,730    100.0%
                                                      ======    =====    ======    =====

     Office properties, representing 58% and 63% of the Company's equity real estate portfolio at December 31, 2002 and 2001, respectively, are well diversified geographically, principally within the United States. The average occupancy level of office properties was 92% and 91% at December 31, 2002 and 2001, respectively.

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

     The current real estate equity portfolio is mainly comprised of a core portfolio of multi-tenanted office buildings with high tenant credit quality, net leased properties and apartments. The objective is to maximize earnings by building upon and strengthening the core portfolio through selective acquisitions and dispositions. In light of this objective, the Company took advantage of a significant demand for Class A, institutional grade properties and, as a result, sold certain real estate holdings in its portfolio during 2002. This sales program, which was substantially completed during 2002, does not represent any fundamental change in the Company's investment strategy.

     Once the Company identifies a property that is expected to be sold within one year and commences a firm plan for marketing the property, in accordance with SFAS 144, the Company classifies the property as held-for-sale and reports the related net investment income and any resulting investments gains and losses as discontinued operations. Further, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records valuation allowances as investment losses and subsequent adjustments as investment gains or losses. If circumstances arise that were previously considered unlikely and, as a result, the property is expected to be on the market longer than anticipated, a held-for-sale property is reclassified to held-for-investment and measured as such.

     The Company's carrying value of real estate and real estate joint ventures held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $229 million and $1,676 million at December 31, 2002 and 2001, respectively, are net of impairments of $82 million and $177 million, respectively, and net of valuation allowances of $16 million and $35 million, respectively.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

 EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's carrying value of equity securities, which primarily consist of investments in common stocks, was $1,348 million and $3,063 million at December 31, 2002 and 2001, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,395 million and $1,637 million at December 31, 2002 and 2001, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.7% and 1.8% of cash and invested assets at December 31, 2002 and 2001, respectively.

     Equity securities include, at December 31, 2002 and 2001, $443 million and $329 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid markets.

     During the year ended December 31, 2001, two exchangeable subordinated debt securities matured, resulting in a gross gain of $44 million on the equity exchanged in satisfaction of the note. In February 2002, the remaining exchangeable debt security issued to the Company matured. The debt security was satisfied for cash, and no equity was exchanged.

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,667 million and $1,898 million at December 31, 2002 and 2001, respectively.

     The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                           DECEMBER 31, 2002
                                               -----------------------------------------
                                                           GROSS
                                                        UNREALIZED
                                                        -----------   ESTIMATED    % OF
                                                COST    GAIN   LOSS   FAIR VALUE   TOTAL
                                               ------   ----   ----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks..............................  $  877   $115   $79      $  913      67.7%
  Nonredeemable preferred stocks.............     426     13     4         435      32.3
                                               ------   ----   ---      ------     -----
     Total equity securities.................  $1,303   $128   $83      $1,348     100.0%
                                               ======   ====   ===      ======     =====

                                                           DECEMBER 31, 2001
                                               -----------------------------------------
                                                           GROSS
                                                        UNREALIZED
                                                        -----------   ESTIMATED    % OF
                                                COST    GAIN   LOSS   FAIR VALUE   TOTAL
                                               ------   ----   ----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks..............................  $1,968   $657   $78      $2,547      83.2%
  Nonredeemable preferred stocks.............     491     28     3         516      16.8
                                               ------   ----   ---      ------     -----
     Total equity securities.................  $2,459   $685   $81      $3,063     100.0%
                                               ======   ====   ===      ======     =====

     Problem and Potential Problem Equity Securities and Other Limited Partnership Interests. The Company monitors its equity securities and other limited partnership interests on a continual basis. Through this monitoring process, the Company identifies investments that management considers to be problems or potential problems.

     Problem equity securities and other limited partnership interests are defined as securities (i) in which significant declines in revenues and/or margins threaten the ability of the issuer to continue operating, or (ii) where the issuer has entered into bankruptcy.

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

     Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $191 million and $142 million for the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, the Company sold equity securities with an estimated fair value of $915 million and $1,311 million at a loss of $85 million and $41 million, respectively.

     The gross unrealized loss related to the Company's equity securities at December 31, 2002 was $83 million. Such securities are concentrated by security type in common stock (61%) and mutual funds (35%); and are concentrated by industry in financial (59%) and domestic broad market mutual funds (34%) (calculated as a percentage of gross unrealized loss).

     The following table presents the costs, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                      DECEMBER 31, 2002
                                 ------------------------------------------------------------
                                                       GROSS UNREALIZED        NUMBER OF
                                        COST                LOSSES             SECURITIES
                                 ------------------   ------------------   ------------------
                                 LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                    20%       MORE       20%       MORE       20%       MORE
                                 ---------   ------   ---------   ------   ---------   ------
                                                    (DOLLARS IN MILLIONS)
Less than six months...........    $298       $292       $25       $58        27         23
Six months or greater but less
  than nine months.............      49         --        --        --        19         --
Nine months or greater but less
  than twelve months...........      --         --        --        --        --         --
Twelve months or greater.......      18         --        --        --        15         --
                                   ----       ----       ---       ---        --         --
  Total........................    $365       $292       $25       $58        61         23
                                   ====       ====       ===       ===        ==         ==

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

     The following table presents the total gross unrealized losses for equity securities at December 31, 2002 where the estimated fair value had declined and remained below cost by:

                                                                 DECEMBER 31, 2002
                                                              ------------------------
                                                              GROSS UNREALIZED   % OF
                                                                   LOSSES        TOTAL
                                                              ----------------   -----
                                                               (DOLLARS IN MILLIONS)
Less than 20%...............................................        $25           30.1%
20% or more for less than six months........................         58           69.9
20% or more for six months or greater.......................         --             --
                                                                    ---          -----
  Total.....................................................        $83          100.0%
                                                                    ===          =====

     The category of equity securities where the estimated fair value has declined and remained below cost by less than 20% is comprised of 61 equity securities with a cost of $365 million and a gross unrealized loss of $25 million. These securities are concentrated by security type in mutual funds (78%); and concentrated by industry in domestic broad market mutual funds (78%) (calculated as a percentage of gross unrealized loss). The significant factors considered at December 31, 2002 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions, the instability of the global economy and the lagging effects of the September 11, 2001 tragedies.

     The category of equity securities where the estimated fair value has declined and remained below cost by 20% or more for less than six months is comprised of 23 equity securities with a cost of $292 million and a gross unrealized loss of $58 million. These securities are concentrated by security type in common stock (80%) and mutual funds (15%); and concentrated by industry in financial (80%) and domestic broad market mutual funds (15%) (calculated as a percentage of gross unrealized loss). The significant factors considered at December 31, 2002 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions, the instability of the global economy and the lagging effects of the September 11, 2001 tragedies.

     The Company held two equity securities with a gross unrealized loss at December 31, 2002 greater than $5 million. Neither of these securities represented gross unrealized losses where the estimated fair value had declined and remained below cost by 20% or more for six months or greater.

 OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3.1 billion and $2.7 billion at December 31, 2002 and 2001, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 1.9% of cash and invested assets at both December 31, 2002 and 2001.

 DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative instruments to manage risk through one of four principal risk management strategies: the hedging of liabilities, invested assets, portfolios of assets or liabilities and anticipated transactions. Additionally, Metropolitan Life enters into income generation and replication derivative transactions as permitted by its derivatives use plan that was approved by the Department. The Company's derivative strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, written covered calls and options, including caps and floors.

     The table below provides a summary of the notional amount and fair value of derivative financial instruments held at:

                                                     DECEMBER 31, 2002                 DECEMBER 31, 2001
                                              -------------------------------   -------------------------------
                                                              FAIR VALUE                        FAIR VALUE
                                              NOTIONAL   --------------------   NOTIONAL   --------------------
                                               AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                              --------   ------   -----------   --------   ------   -----------
                                                                    (DOLLARS IN MILLIONS)
Financial futures...........................  $     4     $ --       $ --       $    --     $ --        $--
Interest rate swaps.........................    3,866      196        126         1,823       73          9
Floors......................................      325        9         --           325       11         --
Caps........................................    8,040       --         --         7,890        5         --
Financial forwards..........................    1,945       --         12            --       --         --
Foreign currency swaps......................    2,371       92        181         1,925      188         26
Options.....................................       78        9         --         1,880        8         12
Foreign currency forwards...................       54       --          1            67        4         --
Written covered calls.......................       --       --         --            40       --         --
Credit default swaps........................      376        2         --           270       --         --
                                              -------     ----       ----       -------     ----        ---
  Total contractual commitments.............  $17,059     $308       $320       $14,220     $289        $47
                                              =======     ====       ====       =======     ====        ===

 SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $14,873 million and $11,416 million and an estimated fair value of $17,625 million and $12,066 million were on loan under the program at December 31, 2002 and 2001, respectively. The Company was liable for cash collateral under its control of $17,862 million and $12,661 million at December 31, 2002 and 2001, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

 SEPARATE ACCOUNT ASSETS

     The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. If the Company uses a separate account to support a contract providing guaranteed benefits, the Company must comply with the asset maintenance requirements stipulated under Regulation 128 of the Department. The Company monitors these requirements at least monthly and, in addition, performs cash flow analyses, similar to that conducted for the general account, on an annual basis. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders, and, accordingly, the Company does not reflect them in its consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

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

MARKET RISK EXPOSURES

     The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

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

     Foreign currency exchange rates. The Company's exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and equity securities and through its investments in foreign subsidiaries. The principal currencies which create foreign currency exchange rate risk in the Company's investment portfolios are Canadian dollars, Euros, Mexican pesos, Chilean pesos and British pounds. The Company mitigates the majority of its fixed maturities' foreign currency exchange rate risk through the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Euro, Mexican peso and South Korean won. The Company has denominated substantially all assets and liabilities of its foreign subsidiaries in their respective local currencies, thereby minimizing its risk to foreign currency exchange rate fluctuations.

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

     - deploying capital on an economic capital basis; and

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

     Hedging activities. MetLife's risk management strategies incorporate the use of various interest rate derivatives that are used to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of its liabilities to reduce interest rate risk. Such instruments include financial futures, financial forwards, interest rate and credit default swaps, floors, options, written covered calls and caps. MetLife also uses foreign currency swaps and foreign currency forwards to hedge its foreign currency denominated fixed income investments.

     Economic Capital. Beginning in 2003, the Company has changed its methodology of allocating capital from Risk Based Capital to Economic Capital. In 2002 and in prior years, the Company's business segments' allocated equity was primarily based on Risk Based Equity, an internally developed formula based on applying a multiple to the NAIC Statutory Risk Based Capital and includes certain GAAP accounting adjustments. Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory Risk Based Capital formula which is not as refined in its risk calculations with respect to the nuances of different companies' businesses.

     This change in methodology will be applied prospectively and will impact the level of net investment income and net income of each of the Company's business segments. A portion of net investment income is credited to the segments based on the level of allocated equity. This methodology change of allocating equity will not impact the Company's consolidated net investment income or net income.

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts ("other financial instruments"), based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2002 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and foreign currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio.

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at December 31, 2002 and 2001. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at December 31, 2002 and 2001 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, all of which is non-trading, for the periods indicated was:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Interest rate risk..........................................   $2,710       $3,430
Equity price risk...........................................   $  120       $  228
Foreign currency exchange rate risk.........................   $  529       $  426

     The change in potential loss in fair value related to market risk exposure between December 31, 2002 and 2001 was primarily attributable to a shift in the yield curve.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Financial Statements as of December 31, 2002 and 2001 and
  for the years ended December 31, 2002, 2001 and 2000:
  Consolidated Balance Sheets...............................  F-2
  Consolidated Statements of Income.........................  F-3
  Consolidated Statements of Stockholders' Equity...........  F-4
  Consolidated Statements of Cash Flows.....................  F-5
  Notes to Consolidated Financial Statements................  F-7
Financial Statement Schedules as of December 31, 2002 and
  for the years ended December 31, 2002, 2001 and 2000:
  Schedule I -- Consolidated Summary of Investments -- Other
     Than Investments in Affiliates.........................  111
  Schedule II -- Condensed Financial Information of MetLife,
     Inc. (Registrant)......................................  112
  Schedule III -- Consolidated Supplementary Insurance
     Information............................................  114
  Schedule IV -- Consolidated Reinsurance...................  116

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
MetLife, Inc.:

     We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MetLife, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 19, 2003

                                 METLIFE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2002       2001
                                                              --------   --------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $133,152 and $112,288, respectively)...  $140,553   $115,398
  Equity securities, at fair value (cost: $1,303 and $2,459,
    respectively)...........................................     1,348      3,063
  Mortgage loans on real estate.............................    25,086     23,621
  Policy loans..............................................     8,580      8,272
  Real estate and real estate joint ventures
    held-for-investment.....................................     4,496      4,054
  Real estate held-for-sale.................................       229      1,676
  Other limited partnership interests.......................     2,395      1,637
  Short-term investments....................................     1,921      1,203
  Other invested assets.....................................     3,727      3,298
                                                              --------   --------
         Total investments..................................   188,335    162,222
Cash and cash equivalents...................................     2,323      7,473
Accrued investment income...................................     2,088      2,062
Premiums and other receivables..............................     7,669      6,509
Deferred policy acquisition costs...........................    11,727     11,167
Other assets................................................     5,550      4,823
Separate account assets.....................................    59,693     62,714
                                                              --------   --------
         Total assets.......................................  $277,385   $256,970
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................  $ 89,815   $ 84,924
  Policyholder account balances.............................    66,830     58,923
  Other policyholder funds..................................     5,685      5,404
  Policyholder dividends payable............................     1,030      1,046
  Policyholder dividend obligation..........................     1,882        708
  Short-term debt...........................................     1,161        355
  Long-term debt............................................     4,425      3,628
  Current income taxes payable..............................       769        306
  Deferred income taxes payable.............................     1,625      1,526
  Payables under securities loaned transactions.............    17,862     12,661
  Other liabilities.........................................     7,958      7,457
  Separate account liabilities..............................    59,693     62,714
                                                              --------   --------
         Total liabilities..................................   258,735    239,652
                                                              --------   --------
Commitments and contingencies (Note 11)
Company-obligated mandatorily redeemable securities of
  subsidiary trusts.........................................     1,265      1,256
                                                              --------   --------
Stockholders' Equity:
  Preferred stock, par value $0.01 per share; 200,000,000
    shares authorized; none issued..........................        --         --
  Series A junior participating preferred stock.............        --         --
  Common stock, par value $0.01 per share; 3,000,000,000
    shares authorized; 786,766,664 shares issued at December
    31, 2002 and December 31, 2001; 700,278,412 shares
    outstanding at December 31, 2002 and 715,506,525 shares
    outstanding at December 31, 2001........................         8          8
  Additional paid-in capital................................    14,968     14,966
  Retained earnings.........................................     2,807      1,349
  Treasury stock, at cost; 86,488,252 shares at December 31,
    2002 and 71,260,139 shares at December 31, 2001.........    (2,405)    (1,934)
  Accumulated other comprehensive income....................     2,007      1,673
                                                              --------   --------
         Total stockholders' equity.........................    17,385     16,062
                                                              --------   --------
         Total liabilities and stockholders' equity.........  $277,385   $256,970
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               2002      2001      2000
                                                              -------   -------   -------
REVENUES
Premiums....................................................  $19,086   $17,212   $16,317
Universal life and investment-type product policy fees......    2,139     1,889     1,820
Net investment income.......................................   11,329    11,255    11,024
Other revenues..............................................    1,377     1,507     2,229
Net investment losses (net of amounts allocable to other
  accounts of ($145), ($134) and ($54), respectively).......     (784)     (603)     (390)
                                                              -------   -------   -------
          Total revenues....................................   33,147    31,260    31,000
                                                              -------   -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment losses of ($150), ($159) and
  $41, respectively)........................................   19,523    18,454    16,893
Interest credited to policyholder account balances..........    2,950     3,084     2,935
Policyholder dividends......................................    1,942     2,086     1,919
Payments to former Canadian policyholders...................       --        --       327
Demutualization costs.......................................       --        --       230
Other expenses (excludes amounts directly related to net
  investment losses of $5, $25 and ($95), respectively).....    7,061     7,022     7,401
                                                              -------   -------   -------
          Total expenses....................................   31,476    30,646    29,705
                                                              -------   -------   -------
Income from continuing operations before provision for
  income taxes..............................................    1,671       614     1,295
Provision for income taxes..................................      516       227       421
                                                              -------   -------   -------
Income from continuing operations...........................    1,155       387       874
Income from discontinued operations, net of income taxes....      450        86        79
                                                              -------   -------   -------
Net income..................................................  $ 1,605   $   473   $   953
                                                              =======   =======   =======
Income from continuing operations after April 7, 2000 (date
  of demutualization) (Note 19).............................                      $ 1,114
                                                                                  =======
Net income after April 7, 2000 (date of demutualization)
  (Note 19).................................................                      $ 1,173
                                                                                  =======
Income from continuing operations per share
  Basic.....................................................  $  1.64   $  0.52   $  1.44
                                                              =======   =======   =======
  Diluted...................................................  $  1.58   $  0.51   $  1.41
                                                              =======   =======   =======
Net income per share
  Basic.....................................................  $  2.28   $  0.64   $  1.52
                                                              =======   =======   =======
  Diluted...................................................  $  2.20   $  0.62   $  1.49
                                                              =======   =======   =======
Cash dividends per share....................................  $  0.21   $  0.20   $  0.20
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED OTHER COMPREHENSIVE
                                                                                            INCOME (LOSS)
                                                                              -----------------------------------------
                                                                                   NET           FOREIGN      MINIMUM
                                           ADDITIONAL              TREASURY     UNREALIZED      CURRENCY      PENSION
                                  COMMON    PAID-IN     RETAINED   STOCK AT     INVESTMENT     TRANSLATION   LIABILITY
                                  STOCK     CAPITAL     EARNINGS     COST     (LOSSES) GAINS   ADJUSTMENT    ADJUSTMENT    TOTAL
                                  ------   ----------   --------   --------   --------------   -----------   ----------   -------
Balance at December 31, 1999....  $  --     $    --     $ 14,100   $    --        $ (297)         $ (94)        $(19)     $13,690
Policy credits and cash payments
  to eligible policyholders.....                          (2,958)                                                          (2,958)
Common stock issued in
  demutualization...............      5      10,917      (10,922)                                                              --
Initial public offering of
  common stock..................      2       3,152                                                                         3,154
Private placement of common
  stock.........................      1         854                                                                           855
Unit offering...................                  3                                                                             3
Treasury stock transactions,
  net...........................                                      (613)                                                  (613)
Dividends on common stock.......                            (152)                                                            (152)
Comprehensive income:
  Net loss before date of
    demutualization.............                            (220)                                                            (220)
  Net income after date of
    demutualization.............                           1,173                                                            1,173
  Other comprehensive income:
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                   1,472                                    1,472
    Foreign currency translation
      adjustments...............                                                                     (6)                       (6)
    Minimum pension liability
      adjustment................                                                                                  (9)          (9)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                            1,457
                                                                                                                          -------
  Comprehensive income..........                                                                                            2,410
                                  -----     -------     --------   -------        ------          -----         ----      -------
Balance at December 31, 2000....      8      14,926        1,021      (613)        1,175           (100)         (28)      16,389
Treasury stock transactions,
  net...........................                                    (1,321)                                                (1,321)
Dividends on common stock.......                            (145)                                                            (145)
Issuance of warrants -- by
  subsidiary....................                 40                                                                            40
Comprehensive income:
  Net income....................                             473                                                              473
  Other comprehensive income:
    Cumulative effect of change
      in accounting for
      derivatives, net of income
      taxes.....................                                                      22                                       22
    Unrealized gains on
      derivative instruments,
      net of income taxes.......                                                      24                                       24
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                     658                                      658
    Foreign currency translation
      adjustments...............                                                                    (60)                      (60)
    Minimum pension liability
      adjustment................                                                                                 (18)         (18)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                              626
                                                                                                                          -------
  Comprehensive income..........                                                                                            1,099
                                  -----     -------     --------   -------        ------          -----         ----      -------
Balance at December 31, 2001....      8      14,966        1,349    (1,934)        1,879           (160)         (46)      16,062
Treasury stock transactions,
  net...........................                  2                   (471)                                                  (469)
Dividends on common stock.......                            (147)                                                            (147)
Comprehensive income:
  Net income....................                           1,605                                                            1,605
  Other comprehensive income:
    Unrealized losses on
      derivative instruments,
      net of income taxes.......                                                     (60)                                     (60)
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                     463                                      463
    Foreign currency translation
      adjustments...............                                                                    (69)                      (69)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                              334
                                                                                                                          -------
  Comprehensive income..........                                                                                            1,939
                                  -----     -------     --------   -------        ------          -----         ----      -------
Balance at December 31, 2002....  $   8     $14,968     $  2,807   $(2,405)       $2,282          $(229)        $(46)     $17,385
                                  =====     =======     ========   =======        ======          =====         ====      =======

          See accompanying notes to consolidated financial statements

                                 METLIFE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                             (DOLLARS IN MILLIONS)

                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  1,605   $    473   $    953
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization expenses.................       449        480        369
     Amortization of premiums and accretion of discounts
       associated with investments, net.....................      (519)      (575)      (452)
     Losses from sales of investments and businesses, net...       931        737        444
     Interest credited to other policyholder account
       balances.............................................     2,950      3,084      2,935
     Universal life and investment-type product policy
       fees.................................................    (2,139)    (1,889)    (1,820)
     Change in premiums and other receivables...............      (795)       476        925
     Change in deferred policy acquisition costs, net.......      (741)      (563)      (560)
     Change in insurance-related liabilities................     3,137      2,567      2,042
     Change in income taxes payable.........................       479        477        239
     Change in other liabilities............................        18         41       (933)
     Other, net.............................................      (378)      (796)      (865)
                                                              --------   --------   --------
Net cash provided by operating activities...................     4,997      4,512      3,277
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities.......................................    64,327     52,382     56,940
     Equity securities......................................     2,642      2,065        748
     Mortgage loans on real estate..........................     2,603      2,069      2,163
     Real estate and real estate joint ventures.............       276        303        606
     Other limited partnership interests....................       355        396        422
  Purchases of:
     Fixed maturities.......................................   (85,173)   (52,160)   (64,918)
     Equity securities......................................    (1,242)    (3,059)      (863)
     Mortgage loans on real estate..........................    (3,206)    (3,596)    (2,787)
     Real estate and real estate joint ventures.............      (208)      (769)      (407)
     Other limited partnership interests....................      (456)      (424)      (660)
  Net change in short-term investments......................      (477)        74      2,043
  Purchase of business, net of cash received................      (879)      (276)      (416)
  Proceeds from sales of businesses.........................        --         81        869
  Net change in payable under securities loaned
     transactions...........................................     5,201        360      5,840
  Other, net................................................      (759)      (611)      (812)
                                                              --------   --------   --------
Net cash used in investing activities.......................  $(16,996)  $ (3,165)  $ (1,232)
                                                              --------   --------   --------

                See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                             (DOLLARS IN MILLIONS)

                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................  $ 29,844   $ 29,167   $ 28,453
     Withdrawals............................................   (23,980)   (25,704)   (28,504)
  Net change in short-term debt.............................       806       (730)    (3,095)
  Long-term debt issued.....................................     1,008      1,600        207
  Long-term debt repaid.....................................      (211)      (372)      (124)
  Common stock issued.......................................        --         --      4,009
  Treasury stock acquired...................................      (471)    (1,321)      (613)
  Net proceeds from issuance of company-obligated
     mandatorily redeemable securities of subsidiary
     trust..................................................        --        197        969
  Cash payments to eligible policyholders...................        --         --     (2,550)
  Dividends on common stock.................................      (147)      (145)      (152)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........     6,849      2,692     (1,400)
                                                              --------   --------   --------
Change in cash and cash equivalents.........................    (5,150)     4,039        645
Cash and cash equivalents, beginning of year................     7,473      3,434      2,789
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  2,323   $  7,473   $  3,434
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year:
     Interest...............................................  $    424   $    349   $    448
                                                              ========   ========   ========
     Income taxes...........................................  $    193   $   (262)  $    256
                                                              ========   ========   ========
  Non-cash transactions during the year:
     Policy credits to eligible policyholders...............  $     --   $     --   $    408
                                                              ========   ========   ========
     Business acquisitions -- assets........................  $  2,630   $  1,336   $ 22,936
                                                              ========   ========   ========
     Business acquisitions -- liabilities...................  $  1,751   $  1,060   $ 22,437
                                                              ========   ========   ========
     Business dispositions -- assets........................  $     --   $    102   $  1,184
                                                              ========   ========   ========
     Business dispositions -- liabilities...................  $     --   $     44   $  1,014
                                                              ========   ========   ========
     Real estate acquired in satisfaction of debt...........  $     30   $     30   $     24
                                                              ========   ========   ========
     Purchase money mortgage on real estate sale............  $    954   $     --   $     49
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     MetLife, Inc. (the "Holding Company") and its subsidiaries (together with the Holding Company, "MetLife" or the "Company") is a leading provider of insurance and other financial services to a broad section of individual and institutional customers. The Company offers life insurance, annuities, automobile and property insurance and mutual funds to individuals and group insurance, reinsurance, as well as retirement and savings products and services to corporations and other institutions.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries, partnerships and joint ventures in which the Company has a majority voting interest. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 7. Intercompany accounts and transactions have been eliminated.

     The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies.

     Minority interest related to consolidated entities included in other liabilities was $491 million and $442 million at December 31, 2002 and 2001, respectively.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2002 presentation.

  SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The critical accounting policies, estimates and related judgments underlying the Company's consolidated financial statements are summarized below. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations.

  Investments

     The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for

                                 METLIFE, INC.

impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

  Derivatives

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities and issues certain insurance and reinsurance policies with embedded derivatives. The associated financial statement risk is the volatility in net income, which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges, and
(ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated market volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

  Deferred Policy Acquisition Costs

     The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with, and are primarily related to, the production of new business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

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

                                 METLIFE, INC.

     The Company also establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Pricing of this insurance takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the insured and the property covered, and profit considerations. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies.

     Differences between the actual experience and assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses.

  Reinsurance

     The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish policy benefits and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed above. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

  Litigation

     The Company is a party to a number of legal actions. Given the inherent unpredictability of litigation, it is difficult to estimate the impact of litigation on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumption used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. It is possible that an adverse outcome in certain of the Company's litigation, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  Employee Benefit Plans

     The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

                                 METLIFE, INC.

     The actuarial assumptions used in the calculation of the Company's aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. For the largest of the plans sponsored by the Company (the Metropolitan Life Retirement Plan for United States Employees, with a projected benefit obligation of $4.3 billion or 98.6% of all qualified plans at December 31,
2002), the discount rate, expected rate of return on plan assets, and the range of rates of future compensation increases used in that plan's valuation at December 31, 2002 were 6.75%, 9% and 4% to 8%, respectively. Note 6 describes in more detail the assumptions used and status of the many plans sponsored by the Company and its affiliates.

  SIGNIFICANT ACCOUNTING POLICIES

  Investments

     The Company's fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary. These adjustments are recorded as investment losses. Investment gains and losses on sales of securities are determined on a specific identification basis. All security transactions are recorded on a trade date basis.

     Mortgage loans on real estate are stated at amortized cost, net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are included in net investment gains and losses and are based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the collateral value if the loan is collateral dependent. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan's contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on impaired loans are recorded as a reduction of the recorded asset.

     Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 40 years). Real estate held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. Cost of real estate held-for-investment is adjusted for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Impaired real estate is written down to estimated fair value with the impairment loss being included in net investment gains and losses. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial and agricultural mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Policy loans are stated at unpaid principal balances.

     Short-term investments are stated at amortized cost, which approximates fair value.

     Other invested assets consist principally of leveraged leases and funds withheld at interest. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified

                                 METLIFE, INC.

by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies and equal to the net statutory reserves are withheld and continue to be legally owned by the ceding companies. The Company recognizes interest on funds withheld in accordance with the treaty terms as investment income is earned on the assets supporting the reinsured policies.

  Structured Investment Transactions and Variable Interest Entities

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

     The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. The beneficial interests in SPEs where the Company exercises significant influence over the operating and financial policies of the SPE are accounted for in accordance with the equity method of accounting. Impairments of these beneficial interests are included in net investment gains and losses. The beneficial interests in SPEs where the Company does not exercise significant influence are accounted for based on the substance of the beneficial interest's rights and obligations. Beneficial interests are accounted for and are included in fixed maturities. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and their income is recognized using the retrospective interest method or the level yield method, as appropriate.

     Effective in 2003, Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 ("FIN 46") will establish new accounting guidance relating to the consolidation of variable interest entities ("VIEs"). Certain of the asset-backed securitizations and structured investment transactions discussed above meet the definition of a VIE under FIN 46. In addition, certain

                                 METLIFE, INC.

investments in real estate joint ventures and other limited partnership interests also meet the VIE definition. The Company will be required to consolidate any VIE for which it is determined that the Company is the primary beneficiary. The Company is still in the process of evaluating its investments with regard to the implementation of FIN 46.

     The following table presents the total assets and the maximum exposure to loss relating to the VIEs that the Company believes it is reasonably possible it will need to consolidate or disclose information about in accordance with the provisions of FIN 46 at:

                                                                DECEMBER 31, 2002
                                                              ---------------------
                                                                          MAXIMUM
                                                              TOTAL     EXPOSURE TO
                                                              ASSETS       LOSS
                                                              ------    -----------
                                                              (DOLLARS IN MILLIONS)
Financial asset-backed securitizations and collateralized
  debt and bond obligations.................................  $1,719       $  9(1)
Other structured investment transactions....................      89         38(2)
Real estate joint ventures..................................     443        196(3)
Other limited partnership interests.........................     872        167(3)
                                                              ------       ----
          Total.............................................  $3,123       $410
                                                              ======       ====

---------------
(1) The maximum exposure to loss is based on the carrying value of retained interests.

(2) The maximum exposure to loss is based on the carrying value of beneficial interests.

(3) The maximum exposure to loss is based on the carrying value plus unfunded commitments reduced by amounts guaranteed by other partners.

  Derivative Instruments

     The Company uses derivative instruments to manage risk through one of four principal risk management strategies: (i) the hedging of liabilities, (ii) invested assets, (iii) portfolios of assets or liabilities and (iv) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its derivatives use plan that was approved by the New York Insurance Department (the "Department"). The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, and options, including caps and floors.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify as a hedge, according to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), the derivative is recorded at fair value and changes in its fair value are generally reported in net investment gains or losses.

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

                                 METLIFE, INC.

forecasted transaction will not occur, (v) a hedged firm commitment no longer meets the definition of a firm commitment, or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments, (ii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments, (iii) foreign currency forwards to hedge the exposure of future payments or receipts in foreign currencies, and (iv) other instruments to hedge the cash flows of various other forecasted transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported in other comprehensive income or loss. The ineffective portion of changes in fair value of the derivative instrument is reported in net investment gains or losses. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception.

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

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried on the consolidated balance sheet at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheet and recognized as a net investment gain or loss in the current period. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the consolidated balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income or loss are recognized immediately in net investment gains or losses. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income or loss and is recognized when the transaction affects net income or loss; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the consolidated balance sheet, with changes in its fair value generally recognized in the current period as net investment gains or losses.

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

                                 METLIFE, INC.

the entire contract is carried on the consolidated balance sheet at fair value, with changes in fair value recognized in the current period as net investment gains or losses.

     The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions ("RSATs"), are a combination of a derivative and a cash security to synthetically create a third replicated security. These derivatives are not designated as hedges. As of December 31, 2002 and 2001, 19 and 15, respectively, of such RSATs, with notional amounts totaling $285 million and $205 million, respectively, have been created through the combination of a credit default swap and a U.S. Treasury security. The Company records the premiums received on the credit default swaps in investment income over the life of the contract and changes in fair value are recorded in net investment gains and losses.

     The Company enters into written covered calls and net written covered collars to generate additional investment income on the underlying assets it holds. These derivatives are not designated as hedges. The Company records the premiums received as net investment income over the life of the contract and changes in fair value of such options and collars as net investment gains and losses.

  Cash and Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  Property, Equipment, Leasehold Improvements and Computer Software

     Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets. The estimated life for company occupied real estate property is 40 years. Estimated lives range from five to ten years for leasehold improvements and three to five years for all other property and equipment. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $428 million and $552 million at December 31, 2002 and 2001, respectively. Related depreciation and amortization expense was $85 million, $99 million and $90 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a three-year period using the straight-line method. Accumulated amortization of capitalized software was $317 million and $169 million at December 31, 2002 and 2001, respectively. Related amortization expense was $155 million, $110 million and $45 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Actual gross margins or profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations, but that it does

                                 METLIFE, INC.

change when large interim deviations have occurred. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. When appropriate, management revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

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

     Value of business acquired ("VOBA"), included as part of deferred policy acquisition costs, represents the present value of future profits generated from existing insurance contracts in force at the date of acquisition and is amortized over the expected policy or contract duration in relation to the present value of estimated gross profits from such policies and contracts.

     Information regarding VOBA and deferred policy acquisition costs for the year ended December 31, 2002 is as follows:

                                                 VALUE OF           DEFERRED
                                                 BUSINESS      POLICY ACQUISITION
                                                 ACQUIRED            COSTS              TOTAL
                                                 --------   ------------------------   -------
                                                             (DOLLARS IN MILLIONS)
Balance at January 1, 2002.....................   $1,678            $ 9,489            $11,167
Capitalizations................................       --              2,340              2,340
Acquisitions...................................      369                 --                369
                                                  ------            -------            -------
          Total................................    2,047             11,829             13,876
                                                  ------            -------            -------
Amortization allocated to:
     Net investment gains (losses).............       16                (11)                 5
     Unrealized investment gains...............      154                384                538
     Other expenses............................      132              1,507              1,639
                                                  ------            -------            -------
          Total amortization...................      302              1,880              2,182
Dispositions and other.........................       (6)                39                 33
                                                  ------            -------            -------
Balance at December 31, 2002...................   $1,739            $ 9,988            $11,727
                                                  ======            =======            =======

                                 METLIFE, INC.

     Information regarding VOBA and deferred policy acquisition costs for the year ended December 31, 2001 is as follows:

                                                                      DEFERRED
                                                         VALUE OF      POLICY
                                                         BUSINESS   ACQUISITION
                                                         ACQUIRED      COSTS        TOTAL
                                                         --------   ------------   -------
                                                               (DOLLARS IN MILLIONS)
Balance at January 1, 2001.............................   $1,674      $ 8,944      $10,618
Capitalizations........................................       --        2,039        2,039
Acquisitions...........................................      124           --          124
                                                          ------      -------      -------
          Total........................................    1,798       10,983       12,781
                                                          ------      -------      -------
Amortization allocated to:
     Net investment (losses) gains.....................      (15)          40           25
     Unrealized investment gains.......................        8          132          140
     Other expenses....................................      126        1,287        1,413
                                                          ------      -------      -------
          Total amortization...........................      119        1,459        1,578
Dispositions and other.................................       (1)         (35)         (36)
                                                          ------      -------      -------
Balance at December 31, 2001...........................   $1,678      $ 9,489      $11,167
                                                          ======      =======      =======

     Information regarding VOBA and deferred policy acquisition costs for the year ended December 31, 2000 is as follows:

                                                                      DEFERRED
                                                         VALUE OF      POLICY
                                                         BUSINESS   ACQUISITION
                                                         ACQUIRED      COSTS        TOTAL
                                                         --------   ------------   -------
                                                               (DOLLARS IN MILLIONS)
Balance at January 1, 2000.............................   $  632      $ 8,438      $ 9,070
Capitalizations........................................       --        1,863        1,863
Acquisitions...........................................    1,480          201        1,681
                                                          ------      -------      -------
          Total........................................    2,112       10,502       12,614
                                                          ------      -------      -------
Amortization allocated to:
     Net investment gains (losses).....................       28         (123)         (95)
     Unrealized investment gains.......................       93          497          590
     Other expenses....................................      310        1,168        1,478
                                                          ------      -------      -------
          Total amortization...........................      431        1,542        1,973
Dispositions and other.................................       (7)         (16)         (23)
                                                          ------      -------      -------
Balance at December 31, 2000...........................   $1,674      $ 8,944      $10,618
                                                          ======      =======      =======

     The estimated future amortization expense allocated to other expenses for VOBA is $147 million in 2003, $141 million in 2004, $137 million in 2005, $135 million in 2006 and $128 million in 2007.

     Amortization of VOBA and deferred policy acquisition costs is allocated to
(i) investment gains and losses to provide consolidated statement of income information regarding the impact of such gains and losses on the amount of the amortization, (ii) unrealized investment gains and losses to provide information regarding the amount that would have been amortized if such gains and losses had been recognized, and (iii) other expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

                                 METLIFE, INC.

     Investment gains and losses related to certain products have a direct impact on the amortization of VOBA and deferred policy acquisition costs. Presenting investment gains and losses net of related amortization of VOBA and deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

  Goodwill

     The excess of cost over the fair value of net assets acquired ("goodwill") is included in other assets. On January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually to determine if a write down of the cost of the asset is required. Impairments are recognized in operating results when the carrying amount of goodwill exceeds its implied fair value. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over a period ranging from ten to 30 years and impairments were recognized in operating results when permanent diminution in value was deemed to have occurred.

     Changes in goodwill were as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2002    2001     2000
                                                              -----   -----   ------
                                                              (DOLLARS IN MILLIONS)
Net balance at January 1....................................  $609    $703    $ 611
Acquisitions................................................   166      54      286
Amortization................................................    --     (47)     (50)
Impairment losses...........................................    (8)    (61)      --
Dispositions and other......................................   (17)    (40)    (144)
                                                              ----    ----    -----
Net balance at December 31..................................  $750    $609    $ 703
                                                              ====    ====    =====

     Accumulated amortization from goodwill was as follows at:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                               (DOLLARS IN
                                                                MILLIONS)
Accumulated amortization....................................  $101    $101
                                                              ====    ====

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

     Future policy benefit liabilities for traditional annuities are equal to accumulated contractholder fund balances during the accumulation period and the present value of expected future payments after annuitization. Interest rates used in establishing such liabilities range from 2% to 11%. Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates used in

                                 METLIFE, INC.

establishing such liabilities range from 3% to 11%. Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates used in establishing such liabilities range from 3% to 11%.

     Policyholder account balances for universal life and investment-type contracts are equal to the policy account values, which consist of an accumulation of gross premium payments plus credited interest, ranging from 1% to 13%, less expenses, mortality charges, and withdrawals.

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

     Deposits related to universal life and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges and are recognized in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related policyholder account balances.

     Premiums related to property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums are included in other liabilities.

 Other Revenues

     Other revenues include asset management and advisory fees, broker/dealer commissions and fees, and administrative service fees. Such fees and commissions are recognized in the period in which services are performed. Other revenues also include changes in account value relating to corporate-owned life insurance ("COLI"). Under certain COLI contracts, if the Company reports certain unlikely adverse results in its consolidated financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.

 Policyholder Dividends

     Policyholder dividends are approved annually by the insurance subsidiaries' boards of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management's judgment as to the appropriate level of statutory surplus to be retained by the insurance subsidiaries.

                                 METLIFE, INC.

 Participating Business

     Participating business represented approximately 16% and 18% of the Company's life insurance in-force, and 55% and 78% of the number of life insurance policies in-force, at December 31, 2002 and 2001, respectively. Participating policies represented approximately 43% and 45%, 43% and 45%, and 47% and 50% of gross and net life insurance premiums for the years ended December 31, 2002, 2001 and 2000, respectively. The percentages indicated are calculated excluding the business of the Reinsurance segment.

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

 Stock Based Compensation

     The Company accounts for the stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and has included in Note 17 the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

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

 Discontinued Operations

     The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale on or after January 1, 2002 are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

 Earnings Per Share

     Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares outstanding or deemed to be outstanding only for the period after the date of demutualization.

     Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of the assumed conversion of forward purchase contracts and exercise of stock options, using the treasury stock method. Under the treasury stock method, exercise of the stock options and the forward purchase contracts is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

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

 APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46 which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to

                                 METLIFE, INC.

February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing the impact of FIN 46 on its consolidated financial statements. Certain disclosure provisions of FIN 46 were required for December 31, 2002 financial statements. See "-- Structured Investment Transactions and Variable Interest Entities."

     As of December 31, 2002, the FASB is deliberating on a proposed statement that would further amend SFAS 133. The proposed statement will address certain SFAS 133 Implementation Issues. The proposed statement is not expected to have a significant impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"), which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method of accounting from SFAS 123, if a company so elects. Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with alternatives available under the transitional guidance of SFAS 148, the Company has elected to apply the fair value method of accounting for stock options prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the initial adoption of FIN 45 to have a significant impact on the Company's consolidated financial statements. The adoption of FIN 45 requires the Company to include disclosures in its consolidated financial statements related to guarantees. See Note 11.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which must be adopted for exit and disposal activities initiated after December 31, 2002. SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). As discussed in Note 13, in the fourth quarter of 2001, the Company recorded a charge of $330 million, net of income taxes of $169 million, associated with business realignment initiatives using the EITF 94-3 accounting guidance.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and the initial application of this standard did not have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides a single model for accounting for long-lived assets to be

                                 METLIFE, INC.

disposed of by superseding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144 (i) broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); (ii) requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and (iii) retains the basic provisions of (a) APB 30 regarding the presentation of discontinued operations in the statements of income, (b) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (c) SFAS 121 relating to the measurement of long-lived assets classified as held-for-sale. Adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements other than the presentation as discontinued operations of net investment income and net investment gains related to operations of real estate on which the Company initiated disposition activities subsequent to January 1, 2002 and the classification of such real estate as held-for-sale on the consolidated balance sheets. See Note 22.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. The Company did not amortize goodwill during 2002. Amortization of goodwill was $47 million and $50 million for the years ended December 31, 2001 and 2000, respectively. Amortization of other intangible assets was not material for the years ended December 31, 2002, 2001 and 2000. The Company has completed the required impairment tests of goodwill and indefinite-lived intangible assets. As a result of these tests, the Company recorded a $5 million charge to earnings relating to the impairment of certain goodwill assets in the third quarter of 2002 as a cumulative effect of a change in accounting. There was no impairment of identified intangible assets or significant reclassifications between goodwill and other intangible assets at January 1, 2002.

     Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. In accordance with SFAS 141, the elimination of $5 million of negative goodwill was reported in net income in the first quarter of 2002 as a cumulative effect of a change in accounting.

     In July 2001, the U.S. Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. The application of SAB 102 by the Company did not have a material impact on the Company's consolidated financial statements.

     Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The initial adoption of these requirements did not have a material impact on the Company's consolidated financial statements.

     Effective April 1, 2001, the Company adopted EITF 99-20, Recognition of Interest Income and Impairment on Certain Investments. This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The initial adoption of EITF 99-20 did not have a material impact on the Company's consolidated financial statements.

                                 METLIFE, INC.

     Effective January 1, 2001, the Company adopted SFAS 133 which established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of SFAS 133, as of January 1, 2001, resulted in a $33 million increase in other comprehensive income, net of income taxes of $18 million, and had no material impact on net income. The increase to other comprehensive income is attributable to net gains on cash flow-type hedges at transition. Also at transition, the amortized cost of fixed maturities decreased and other invested assets increased by $22 million, representing the fair value of certain interest rate swaps that were accounted for prior to SFAS 133 using fair value-type settlement accounting. During the year ended December 31, 2001, $18 million of the pre-tax gain reported in accumulated other comprehensive income at transition was reclassified into net investment income. The FASB continues to issue additional guidance relating to the accounting for derivatives under SFAS 133, which may result in further adjustments to the Company's treatment of derivatives in subsequent accounting periods.

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

2.  SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property which had an adverse impact on certain of the Company's businesses. The Company has direct exposure to these events with claims arising from its Individual, Institutional, Reinsurance and Auto & Home insurance coverages, and it believes the majority of such claims have been reported or otherwise analyzed by the Company.

     The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. Net income for the year ended December 31, 2002 includes a $17 million, net of income taxes of $9 million, benefit from the reduction of the liability associated with the tragedies. The revision to the liability is the result of an analysis completed during the fourth quarter of 2002, which focused on the emerging incidence experienced over the past 12 months associated with certain disability products. As of December 31, 2002, the Company's remaining liability for unpaid and future claims associated with the tragedies was $47 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and the claims to reinsurers are identified and processed. Any revision to the estimate of gross losses and reinsurance recoveries in subsequent periods will affect net income in such periods. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be adversely affected by their other reinsured losses in connection with the tragedies.

     The Company's general account investment portfolios include investments, primarily comprised of fixed maturities, in industries that were affected by the tragedies, including airline, other travel, lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The carrying value of the Company's investment portfolio exposed to industries affected by the tragedies was approximately $3.7 billion at December 31, 2002.

                                 METLIFE, INC.

     The long-term effects of the tragedies on the Company's businesses cannot be assessed at this time. The tragedies have had significant adverse effects on the general economic, market and political conditions, increasing many of the Company's business risks. This may have a negative effect on MetLife's businesses and results of operations over time. In particular, the declines in share prices experienced after the reopening of the U.S. equity markets following the tragedies have contributed, and may continue to contribute, to a decline in separate account assets, which in turn may have an adverse effect on fees earned in the Company's businesses. In addition, the Company has received and expects to continue to receive disability claims from individuals resulting from the tragedies.

3.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES

     Fixed maturities and equity securities at December 31, 2002 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   -----------------   ESTIMATED
                                                   COST       GAIN      LOSS     FAIR VALUE
                                                 ---------   -------   -------   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. corporate securities.................  $ 47,021    $3,193    $  957     $ 49,257
     Mortgage-backed securities................    33,256     1,649        22       34,883
     Foreign corporate securities..............    18,001     1,435       207       19,229
     U.S. treasuries/agencies..................    14,373     1,565         4       15,934
     Asset-backed securities...................     9,483       228       208        9,503
     Foreign government securities.............     7,012       636        52        7,596
     States and political subdivisions.........     2,580       182        20        2,742
     Other fixed income assets.................       609       191       103          697
                                                 --------    ------    ------     --------
          Total bonds..........................   132,335     9,079     1,573      139,841
  Redeemable preferred stocks..................       817        12       117          712
                                                 --------    ------    ------     --------
          Total fixed maturities...............  $133,152    $9,091    $1,690     $140,553
                                                 ========    ======    ======     ========
Equity Securities:
  Common stocks................................  $    877    $  115    $   79     $    913
  Nonredeemable preferred stocks...............       426        13         4          435
                                                 --------    ------    ------     --------
          Total equity securities..............  $  1,303    $  128    $   83     $  1,348
                                                 ========    ======    ======     ========

                                 METLIFE, INC.

     Fixed maturities and equity securities at December 31, 2001 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   -----------------   ESTIMATED
                                                   COST       GAIN      LOSS     FAIR VALUE
                                                 ---------   -------   -------   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. corporate securities.................  $ 43,141    $1,470    $  748     $ 43,863
     Mortgage-backed securities................    25,506       866       192       26,180
     Foreign corporate securities..............    16,836       688       539       16,985
     U.S. treasuries/agencies..................     8,297     1,031        43        9,285
     Asset-backed securities...................     8,115       154       206        8,063
     Foreign government securities.............     5,488       544        37        5,995
     States and political subdivisions.........     2,248        68        21        2,295
     Other fixed income assets.................     1,874       238       142        1,970
                                                 --------    ------    ------     --------
          Total bonds..........................   111,505     5,059     1,928      114,636
  Redeemable preferred stocks..................       783        12        33          762
                                                 --------    ------    ------     --------
          Total fixed maturities...............  $112,288    $5,071    $1,961     $115,398
                                                 ========    ======    ======     ========
Equity Securities:
  Common stocks................................  $  1,968    $  657    $   78     $  2,547
  Nonredeemable preferred stocks...............       491        28         3          516
                                                 --------    ------    ------     --------
          Total equity securities..............  $  2,459    $  685    $   81     $  3,063
                                                 ========    ======    ======     ========

     The Company held foreign currency derivatives with notional amounts of $2,371 million and $1,925 million to hedge the exchange rate risk associated with foreign bonds at December 31, 2002 and 2001, respectively.

     The Company held fixed maturities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $11,286 million and $9,790 million at December 31, 2002 and 2001, respectively. Non-income producing fixed maturities were $416 million and $237 million at December 31, 2002 and 2001, respectively.

     The cost or amortized cost and estimated fair value of bonds at December 31, 2002, by contractual maturity date (excluding scheduled sinking funds), are shown below:

                                                               COST OR
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                              (DOLLARS IN MILLIONS)
Due in one year or less.....................................  $  4,592     $  4,662
Due after one year through five years.......................    26,200       27,354
Due after five years through ten years......................    23,297       24,987
Due after ten years.........................................    35,507       38,452
                                                              --------     --------
     Subtotal...............................................    89,596       95,455
Mortgage-backed and asset-backed securities.................    42,739       44,386
                                                              --------     --------
     Subtotal...............................................   132,335      139,841
Redeemable preferred stock..................................       817          712
                                                              --------     --------
     Total fixed maturities.................................  $133,152     $140,553
                                                              ========     ========

     Actual maturities may differ as a result of prepayments by the issuer.

                                 METLIFE, INC.

     Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     Sales of fixed maturities and equity securities classified as available-for-sale were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Proceeds................................................  $37,427   $28,105   $46,205
Gross investment gains..................................  $ 1,661   $   646   $   599
Gross investment losses.................................  $  (979)  $  (948)  $(1,520)

     Gross investment losses above exclude writedowns recorded during 2002, 2001 and 2000 for other than temporarily impaired available-for-sale fixed maturities and equity securities of $1,375 million, $278 million and $324 million, respectively.

     Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

 SECURITIES LENDING PROGRAM

     The Company participates in securities lending programs whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $14,873 million and $11,416 million and an estimated fair value of $17,625 million and $12,066 million were on loan under the program at December 31, 2002 and 2001, respectively. The Company was liable for cash collateral under its control of $17,862 million and $12,661 million at December 31, 2002 and 2001, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

 STRUCTURED INVESTMENT TRANSACTIONS

     The Company securitizes high yield debt securities, investment grade bonds and structured finance securities. The Company has sponsored five securitizations with a total of approximately $1,323 million in financial assets as of December 31, 2002. Two of these transactions included the transfer of assets totaling approximately $289 million in 2001, resulting in the recognition of an insignificant amount of investment gains. The Company's beneficial interests in these SPEs as of December 31, 2002 and 2001 and the related investment income for the years ended December 31, 2002, 2001 and 2000 were insignificant.

     The Company also invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $870 million and $1.6 billion at December 31, 2002 and 2001, respectively. The related income recognized was $1 million, $44 million and $62 million for the years ended December 31, 2002, 2001 and 2000, respectively.

 ASSETS ON DEPOSIT AND HELD IN TRUST

     The Company had investment assets on deposit with regulatory agencies with a fair market value of $936 million and $845 million at December 31, 2002 and 2001, respectively. Company securities held in trust to satisfy collateral requirements had an amortized cost of $1,949 million and $1,918 million at December 31, 2002 and 2001, respectively.

                                 METLIFE, INC.

    MORTGAGE LOANS ON REAL ESTATE

     Mortgage loans on real estate were categorized as follows:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                         2002                2001
                                                   -----------------   -----------------
                                                   AMOUNT    PERCENT   AMOUNT    PERCENT
                                                   -------   -------   -------   -------
                                                           (DOLLARS IN MILLIONS)
Commercial mortgage loans........................  $19,671      78%    $18,093      76%
Agricultural mortgage loans......................    5,152      20       5,277      22
Residential mortgage loans.......................      389       2         395       2
                                                   -------     ---     -------     ---
     Total.......................................   25,212     100%     23,765     100%
                                                               ===                 ===
Less: Valuation allowances.......................      126                 144
                                                   -------             -------
     Mortgage loans..............................  $25,086             $23,621
                                                   =======             =======

     Mortgage loans on real estate are collateralized by properties primarily located throughout the United States. At December 31, 2002, approximately 18%, 8% and 8% of the properties were located in California, New York and Florida, respectively. Generally, the Company (as the lender) requires that a minimum of one-fourth of the purchase price of the underlying real estate be paid by the borrower.

     Certain of the Company's real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $620 million and $644 million at December 31, 2002 and 2001, respectively.

     Changes in mortgage loan valuation allowances were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance at January 1........................................   $144      $ 83      $ 90
Additions...................................................     41       106        38
Deductions for writedowns and dispositions..................    (59)      (45)      (74)
Acquisitions of affiliates..................................     --        --        29
                                                               ----      ----      ----
Balance at December 31......................................   $126      $144      $ 83
                                                               ====      ====      ====

     A portion of the Company's mortgage loans on real estate was impaired and consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2002         2001
                                                              -------     ---------
                                                              (DOLLARS IN MILLIONS)
Impaired mortgage loans with valuation allowances...........   $627        $  816
Impaired mortgage loans without valuation allowances........    261           324
                                                               ----        ------
     Total..................................................    888         1,140
Less: Valuation allowances on impaired mortgages............    125           140
                                                               ----        ------
     Impaired mortgage loans................................   $763        $1,000
                                                               ====        ======

     The average investment in impaired mortgage loans on real estate was $1,088 million, $947 million and $912 million for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income on impaired mortgage loans was $91 million, $103 million and $80 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                                 METLIFE, INC.

     The investment in restructured mortgage loans on real estate was $414 million and $685 million at December 31, 2002 and 2001, respectively. Interest income of $44 million, $76 million and $77 million was recognized on restructured loans for the years ended December 31, 2002, 2001 and 2000, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to $41 million, $60 million and $74 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Mortgage loans on real estate with scheduled payments of 60 days (90 days for agriculture mortgages) or more past due or in foreclosure had an amortized cost of $40 million and $53 million at December 31, 2002 and 2001, respectively.

 REAL ESTATE AND REAL ESTATE JOINT VENTURES

     Real estate and real estate joint ventures consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Real estate and real estate joint ventures
  held-for-investment.......................................   $4,684       $4,211
Impairments.................................................     (188)        (157)
                                                               ------       ------
     Total..................................................    4,496        4,054
                                                               ------       ------
Real estate held-for-sale...................................      327        1,888
Impairments.................................................      (82)        (177)
Valuation allowance.........................................      (16)         (35)
                                                               ------       ------
     Total..................................................      229        1,676
                                                               ------       ------
       Real estate and real estate joint ventures...........   $4,725       $5,730
                                                               ======       ======

     Accumulated depreciation on real estate was $1,951 million and $2,504 million at December 31, 2002 and 2001, respectively. Related depreciation expense was $227 million, $220 million and $224 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts include $48 million, $79 million and $80 million of depreciation expense related to discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively.

     Real estate and real estate joint ventures were categorized as follows:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2002               2001
                                                     ----------------   ----------------
                                                     AMOUNT   PERCENT   AMOUNT   PERCENT
                                                     ------   -------   ------   -------
                                                            (DOLLARS IN MILLIONS)
Office............................................. $2,733       58%   $3,637       63%
Retail.............................................    699       15       780       14
Apartments.........................................    835       18       740       13
Land...............................................     87        2       184        3
Agriculture........................................      7       --        14       --
Other..............................................    364        7       375        7
                                                    ------      ---    ------      ---
     Total......................................... $4,725      100%   $5,730      100%
                                                    ======      ===    ======      ===

     The Company's real estate holdings are primarily located throughout the United States. At December 31, 2002, approximately 37%, 21% and 13% of the Company's real estate holdings were located in New York, California and Texas, respectively.

                                 METLIFE, INC.

     Changes in real estate and real estate joint ventures held-for-sale valuation allowance were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance at January 1........................................   $ 35      $ 39      $ 34
Additions charged to operations.............................     21        16        17
Deductions for writedowns and dispositions..................    (40)      (20)      (12)
                                                               ----      ----      ----
Balance at December 31......................................   $ 16      $ 35      $ 39
                                                               ====      ====      ====

     Investment income related to impaired real estate and real estate joint ventures held-for-investment was $40 million, $22 million and $11 million for the years ended December 31, 2002, 2001 and 2000, respectively. Investment income related to impaired real estate and real estate joint ventures held-for-sale was $11 million, $31 million and $52 million for the years ended December 31, 2002, 2001 and 2000, respectively. The carrying value of non-income producing real estate and real estate joint ventures was $63 million and $14 million at December 31, 2002 and 2001, respectively.

     The Company owned real estate acquired in satisfaction of debt of $10 million and $49 million at December 31, 2002 and 2001, respectively.

    LEVERAGED LEASES

     Leveraged leases, included in other invested assets, consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Investment..................................................   $  985      $1,070
Estimated residual values...................................      428         505
                                                               ------      ------
     Total..................................................    1,413       1,575
Unearned income.............................................     (368)       (404)
                                                               ------      ------
     Leveraged leases.......................................   $1,045      $1,171
                                                               ======      ======

     The investment amounts set forth above are generally due in monthly installments. The payment periods generally range from two to 15 years, but in certain circumstances are as long as 30 years. These receivables are generally collateralized by the related property. The Company's deferred tax provision related to leveraged leases was $981 million and $1,077 million at December 31, 2002 and 2001, respectively.

                                 METLIFE, INC.

 NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Fixed maturities........................................  $ 8,384   $ 8,574   $ 8,538
Equity securities.......................................       26        49        41
Mortgage loans on real estate...........................    1,883     1,848     1,693
Real estate and real estate joint ventures(1)...........    1,053       932       989
Policy loans............................................      543       536       515
Other limited partnership interests.....................       57        48       142
Cash, cash equivalents and short-term investments.......      248       279       288
Other...................................................      218       249       162
                                                          -------   -------   -------
     Total..............................................   12,412    12,515    12,368
Less: Investment expenses(1)............................    1,083     1,260     1,344
                                                          -------   -------   -------
     Net investment income..............................  $11,329   $11,255   $11,024
                                                          =======   =======   =======

---------------

(1) Excludes amounts related to real estate held-for-sale presented as discontinued operations in accordance with SFAS 144.

 NET INVESTMENT LOSSES

     Net investment losses, including changes in valuation allowances, were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   ------   --------
                                                                (DOLLARS IN MILLIONS)
Fixed maturities............................................  $(917)   $(645)   $(1,437)
Equity securities...........................................    224       65        192
Mortgage loans on real estate...............................    (22)     (91)       (18)
Real estate and real estate joint ventures(1)...............     (6)      (4)       101
Other limited partnership interests.........................     (2)    (161)        (7)
Sales of businesses.........................................     --       25        660
Other.......................................................   (206)      74         65
                                                              -----    -----    -------
     Total..................................................   (929)    (737)      (444)
Amounts allocable to:
  Deferred policy acquisition costs.........................     (5)     (25)        95
  Participating contracts...................................     (7)      --       (126)
  Policyholder dividend obligation..........................    157      159         85
                                                              -----    -----    -------
          Total net investment losses.......................  $(784)   $(603)   $  (390)
                                                              =====    =====    =======

---------------

(1) The amount presented for the year ended December 31, 2002 excludes amounts related to sales of real estate held-for-sale presented as discontinued operations in accordance with SFAS 144.

                                 METLIFE, INC.

     Investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

 NET UNREALIZED INVESTMENT GAINS

     The components of net unrealized investment gains, included in accumulated other comprehensive income, were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2002      2001      2000
                                                           -------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Fixed maturities.........................................  $ 7,371   $ 3,110   $ 1,677
Equity securities........................................       45       604       744
Derivatives..............................................      (24)       71        --
Other invested assets....................................       17        59        58
                                                           -------   -------   -------
     Total...............................................    7,409     3,844     2,479
                                                           -------   -------   -------
Amounts allocable to:
  Future policy benefit loss recognition.................   (1,269)      (30)     (284)
  Deferred policy acquisition costs......................     (559)      (21)      119
  Participating contracts................................     (153)     (127)     (133)
  Policyholder dividend obligation.......................   (1,882)     (708)     (385)
Deferred income taxes....................................   (1,264)   (1,079)     (621)
                                                           -------   -------   -------
     Total...............................................   (5,127)   (1,965)   (1,304)
                                                           -------   -------   -------
          Net unrealized investment gains................  $ 2,282   $ 1,879   $ 1,175
                                                           =======   =======   =======

     The changes in net unrealized investment gains were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                              2002      2001     2000
                                                             -------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Balance at January 1.......................................  $ 1,879   $1,175   $ (297)
Unrealized investment gains during the year................    3,565    1,365    3,279
Unrealized investment gains (losses) relating to:
  Future policy benefit (loss) gain recognition............   (1,239)     254      (35)
  Deferred policy acquisition costs........................     (538)    (140)    (590)
  Participating contracts..................................      (26)       6      (15)
  Policyholder dividend obligation.........................   (1,174)    (323)    (385)
Deferred income taxes......................................     (185)    (458)    (782)
                                                             -------   ------   ------
Balance at December 31.....................................  $ 2,282   $1,879   $1,175
                                                             =======   ======   ======
Net change in unrealized investment gains..................  $   403   $  704   $1,472
                                                             =======   ======   ======

                                 METLIFE, INC.

4.  DERIVATIVE INSTRUMENTS

     The table below provides a summary of notional amount and fair value of derivative financial instruments held at December 31, 2002 and 2001:

                                                           2002                              2001
                                              -------------------------------   -------------------------------
                                                              FAIR VALUE                        FAIR VALUE
                                              NOTIONAL   --------------------   NOTIONAL   --------------------
                                               AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                              --------   ------   -----------   --------   ------   -----------
                                                                    (DOLLARS IN MILLIONS)
Financial futures...........................  $     4     $ --       $ --       $    --     $ --        $--
Interest rate swaps.........................    3,866      196        126         1,823       73          9
Floors......................................      325        9         --           325       11         --
Caps........................................    8,040       --         --         7,890        5         --
Financial forwards..........................    1,945       --         12            --       --         --
Foreign currency swaps......................    2,371       92        181         1,925      188         26
Options.....................................       78        9         --         1,880        8         12
Foreign currency forwards...................       54       --          1            67        4         --
Written covered calls.......................       --       --         --            40       --         --
Credit default swaps........................      376        2         --           270       --         --
                                              -------     ----       ----       -------     ----        ---
     Total contractual commitments..........  $17,059     $308       $320       $14,220     $289        $47
                                              =======     ====       ====       =======     ====        ===

     The following is a reconciliation of the notional amounts by derivative type and strategy at December 31, 2002 and 2001:

                                DECEMBER 31, 2001               TERMINATIONS/   DECEMBER 31, 2002
                                 NOTIONAL AMOUNT    ADDITIONS    MATURITIES      NOTIONAL AMOUNT
                                -----------------   ---------   -------------   -----------------
                                                      (DOLLARS IN MILLIONS)
BY DERIVATIVE TYPE
Financial futures.............       $    --         $   760       $  756            $     4
Interest rate swaps...........         1,823           3,005          962              3,866
Floors........................           325              --           --                325
Caps..........................         7,890           3,870        3,720              8,040
Financial forwards............            --           2,945        1,000              1,945
Foreign currency swaps........         1,925             760          314              2,371
Options.......................         1,880              55        1,857                 78
Foreign currency forwards.....            67              19           32                 54
Written covered calls.........            40              --           40                 --
Credit default swaps..........           270             121           15                376
                                     -------         -------       ------            -------
     Total contractual
       commitments............       $14,220         $11,535       $8,696            $17,059
                                     =======         =======       ======            =======
BY DERIVATIVE STRATEGY
Liability hedging.............         8,888           3,937        3,871              8,954
Invested asset hedging........         4,802           4,581        3,972              5,411
Portfolio hedging.............           530           2,104           --              2,634
Firm commitments and
  forecasted transactions.....            --             913          853                 60
                                     -------         -------       ------            -------
     Total contractual
       commitments............       $14,220         $11,535       $8,696            $17,059
                                     =======         =======       ======            =======

                                 METLIFE, INC.

     The following table presents the notional amounts of derivative financial instruments by maturity at December 31, 2002:

                                                       REMAINING LIFE
                        -----------------------------------------------------------------------------
                        ONE YEAR     AFTER ONE YEAR     AFTER FIVE YEARS
                        OR LESS    THROUGH FIVE YEARS   THROUGH TEN YEARS   AFTER TEN YEARS    TOTAL
                        --------   ------------------   -----------------   ---------------   -------
                                                    (DOLLARS IN MILLIONS)
Financial futures.....   $    4         $    --              $   --              $ --         $     4
Interest rate swaps...       64           1,887               1,630               285           3,866
Floors................       --              --                 325                --             325
Caps..................    1,120           6,920                  --                --           8,040
Financial forwards....    1,945              --                  --                --           1,945
Foreign currency
  swaps...............       88             962                 851               470           2,371
Options...............        3              20                  --                55              78
Foreign currency
  forwards............       53               1                  --                --              54
Written covered
  calls...............       --              --                  --                --              --
Credit default
  swaps...............       45             331                  --                --             376
                         ------         -------              ------              ----         -------
     Total contractual
       commitments....   $3,322         $10,121              $2,806              $810         $17,059
                         ======         =======              ======              ====         =======

     The following table presents the notional amounts and fair values of derivatives by type of hedge designation at December 31, 2002 and 2001:

                                                           2002                              2001
                                              -------------------------------   -------------------------------
                                                              FAIR VALUE                        FAIR VALUE
                                              NOTIONAL   --------------------   NOTIONAL   --------------------
                                               AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                              --------   ------   -----------   --------   ------   -----------
                                                                    (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value..................................  $   420     $ --       $ 64       $    --     $ --        $--
Cash flow...................................    3,520       69         73           607       61          1
Non qualifying..............................   13,119      239        183        13,613      228         46
                                              -------     ----       ----       -------     ----        ---
     Total..................................  $17,059     $308       $320       $14,220     $289        $47
                                              =======     ====       ====       =======     ====        ===

     For the years ended December 31, 2002, 2001 and 2000, the Company recognized net investment income of $23 million, $32 million and $13 million, respectively, from the periodic settlement of interest rate and foreign currency swaps.

     During the year ended December 31, 2002, the Company recognized $30 million in net investment losses related to qualifying fair value hedges. Accordingly, $34 million of unrealized gains on fair value hedged investments were recognized in net investment gains and losses. There were no derivatives designated as fair value hedges during the year ended December 31, 2001. There were no discontinued hedges during the year ended December 31, 2002.

     For the years ended December 31, 2002 and 2001, the amounts accumulated in other comprehensive income relating to cash flow hedges were losses of $24 million and gains of $71 million, respectively. During the year ended December 31, 2002, the Company recognized other comprehensive losses of $142 million relating to the effective portion of cash flow hedges. During the year ended December 31, 2002, $10 million of other comprehensive income and $57 million of other comprehensive losses were reclassified into net investment income and net investment losses, respectively. During the year ended December 31, 2001, $19 million of other comprehensive income was reclassified into net investment income due to the SFAS 133 transition adjustment.

                                 METLIFE, INC.

Approximately $6 million and $12 million of the losses reported in accumulated other comprehensive income at December 31, 2002 are expected to be reclassified during the year ending December 31, 2003 into net investment income and net investment gains and losses, respectively, as the underlying investments mature or expire according to their original terms.

     For the years ended December 31, 2002 and 2001, the Company recognized net investment income of $32 million and $24 million, respectively, and net investment losses of $172 million and net investment gains of $100 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

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

     Amounts related to the Company's financial instruments were as follows:

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2002                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $140,553    $140,553
  Equity securities....................................             $  1,348    $  1,348
  Mortgage loans on real estate........................             $ 25,086    $ 27,778
  Policy loans.........................................             $  8,580    $  8,580
  Short-term investments...............................             $  1,921    $  1,921
  Cash and cash equivalents............................             $  2,323    $  2,323
  Mortgage loan commitments............................   $  859    $     --    $     12
  Commitments to fund partnership investments..........   $1,667    $     --    $     --
Liabilities:
  Policyholder account balances........................             $ 55,285    $ 55,909
  Short-term debt......................................             $  1,161    $  1,161
  Long-term debt.......................................             $  4,425    $  4,731
  Payable under securities loaned transactions.........             $ 17,862    $ 17,862
Other:
  Company-obligated mandatorily redeemable securities
     of subsidiary trusts..............................             $  1,265    $  1,337

                                 METLIFE, INC.

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2001                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $115,398    $115,398
  Equity securities....................................             $  3,063    $  3,063
  Mortgage loans on real estate........................             $ 23,621    $ 24,844
  Policy loans.........................................             $  8,272    $  8,272
  Short-term investments...............................             $  1,203    $  1,203
  Cash and cash equivalents............................             $  7,473    $  7,473
  Mortgage loan commitments............................   $  532    $     --    $     (4)
  Commitments to fund partnership investments..........   $1,898    $     --    $     --
Liabilities:
  Policyholder account balances........................             $ 47,977    $ 48,318
  Short-term debt......................................             $    355    $    355
  Long-term debt.......................................             $  3,628    $  3,685
  Payable under securities loaned transactions.........             $ 12,661    $ 12,661
Other:
  Company-obligated mandatorily redeemable securities
     of subsidiary trusts..............................             $  1,256    $  1,311

     The methods and assumptions used to estimate the fair values of financial instruments are summarized as follows:

  FIXED MATURITIES AND EQUITY SECURITIES

     The fair value of fixed maturities and equity securities are based upon quotations published by applicable stock exchanges or received from other reliable sources. For securities for which the market values were not readily available, fair values were estimated using quoted market prices of comparable investments.

  MORTGAGE LOANS ON REAL ESTATE, MORTGAGE LOAN COMMITMENTS AND COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     Fair values for mortgage loans on real estate are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments, the estimated fair value is the net premium or discount of the commitments. Commitments to fund partnership investments have no stated interest rate and are assumed to have a fair value of zero.

  POLICY LOANS

     The carrying values for policy loans approximate fair value.

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The carrying values for cash and cash equivalents and short-term investments approximated fair values due to the short-term maturities of these instruments.

                                 METLIFE, INC.

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

  DERIVATIVE INSTRUMENTS

     The fair value of derivative instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, caps, floors, options and written covered calls are based upon quotations obtained from dealers or other reliable sources. See Note 4 for derivative fair value disclosures.

6.  EMPLOYEE BENEFIT PLANS

  PENSION BENEFIT AND OTHER BENEFIT PLANS

     The Company is both the sponsor and administrator of defined benefit pension plans covering eligible employees and sales representatives of the Company. Retirement benefits are based upon years of credited service and final average earnings history.

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

                                 METLIFE, INC.

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                     PENSION BENEFITS    OTHER BENEFITS
                                                     -----------------   ---------------
                                                      2002      2001      2002     2001
                                                     -------   -------   ------   ------
                                                            (DOLLARS IN MILLIONS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of
  year.............................................  $4,426    $4,145    $1,669   $1,542
  Service cost.....................................     105       104        36       34
  Interest cost....................................     308       308       123      115
  Acquisitions and divestitures....................     (73)      (12)       --       --
  Actuarial losses.................................     312       169       342       66
  Curtailments and terminations....................      (3)      (49)       (2)       9
  Change in benefits...............................      --        29      (168)      --
  Benefits paid....................................    (290)     (268)     (122)     (97)
                                                     ------    ------    ------   ------
Projected benefit obligation at end of year........   4,785     4,426     1,878    1,669
                                                     ------    ------    ------   ------
Change in plan assets:
Contract value of plan assets at beginning of
  year.............................................   4,161     4,619     1,169    1,318
  Actual return on plan assets.....................    (179)     (201)      (92)     (49)
  Acquisitions and divestitures....................     (67)      (12)       --       --
  Employer and participant contributions...........     428        23         1        1
  Benefits paid....................................    (290)     (268)     (113)    (101)
                                                     ------    ------    ------   ------
Contract value of plan assets at end of year.......   4,053     4,161       965    1,169
                                                     ------    ------    ------   ------
Under funded.......................................    (732)     (265)     (913)    (500)
Unrecognized net actuarial losses (gains)..........   1,507       693       262     (258)
Unrecognized prior service cost....................     101       116      (208)     (49)
                                                     ------    ------    ------   ------
Prepaid (accrued) benefit cost.....................  $  876    $  544    $ (859)  $ (807)
                                                     ======    ======    ======   ======
Qualified plan prepaid pension cost................  $1,171    $  805
Non-qualified plan accrued pension cost............    (341)     (323)
Unamortized prior service cost.....................      --        16
Accumulated other comprehensive loss...............      46        46
                                                     ------    ------
Prepaid benefit cost...............................  $  876    $  544
                                                     ======    ======

     The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows:

                                                       NON-QUALIFIED
                                    QUALIFIED PLAN         PLAN              TOTAL
                                   -----------------   -------------   -----------------
                                    2002      2001     2002    2001     2002      2001
                                   -------   -------   -----   -----   -------   -------
                                                   (DOLLARS IN MILLIONS)
Aggregate projected benefit
  obligation.....................  $(4,311)  $(4,006)  $(474)  $(420)  $(4,785)  $(4,426)
Aggregate contract value of plan
  assets (principally Company
  contracts).....................    4,053     4,161      --      --     4,053     4,161
                                   -------   -------   -----   -----   -------   -------
(Under) over funded..............  $  (258)  $   155   $(474)  $(420)  $  (732)  $  (265)
                                   =======   =======   =====   =====   =======   =======

                                 METLIFE, INC.

     The assumptions used in determining the aggregate projected benefit obligation and aggregate contract value for the pension and other benefits were as follows:

                                           PENSION BENEFITS           OTHER BENEFITS
                                         ---------------------   ------------------------
                                           2002        2001          2002         2001
                                         ---------   ---------   ------------   ---------
                                                      (DOLLARS IN MILLIONS)
Weighted average assumptions at
  December 31:
Discount rate..........................  4% - 9.5%   4% - 7.4%   6.5% - 7.25%   6% - 7.4%
Expected rate of return on plan
  assets...............................  4% - 10%     4% - 9%     5.2% - 9%      6% - 9%
Rate of compensation increase..........   2% - 8%    2% - 8.5%       N/A           N/A

     For the largest of the plans sponsored by the Company (the Metropolitan Life Retirement Plan for United States Employees, with a projected benefit obligation of $4.3 billion or 98.6% of all qualified plans at December 31,
2002), the discount rate, expected rate of return on plan assets, and the range of rates of future compensation increases used in that plan's valuation at December 31, 2002 were 6.75%, 9% and 4% to 8%, respectively. The discount rate is based on the yield of a hypothetical portfolio of high-quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors, which the plan invests in, inflation expectations and long-term historical returns of the plan assets as well as other factors. The expected rate of return on plan assets for use in that plan's valuation in 2003 is currently anticipated to be 8.5%. The discount rate of 4% and 9.5% and the expected rate of return on plan assets of 4% and 10% are attributable to the Company's international subsidiaries in Taiwan and Mexico, respectively. The rate of compensation increase of 2% in 2002 and 2001 is attributable to the Company's subsidiary in Taiwan. These rates are indicative of the economic environments in those countries.

     The assumed health care cost trend rates used in measuring the accumulated nonpension postretirement benefit obligation were as follows:

                                                   DECEMBER 31,
                            -----------------------------------------------------------
                                       2002                           2001
                            ---------------------------   -----------------------------
Pre-Medicare eligible       9% down to 5% in 2010         9.5% down to 5% in 2010
  claims..................
Medicare eligible           11% down to 5% in 2014        11.5% down to 5% in 2014
  claims..................

     Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               INCREASE      DECREASE
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Effect on total of service and interest cost components.....      $10           $10
Effect on accumulated postretirement benefit obligation.....      $90           $88

     The components of net periodic benefit cost were as follows:

                                            PENSION BENEFITS        OTHER BENEFITS
                                          ---------------------   -------------------
                                          2002    2001    2000    2002   2001    2000
                                          -----   -----   -----   ----   -----   ----
                                                     (DOLLARS IN MILLIONS)
Service cost............................  $ 105   $ 104   $  98   $ 36   $  34   $ 29
Interest cost...........................    308     308     291    123     115    113
Expected return on plan assets..........   (356)   (402)   (420)   (93)   (108)   (97)
Amortization of prior actuarial losses
  (gains)...............................     33      (2)    (19)    (9)    (27)   (22)
Curtailment cost (credit)...............     11      21      (3)     4       6      2
                                          -----   -----   -----   ----   -----   ----
Net periodic benefit cost (credit)......  $ 101   $  29   $ (53)  $ 61   $  20   $ 25
                                          =====   =====   =====   ====   =====   ====

                                 METLIFE, INC.

 SAVINGS AND INVESTMENT PLANS

     The Company sponsors savings and investment plans for substantially all employees under which the Company matches a portion of employee contributions. The Company contributed $49 million, $55 million and $65 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.  CLOSED BLOCK

     On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. At least annually, the Company compares actual and projected experience against the experience assumed in the then-current dividend scales. Dividend scales are adjusted periodically to give effect to changes in experience.

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

     The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the date of demutualization. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block is greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block is less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings. Amounts reported for the period after demutualization are as of April 1, 2000 and for the period beginning on April 1, 2000 (the effect of transaction from April 1, 2000 through April 6, 2000 is not considered material).

                                 METLIFE, INC.

     Closed block liabilities and assets designated to the closed block are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................   $41,207     $40,325
Other policyholder funds....................................       279         321
Policyholder dividends payable..............................       719         757
Policyholder dividend obligation............................     1,882         708
Payables under securities loaned transactions...............     4,851       3,350
Other liabilities...........................................       433          90
                                                               -------     -------
          Total closed block liabilities....................    49,371      45,551
                                                               -------     -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $28,334 and $25,761, respectively)....    29,981      26,331
  Equity securities, at fair value (amortized cost: $236 and
     $240, respectively)....................................       218         282
  Mortgage loans on real estate.............................     7,032       6,358
  Policy loans..............................................     3,988       3,898
  Short-term investments....................................        24         170
  Other invested assets.....................................       604         159
                                                               -------     -------
          Total investments.................................    41,847      37,198
Cash and cash equivalents...................................       435       1,119
Accrued investment income...................................       540         550
Deferred income taxes.......................................     1,151       1,060
Premiums and other receivables..............................       130         244
                                                               -------     -------
          Total assets designated to the closed block.......    44,103      40,171
                                                               -------     -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................     5,268       5,380
                                                               -------     -------
Amounts included in accumulated other comprehensive loss:
  Net unrealized investment gains, net of deferred income
     tax of $577 and $219, respectively.....................     1,047         389
  Unrealized derivative gains, net of deferred income tax of
     $7 and $9, respectively................................        13          17
  Allocated to policyholder dividend obligation, net of
     deferred income tax of $668 and $255, respectively.....    (1,214)       (453)
                                                               -------     -------
                                                                  (154)        (47)
                                                               -------     -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................   $ 5,114     $ 5,333
                                                               =======     =======

                                 METLIFE, INC.

     Information regarding the policyholder dividend obligation is as follows:

                                                                          FOR THE PERIOD
                                                          YEARS ENDED     APRIL 7, 2000
                                                          DECEMBER 31,       THROUGH
                                                         --------------    DECEMBER 31,
                                                          2002    2001         2000
                                                         ------   -----   --------------
                                                              (DOLLARS IN MILLIONS)
Balance at beginning of period.........................  $  708   $ 385        $ --
Impact on net income before amounts allocable to
  policyholder dividend obligation.....................     157     159          85
Net investment losses..................................    (157)   (159)        (85)
Change in unrealized investment and derivative gains...   1,174     323         385
                                                         ------   -----        ----
Balance at end of period...............................  $1,882   $ 708        $385
                                                         ======   =====        ====

     Closed block revenues and expenses were as follows:

                                                                           FOR THE PERIOD
                                                           YEARS ENDED     APRIL 7, 2000
                                                          DECEMBER 31,        THROUGH
                                                         ---------------    DECEMBER 31,
                                                          2002     2001         2000
                                                         ------   ------   --------------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...............................................  $3,551   $3,658       $2,900
Net investment income and other revenues...............   2,568    2,555        1,789
Net investment gains (losses) (net of amounts allocable
  to the policyholder dividend obligation of ($157),
  ($159) and ($85), respectively)......................     168      (20)        (150)
                                                         ------   ------       ------
     Total revenues....................................   6,287    6,193        4,539
                                                         ------   ------       ------
EXPENSES
Policyholder benefits and claims.......................   3,770    3,862        2,874
Policyholder dividends.................................   1,573    1,544        1,132
Change in policyholder dividend obligation (excludes
  amounts directly related to net investment losses of
  ($157), ($159) and ($85), respectively)..............     157      159           85
Other expenses.........................................     310      352          265
                                                         ------   ------       ------
     Total expenses....................................   5,810    5,917        4,356
                                                         ------   ------       ------
Revenues net of expenses before income taxes...........     477      276          183
Income taxes...........................................     173       97           67
                                                         ------   ------       ------
Revenues net of expenses and income taxes..............  $  304   $  179       $  116
                                                         ======   ======       ======

                                 METLIFE, INC.

     The change in maximum future earnings of the closed block was as follows:

                                                                           FOR THE PERIOD
                                                           YEARS ENDED     APRIL 7, 2000
                                                          DECEMBER 31,        THROUGH
                                                         ---------------    DECEMBER 31,
                                                          2002     2001         2000
                                                         ------   ------   --------------
                                                              (DOLLARS IN MILLIONS)
Balance at the end of period...........................  $5,114   $5,333       $5,512
Less:
  Reallocation of assets...............................      85       --           --
  Balance at beginning of period.......................   5,333    5,512        5,628
                                                         ------   ------       ------
Change during period...................................  $ (304)  $ (179)      $ (116)
                                                         ======   ======       ======

     During the year ended December 31, 2002, the allocation of assets to the closed block was revised to appropriately classify assets in accordance with the plan of demutualization. The reallocation of assets had no impact on consolidated assets or liabilities.

     Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the plan of demutualization. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

     Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by hedge accounting classification at:

                                              DECEMBER 31, 2002                 DECEMBER 31, 2001
                                       -------------------------------   -------------------------------
                                                       FAIR VALUE                        FAIR VALUE
                                       NOTIONAL   --------------------   NOTIONAL   --------------------
                                        AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                       --------   ------   -----------   --------   ------   -----------
                                                             (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value...........................    $ --      $--         $--         $ --      $--         $--
Cash flow............................     128        2          11          171       22          --
Non-qualifying.......................     258       32           2          112       13           5
                                         ----      ---         ---         ----      ---         ---
     Total...........................    $386      $34         $13         $283      $35         $ 5
                                         ====      ===         ===         ====      ===         ===

     The amounts accumulated in other comprehensive loss relating to cash flow hedges were gains of $21 million for both the years ended December 31, 2002 and 2001. During the year ended December 31, 2002, the Company recognized other comprehensive gains of $4 million relating to the effective portion of cash flow hedges. Reclassifications are recognized over the life of the hedged item. During the year ended December 31, 2002, $4 million of other comprehensive loss was reclassified into net investment income. Approximately $3 million of the gains reported in accumulated other comprehensive loss is expected to be reclassified into net investment income during the year ending December 31, 2003, as the underlying investments mature or expire according to their original terms.

     For the years ended December 31, 2002 and 2001, the Company recognized net investment losses of $11 million and net investment gains of $5 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the Department.

     The cumulative effect of the adoption of SFAS 133, as of January 1, 2001, resulted in $11 million of other comprehensive income, net of income taxes of $6 million.

                                 METLIFE, INC.

8.  SEPARATE ACCOUNTS

     Separate accounts include two categories of account types: non-guaranteed separate accounts totaling $44,925 million and $48,912 million at December 31, 2002 and 2001, respectively, for which the policyholder assumes the investment risk, and guaranteed separate accounts totaling $14,768 million and $13,802 million at December 31, 2002 and 2001, respectively, for which the Company contractually guarantees either a minimum return or account value to the policyholder.

     Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues as universal life and investment-type product policy fees and totaled $544 million, $564 million and $667 million for the years ended December 31, 2002, 2001 and 2000, respectively. Guaranteed separate accounts consisted primarily of Met Managed Guaranteed Interest Contracts and participating close out contracts. The average interest rates credited on these contracts were 4.8% and 7.0% at December 31, 2002 and 2001, respectively. The assets that support these liabilities were comprised of $12,536 million and $11,888 million in fixed maturities at December 31, 2002 and 2001, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of early withdrawals to invest in instruments yielding a higher return, these investment products carry a graded surrender charge as well as a market value adjustment.

9.  DEBT

     Debt consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Senior notes, interest rates ranging from 5.25% to 7.25%,
  maturity dates ranging from 2006 to 2032..................   $2,539      $1,546
Surplus notes, interest rates ranging from 6.30% to 7.88%,
  maturity dates ranging from 2003 to 2025..................    1,632       1,630
Investment related exchangeable debt, interest rate of
  4.90%.....................................................       --         195
Fixed rate notes, interest rates ranging from 2.97% to
  12.00%, maturity dates ranging from 2003 to 2019..........       83          87
Capital lease obligations...................................       21          23
Other notes with varying interest rates.....................      150         147
                                                               ------      ------
Total long-term debt........................................    4,425       3,628
Total short-term debt.......................................    1,161         355
                                                               ------      ------
  Total.....................................................   $5,586      $3,983
                                                               ======      ======

     The Company maintains committed and unsecured credit facilities aggregating $2,434 million ($1,140 million expiring in 2003 and $1,294 million expiring in 2005). If these facilities were drawn upon, they would bear interest at rates stated in the agreements. The facilities can be used for general corporate purposes and also provide support for the Company's commercial paper program. At December 31, 2002, the Company had drawn approximately $28 million under the facilities expiring in 2005 at interest rates ranging from 4.39% to 5.57%. At December 31, 2002, the Company had approximately $625 million in letters of credit from various banks.

     Payments of interest and principal on the surplus notes, subordinated to all other indebtedness, may be made only with the prior approval of the insurance department of the state of domicile. Subject to the prior approval of the Superintendent, the $300 million 7.45% surplus notes due 2023 may be redeemed, in whole or in part, at the

                                 METLIFE, INC.

election of Metropolitan Life at any time on or after November 1, 2003 and, if redeemed prior to November 2013, would include a premium.

     The investment-related exchangeable debt instrument is payable in cash or by delivery of an underlying security owned by the Company. The amount of the debt payable at maturity is greater than the principal of the debt if the market value of the underlying security appreciates above certain levels at the date of debt repayment as compared to the market value of the underlying security at the date of debt issuance. At December 31, 2001, the underlying security pledged as collateral had a market value of $240 million.

     The aggregate maturities of long-term debt for the Company are $448 million in 2003, $12 million in 2004, $395 million in 2005, $601 million in 2006, $4 million in 2007 and $2,965 million thereafter.

     Short-term debt of the Company consisted of commercial paper with a weighted average interest rate of 1.5% and a weighted average maturity of 74 days at December 31, 2002. Short-term debt of the Company consisted of commercial paper with a weighted average interest rate of 2.1% and a weighted average maturity of 87 days at December 31, 2001. The Company also has other collateralized borrowings with a weighted average coupon rate of 5.83% and a weighted average maturity of 34 days at December 31, 2002. Such securities had a weighted average coupon rate of 7.25% and a weighted average maturity of 30 days at December 31, 2001.

     Interest expense related to the Company's indebtedness included in other expenses was $288 million, $252 million and $377 million for the years ended December 31, 2002, 2001 and 2000, respectively.

10.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     METLIFE CAPITAL TRUST I. In April 2000, MetLife Capital Trust I, a Delaware statutory business trust wholly-owned by the Holding Company, issued 20,125,000 8.00% equity security units ("units"). Each unit consists of (i) a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of the Holding Company on May 15, 2003 (59,771,250 shares at December 31, 2002 and 2001 based on the average market price at December 31, 2002 and 2001) and (ii) a capital security, with a stated liquidation amount of $50.00 and mandatorily redeemable on May 15, 2005. The number of shares to be purchased at such date will be determined based on the average trading price of the Holding Company's common stock. The proceeds from the sale of the units were used to acquire $1,006 million 8.00% debentures of the Holding Company ("MetLife debentures"). The capital securities represent undivided beneficial ownership interests in MetLife Capital Trust I's assets, which consist solely of the MetLife debentures. These securities are pledged to collateralize the obligations of the unit holder under the related purchase contracts. Holders of the capital securities are entitled to receive cumulative cash distributions accruing from April 2000 and payable quarterly in arrears commencing August 15, 2000 at an annual rate of 8.00%. The Holding Company irrevocably guarantee, on a senior and unsecured basis, the payment in full of distributions on the capital securities and the stated liquidation amount of the capital securities, in each case to the extent of available trust funds. Holders of the capital securities generally have no voting rights. Capital securities outstanding were $988 million and $980 million, net of unamortized discounts of $18 million and $26 million, at December 31, 2002 and 2001, respectively.

     The MetLife debentures bear interest at an annual rate of 8.00% of the principal amount, payable quarterly in arrears commencing August 15, 2000 and mature on May 15, 2005. These debentures are unsecured. The Holding Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation, reorganization or otherwise, is subject to the prior claims of creditors of the subsidiary, except to the extent the Holding Company may be recognized as a creditor of that subsidiary. Accordingly, the Holding Company's obligations under the debentures are effectively subordinated to all existing and future liabilities of its subsidiaries. Interest expense on the capital securities is included in other expenses and was $81 million, $81 million and $59 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     In February 2003, the Company dissolved MetLife Capital Trust I, distributed the MetLife debentures to the holders of the capital securities in exchange for the capital securities and the interest rate on the MetLife debentures was reset in connection with the remarketing of the debentures. See
Note 23.

                                 METLIFE, INC.

     GENAMERICA CAPITAL I. In June 1997, GenAmerica Corporation ("GenAmerica") issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. GenAmerica has fully and unconditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities any time after June 30, 2007. Capital securities outstanding were $119 million and $118 million, net of unamortized discounts of $6 million and $7 million, at December 31, 2002 and 2001, respectively. Interest expense on these instruments is included in other expenses and was $11 million for each of the years ended December 31, 2002, 2001 and 2000.

     RGA CAPITAL TRUST I. In December 2001, a subsidiary of the Company, RGA, through its wholly-owned trust RGA Capital Trust I (the "Trust") issued 4,500,000 Preferred Income Equity Redeemable Securities ("PIERS") Units. Each PIERS unit consists of (i) a preferred security issued by the Trust, having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051, and (ii) a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50. The fair market value of the warrant on the issuance date was $14.87 and is detachable from the preferred security. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The preferred securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of $14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The weighted average effective interest rate on the preferred securities and the subordinated debentures is 8.25% per annum. Capital securities outstanding were $158 million, net of unamortized discount of $67 million, at both December 31, 2002 and 2001.

11.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     Similar sales practices class actions against New England Mutual, with which Metropolitan Life merged in 1996, and General American, which was acquired in 2000, have been settled. In October 2000, a federal court approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by New England Mutual between January 1, 1983 through August 31, 1996. The class includes owners of approximately 600,000 in-force or terminated policies. A federal court has approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by General American between January 1, 1982 through December 31, 1996. An appellate court has affirmed the order approving the settlement. The class includes owners of approximately 250,000 in-force or terminated policies. Implementation of the General American class action settlement is proceeding.

                                 METLIFE, INC.

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of December 31, 2002, there are approximately 420 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 35 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In March 2002, a purported class action complaint was filed in a federal court in Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of corporations and banks that purchased participating life insurance policies, as well as persons who purchased participating policies for use in pension plans or through work site marketing. These policyholders were not part of the New England Mutual class action settlement noted above. The action was transferred to a federal court in Massachusetts. New England Mutual moved to dismiss the case and in November 2002, the federal district court dismissed the case. S-G Metals has filed a notice of appeal. New England Mutual intends to continue to defend itself vigorously against the case.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

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

     Asbestos-Related Claims

     Metropolitan Life is a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers' compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and alleging that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in such cases.

     Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life's defenses (beyond denial of certain factual allegations) to plaintiffs' claims include that: (i) Metropolitan Life owed no duty to the plaintiffs -- it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In

                                 METLIFE, INC.

defending asbestos cases, Metropolitan Life selects various strategies depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life's judgment, best protect Metropolitan Life's interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. In early 2002 and in early 2003, two trial courts granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

     The following table sets forth the total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years:

                                                             AT OR FOR THE YEARS
                                                              ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                            (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year end
  (approximate)........................................   106,500    89,000    73,000
Number of new claims during the year (approximate).....    66,000    59,500    54,500
Settlement payments during the year(1).................  $   95.1   $  90.7   $  71.1

---------------

(1) Settlement payments represent payments made by Metropolitan Life during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life's attorneys' fees and expenses and do not reflect amounts received from insurance carriers.

     During the fourth quarter of 2002, Metropolitan Life analyzed its claims experience and reviewed external publications and numerous variables to identify trends and assessed their impact on its recorded asbestos liability. Certain publications suggest a trend towards more asbestos-related claims and a greater awareness of asbestos litigation generally by potential plaintiffs and plaintiffs' lawyers. Plaintiffs' lawyers continue to advertise heavily with respect to asbestos litigation. Bankruptcies and reorganizations of other defendants in asbestos litigation may increase the pressures on remaining defendants, including Metropolitan Life. Through the first nine months of 2002, the number of new claims received by Metropolitan Life was lower than those received during the comparable 2001 period. However, the number of new claims received by Metropolitan Life during the fourth quarter of 2002 was significantly higher than those received in the prior year quarter, resulting in more new claims being received by Metropolitan Life in 2002 than in 2001. Factors considered also included expected trends in filing cases, the dates of initial exposure of plaintiffs to asbestos, the likely percentage of total asbestos claims which included Metropolitan Life as a defendant and experience in claims settlement negotiations.

     Metropolitan Life also considered views derived from actuarial calculations it made in the fourth quarter of 2002. These calculations were made using, among other things, current information regarding Metropolitan Life's claims and settlement experience, information available in public reports, as well as a study regarding the possible future incidence of mesothelioma. Based on all of the above information, including greater than expected claims experience over the last three years, Metropolitan Life expects to receive more claims in the future than it had previously expected. Previously, Metropolitan Life's liability reflected that the increase in asbestos-related claims was a result of an acceleration in the reporting of such claims; the liability now reflects that such an increase is also the result of an increase in the total number of asbestos-related claims expected to be received by Metropolitan Life. Accordingly, Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related liability (after the self-insured retention) is within the coverage of the excess insurance policies discussed below.

                                 METLIFE, INC.

     During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company's operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company's liquidity.

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim will be made under the excess insurance policies in 2003 for the amounts paid with respect to asbestos litigation in excess of the retention. Based on performance of the reference fund, at December 31, 2002, the loss reimbursements to Metropolitan Life in 2003 and the recoverable with respect to later periods will be $42 million less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. The foregone loss reimbursements are estimated to be $9 million with respect to 2002 claims and $42 million in the aggregate.

     The $402 million increase in the recorded liability for asbestos claims less the foregone loss reimbursement adjustment of $42 million ($27 million, net of income tax) resulted in an increase in the recoverable of $360 million. At December 31, 2002, a portion ($136 million) of the $360 million recoverable was recognized in income while the remainder ($224 million) was recorded as a deferred gain which is expected to be recognized in income in the future over the estimated settlement period of the excess insurance policies. The $402 million increase in the recorded liability, less the portion of the recoverable recognized in income, resulted in a net expense of $266 million ($169 million, net of income tax). The $360 million recoverable may change depending on the future performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index.

     As a result of the excess insurance policies, $1,237 million is recorded as a recoverable at December 31, 2002 ($224 million of which is recorded as a deferred gain as mentioned above); the amount includes recoveries expected to be obtained in 2003 for amounts paid in 2002. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts.

     Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. It is likely that bills will be introduced in 2003 in the United States Congress to reform asbestos litigation. While the Company strongly supports reform efforts, there can be no assurance that legislative reforms

                                 METLIFE, INC.

will be enacted. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

     The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     Property and Casualty Actions

     Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. A settlement has been reached in the Georgia class action; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. The settlement is being implemented. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Total loss valuation methods are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. The court has dismissed the action. An appeal has been filed. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman, Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action was filed in New York state court in New York County on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life's motion to dismiss this case was granted in a decision filed on October 31, 2002. Plaintiff has withdrawn

                                 METLIFE, INC.

her notice of appeal. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. In January 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The Holding Company, Metropolitan Life, the trustee of the policyholder trust, and certain present and former individual directors and officers of Metropolitan Life are named as defendants. Plaintiffs' allegations concern the treatment of the cost of the settlement in connection with the demutualization of Metropolitan Life and the adequacy and accuracy of the disclosure, particularly with respect to those costs. Plaintiffs seek compensatory, treble and punitive damages, as well as attorneys' fees and costs. The defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted on February 14, 2003. The defendants' motion to dismiss is pending. Plaintiffs have filed a motion for class certification which the Texas court has adjourned. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest them vigorously.

     Race-Conscious Underwriting Claims

     Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Metropolitan Life has cooperated fully with that inquiry. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. Metropolitan Life has entered into settlement agreements to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. The class action settlement, which has received preliminary approval from the court, must receive final approval before it can be implemented. A fairness hearing was held on February 7, 2003. The regulatory settlement

                                 METLIFE, INC.

agreement is conditioned upon final approval of the class action settlement. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters and believes that charge is adequate to cover the costs associated with these settlements.

     Sixteen lawsuits involving approximately 125 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

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

     A putative class action lawsuit is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The district court denied the parties' cross-motions for summary judgment to allow for discovery. Discovery has not yet commenced pending the court's ruling as to the timing of a class certification motion. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases awarded in 1977, 1980, 1989, 1992, 1996 and 2001, as well as increases awarded in earlier years. Metropolitan Life is vigorously defending itself against these allegations.

     A reinsurer of universal life policy liabilities of Metropolitan Life and certain affiliates is seeking rescission and has commenced an arbitration proceeding claiming that, during underwriting, material misrepresentations or omissions were made. The reinsurer also has sent a notice purporting to increase reinsurance premium rates. Metropolitan Life and these affiliates intend to vigorously defend themselves against the claims of the reinsurer, including the purported rate increase.

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

                                 METLIFE, INC.

     Summary

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

                                                                                 GROSS
                                                            RENTAL   SUBLEASE    RENTAL
                                                            INCOME    INCOME    PAYMENTS
                                                            ------   --------   --------
                                                               (DOLLARS IN MILLIONS)
2003......................................................  $  673     $14        $192
2004......................................................     637      12         166
2005......................................................     575      11         149
2006......................................................     525      10         133
2007......................................................     470       9         116
Thereafter................................................   2,139       8         643

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,667 million and $1,898 million at December 31, 2002 and 2001, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

  GUARANTEES

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

     In the context of acquisition and disposition transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $1 million to $800 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

                                 METLIFE, INC.

     In addition, the Holding Company and its subsidiaries indemnify their respective directors and officers as provided in their charters and by-laws. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

     The Company has not recorded any liability for these indemnities, guarantees and commitments in the accompanying consolidated balance sheets for the years ended December 31, 2002 or 2001.

12.  ACQUISITIONS AND DISPOSITIONS

  DISPOSITIONS

     In July 2001, the Company completed its sale of Conning Corporation ("Conning"), an affiliate acquired in the acquisition of GenAmerica Financial Corporation ("GenAmerica"). Conning specialized in asset management for insurance company investment portfolios and investment research. The Company received $108 million in the transaction and reported a gain of approximately $25 million in the third quarter of 2001.

     In October 2000, the Company completed the sale of its 48% ownership interest in its affiliates, Nvest, L.P. and Nvest Companies L.P. This transaction resulted in an investment gain of $663 million.

  ACQUISITIONS

     In June 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition. The purchase price is subject to adjustment under certain provisions of the purchase agreement. The Company does not expect that any purchase price adjustment will have an impact on its consolidated statements of income. The Company is in the process of integrating Hidalgo and Seguros Genesis, S.A., MetLife's wholly-owned Mexican subsidiary headquartered in Mexico City, to operate as a combined entity under the name MetLife Mexico.

     In November 2001, the Company acquired Compania de Seguros de Vida Santander S.A. and Compania de Reaseguros de Vida Soince Re S.A., wholly-owned subsidiaries of Santander Hispano in Chile. These acquisitions marked MetLife's entrance into the Chilean insurance market.

     In January 2000, Metropolitan Life completed its acquisition of GenAmerica, a holding company which included General American Life Insurance Company, approximately 49% of the outstanding shares of RGA common stock, and 61% of the outstanding shares of Conning common stock which was subsequently sold in 2001. Metropolitan Life owned 9% of the outstanding shares of RGA common stock prior to the completion of the GenAmerica acquisition. During 2002, the Company purchased an additional 327,600 shares of RGA's outstanding common stock at an aggregate price of $9.5 million to offset potential future dilution of the Company's holding of RGA's common stock arising from the issuance by RGA of company-obligated mandatorily redeemable securities of a subsidiary trust in December 2001. These purchases increased the Company's ownership percentage of outstanding shares of RGA common stock from approximately 58% at December 31, 2001 to approximately 59% at December 31, 2002.

     In April 2000, Metropolitan Life acquired the outstanding shares of Conning common stock not already owned by Metropolitan Life for $73 million.

13.  BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following

                                 METLIFE, INC.

tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of December 31, 2002:

                                          PRE-TAX CHARGES RECORDED IN THE FOURTH QUARTER OF 2001
                                          -------------------------------------------------------
                                          INSTITUTIONAL     INDIVIDUAL     AUTO & HOME     TOTAL
                                          --------------    -----------    ------------    ------
                                                           (DOLLARS IN MILLIONS)
Severance and severance-related
  costs................................        $  9             $32           $   3         $ 44
Facilities' consolidation costs........           3              65              --           68
Business exit costs....................         387              --              --          387
                                               ----             ---           -----         ----
     Total.............................        $399             $97           $   3         $499
                                               ====             ===           =====         ====

                                                 REMAINING LIABILITY AS OF DECEMBER 31, 2002
                                               ------------------------------------------------
                                               INSTITUTIONAL   INDIVIDUAL   AUTO & HOME   TOTAL
                                               -------------   ----------   -----------   -----
                                                            (DOLLARS IN MILLIONS)
Severance and severance-related costs.......       $  --          $ 1          $  --       $ 1
Facilities' consolidation costs.............          --           17             --        17
Business exit costs.........................          40           --             --        40
                                                   -----          ---          -----       ---

     Total..................................       $  40          $18          $  --       $58
                                                   =====          ===          =====       ===

     The business realignment initiatives resulted in savings of approximately $95 million, net of income tax, during 2002, comprised of approximately $33 million, $57 million and $5 million in the Institutional, Individual and Auto & Home segments, respectively.

     Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill, severance and severance-related costs, and facilities' consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. During the fourth quarter of 2002, approximately $30 million of the charges recorded in 2001 were released into income primarily as a result of the accelerated implementation of the Company's exit from the large market 401(k) business. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of December 31, 2002, there were approximately 340 terminations to be completed. The Company continues to carry a liability as of December 31, 2002 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain of its contractual obligations extended beyond one year.

     Individual. The charges to this segment in the fourth quarter of 2001 include facilities' consolidation costs, severance and severance-related costs, which predominately stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. As of December 31, 2002, there were approximately 25 terminations to be completed. These costs were recorded in other expenses. The remaining liability as of December 31, 2002 is due to certain contractual obligations that extended beyond one year.

     Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed as of December 31, 2002. The costs were recorded in other expenses.

                                 METLIFE, INC.

14.  INCOME TAXES

     The provision for income taxes for continuing operations was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002     2001      2000
                                                              -----    -----    ------
                                                               (DOLLARS IN MILLIONS)
Current:
  Federal...................................................  $817     $(44)    $(153)
  State and local...........................................   (17)      (4)       34
  Foreign...................................................    31       15         5
                                                              ----     ----     -----
                                                               831      (33)     (114)
                                                              ----     ----     -----
Deferred:
  Federal...................................................  (332)     247       521
  State and local...........................................    16       12         8
  Foreign...................................................     1        1         6
                                                              ----     ----     -----
                                                              (315)     260       535
                                                              ----     ----     -----
Provision for income taxes..................................  $516     $227     $ 421
                                                              ====     ====     =====

     Reconciliations of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported for continuing operations were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002     2001      2000
                                                              -----    -----    ------
                                                               (DOLLARS IN MILLIONS)
Tax provision at U.S. statutory rate........................  $584     $217     $ 454
Tax effect of:
  Tax exempt investment income..............................   (87)     (82)      (52)
  Surplus tax...............................................    --       --      (145)
  State and local income taxes..............................    22       12        30
  Prior year taxes..........................................    (7)      38       (37)
  Demutualization costs.....................................    --       --        21
  Payment to former Canadian policyholders..................    --       --       114
  Sales of businesses.......................................    --        5        31
  Other, net................................................     4       37         5
                                                              ----     ----     -----
Provision for income taxes..................................  $516     $227     $ 421
                                                              ====     ====     =====

                                 METLIFE, INC.

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Deferred income tax assets:
  Policyholder liabilities and receivables..................   $ 3,845     $ 3,727
  Net operating losses......................................       322         336
  Employee benefits.........................................        --         123
  Litigation related........................................        99         279
  Intangible tax asset......................................       199          --
  Other.....................................................       386         438
                                                               -------     -------
                                                                 4,851       4,903
  Less: Valuation allowance.................................        84         114
                                                               -------     -------
                                                                 4,767       4,789
                                                               -------     -------
Deferred income tax liabilities:
  Investments...............................................     1,681       2,157
  Deferred policy acquisition costs.........................     3,307       2,950
  Employee benefits.........................................        55          --
  Net unrealized investment gains...........................     1,264       1,079
  Other.....................................................        85         129
                                                               -------     -------
                                                                 6,392       6,315
                                                               -------     -------
Net deferred income tax liability...........................   $(1,625)    $(1,526)
                                                               =======     =======

     Domestic net operating loss carryforwards amount to $656 million at December 31, 2002 and will expire beginning in 2019. Foreign net operating loss carryforwards amount to $300 million at December 31, 2002 and were generated in various foreign countries with expiration periods of five years to infinity.

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

15.  REINSURANCE

     The Company's life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and to provide additional capacity for future growth. The Company currently reinsures up to 90% of the mortality risk for all new individual life insurance policies that it writes through its various franchises. This practice was initiated by different franchises for different products starting at various points in time between 1992 and 2000. Risks in excess of $25 million on single life policies and $30 million on

                                 METLIFE, INC.

survivorship policies are 100% coinsured. In addition, in 1998, the Company reinsured substantially all of the mortality risk on its universal life policies issued since 1983. RGA retains a maximum of $4 million of coverage per individual life with respect to its assumed reinsurance business. The company reinsures its business through a diversified group of reinsurers. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks of specific characteristics. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

     In addition to reinsuring mortality risk, the Company reinsures other risks and specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. The Company has exposure to catastrophes, which are an inherent risk of the property and casualty business and could contribute to significant fluctuations in the Company's results of operations. The Company uses excess of loss and quota share reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposure to larger risks.

     The Company has also protected itself through the purchase of combination risk coverage. This reinsurance coverage pools risks from several lines of business and includes individual and group life claims in excess of $2 million per policy, as well as excess property and casualty losses, among others.

     See Note 11 for information regarding certain excess of loss reinsurance agreements providing coverage for risks associated primarily with sales practices claims.

     The amounts in the consolidated statements of income are presented net of reinsurance ceded. The effects of reinsurance were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Direct premiums.........................................  $18,392   $16,332   $15,661
Reinsurance assumed.....................................    3,018     2,907     2,918
Reinsurance ceded.......................................   (2,324)   (2,027)   (2,262)
                                                          -------   -------   -------
Net premiums............................................  $19,086   $17,212   $16,317
                                                          =======   =======   =======
Reinsurance recoveries netted against policyholder
  benefits..............................................  $ 3,043   $ 2,255   $ 1,942
                                                          =======   =======   =======

     Reinsurance recoverables, included in premiums and other receivables, were $3,574 million and $3,393 million at December 31, 2002 and 2001, respectively, including $1,348 million and $1,356 million, respectively, relating to reinsurance of long-term guaranteed interest contracts and structured settlement lump sum contracts accounted for as a financing transaction. Reinsurance and ceded commissions payables, included in other liabilities, were $50 million and $112 million at December 31, 2002 and 2001, respectively.

                                 METLIFE, INC.

     The following provides an analysis of the activity in the liability for benefits relating to property and casualty and group accident and non-medical health policies and contracts:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2002      2001      2000
                                                           -------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1.....................................  $ 4,597   $ 4,226   $ 3,790
  Reinsurance recoverables...............................     (457)     (410)     (415)
                                                           -------   -------   -------
Net balance at January 1.................................    4,140     3,816     3,375
                                                           -------   -------   -------
Incurred related to:
  Current year...........................................    4,215     4,182     3,786
  Prior years............................................      (85)      (84)     (112)
                                                           -------   -------   -------
                                                             4,130     4,098     3,674
                                                           -------   -------   -------
Paid related to:
  Current year...........................................   (2,559)   (2,538)   (2,215)
  Prior years............................................   (1,332)   (1,236)   (1,018)
                                                           -------   -------   -------
                                                            (3,891)   (3,774)   (3,233)
                                                           -------   -------   -------
Net Balance at December 31...............................    4,379     4,140     3,816
  Add: Reinsurance recoverables..........................      481       457       410
                                                           -------   -------   -------
Balance at December 31...................................  $ 4,860   $ 4,597   $ 4,226
                                                           =======   =======   =======

16.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2002      2001      2000
                                                           -------   -------   -------
                                                              (DOLLARS IN MILLIONS)
Compensation.............................................  $ 2,481   $ 2,459   $ 2,712
Commissions..............................................    2,000     1,651     1,696
Interest and debt issue costs............................      403       332       436
Amortization of policy acquisition costs (excludes
  amortization of $5, $25 and ($95), respectively,
  related to net investment losses)......................    1,639     1,413     1,478
Capitalization of policy acquisition costs...............   (2,340)   (2,039)   (1,863)
Rent, net of sublease income.............................      295       282       230
Minority interest........................................       73        57       115
Other....................................................    2,510     2,867     2,597
                                                           -------   -------   -------
          Total other expenses...........................  $ 7,061   $ 7,022   $ 7,401
                                                           =======   =======   =======

17.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     On September 29, 1999, the Holding Company adopted a stockholder rights plan (the "rights plan") under which each outstanding share of common stock issued between April 4, 2000 and the distribution date (as defined in the rights plan) will be coupled with a stockholder right. Each right will entitle the holder to purchase one one-

                                 METLIFE, INC.

hundredth of a share of Series A Junior Participating Preferred Stock. Each one one-hundredth of a share of Series A Junior Participating Preferred Stock will have economic and voting terms equivalent to one share of common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings.

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

     The Company acquired 15,244,492, 45,242,966 and 26,108,315 shares of common stock for $471 million, $1,322 million and $613 million during the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the Company had approximately $806 million remaining on its existing share repurchase authorization.

  DIVIDEND RESTRICTIONS

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. For the year ended December 31, 2002, Metropolitan Life paid to MetLife, Inc. $535 million in dividends for which prior insurance regulatory clearance was not required and $369 million in special dividends, as approved by the Superintendent. For the year ended December 31, 2001, Metropolitan Life

                                 METLIFE, INC.

paid to MetLife, Inc. $721 million in dividends for which prior insurance regulatory clearance was not required and $3,033 million in special dividends, as approved by the Superintendent. For the year ended December 31, 2000, Metropolitan Life paid to MetLife, Inc. $763 million in dividends for which prior insurance regulatory clearance was not required. At December 31, 2002, Metropolitan Life could pay the Holding Company a dividend of $662 million without prior approval of the Superintendent.

     MIAC paid to MetLife, Inc. $25 million and $31 million in dividends for which prior insurance regulatory clearance was not required for the years ended December 31, 2002 and 2001, respectively. MIAC is subject to similar restrictions based on the regulations of its state of domicile, and at December 31, 2002, could pay the Holding Company dividends of $104 million without prior approval.

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

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense, the Company utilizes the excess of market price over exercise price on the first date that both the number of shares and award price are known. For the years ended December 31, 2002 and 2001, compensation expense for non-employees related to the Company's Stock Incentive Plan and Directors Stock Plan was $2 million and $1 million, respectively.

                                 METLIFE, INC.

     Had compensation cost for the Company's Stock Incentive Plan and Directors Stock Plan been determined based on fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002               2001
                                                              -------            ------
                                                                (DOLLARS IN MILLIONS,
                                                               EXCEPT PER SHARE DATA)
NET INCOME
As reported.................................................  $1,605             $ 473
                                                              ======             =====
Pro forma(1)(2).............................................  $1,563             $ 454
                                                              ======             =====
BASIC EARNINGS PER SHARE
As reported.................................................  $ 2.28             $0.64
                                                              ======             =====
Pro forma(1)(2).............................................  $ 2.22             $0.61
                                                              ======             =====
DILUTED EARNINGS PER SHARE
As reported.................................................  $ 2.20             $0.62
                                                              ======             =====
Pro forma(1)(2).............................................  $ 2.14             $0.59
                                                              ======             =====

---------------

(1) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

(2) Includes the Company's ownership share of compensation costs related to RGA's incentive stock plan determined in accordance with SFAS 123.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants for the:

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                           2002                  2001
                                                        -----------            ---------
Dividend yield........................................     0.68%                 0.68%
Risk-free rate of return..............................  4.74%-5.52%              5.72%
Volatility............................................  25.3%-30.3%              31.6%
Expected duration.....................................   4-6 years             4-6 years

                                 METLIFE, INC.

     A summary of the status of options included in the Company's Stock Incentive Plan and Directors Stock Plan is presented below:

                                                      WEIGHTED                       WEIGHTED
                                                      AVERAGE         OPTIONS        AVERAGE
                                       OPTIONS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                      ----------   --------------   -----------   --------------
Outstanding at December 31, 2000....          --       $   --               --        $   --
Granted.............................  12,263,550        29.93               --            --
Canceled/expired....................  (1,158,025)       29.95               --            --
                                      ----------
Outstanding at December 31, 2001....  11,105,525        29.93               --            --
Granted.............................   7,275,855        30.35               --            --
Exercised...........................     (11,401)       29.95               --            --
Canceled/expired....................  (2,098,821)       30.07               --            --
                                      ----------
Outstanding at December 31, 2002....  16,271,158       $30.10        1,357,034        $30.01
                                      ==========

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                               ---------------
                                                                2002     2001
                                                               ------   ------
     Weighted average fair value of options granted.........   $10.48   $10.29
                                                               ======   ======

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                       WEIGHTED
                                       AVERAGE                           NUMBER
                      NUMBER          REMAINING        WEIGHTED      EXERCISABLE AT      WEIGHTED
   RANGE OF       OUTSTANDING AT     CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES  DECEMBER 31, 2002   LIFE (YEARS)   EXERCISE PRICE        2002        EXERCISE PRICE
---------------  -----------------   ------------   --------------   --------------   --------------
   $23.75 --
     $26.75             28,000           9.76           $23.75                 --         $   --
    26.76 --
      28.75            150,400           9.21            27.36                 --             --
    28.76 --
      30.75         15,887,628           8.34            30.11          1,319,253          29.93
    30.76 --
      32.75            180,600           8.48            31.92             13,251          30.95
    32.76 --
      33.64             24,530           9.32            33.64             24,530          33.64
                    ----------                                          ---------
                    16,271,158           8.26           $30.10          1,357,034         $30.01
                    ==========                                          =========

  STATUTORY EQUITY AND INCOME

     Applicable insurance department regulations require that the insurance subsidiaries prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis. As of December 31, 2001, New York Statutory Accounting Practices did not provide for deferred income taxes. The Department has adopted a modification to its regulations, effective December 31, 2002, with respect to the admissibility of deferred taxes by New York insurers, subject to certain limitations. Statutory net income of Metropolitan Life, as filed with the Department, was $1,478 million, $2,782 million and $1,027 million for the years ended 2002, 2001 and 2000, respectively; statutory capital and surplus, as filed, was $6,986 million and $5,358 million at December 31, 2002 and 2001, respectively.

     The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"), which is intended to standardize regulatory accounting and reporting

                                 METLIFE, INC.

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

18.  OTHER COMPREHENSIVE INCOME

     The following table sets forth the reclassification adjustments required for the years ended December 31, 2002, 2001 and 2000 to avoid double-counting in other comprehensive income (loss) items that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                              2002      2001     2000
                                                             -------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Holding gains on investments arising during the year.......  $ 3,722   $1,319   $2,789
Income tax effect of holding gains.........................   (1,169)    (520)    (969)
Reclassification adjustments:
  Recognized holding losses included in current year
     income................................................      369      534      989
  Amortization of premiums and accretion of discounts
     associated with investments...........................     (526)    (488)    (499)
  Recognized holding gains allocated to other policyholder
     amounts...............................................     (145)    (134)     (54)
  Income tax effect........................................       95       35     (151)
Allocation of holding losses on investments relating to
  other policyholder amounts...............................   (2,832)     (69)    (971)
Income tax effect of allocation of holding losses to other
  policyholder amounts.....................................      889       27      338
                                                             -------   ------   ------
Net unrealized investment gains............................      403      704    1,472
Foreign currency translation adjustment....................      (69)     (60)      (6)
Minimum pension liability adjustment.......................       --      (18)      (9)
                                                             -------   ------   ------
Other comprehensive income.................................  $   334   $  626   $1,457
                                                             =======   ======   ======

19.  EARNINGS PER SHARE AND EARNINGS AFTER DATE OF DEMUTUALIZATION

     Net income after the date of demutualization is based on the results of operations after March 31, 2000, adjusted for the payments to the former Canadian policyholders and costs of demutualization recorded in April 2000 which are applicable to the period prior to April 7, 2000.

                                 METLIFE, INC.

     The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                   2002               2001               2000
                                             ----------------   ----------------   ----------------
                                             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding
  for basic earnings per share.............     704,599,115        741,041,654        772,027,666
Incremental shares from assumed:
  Conversion of forward purchase
     contracts.............................      24,596,950         25,974,114         16,480,028
  Exercise of stock options................           5,233              1,133                 --
                                               ------------       ------------       ------------
Weighted average common stock outstanding
  for diluted earnings per share...........     729,201,298        767,016,901        788,507,694
                                               ============       ============       ============
INCOME FROM CONTINUING OPERATIONS..........    $      1,155       $        387       $      1,114(1)
                                               ============       ============       ============
  Basic earnings per share.................    $       1.64       $       0.52       $       1.44
                                               ============       ============       ============
  Diluted earnings per share...............    $       1.58       $       0.51       $       1.41
                                               ============       ============       ============
INCOME FROM DISCONTINUED OPERATIONS........    $        450       $         86       $         59(1)
                                               ============       ============       ============
  Basic earnings per share.................    $       0.64       $       0.12       $       0.08
                                               ============       ============       ============
  Diluted earnings per share...............    $       0.62       $       0.11       $       0.08
                                               ============       ============       ============
NET INCOME.................................    $      1,605       $        473       $      1,173(1)
                                               ============       ============       ============
  Basic earnings per share.................    $       2.28       $       0.64       $       1.52
                                               ============       ============       ============
  Diluted earnings per share...............    $       2.20       $       0.62       $       1.49
                                               ============       ============       ============

---------------

(1) For the period April 7, 2000 through December 31, 2000.

                                 METLIFE, INC.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized in the table below:

                                                          THREE MONTHS ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
2002
Total revenues............................   $7,973    $8,244       $8,120        $8,810
Total expenses............................   $7,482    $7,715       $7,686        $8,593
Income from continuing operations.........   $  305    $  368       $  311        $  171
Income before cumulative effect of change
  in accounting...........................   $  324    $  387       $  333        $  561
Net income................................   $  329    $  387       $  328        $  561
Basic earnings per share
  Income from continuing operations.......   $ 0.43    $ 0.52       $ 0.44        $ 0.24
  Income before cumulative effect of
     change in accounting.................   $ 0.46    $ 0.55       $ 0.47        $ 0.80
  Net income..............................   $ 0.46    $ 0.55       $ 0.47        $ 0.80
Diluted earnings per share
  Income from continuing operations.......   $ 0.41    $ 0.50       $ 0.43        $ 0.24
  Income before cumulative effect of
     change in accounting.................   $ 0.44    $ 0.53       $ 0.46        $ 0.78
  Net income..............................   $ 0.44    $ 0.53       $ 0.45        $ 0.78

2001
Total revenues............................   $7,757    $7,627       $7,815        $8,061
Total expenses............................   $7,363    $7,169       $7,603        $8,511
Income (loss) from continuing
  operations..............................   $  265    $  296       $  144        $ (318)
Net income (loss).........................   $  287    $  320       $  162        $ (296)
Basic earnings per share
  Income (loss) from continuing
     operations...........................   $ 0.35    $ 0.40       $ 0.20        $(0.44)
  Net income (loss).......................   $ 0.38    $ 0.43       $ 0.22        $(0.41)
Diluted earnings per share
  Income (loss) from continuing
     operations...........................   $ 0.34    $ 0.38       $ 0.19        $(0.43)
  Net income (loss).......................   $ 0.37    $ 0.41       $ 0.21        $(0.40)

     Due to changes in the number of average shares outstanding, quarterly earnings per share of common stock do not add to the totals for the years.

     Unaudited net income for the first quarter of 2002 includes a charge of $48 million related to Metropolitan Life's wholly-owned subsidiary, General American, in connection with its former Medicare business and the resolution of a federal government investigation. Unaudited net income for the second quarter of 2002 includes a benefit of $30 million related to a reduction of the Company's previously established liability for its sales practice class action settlement recorded in 1999. Unaudited net income for the fourth quarter of 2002 includes a charge of $169 million related to the Company's asbestos-related litigation, a $20 million benefit related to the reduction of a previously established liability for the Company's 2001 business realignment initiatives and a $17 million

                                 METLIFE, INC.

benefit related to the reduction of a previously established liability for disability insurance-related losses from the September 11, 2001 tragedies.

     Unaudited net income for the third quarter of 2001 includes charges for insurance-related losses of $208 million related to the September 11, 2001 tragedies. Unaudited net income for the fourth quarter of 2001 includes charges of $159 million related to a class action lawsuit and a related regulatory inquiry pending against Metropolitan Life, $330 million related to business realignment initiatives and $74 million related to the establishment of a policyholder liability for certain group annuity policies.

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

     Individual offers a wide variety of individual insurance and investment products, including life insurance, annuities and mutual funds. Institutional offers a broad range of group insurance and retirement and savings products and services, including group life insurance, non-medical health insurance such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Reinsurance provides primarily reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets. Auto & Home provides insurance coverages, including private passenger automobile, homeowners and personal excess liability insurance. Asset Management provides a broad variety of asset management products and services to individuals and institutions. International provides life insurance, accident and health insurance, annuities and retirement and savings products to both individuals and groups, and auto and homeowners coverage to individuals.

     Set forth in the tables below is certain financial information with respect to the Company's operating segments as of or for the years ended December 31, 2002, 2001 and 2000. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except for the method of capital allocation and the accounting for gains and losses from inter-company sales which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon income or loss from operations before provision for income taxes and non-recurring items (e.g. items of unusual or infrequent nature). The Company allocates certain non-recurring items (primarily consisting of expenses associated with the resolution of proceedings alleging race-conscious underwriting practices, sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products and demutualization costs) to Corporate & Other.

                                 METLIFE, INC.

AT OR FOR THE YEAR ENDED                                                    AUTO &     ASSET
DECEMBER 31, 2002                INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT   INTERNATIONAL
------------------------         ----------   -------------   -----------   ------   ----------   -------------
                                                             (DOLLARS IN MILLIONS)
Premiums.......................   $  4,507       $ 8,254        $ 2,005     $2,828      $ --         $1,511
Universal life and
  investment-type product
  policy fees..................      1,380           615             --         --        --            144
Net investment income..........      6,259         3,928            421        177        59            461
Other revenues.................        418           609             43         26       166             14
Net investment (losses)
  gains........................       (164)         (506)             2        (46)       (4)            (9)
Policyholder benefits and
  claims.......................      5,220         9,339          1,554      2,019        --          1,388
Interest credited to
  policyholder account
  balances.....................      1,793           932            146         --        --             79
Policyholder dividends.........      1,770           115             22         --        --             35
Other expenses.................      2,629         1,531            622        793       211            507
Income (loss) from continuing
  operations before provision
  for income taxes.............        988           983            127        173        10            112
Income from discontinued
  operations, net of income
  taxes........................        201           123             --         --        --             --
Net income (loss)..............        826           759             84        132         6             84
Total assets...................    138,783        94,950         10,229      4,957       191          8,963
Deferred policy acquisition
  costs........................      8,521           608          1,477        175        --            945
Goodwill, net..................        223            62             96        155        18            193
Separate account assets........     27,457        31,935             11         --        --            307
Policyholder liabilities.......     95,813        55,497          7,387      2,673        --          5,883
Separate account liabilities...     27,457        31,935             11         --        --            307

AT OR FOR THE YEAR ENDED         CORPORATE &
DECEMBER 31, 2002                   OTHER       TOTAL
------------------------         -----------   --------
                                 (DOLLARS IN MILLIONS)
Premiums.......................    $   (19)    $ 19,086
Universal life and
  investment-type product
  policy fees..................         --        2,139
Net investment income..........         24       11,329
Other revenues.................        101        1,377
Net investment (losses)
  gains........................        (57)        (784)
Policyholder benefits and
  claims.......................          3       19,523
Interest credited to
  policyholder account
  balances.....................         --        2,950
Policyholder dividends.........         --        1,942
Other expenses.................        768        7,061
Income (loss) from continuing
  operations before provision
  for income taxes.............       (722)       1,671
Income from discontinued
  operations, net of income
  taxes........................        126          450
Net income (loss)..............       (286)       1,605
Total assets...................     19,312      277,385
Deferred policy acquisition
  costs........................          1       11,727
Goodwill, net..................          3          750
Separate account assets........        (17)      59,693
Policyholder liabilities.......     (2,011)     165,242
Separate account liabilities...        (17)      59,693

AT OR FOR THE YEAR ENDED                                                    AUTO &     ASSET
DECEMBER 31, 2001                INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT   INTERNATIONAL
------------------------         ----------   -------------   -----------   ------   ----------   -------------
                                                             (DOLLARS IN MILLIONS)
Premiums.......................   $  4,563       $ 7,288        $1,762      $2,755      $ --         $  846
Universal life and
  investment-type product
  policy fees..................      1,260           592            --          --        --             38
Net investment income..........      6,188         3,966           390         200        71            267
Other revenues.................        495           649            42          22       198             16
Net investment gains
  (losses).....................        827           (15)           (6)        (17)       25            (16)
Policyholder benefits and
  claims.......................      5,233         8,924         1,484       2,121        --            689
Interest credited to
  policyholder account
  balances.....................      1,898         1,013           122          --        --             51
Policyholder dividends.........      1,767           259            24          --        --             36
Other expenses.................      2,747         1,746           491         800       252            329
Income (loss) from continuing
  operations before provision
  for income taxes.............      1,688           538            67          39        42             46
Income from discontinued
  operations, net of income
  taxes........................         38            23            --          --        --             --
Net income (loss)..............      1,095           382            40          41        27             14
Total assets...................    131,314        89,661         7,983       4,581       256          5,308
Deferred policy acquisition
  costs........................      8,757           509         1,196         179        --            525
Goodwill, net..................        223            55           106         159        20             37
Separate account assets........     31,261        31,177            13          --        --            277
Policyholder liabilities.......     88,287        52,075         5,427       2,610        --          3,419
Separate account liabilities...     31,261        31,177            13          --        --            277

AT OR FOR THE YEAR ENDED         CORPORATE &
DECEMBER 31, 2001                   OTHER       TOTAL
------------------------         -----------   --------
                                 (DOLLARS IN MILLIONS)
Premiums.......................    $    (2)    $ 17,212
Universal life and
  investment-type product
  policy fees..................         (1)       1,889
Net investment income..........        173       11,255
Other revenues.................         85        1,507
Net investment gains
  (losses).....................     (1,401)        (603)
Policyholder benefits and
  claims.......................          3       18,454
Interest credited to
  policyholder account
  balances.....................         --        3,084
Policyholder dividends.........         --        2,086
Other expenses.................        657        7,022
Income (loss) from continuing
  operations before provision
  for income taxes.............     (1,806)         614
Income from discontinued
  operations, net of income
  taxes........................         25           86
Net income (loss)..............     (1,126)         473
Total assets...................     17,867      256,970
Deferred policy acquisition
  costs........................          1       11,167
Goodwill, net..................          9          609
Separate account assets........        (14)      62,714
Policyholder liabilities.......       (813)     151,005
Separate account liabilities...        (14)      62,714

                                 METLIFE, INC.

AT OR FOR THE YEAR ENDED                                                     AUTO &     ASSET
DECEMBER 31, 2000                 INDIVIDUAL   INSTITUTIONAL   REINSURANCE    HOME    MANAGEMENT
------------------------          ----------   -------------   -----------   ------   ----------
                                                      (DOLLARS IN MILLIONS)
Premiums........................    $4,673        $6,900         $1,450      $2,636      $ --
Universal life and
  investment-type product policy
  fees..........................     1,221           547             --          --        --
Net investment income...........     6,108         3,712            379         194        90
Other revenues..................       650           650             29          40       760
Net investment gains (losses)...       227          (475)            (2)        (20)       --
Policyholder benefits and
  claims........................     5,054         8,178          1,096       2,005        --
Interest credited to
  policyholder account
  balances......................     1,680         1,090            109          --        --
Policyholder dividends..........     1,742           124             21          --        --
Payments to former Canadian
  policyholders.................        --            --             --          --        --
Demutualization costs...........        --            --             --          --        --
Other expenses..................     3,012         1,514            513         827       784
Income (loss) from continuing
  operations before provision
  for income taxes..............     1,391           428            117          18        66
Income from discontinued
  operations, net of income
  taxes.........................        36            21             --          --        --
Net income (loss)...............       920           307             69          30        34

AT OR FOR THE YEAR ENDED                          CORPORATE &
DECEMBER 31, 2000                 INTERNATIONAL      OTHER       TOTAL
------------------------          -------------   -----------   -------
                                          (DOLLARS IN MILLIONS)
Premiums........................      $ 660          $  (2)     $16,317
Universal life and
  investment-type product policy
  fees..........................         53             (1)       1,820
Net investment income...........        254            287       11,024
Other revenues..................          9             91        2,229
Net investment gains (losses)...         18           (138)        (390)
Policyholder benefits and
  claims........................        562             (2)      16,893
Interest credited to
  policyholder account
  balances......................         56             --        2,935
Policyholder dividends..........         32             --        1,919
Payments to former Canadian
  policyholders.................        327             --          327
Demutualization costs...........         --            230          230
Other expenses..................        292            459        7,401
Income (loss) from continuing
  operations before provision
  for income taxes..............       (275)          (450)       1,295
Income from discontinued
  operations, net of income
  taxes.........................         --             22           79
Net income (loss)...............       (285)          (122)         953

     The International segment's assets at December 31, 2002 and results of operations for the year ended December 31, 2002 include the assets and results of operations of Hidalgo, a Mexican life insurer that was acquired in June 2002.

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

     For the year ended December 31, 2001, pre-tax gross investment gains and (losses) of $1,027 million, $142 million and ($1,172) million (comprised of a $354 million gain and an intercompany elimination of ($1,526) million), resulting from the sale of certain real estate properties from Metropolitan Life to Metropolitan Insurance and Annuity Company, a subsidiary of MetLife, Inc., are included in the Individual segment, Institutional segment and Corporate & Other, respectively.

     The Individual segment included an equity ownership interest in Nvest under the equity method of accounting. Nvest was included within the Asset Management segment due to the types of products and strategies employed by the entity. The Individual segment's equity in earnings of Nvest, which is included in net investment income, was $30 million for the year ended December 31, 2000. The Individual segment includes $538 million (after allocating $118 million to participating contracts) of the pre-tax gross investment gain on the sale of Nvest in 2000.

                                 METLIFE, INC.

     As part of the GenAmerica acquisition in 2000, the Company acquired Conning, the results of which are included in the Asset Management segment due to the types of products and strategies employed by the entity from its acquisition date to July 2001, the date of its disposition. The Company sold Conning, receiving $108 million in the transaction and reported a gain of approximately $25 million, in the third quarter of 2001.

     The Corporate & Other segment consists of various start-up entities, including Grand Bank, N.A., and run-off entities, as well as the elimination of all intersegment amounts. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings. In addition, the elimination of the Individual segment's ownership interest in Nvest is included for the year ended December 31, 2000.

     Net investment income and net investment gains and losses are based upon the actual results of each segment's specifically identifiable asset portfolio adjusted for allocated capital. Other costs and operating costs were allocated to each of the segments based upon: (i) a review of the nature of such costs,
(ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company's product pricing.

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $31,026 million, $30,109 million and $30,006 million for the years ended December 31, 2002, 2001 and 2000, respectively, which represented 94%, 96% and 97%, respectively, of consolidated revenues.

22.  DISCONTINUED OPERATIONS

     The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. Accordingly, the Company sold certain real estate holdings out of its portfolio during 2002. In accordance with SFAS No. 144, income related to real estate classified as held-for-sale on or after January 1, 2002 is presented as discontinued operations.

     The following table presents the components of income from discontinued operations:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Investment income...........................................  $ 375    $ 422    $ 418
Investment expense..........................................   (251)    (297)    (297)
Net investment gains........................................    582       --       --
                                                              -----    -----    -----
  Total revenues............................................    706      125      121
Provision for income taxes..................................    256       39       42
                                                              -----    -----    -----
  Income from discontinued operations.......................  $ 450    $  86    $  79
                                                              =====    =====    =====

     The carrying value of real estate related to discontinued operations was $223 million and $1,580 million at December 31, 2002 and 2001, respectively. See
Note 21 for discontinued operations by business segment.

23.  SUBSEQUENT EVENTS

     In connection with MetLife, Inc.'s initial public offering in April 2000, the Holding Company and MetLife Capital Trust I (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a

                                 METLIFE, INC.

contract to purchase, for $50, shares of the Holding Company's common stock on May 15, 2003, and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

     In accordance with the terms of the units, the Trust was dissolved on February 5, 2003 and $1,006 million aggregate principal amount 8% debentures of the Holding Company ("MetLife debentures"), the sole asset of the Trust, were distributed to the unitholders in exchange for the capital securities. As required by the terms of the units, the MetLife debentures were remarketed on behalf of the debenture holders on February 12, 2003 and the interest rate on the MetLife debentures was reset as of February 15, 2003 to 3.911% per annum for a yield to maturity of 2.876%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled "Proposal
One -- Election of Directors" and "Stock Ownership of Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002.

     The information called for by this Item pertaining to Executive Officers appears in "Part I -- Item 1. Business -- Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item, other than the equity compensation plan information set forth below, is incorporated herein by reference to the sections entitled "Stock Ownership of Directors and Executive Officers" and "Ownership of MetLife Common Stock" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002.

  EQUITY COMPENSATION PLANS

     The following table provides information, as of December 31, 2002, regarding the securities authorized for issuance under the Company's equity compensation plans.

                                                                                 NUMBER OF
                                     NUMBER OF                              SECURITIES REMAINING
                                 SECURITIES TO BE                           AVAILABLE FOR FUTURE
                                    ISSUED UPON        WEIGHTED-AVERAGE        ISSUANCE UNDER
                                    EXERCISE OF       EXERCISE PRICE OF     EQUITY COMPENSATION
                                    OUTSTANDING      OUTSTANDING OPTIONS,     PLANS (EXCLUDING
                                 OPTIONS, WARRANTS      WARRANTS, AND       SECURITIES REFLECTED
                                    AND RIGHTS              RIGHTS             IN COLUMN (A))
PLAN CATEGORY                           (A)                  (B)                    (C)
-------------                    -----------------   --------------------   --------------------
Equity compensation plans
  approved by security
  holders(1)...................     16,271,158              $30.10               22,018,543(2)(3)(4)
Equity compensation plans not
  approved by security
  holders......................           None                  --                       --
                                    ----------              ------               ----------
Total..........................     16,271,158              $30.10               22,018,543
                                    ==========              ======               ==========

---------------

(1) The MetLife, Inc. 2000 Stock Incentive Plan and the MetLife, Inc. 2000 Directors Stock Plan were each approved by Metropolitan Life, the sole shareholder of the Holding Company at the time of approval. The policyholders of Metropolitan Life entitled to vote on its plan of reorganization (the "plan of reorganiza-tion") approved that plan of reorganization, which included both the MetLife, Inc. 2000 Stock Incentive Plan and the MetLife, Inc. 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares available for issuance under each plan.

(2) Under the plan of reorganization, the Holding Company is authorized to issue a maximum of 38,323,333 shares of common stock under certain compensation plans. Of the 38,323,333 shares:

  - 37,823,333 shares, representing five percent of the total number of shares of Holding Company common stock outstanding immediately after the effective date of the plan of reorganization, may be utilized (i) for issuances pursuant to options granted under the MetLife, Inc. 2000 Stock Incentive Plan and the MetLife, Inc. 2000 Directors Stock Plan, (ii) for issuances under the MetLife Long Term Performance Compensation Plan, (iii) for investment tracking valuation under the Metropolitan Life Auxiliary Savings and Investment Plan (a non-qualified savings and investment plan under which distributions are made in cash) and (iv) for investment tracking valuation and issuance under the MetLife Deferred Compensation Plan for Officers (a non-qualified deferred compensation plan). As of December 31, 2002, a total of 2,729 shares had been utilized with respect to the plans described in (ii), (iii) and (iv) above; and

  - 500,000 shares are available for issuance as share awards under the MetLife, Inc. 2000 Directors Stock Plan. As of December 31, 2002, a total of 30,903 shares had been utilized with respect to share awards under this plan.

   Under the plan of reorganization, (i) the total number of shares of Holding Company common stock available for issuance under each of the above authorizations will be appropriately adjusted in the event of a common stock dividend or split, recapitalization, merger, spin-off or similar change and
   (ii) shares subject to options that are canceled, terminated or otherwise settled without the issuance of Holding Company common stock are again available for issuance under the plans.

(3) Under the MetLife, Inc. 2000 Stock Incentive Plan, options covering no more than 60% of the total shares available for issuance under the plan could have been awarded prior to April 8, 2002 and options covering no more than 80% of the total shares available under the plan may be awarded prior to April 8, 2003.

(4) Under the MetLife, Inc. 2000 Directors Stock Plan, the number of shares issuable pursuant to options may not exceed 378,233.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to the section entitled "Corporate Governance -- Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), the Holding Company's principal executive officer and principal financial officer have concluded that the Holding Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective for the purposes set forth in the definition thereof in Rule 13a-14(c).

     Change in Internal Controls. There were no significant changes in the Holding Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1.  Financial Statements

            The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 106.

        2.  Financial Statement Schedules

            The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 106.

        3.  Exhibits

            The exhibits are listed in the Exhibit Index which begins on page
            E-1.

     (b) Reports on Form 8-K

        The following Reports on Form 8-K were filed during the fourth quarter of 2002:

        1. Form 8-K filed October 22, 2002 (dated October 22, 2002) attaching press release regarding the declaration of the annual dividend on common stock.

        2. Form 8-K filed November 6, 2002 (dated November 5, 2002) attaching press release regarding third quarter 2002 results.

        3. Form 8-K filed December 3, 2002 (dated December 3, 2002) regarding correction of certain amounts in Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

        4. Form 8-K filed December 11, 2002 (dated December 11, 2002) attaching press release regarding operating earnings guidance for 2003-2005 and disclosing presentation slides to be used in presentations to investors.

        5. Form 8-K filed December 17, 2002 (dated December 3, 2002) reporting the issuance of $400,000,000 in Senior Notes due December 15, 2012 and $600,000,000 in Senior Notes due December 15, 2032 in an underwritten public offering.

                                 METLIFE, INC.

                                   SCHEDULE I

               CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN
                           INVESTMENTS IN AFFILIATES
                               DECEMBER 31, 2002
                             (DOLLARS IN MILLIONS)

                                                                                        AMOUNT AT
                                                          COST OR        ESTIMATED    WHICH SHOWN ON
                                                     AMORTIZED COST(1)   FAIR VALUE   BALANCE SHEET
                                                     -----------------   ----------   --------------
TYPE OF INVESTMENT
Fixed Maturities:
  Bonds:
     U.S. treasuries/agencies......................      $ 14,373         $ 15,934       $ 15,934
     States and political subdivisions.............         2,580            2,742          2,742
     Foreign government securities.................         7,012            7,596          7,596
     Public utilities..............................         7,195            7,218          7,218
     Convertibles and bonds with warrants
       attached....................................            70               58             58
     All other corporate bonds.....................        57,757           61,210         61,210
  Mortgage- and asset-backed securities............        42,739           44,386         44,386
  Other............................................           609              697            697
  Redeemable preferred stock.......................           817              712            712
                                                         --------         --------       --------
          Total fixed maturities...................       133,152          140,553        140,553
Equity Securities:
  Common stocks:
     Banks, trust and insurance companies..........            58               60             60
     Industrial, miscellaneous and all other.......           819              853            853
  Non-Redeemable preferred stocks..................           426              435            435
                                                         --------         --------       --------
          Total equity securities..................         1,303            1,348          1,348
Mortgage loans on real estate......................        25,086           27,778         25,086
Policy loans.......................................         8,580            8,580          8,580
Real estate and real estate joint ventures.........         4,715               --          4,715
Real estate acquired in satisfaction of debt.......            10               --             10
Other limited partnership interests................         2,395               --          2,395
Short-term investments.............................         1,921            1,921          1,921
Other invested assets..............................         3,727               --          3,727
                                                         --------                        --------
          Total investments........................      $180,889                        $188,335
                                                         ========                        ========

---------------

(1) Cost for fixed maturities and mortgage loans on real estate represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

                                 METLIFE, INC.

                                  SCHEDULE II

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
BALANCE SHEET
ASSETS
Investments
  Fixed maturities, available-for-sale, at fair value
     (amortized cost: $1,222)...............................  $ 1,235   $    --
  Short-term investments....................................       96        --
                                                              -------   -------
     Total investments......................................    1,331        --
Cash and cash equivalents...................................       12     2,981
Investment in subsidiaries..................................   19,674    15,689
Loans to affiliates.........................................      500        --
Other assets................................................       31         6
                                                              -------   -------
     Total assets...........................................  $21,548   $18,676
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt -- unaffiliated.............................  $   249   $    --
Long-term debt -- unaffiliated..............................    2,240     1,248
Long-term debt -- affiliated................................    1,037     1,037
Payables under securities loaned transactions...............      478        --
Other liabilities...........................................      159       329
                                                              -------   -------
     Total liabilities......................................    4,163     2,614
     Total stockholders' equity.............................   17,385    16,062
                                                              -------   -------
     Total liabilities and stockholders' equity.............  $21,548   $18,676
                                                              =======   =======

                                                                               FOR THE PERIOD
                                                          YEARS ENDED           APRIL 7, 2000
                                                          DECEMBER 31,    (DATE OF DEMUTUALIZATION)
                                                         --------------            THROUGH
                                                          2002    2001      DECEMBER 31, 2000(1)
                                                         ------   -----   -------------------------
STATEMENT OF INCOME
Interest income........................................  $   64   $  91            $   78
Other income...........................................       2      --                --
Interest expense.......................................    (162)   (104)              (74)
Other expenses.........................................     (43)    (40)              (38)
                                                         ------   -----            ------
  Loss before income tax benefit.......................    (139)    (53)              (34)
Income tax benefit.....................................     (49)    (18)              (12)
Equity in earnings of subsidiaries.....................   1,695     508             1,195
                                                         ------   -----            ------
  Net income...........................................  $1,605   $ 473            $1,173
                                                         ======   =====            ======

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

                                 METLIFE, INC.

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                                                FOR THE PERIOD
                                                          YEARS ENDED            APRIL 7, 2000
                                                          DECEMBER 31      (DATE OF DEMUTUALIZATION)
                                                       -----------------            THROUGH
                                                        2002      2001         DECEMBER 31, 2000
                                                       -------   -------   -------------------------
CONDENSED STATEMENT OF CASH FLOWS
Cash flows from operating activities:
Net income...........................................  $ 1,605   $   473            $ 1,173
Undistributed earnings of subsidiaries...............   (1,695)     (508)            (1,195)
Dividends from subsidiaries..........................      986     3,785                763
Other, net...........................................     (190)      256                 67
                                                       -------   -------            -------
  Net cash provided by operating activities..........      706     4,006                808
                                                       -------   -------            -------
Cash flows from investing activities:
Sale of fixed maturity securities....................      917        --                 --
Purchase of fixed maturity securities................   (2,147)       --                 --
Net change in short-term investments.................      (96)      339               (339)
Purchase of mandatorily convertible note.............       --        --             (1,006)
Repayment of mandatorily convertible note............       --     1,006                 --
Net change in payable under securities loaned
  transactions.......................................      478        --                 --
Purchase of subsidiaries.............................   (2,355)   (1,293)               (33)
Capital contribution to subsidiaries.................     (595)     (870)            (3,700)
Loans to affiliate...................................     (500)       --                 --
                                                       -------   -------            -------
     Net cash used in investing activities...........   (4,298)     (818)            (5,078)
                                                       -------   -------            -------
Cash flows from financing activities:
Common stock issued..................................       --        --              4,009
Treasury stock acquired..............................     (471)   (1,321)              (613)
Dividends paid.......................................     (147)     (145)              (152)
Long-term debt, issued...............................      992     1,248              1,037
Short-term debt, issued..............................      249        --                 --
                                                       -------   -------            -------
     Net cash provided by (used in) financing
       activities....................................      623      (218)             4,281
                                                       -------   -------            -------
Change in cash and cash equivalents..................   (2,969)    2,970                 11
Cash and cash equivalents, beginning of period.......    2,981        11                 --
                                                       -------   -------            -------
Cash and cash equivalents, end of period.............  $    12   $ 2,981            $    11
                                                       =======   =======            =======
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
     Interest........................................  $   158   $   107            $    63
                                                       =======   =======            =======
     Taxes...........................................  $    28   $    (9)           $    --
                                                       =======   =======            =======

                                 METLIFE, INC.

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN MILLIONS)

                                            FUTURE POLICY
                                           BENEFITS, OTHER
                                             POLICYHOLDER
                                              FUNDS AND
                        DEFERRED POLICY      POLICYHOLDER      POLICYHOLDER   POLICYHOLDER
                          ACQUISITION          DIVIDEND          ACCOUNT       DIVIDENDS      UNEARNED     PREMIUM REVENUE
SEGMENT                      COSTS            OBLIGATION         BALANCES       PAYABLE      REVENUE(1)   AND POLICY CHARGES
-------                 ---------------   ------------------   ------------   ------------   ----------   ------------------
2002
Individual............      $ 8,521            $56,118           $38,832         $  863         $856           $ 5,887
Institutional.........          608             32,516            22,819            162            4             8,869
Reinsurance...........        1,477              3,974             3,413             --           --             2,005
Auto & Home...........          175              2,673                --             --           --             2,828
Asset Management......           --                 --                --             --           --                --
International.........          945              3,919             1,959              5           47             1,655
Corporate & Other.....            1             (1,818)             (193)            --           --               (19)
                            -------            -------           -------         ------         ----           -------
                            $11,727            $97,382           $66,830         $1,030         $907           $21,225
                            =======            =======           =======         ======         ====           =======
2001
Individual............      $ 8,757            $52,468           $34,945         $  874         $855           $ 5,823
Institutional.........          509             30,944            20,964            167            2             7,880
Reinsurance...........        1,196              3,129             2,298             --           --             1,762
Auto & Home...........          179              2,610                --             --           --             2,755
Asset Management......           --                 --                --             --           --                --
International.........          525              2,696               718              5           20               884
Corporate & Other.....            1               (811)               (2)            --           --                (3)
                            -------            -------           -------         ------         ----           -------
                            $11,167            $91,036           $58,923         $1,046         $877           $19,101
                            =======            =======           =======         ======         ====           =======
2000
Individual............      $ 8,610            $50,940           $32,242         $  867         $796           $ 5,894
Institutional.........          446             30,739            18,719            211            4             7,447
Reinsurance...........        1,030              2,927             2,129             --           --             1,450
Auto & Home...........          176              2,559                --             --           --             2,636
Asset Management......           --                 --                --             --           --                --
International.........          354              1,423             1,008              4           25               713
Corporate & Other.....            2             (1,166)               (3)            --           --                (3)
                            -------            -------           -------         ------         ----           -------
                            $10,618            $87,422           $54,095         $1,082         $825           $18,137
                            =======            =======           =======         ======         ====           =======

---------------

(1) Amounts are included in Future Policy Benefits and Other Policyholder Funds.

                                 METLIFE, INC.

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                             (DOLLARS IN MILLIONS)

                                                                              AMORTIZATION OF
                                                         AMORTIZATION OF      DEFERRED POLICY
                                                         DEFERRED POLICY     ACQUISITION COSTS                  PREMIUMS
                       INVESTMENT     POLICYHOLDER      ACQUISITION COSTS     CHARGED AGAINST       OTHER       WRITTEN
                        INCOME,       BENEFITS AND         CHARGED TO         NET INVESTMENT      OPERATING    (EXCLUDING
SEGMENT                   NET       INTEREST CREDITED    OTHER EXPENSES       GAINS (LOSSES)      EXPENSES       LIFE)
-------                ----------   -----------------   -----------------   -------------------   ---------    ----------
2002
Individual...........   $ 6,259          $ 7,013             $  744                $ 10            $3,655        $   --
Institutional........     3,928           10,271                 61                  --             1,585            --
Reinsurance..........       421            1,700                275                  (5)              369            --
Auto & Home..........       177            2,019                431                  --               362         2,866
Asset Management.....        59               --                 --                  --               211            --
International........       461            1,467                128                  --               414           127
Corporate & Other....        24                3                 --                  --               768            --
                        -------          -------             ------                ----            ------        ------
                        $11,329          $22,473             $1,639                $  5            $7,364        $2,993
                        =======          =======             ======                ====            ======        ======
2001
Individual...........   $ 6,188          $ 7,131             $  633                $ 21            $3,881        $   --
Institutional........     3,966            9,937                 64                  --             1,941            --
Reinsurance..........       390            1,606                220                   4               295            --
Auto & Home..........       200            2,121                432                  --               368         2,779
Asset Management.....        71               --                 --                  --               252            --
International........       267              740                 64                  --               301           102
Corporate & Other....       173                3                 --                  --               657            --
                        -------          -------             ------                ----            ------        ------
                        $11,255          $21,538             $1,413                $ 25            $7,695        $2,881
                        =======          =======             ======                ====            ======        ======
2000
Individual...........   $ 6,108          $ 6,734             $  723                $(95)           $4,031        $   --
Institutional........     3,712            9,268                 76                  --             1,562            --
Reinsurance..........       379            1,205                207                  --               327            --
Auto & Home..........       194            2,005                422                  --               405         2,686
Asset Management.....        90               --                 --                  --               784            --
International........       254              618                 50                  --               601           268
Corporate & Other....       287               (2)                --                  --               689            --
                        -------          -------             ------                ----            ------        ------
                        $11,024          $19,828             $1,478                $(95)           $8,399(1)     $2,954
                        =======          =======             ======                ====            ======        ======

(1) Includes demutualization costs of $230 million and payments to Canadian policyholders of $327 million in 2000.

                                 METLIFE, INC.

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN MILLIONS)

                                                                                            % AMOUNT
                                                                                            ASSUMED
                                          GROSS AMOUNT    CEDED     ASSUMED    NET AMOUNT    TO NET
                                          ------------   --------   --------   ----------   --------
2002
Life insurance in-force.................   $2,426,970    $572,931   $825,831   $2,679,870     30.8%
                                           ==========    ========   ========   ==========
Insurance Premium:
Life insurance..........................   $   12,254    $  1,931   $  2,756   $   13,079     21.1%
Accident and health.....................        3,198         286        140        3,052      4.6%
Property and casualty insurance.........        2,940         107        122        2,955      4.1%
                                           ----------    --------   --------   ----------
     Total insurance premium............   $   18,392    $  2,324   $  3,018   $   19,086     15.8%
                                           ==========    ========   ========   ==========

                                                                                            % AMOUNT
                                                                                            ASSUMED
                                          GROSS AMOUNT    CEDED     ASSUMED    NET AMOUNT    TO NET
                                          ------------   --------   --------   ----------   --------
2001
Life insurance in-force.................   $2,110,254    $360,830   $669,917   $2,419,341     27.7%
                                           ==========    ========   ========   ==========
Insurance Premium:
Life insurance..........................   $   11,057    $  1,641   $  2,195   $   11,611     18.9%
Accident and health.....................        2,906         317        155        2,744      5.6%
Property and casualty insurance.........        2,369          69        557        2,857     19.5%
                                           ----------    --------   --------   ----------
     Total insurance premium............   $   16,332    $  2,027   $  2,907   $   17,212     16.9%
                                           ==========    ========   ========   ==========

                                                                                            % AMOUNT
                                                                                            ASSUMED
                                          GROSS AMOUNT    CEDED     ASSUMED    NET AMOUNT    TO NET
                                          ------------   --------   --------   ----------   --------
2000
Life insurance in-force.................   $1,967,481    $363,038   $604,780   $2,209,223     27.4%
                                           ==========    ========   ========   ==========
Insurance Premium:
Life insurance..........................   $   11,049    $  1,894   $  2,069   $   11,224     18.4%
Accident and health.....................        2,542         318        153        2,377      6.4%
Property and casualty insurance.........        2,070          50        696        2,716     25.6%
                                           ----------    --------   --------   ----------
     Total insurance premium............   $   15,661    $  2,262   $  2,918   $   16,317     17.9%
                                           ==========    ========   ========   ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York on the 19th day of March, 2003.

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

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----



       /s/ ROBERT H. BENMOSCHE           Chairman of the Board, President      March 19, 2003
-------------------------------------       and Chief Executive Officer
         Robert H. Benmosche

       /s/ CURTIS H. BARNETTE                        Director                  March 19, 2003
-------------------------------------
         Curtis H. Barnette

          /s/ GERALD CLARK                Vice Chairman of the Board and       March 19, 2003
-------------------------------------        Chief Investment Officer
            Gerald Clark

        /s/ JOHN C. DANFORTH                         Director                  March 19, 2003
-------------------------------------
          John C. Danforth

       /s/ BURTON A. DOLE, JR.                       Director                  March 19, 2003
-------------------------------------
         Burton A. Dole, Jr.

        /s/ JAMES R. HOUGHTON                        Director                  March 19, 2003
-------------------------------------
          James R. Houghton

                                                     Director
-------------------------------------
           Harry P. Kamen

        /s/ HELENE L. KAPLAN                         Director                  March 19, 2003
-------------------------------------
          Helene L. Kaplan

       /s/ CATHERINE R. KINNEY                       Director                  March 19, 2003
-------------------------------------
         Catherine R. Kinney

       /s/ CHARLES M. LEIGHTON                       Director                  March 19, 2003
-------------------------------------
         Charles M. Leighton

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----

        /s/ STEWART G. NAGLER             Vice Chairman of the Board and       March 19, 2003
-------------------------------------         Chief Financial Officer
          Stewart G. Nagler

       /s/ JOHN J. PHELAN, JR.                       Director                  March 19, 2003
-------------------------------------
         John J. Phelan, Jr.

          /s/ HUGH B. PRICE                          Director                  March 19, 2003
-------------------------------------
            Hugh B. Price

     /s/ WILLIAM C. STEERE, JR.                      Director                  March 19, 2003
-------------------------------------
       William C. Steere, Jr.

       /s/ VIRGINIA M. WILSON          Senior Vice President and Controller    March 19, 2003
-------------------------------------
         Virginia M. Wilson

                           SECTION 302 CERTIFICATION

     I, Robert H. Benmosche, Chief Executive Officer of MetLife, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-K of MetLife, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
                                          /s/ ROBERT H. BENMOSCHE
                                          --------------------------------------
                                          Robert H. Benmosche
                                          Chairman, President and Chief
                                          Executive Officer

                           SECTION 302 CERTIFICATION

     I, Stewart G. Nagler, Chief Financial Officer of MetLife, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-K of MetLife, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
                                          /s/ STEWART G. NAGLER
                                          --------------------------------------
                                          Stewart G. Nagler
                                          Vice Chairman and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
  2.1     --   Plan of Reorganization (Incorporated by reference to Exhibit
               2.1 to MetLife, Inc.'s Registration Statement on Form S-1
               (No. 333-91517) (the "S-1 Registration Statement")).........
  2.2     --   Amendment to Plan of Reorganization dated as of March 9,
               2000 (Incorporated by reference to Exhibit 2.2 to the S-1
               Registration Statement).....................................
  3.1     --   Amended and Restated Certificate of Incorporation of
               MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to
               MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
               year ended December 31, 2000 (the "2000 Annual Report"))....
  3.2     --   Amended and Restated By-Laws of MetLife, Inc. (Incorporated
               by reference to Exhibit 3.2 to the 2000 Annual Report)......
  4.1     --   Indenture dated as of November 9, 2001 between MetLife, Inc.
               and Bank One Trust Company, N.A. relating to Senior Debt
               Securities (Incorporated by reference to Exhibit 4.1 to
               MetLife, Inc.'s Current Report on Form 8-K dated November
               28, 2001 (the "2001 Form 8-K")).............................
  4.2     --   First Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
               relating to the 5.25% Senior Notes due December 1, 2006
               (Incorporated by reference to Exhibit 4.2 to the 2001 Form
               8-K)........................................................
  4.3     --   Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
               relating to the 6.125% Senior Notes due December 1, 2011
               (Incorporated by reference to Exhibit 4.3 to the 2001 Form
               8-K)........................................................
  4.4     --   Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
               relating to the 5.375% Senior Notes due December 15, 2012
               (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s
               Current Report on Form 8-K dated December 17, 2002 (the
               "2002 Form 8-K"))...........................................
  4.5     --   Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
               relating to the 6.50% Senior Notes due December 15, 2032
               (Incorporated by reference to Exhibit 4.2 to the 2002 Form
               8-K)........................................................
  4.6     --   Form of Subordinated Indenture (Incorporated by reference to
               Exhibit 4.2 to MetLife, Inc.'s, MetLife Capital Trust II's
               and MetLife Capital Trust III's Registration Statement on
               Form S-3 (Nos. 333-61282, 333-61282-01 and 333-61282-02)
               (the "S-3 Registration Statement")..........................
  4.7     --   Form of 5.25% Senior Note due December 1, 2006 (Included in
               Exhibit 4.2 incorporated by reference to Exhibit 4.2 to the
               2001 Form 8-K)..............................................
  4.8     --   Form of 6.125% Senior Note due December 1, 2011 (Included in
               Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the
               2001 Form 8-K)..............................................
  4.9     --   Form of 5.375% Senior Note due December 15, 2012 (Included
               in Exhibit 4.4 incorporated by reference to Exhibit 4.1 to the 2002 Form 8-K)..........................................
  4.10    --   Form of 6.50% Senior Note due December 15, 2032 (Included in
               Exhibit 4.5 incorporated by reference to Exhibit 4.2 to the
               2002 Form 8-K)..............................................
  4.11    --   Certificate of Trust of MetLife Capital Trust II
               (Incorporated by reference to Exhibit 4.6 to the S-3
               Registration Statement).....................................
  4.12    --   Certificate of Trust of MetLife Capital Trust III
               (Incorporated by reference to Exhibit 4.7 to the S-3
               Registration Statement).....................................
  4.13    --   Declaration of Trust of MetLife Capital Trust II
               (Incorporated by reference to Exhibit 4.8 to the S-3
               Registration Statement).....................................
  4.14    --   Declaration of Trust of MetLife Capital Trust III
               (Incorporated by reference to Exhibit 4.9 to the S-3
               Registration Statement).....................................
  4.15    --   Form of Amended and Restated Declaration of Trust of MetLife
               Capital Trust II (Incorporated by reference to Exhibit 4.10 to the S-3 Registration Statement)..........................

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
  4.16    --   Form of Amended and Restated Declaration of Trust of MetLife
               Capital Trust III (Incorporated by reference to Exhibit 4.11 to the S-3 Registration Statement)..........................
  4.17    --   Form of Trust Preferred Security Certificate of MetLife
               Capital Trust II (Included in Exhibit 4.11 incorporated by reference to Exhibit 4.10 to the S-3 Registration
               Statement)..................................................
  4.18    --   Form of Trust Preferred Security Certificate of MetLife
               Capital Trust III (Included in Exhibit 4.12 incorporated by reference to Exhibit 4.11 to the S-3 Registration
               Statement)..................................................
  4.19    --   Form of Trust Preferred Securities Guarantee Agreement for
               MetLife Capital Trust II (Incorporated by reference to
               Exhibit 4.14 to the S-3 Registration Statement).............
  4.20    --   Form of Trust Preferred Securities Guarantee Agreement for
               MetLife Capital Trust III (Incorporated by reference to
               Exhibit 4.15 to the S-3 Registration Statement).............
  4.21    --   Form of Common Securities Guarantee Agreement for MetLife
               Capital Trust II (Incorporated by reference to Exhibit 4.16 to the S-3 Registration Statement)..........................
  4.22    --   Form of Common Securities Guarantee Agreement for MetLife
               Capital Trust III (Incorporated by reference to Exhibit 4.17 to the S-3 Registration Statement)..........................
  4.23    --   Form of Certificate for Common Stock, par value $0.01 per
               share (Incorporated by reference to Exhibit 4.1 to the S-1
               Registration Statement).....................................
  4.24    --   Indenture between MetLife, Inc. and The Bank of New York, as trustee, relating to the debt securities (Incorporated by
               reference to Exhibit 4.2 to the 2000 Annual Report).........
  4.25    --   First Supplemental Indenture between MetLife, Inc. and The
               Bank of New York, as trustee, relating to the Debentures
               (Incorporated by reference to Exhibit 4.3 to the 2000 Annual
               Report).....................................................
  4.26    --   Certificate of Trust of MetLife Capital Trust I
               (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.'s and MetLife Capital Trust I's Registration Statement on Form
               S-1 (Nos. 333-32074 and 333-32074-01) (the "Trust
               Registration Statement")....................................
  4.27    --   Declaration of Trust of MetLife Capital Trust I
               (Incorporated by reference to Exhibit 4.4 to the Trust
               Registration Statement).....................................
  4.28    --   Amended and Restated Declaration of Trust of MetLife Capital
               Trust I (Incorporated by reference to Exhibit 4.6 to the
               2000 Annual Report).........................................
  4.29    --   Capital Securities Guarantee Agreement for MetLife Capital
               Trust I (Incorporated by reference to Exhibit 4.7 to the
               2000 Annual Report).........................................
  4.30    --   Capital Security Certificate of MetLife Capital Trust I
               (Included in Exhibit 4.24 incorporated by reference to
               Exhibit 4.6 to the 2000 Annual Report)......................
  4.31    --   Purchase Contract Agreement (Incorporated by reference to
               Exhibit 4.9 to the 2000 Annual Report)......................
  4.32    --   Pledge Agreement (Incorporated by reference to Exhibit 4.10 to the 2000 Annual Report)..................................
  4.33    --   Form of Debenture (Included in Exhibit 4.21 incorporated by reference to Exhibit 4.3 to the 2000 Annual Report).........
  4.34    --   Form of Normal Unit (Included in Exhibit 4.27 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
  4.35    --   Form of Stripped Unit (Included in Exhibit 4.27 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
  4.36    --   Common Securities Guarantee Agreement (Incorporated by
               reference to Exhibit 4.14 to the 2000 Annual Report)........
 10.1     --   Form of Amended and Restated Employment Continuation
               Agreement with Messrs. Benmosche, Nagler and Clark
               (Incorporated by reference to Exhibit 10.8 to MetLife,
               Inc.'s Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001 (the "2001 Annual Report"))*..............

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
 10.2     --   Form of Amended and Restated Employment Continuation
               Agreement with Messrs. Beller, Henrikson and Toppeta
               (Incorporated by reference to Exhibit 10.9 to the 2001
               Annual Report)*.............................................
 10.3     --   Rights Agreement (Incorporated by reference to Exhibit 10.6 to the 2000 Annual Report)..................................
 10.4     --   MetLife, Inc. 2000 Stock Incentive Plan, as amended and
               restated March 28, 2000 (Incorporated by reference to
               Exhibit 10.7 to the S-1 Registration Statement)*............
 10.5     --   MetLife, Inc. 2000 Stock Incentive Plan, as amended
               effective February 8, 2002 (Incorporated by reference to
               Exhibit 10.13 to the 2001 Annual Report)*...................
 10.6     --   Form of Management Stock Option Agreement (Incorporated by
               reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2002 (the
               "Second Quarter 2002 10-Q"))*...............................
 10.7     --   Form of Director Stock Option Agreement (Incorporated by
               reference to Exhibit 10.3 to the Second Quarter 2002
               10-Q)*......................................................
 10.8     --   MetLife, Inc. 2000 Directors Stock Plan, as amended and
               restated March 28, 2000 (Incorporated by reference to
               Exhibit 10.8 to the S-1 Registration Statement)*............
 10.9     --   MetLife, Inc. 2000 Directors Stock Plan, as amended
               effective February 8, 2002 (Incorporated by reference to
               Exhibit 10.16 to the 2001 Annual Report)*...................
 10.10    --   Amended and Restated Employment Continuation Agreement with
               Ms. Rein (Incorporated by reference to Exhibit 10.17 to the
               2001 Annual Report)*........................................
 10.11    --   Separation Agreement, Waiver and General Release dated July
               16, 2002 by and between Metropolitan Life Insurance Company and James M. Benson (Incorporated by reference to Exhibit
               10.3 to MetLife, Inc.'s Quarterly Report on Form 10-Q for
               the quarter ended September 30, 2002 (the "Third Quarter
               2002 10-Q")*................................................
 10.12    --   Policyholder Trust Agreement (Incorporated by reference to
               Exhibit 10.12 to the S-1 Registration Statement)............
 10.13    --   Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between Stockwood
               Reinsurance Company, Ltd. and Metropolitan Life Insurance
               Company (Incorporated by reference to Exhibit 10.13 to the
               S-1 Registration Statement).................................
 10.14    --   Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between European
               Reinsurance Corporation of America and Metropolitan Life
               Insurance Company (Incorporated by reference to Exhibit
               10.14 to the S-1 Registration Statement)....................
 10.15    --   Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between Granite State
               Insurance Company and Metropolitan Life Insurance Company
               (Incorporated by reference to Exhibit 10.16 to the S-1
               Registration Statement).....................................
 10.16    --   Amended and Restated Aggregate Excess of Loss Reinsurance
               Agreement, dated as of March 1, 2000 between American
               International Life Assurance Company of New York and
               Metropolitan Life Insurance Company (Incorporated by
               reference to Exhibit 10.1 to the MetLife, Inc. Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2000
               (the "First Quarter 2000 10-Q"))............................
 10.17    --   Amended and Restated Aggregate Excess of Loss Reinsurance
               Agreement, dated as of March 1, 2000, between Stockwood
               Reinsurance Company, Ltd. and Metropolitan Life Insurance
               Company (Incorporated by reference to Exhibit 10.2 to the
               First Quarter 2000 10-Q)....................................
 10.18    --   Five-Year Credit Agreement, dated as of April 27, 1998, and as amended as of April 26, 1999, among Metropolitan Life
               Insurance Company, MetLife Funding, Inc. and the other
               parties signatory thereto (Incorporated by reference to
               Exhibit 10.18 to the S-1 Registration Statement)............
 10.19    --   Amendment No. 2, dated as of June 30, 2000, to the Five Year
               Credit Agreement, among Metropolitan Life Insurance Company,
               MetLife Funding, Inc. and the other parties signatory
               thereto (Incorporated by reference to Exhibit 10.20 to the
               2000 Annual Report).........................................

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
 10.20    --   Credit Agreement, dated as of April 23, 2002, among MetLife,
               Inc., Metropolitan Life Insurance Company, MetLife Funding,
               Inc. and other parties signatory thereto (Incorporated by
               reference to Exhibit 10.1 to the Second Quarter 2002
               10-Q).......................................................
 10.21    --   Stipulation of Settlement, as amended, relating to
               Metropolitan Life Insurance Company Sales Practices
               Litigation (Incorporated by reference to Exhibit 10.21 to
               the S-1 Registration Statement).............................
 10.22    --   Regulatory Settlement Agreement dated as of August 29, 2002, by and between Metropolitan Life Insurance Company and the
               State of New York Insurance Department, along with the
               insurance regulators of each of the states of the United
               States and of the District of Columbia that adopt, approve and agree to the Regulatory Settlement Agreement
               (Incorporated by reference to Exhibit 10.1 to the Third
               Quarter 2002 10-Q)..........................................
 10.23    --   Stipulation of Settlement dated August 29, 2002, by and
               between Thompson et al., as Plaintiffs in their individual and representative capacities, and Metropolitan Life
               Insurance Company, as Defendant (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2002 10-Q).............
 10.24    --   Long Term Performance Compensation Plan (for performance
               periods starting on or after April 1, 2001, as amended)*....
 10.25    --   Long Term Performance Compensation Plan (for performance
               periods starting on or after January 1, 2000) (Incorporated by reference to Exhibit 10.24 to the S-1 Registration
               Statement)*.................................................
 10.26    --   Long Term Performance Compensation Plan (for performance
               periods starting on or after January 1, 1999) (Incorporated by reference to Exhibit 10.25 to the S-1 Registration
               Statement)*.................................................
 10.27    --   Annual Variable Incentive Plan (for performance periods
               starting on or after January 1, 2003)*......................
 10.28    --   Annual Variable Incentive Plan (for performance periods
               starting on or after January 1, 2000) (Incorporated by
               reference to Exhibit 10.28 to the S-1 Registration
               Statement)*.................................................
 10.29    --   Metropolitan Life Auxiliary Savings and Investment Plan,
               restated effective through August 15, 1998 (Incorporated by reference to Exhibit 10.31 to the S-1 Registration
               Statement)*.................................................
 10.30    --   Amendment to the Metropolitan Life Auxiliary Savings and
               Investment Plan, effective September 11, 2001 (Incorporated by reference to Exhibit 10.38 to the 2001 Annual Report)*...
 10.31    --   Amendment to the Metropolitan Life Auxiliary Savings and
               Investment Plan, effective November 8, 2002*................
 10.32    --   Amendment to the Metropolitan Life Auxiliary Savings and
               Investment Plan, effective January 1, 2003*.................
 10.33    --   Amendment to the Metropolitan Life Auxiliary Savings and
               Investment Plan, effective January 1, 2003*.................
 10.34    --   Metropolitan Life Supplemental Auxiliary Savings and
               Investment Plan (as amended and restated as of September 1,
               1998) and Amendment thereto (Incorporated by reference to
               Exhibit 10.32 to the S-1 Registration Statement)*...........
 10.35    --   Amendment to the Metropolitan Life Supplemental Auxiliary
               Savings and Investment Plan (Incorporated by reference to
               Exhibit 10.60 to the 2000 Annual Report)*...................
 10.36    --   Amendment to the Metropolitan Life Supplemental Auxiliary
               Savings and Investment Plan, effective September 11, 2001
               (Incorporated by reference to Exhibit 10.40 to the 2001
               Annual Report)*.............................................
 10.37    --   Amendment to the Metropolitan Life Supplemental Auxiliary
               Savings and Investment Plan, effective January 1, 2003*.....

EXHIBIT                                                                      PAGE
  NO.                                  DESCRIPTION                           NO.
-------                                -----------                           ----
 10.38    --   Amendment to the Metropolitan Life Supplemental Auxiliary
               Savings and Investment Plan, effective January 1, 2003*.....
 10.39    --   New England Life Insurance Company Select Employees
               Supplemental 401(k) Plan, as amended and restated effective
               January 1, 2000 (Incorporated by reference to Exhibit 10.37 to the S-1 Registration Statement)*.........................
 10.40    --   The New England Life Insurance Company Senior Executive
               Nonqualified Elective Deferral Plan, effective January 1,
               1998 (Incorporated by reference to Exhibit 10.40 to the S-1
               Registration Statement)*....................................
 10.41    --   Amendment (excerpt) to The New England Life Insurance
               Company Senior Executive Nonqualified Elective Deferral
               Plan, effective January 1, 1999 (Incorporated by reference to Exhibit 10.50 to the 2001 Annual Report)*................
 10.42    --   Form of Capital Note (Incorporated by reference to Exhibit
               10.44 to the S-1 Registration Statement)....................
 10.43    --   1993 Fiscal Agency Agreement between Metropolitan Life
               Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 1, 1993 (Incorporated by reference to Exhibit
               10.45 to the S-1 Registration Statement)....................
 10.44    --   1995 Fiscal Agency Agreement between Metropolitan Life
               Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 13, 1995 (Incorporated by reference to
               Exhibit 10.46 to the S-1 Registration Statement)............
 10.45    --   Fiscal Agency Agreement between New England Mutual Life
               Insurance Company and The First National Bank of Boston,
               dated as of February 10, 1994 (Incorporated by reference to
               Exhibit 10.47 to the S-1 Registration Statement)............
 10.46    --   Fiscal Agency Agreement between General American Life
               Insurance Company and The Bank of New York, dated as of
               January 24, 1994 (Incorporated by reference to Exhibit 10.48 to the S-1 Registration Statement)..........................
 10.47    --   Amended and Restated Employment Continuation Agreement with
               Ms. Weber (Incorporated by reference to Exhibit 10.58 to the
               2001 Annual Report)*........................................
 10.48    --   Amended and Restated Employment Continuation Agreement with
               Mr. Cavanagh*...............................................
 10.49    --   MetLife Deferred Compensation Plan for Officers, as amended and restated effective October 22, 2002 (Incorporated by
               reference to Exhibit 10.4 to the Third Quarter 2002
               10-Q)*......................................................
 10.50    --   MetLife Deferred Compensation Plan 2003 for Outside
               Directors, effective January 1, 2003*.......................
 10.51    --   MetLife Deferred Compensation Plan 2002 for Outside
               Directors (Incorporated by reference to Exhibit 10.62 to the
               2001 Annual Report)*........................................
 10.52    --   General American Life Insurance Company Directors' Deferred
               Savings Plan for Non-Employee Directors 2002 (Incorporated
               by reference to Exhibit 10.67 to the 2001 Annual Report)*...
 10.53    --   MetLife Auxiliary Pension Plan, effective January 1,
               2003*.......................................................
 10.54    --   Amendment to the MetLife Auxiliary Pension Plan, effective
               January 1, 2003*............................................
 21.1     --   Subsidiaries of the Registrant..............................
 23.1     --   Consent of Deloitte & Touche LLP............................

---------------

* Indicates management contracts or compensatory plans or arrangements.