Form 10-Q
period 2003-03-31
METLIFE INC
filed 2003-05-14
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ________________

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

YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [ ]

At May 12, 2003, 700,372,411 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.............................................    4

  Unaudited Interim Condensed Consolidated Balance Sheets at
    March 31, 2003 and December 31, 2002...................................    4

  Unaudited Interim Condensed Consolidated Statements of Income
    for the three months ended March 31, 2003 and 2002.....................    5

  Unaudited Interim Condensed Consolidated Statement of
    Stockholders' Equity for the three months ended March 31, 2003.........    6

 Unaudited Interim Condensed Consolidated Statements of Cash
   Flows for the three months ended March 31, 2003 and 2002................    7

 Notes to Unaudited Interim Condensed Consolidated Financial Statements....    8

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS...............................................   29

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   74

 ITEM 4. CONTROLS AND PROCEDURES...........................................   74

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS................................................   74

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................   77

  Signatures...............................................................   78

  Chief Executive Officer and Chief Financial Officer Certifications.......   79

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.

             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003           2002
                                                                  ----           ----
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $136,235 and $133,152, respectively)      $ 144,610       $ 140,553
  Equity securities, at fair value (cost: $1,215 and
    $1,303, respectively)                                          1,205           1,348
  Mortgage loans on real estate                                   25,046          25,086
  Policy loans                                                     8,615           8,580
  Real estate and real estate joint ventures
    held-for-investment                                            4,541           4,566
  Real estate held-for-sale                                           28             159
  Other limited partnership interests                              2,299           2,395
  Short-term investments                                           3,188           1,921
  Other invested assets                                            3,948           3,727
                                                               ---------       ---------
    Total investments                                            193,480         188,335
Cash and cash equivalents                                          4,938           2,323
Accrued investment income                                          2,179           2,088
Premiums and other receivables                                     7,968           7,669
Deferred policy acquisition costs                                 11,889          11,727
Other assets                                                       5,784           5,550
Separate account assets                                           60,620          59,693
                                                               ---------       ---------
    Total assets                                               $ 286,858       $ 277,385
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Future policy benefits                                       $  90,686       $  89,815
  Policyholder account balances                                   69,060          66,830
  Other policyholder funds                                         6,093           5,685
  Policyholder dividends payable                                   1,032           1,030
  Policyholder dividend obligation                                 2,058           1,882
  Short-term debt                                                  2,441           1,161
  Long-term debt                                                   5,481           4,425
  Current income taxes payable                                       616             769
  Deferred income taxes payable                                    1,954           1,625
  Payables under securities loaned transactions                   19,566          17,862
  Other liabilities                                                8,935           7,958
  Separate account liabilities                                    60,620          59,693
                                                               ---------       ---------
    Total liabilities                                            268,542         258,735
                                                               ---------       ---------

Commitments, contingencies and guarantees (Note 7)

Company-obligated mandatorily redeemable securities
  of subsidiary trusts                                               277           1,265
                                                               ---------       ---------
Stockholders' Equity:
Preferred stock, par value $0.01 per share;
  200,000,000 shares authorized; none issued                          --              --
Series A junior participating preferred stock                         --              --
Common stock, par value $0.01 per share;
  3,000,000,000 shares authorized;
  786,766,664 shares issued at March 31, 2003
  and December 31, 2002; 700,367,236 shares
  outstanding at March 31, 2003 and
  700,278,412 shares outstanding at
  December 31, 2002                                                    8               8
Additional paid-in capital                                        14,952          14,968
Retained earnings                                                  3,169           2,807
Treasury stock, at cost; 86,399,428 shares at
  March 31, 2003 and 86,488,252 shares at
  December 31, 2002                                               (2,402)         (2,405)
Accumulated other comprehensive income                             2,312           2,007
                                                               ---------       ---------
    Total stockholders' equity                                    18,039          17,385
                                                               ---------       ---------
    Total liabilities and stockholders' equity                 $ 286,858       $ 277,385
                                                               =========       =========

                           SEE ACCOMPANYING NOTES TO
         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              --------------------
                                                                2003          2002
                                                              -------       -------
REVENUES
Premiums                                                      $ 4,838       $ 4,481
Universal life and investment-type product policy fees            566           457
Net investment income                                           2,897         2,762
Other revenues                                                    298           367
Net investment losses (net of amounts allocated from
  other accounts of ($38) and ($13), respectively)               (222)          (92)
                                                              -------       -------
    Total revenues                                              8,377         7,975
                                                              -------       -------

EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment losses
  of ($28) and ($7), respectively)                              4,953         4,618
Interest credited to policyholder account balances                747           714
Policyholder dividends                                            503           497
Other expenses (excludes amounts directly related to
  net investment losses of ($10) and ($6), respectively)        1,749         1,653
                                                              -------       -------
    Total expenses                                              7,952         7,482
                                                              -------       -------
Income from continuing operations before provision for
  income taxes                                                    425           493
Provision for income taxes                                        121           186
                                                              -------       -------
Income from continuing operations                                 304           307
Income from discontinued operations, net of income taxes           58            17
                                                              -------       -------
Income before cumulative effect of change in accounting           362           324
Cumulative effect of change in accounting                          --             5
                                                              -------       -------
Net income                                                    $   362       $   329
                                                              =======       =======
Income from continuing operations available to common
  shareholders per share
  Basic                                                       $  0.40       $  0.43
                                                              =======       =======
  Diluted                                                     $  0.39       $  0.42
                                                              =======       =======
Net income available to common shareholders per share
  Basic                                                       $  0.49       $  0.46
                                                              =======       =======
  Diluted                                                     $  0.47       $  0.44
                                                              =======       =======

                           SEE ACCOMPANYING NOTES TO
         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               METLIFE, INC.

   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED MARCH 31, 2003

                          (DOLLARS IN MILLIONS)

                                                                                              Accumulated Other
                                                                                            Comprehensive Income
                                                                                            --------------------
                                                                                        Net       Foreign      Minimum
                                                    Additional            Treasury   Unrealized   Currency     Pension
                                           Common    Paid-in    Retained    Stock    Investment  Translation  Liability
                                            Stock    Capital    Earnings   at Cost     Gains     Adjustment   Adjustment    Total
                                            -----    -------    --------   -------     -----     ----------   ----------    -----
Balance at December 31, 2002              $      8   $ 14,968   $  2,807  $ (2,405)   $  2,282    $   (229)    $    (46)   $ 17,385
Stock grants and issuance of
  stock options                                             5                    3                                                8
Premium on conversion of
  company-obligated mandatorily
  redeemable securities of a
  subsidiary trust                                        (21)                                                                  (21)
Comprehensive income:
  Net income                                                         362                                                        362
  Other comprehensive income:
    Unrealized gains on
      derivative instruments,
      net of income taxes                                                                    2                                    2
    Unrealized investment gains,
      net of related offsets,
      reclassification adjustments
      and income taxes                                                                     298                                  298
    Foreign currency translation
      adjustments                                                                                       14                       14
    Minimum pension liability adjustment                                                                             (9)         (9)
                                                                                                                           --------
    Other comprehensive income                                                                                                  305
                                                                                                                           --------
  Comprehensive income                                                                                                          667
                                          --------   --------   --------  --------    --------    --------     --------    --------
Balance at March 31, 2003                 $      8   $ 14,952   $  3,169  $ (2,402)   $  2,582    $   (215)    $    (55)   $ 18,039
                                          ========   ========   ========  ========    ========    ========     ========    ========

                            SEE ACCOMPANYING NOTES TO
         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                              (DOLLARS IN MILLIONS)

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                      ---------------
                                                                    2003           2002
                                                                  --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  1,175       $    667
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities                                                16,166         14,754
    Equity securities                                                   90          1,601
    Mortgage loans on real estate                                      723            589
    Real estate and real estate joint ventures                         223             49
    Other limited partnership interests                                113             26
  Purchases of:
    Fixed maturities                                               (18,410)       (20,471)
    Equity securities                                                   (8)           (21)
    Mortgage loans on real estate                                     (646)          (680)
    Real estate and real estate joint ventures                         (66)           (55)
    Other limited partnership interests                                (48)           (82)
  Net change in short-term investments                              (1,271)        (1,206)
  Net change in payable under securities loaned transactions         1,704          1,004
  Other, net                                                          (316)          (396)
                                                                  --------       --------
Net cash used in investing activities                               (1,746)        (4,888)
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits                                                         7,148          6,163
    Withdrawals                                                     (5,271)        (5,148)
  Net change in short-term debt                                      1,298            191
  Long-term debt issued                                                 19             --
  Long-term debt repaid                                                 (8)          (194)
  Treasury stock acquired                                               --           (240)
                                                                  --------       --------
Net cash provided by financing activities                            3,186            772
                                                                  --------       --------
Change in cash and cash equivalents                                  2,615         (3,449)
Cash and cash equivalents, beginning of period                       2,323          7,473
                                                                  --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  4,938       $  4,024
                                                                  ========       ========


Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                                      $     63       $     66
                                                                  ========       ========
    Income taxes                                                  $    189       $    (41)
                                                                  ========       ========
  Non-cash transactions during the period:
    Purchase money mortgage on real estate sale                   $     50       $     --
                                                                  ========       ========
    MetLife Capital Trust I transactions                          $  1,037       $     --
                                                                  ========       ========
    Real estate acquired in satisfaction of debt                  $     --       $     17
                                                                  ========       ========

                           SEE ACCOMPANYING NOTES TO
         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

BUSINESS

      MetLife, Inc. (the "Holding Company") and its subsidiaries (together with the Holding Company, "MetLife" or the "Company") is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The Company offers life insurance, annuities, automobile and property insurance and mutual funds to individuals, as well as group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

BASIS OF PRESENTATION

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most significant estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) the fair value of derivatives; (iv) the amortization of deferred policy acquisition costs; (v) the liability for future policyholder benefits; (vi) the liability for litigation matters; and
(vii) accounting for reinsurance transactions, derivatives and employee benefit plans. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from those estimates.

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has a majority voting interest; and (iii) variable interest entities entered into or modified after January 31, 2003 of which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 6. Intercompany accounts and transactions have been eliminated.

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

      Minority interest related to consolidated entities included in other liabilities was $507 million and $491 million at March 31, 2003 and December 31, 2002, respectively.

      Certain amounts in the prior period's unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2003, its consolidated results of operations and its consolidated cash flows for the three months ended March 31, 2003 and 2002 in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 included in MetLife, Inc.'s 2002 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

APPLICATION OF ACCOUNTING PRONOUNCEMENTS

      In April 2003, the Financial Accounting Standards Board ("FASB") cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments ("Issue B36"). Issue B36 concluded that a ceding company's funds withheld payable and an assuming company's funds withheld receivable under a modified coinsurance agreement include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003. The Company is in the process of developing an estimate of the impact of the adoption of Issue B36 on its consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS 149 and already effective, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have a significant impact on its unaudited interim condensed consolidated financial statements.

      Effective February 1, 2003, the Company adopted FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities created or acquired on or after February 1, 2003 to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning July 1, 2003. The Company is in the process of assessing the impact of the provisions of FIN 46 on its unaudited interim condensed consolidated financial statements for variable interest entities created or acquired prior to February 1, 2003. The adoption of FIN 46 requires the Company to include disclosures in its unaudited interim condensed consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company's interests in variable interest entities. See Note 5.

      Effective January 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"), which provides guidance on how to apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the unaudited interim condensed consolidated financial statements until the last of those options vest in 2005. See Note 9.

      Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. See Note 7.

      Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). The Company had no such activities in 2003.

      Effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS 145 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for all business combinations and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria. In accordance with SFAS 141, the elimination of $5 million of negative goodwill has been reported in income as a cumulative effect of a change in accounting for the three months ended March 31, 2002.

2. SEPTEMBER 11, 2001 TRAGEDIES

      On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of March 31, 2003, the Company's remaining liability for unpaid and future claims associated with the tragedies was $35 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

      The Company's general account investment portfolios include investments, primarily comprised of fixed maturities, in industries that were originally affected by the tragedies, including airline, other travel, lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The carrying value of the Company's investment portfolio exposed to these industries was approximately $3.3 billion at March 31, 2003.

3. NET INVESTMENT LOSSES

      Net investment gains (losses), including changes in valuation allowances, and related policyholder amounts were as follows:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                           ---------------
                                                        2003            2002
                                                        ----            ----
                                                       (DOLLARS IN MILLIONS)
Fixed maturities                                     $    (149)      $    (165)
Equity securities                                           (5)            192
Mortgage loans on real estate                              (14)            (19)
Real estate and real estate joint ventures (1)               2              (2)
Other limited partnership interests                        (66)            (31)
Derivatives not qualifying for hedge accounting            (34)            (29)
Other                                                        6             (51)
                                                     ---------       ---------
  Total                                                   (260)           (105)
Amounts allocated from:
  Deferred policy acquisition costs                         10               6
  Policyholder dividend obligation                          28               7
                                                     ---------       ---------
    Total net investment losses                      $    (222)      $     (92)
                                                     =========       =========

---------
(1) The amounts presented exclude amounts related to sales of real estate held-for-sale presented as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").

      Investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs to the extent that such amortization results from investment gains and losses; and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

4. DERIVATIVE INSTRUMENTS

      The Company uses derivative instruments to manage risk through one of four principal risk management strategies: (i) the hedging of liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' derivatives use plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards and options, including caps and floors.

      On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify as a hedge, according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, the changes in its fair value are generally reported in net investment gains or losses.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the inception of the hedge and on an ongoing basis in accordance with its risk management policy. The Company generally determines hedge effectiveness based on total changes in fair value of a derivative instrument. The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a hedge instrument; (iv) it is probable that the forecasted transaction will not occur; (v) a hedged firm commitment no longer meets the definition of a firm commitment; or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

      The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                               MARCH 31, 2003                     DECEMBER 31, 2002
                               --------------                     -----------------
                                       FAIR VALUE                             FAIR VALUE
                    NOTIONAL      ---------------------   NOTIONAL      ----------------------
                     AMOUNT       ASSETS    LIABILITIES    AMOUNT       ASSETS     LIABILITIES
                     ------       ------    -----------    ------       ------     -----------
                                            (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value          $ 2,076      $    13      $    88      $   420      $    --      $    64
Cash flow             4,743          100           90        3,520           69           73
Non qualifying       12,169          222          162       13,119          239          183
                    -------      -------      -------      -------      -------      -------
    Total           $18,988      $   335      $   340      $17,059      $   308      $   320
                    =======      =======      =======      =======      =======      =======

      During both the three months ended March 31, 2003 and 2002, the Company recognized net investment income of $3 million from the periodic settlement of interest rate and foreign currency swaps.

      During the three months ended March 31, 2003, the Company recognized $9 million in net investment losses related to qualifying fair value hedges. In addition, $12 million of unrealized gains on fair value hedged investments was recognized in net investment gains and losses. There were no derivatives designated as fair value hedges during the three months ended March 31, 2002. There were no discontinued fair value hedges during the three months ended March 31, 2003 or 2002.

      At March 31, 2003 and December 31, 2002, the net amounts accumulated in other comprehensive income relating to cash flow hedges were net losses of $19 million and $24 million, respectively. During the three months ended March 31, 2003 and 2002, the Company recognized other comprehensive net gains of $7 million and other comprehensive net losses of $12 million, respectively, relating to the effective portion of cash flow hedges. During the three months ended March 31, 2003 and 2002, $2 million and $3 million, respectively, of other comprehensive income was reclassified into net investment income. Approximately $5 million and $29 million of gains reported in accumulated other comprehensive income at March 31, 2003 are expected to be reclassified during the year ending December 31, 2003 into net investment income and net investment gains and losses, respectively, as the underlying investments mature or expire according to their original terms.

      For the three months ended March 31, 2003 and 2002, the Company recognized net investment income of $9 million and $2 million, respectively, and net investment losses of $34 million and $29 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the applicable insurance departments.

5. STRUCTURED INVESTMENT TRANSACTIONS AND VARIABLE INTEREST ENTITIES

      The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return on its investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes consisting of equity linked notes and similar instruments.

      Effective February 1, 2003, FIN 46 established new accounting guidance relating to the consolidation of variable interest entities ("VIEs"). Certain of the Company's asset-backed securitizations and structured investment transactions meet the definition of a VIE under FIN 46. In addition, certain of the Company's investments in real estate joint ventures and other limited partnership interests also meet the VIE definition. The Company consolidates any VIE created on or after February 1, 2003 for which it is the primary beneficiary and, effective July 1, 2003, will consolidate any VIE created prior to February 1, 2003 for which it is the primary beneficiary.

      The Company is still in the process of evaluating its VIEs created prior to February 1, 2003 with regard to the implementation of FIN 46. The following table presents the total assets and the maximum exposure to loss relating to those VIEs that the Company, based on its best knowledge as of March 31, 2003, believes it is reasonably possible it will need to consolidate or about which it will need to disclose information in accordance with the provisions of FIN 46 at:


                                                       MARCH 31, 2003
                                                       --------------
                                                                   MAXIMUM
                                                                   EXPOSURE
                                                  TOTAL ASSETS     TO LOSS
                                                  ------------     -------
                                                     (DOLLARS IN MILLIONS)
Financial asset-backed securitizations and
  collateralized debt and bond obligation (1)      $   1,767      $       6
Real estate joint ventures (2)                           683            299
Other limited partnership interests (2)                  905            143
Other structured investment transactions (3)              86             38
                                                   ---------      ---------
    Total                                          $   3,441      $     486
                                                   =========      =========

------------

(1) The maximum exposure to loss is based on the carrying value of retained interests.

(2) The maximum exposure to loss is based on the carrying value plus unfunded commitments reduced by amounts guaranteed by other partners.

(3) The maximum exposure to loss is based on the carrying value of beneficial interests.

      The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on the beneficial interests is recognized using the prospective method in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments. Prior to the effective date of FIN 46, the SPEs used to securitize assets were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE.

      The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. Prior to the effective date of FIN 46, these SPEs were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. The beneficial interests in SPEs where the Company exercises significant influence over the operating and financial policies of the SPE are accounted for in accordance with the equity method of accounting. Impairments of these beneficial interests are included in net investment gains and losses. The beneficial interests in SPEs where the Company does not exercise significant influence are accounted for based on the substance of the beneficial interest's rights and obligations. Beneficial interests are accounted for and are included in fixed maturities. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and their income is recognized using the retrospective interest method or the level yield method, as appropriate.

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

      Closed block liabilities and assets designated to the closed block are as follows:

                                                                            MARCH 31,    DECEMBER 31,
                                                                              2003          2002
                                                                            ---------    ------------
                                                                             (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                                      $ 41,332       $ 41,207
Other policyholder funds                                                         293            279
Policyholder dividends payable                                                   754            719
Policyholder dividend obligation                                               2,058          1,882
Payables under securities loaned transactions                                  4,472          4,851
Other liabilities                                                                545            433
                                                                            --------       --------
  Total closed block liabilities                                              49,454         49,371
                                                                            --------       --------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $28,458 and $28,339, respectively)                       30,350         29,981
  Equity securities, at fair value (cost: $220 and $236, respectively)           197            218
  Mortgage loans on real estate                                                7,091          7,032
  Policy loans                                                                 4,004          3,988
  Short-term investments                                                          42             24
  Other invested assets                                                          589            604
                                                                            --------       --------
    Total investments                                                         42,273         41,847
Cash and cash equivalents                                                        260            435
Accrued investment income                                                        547            540
Deferred income taxes                                                            992          1,151
Premiums and other receivables                                                   200            130
                                                                            --------       --------
  Total assets designated to the closed block                                 44,272         44,103
                                                                            --------       --------

Excess of closed block liabilities over assets designated
  to the closed block                                                          5,182          5,268
                                                                            --------       --------
Amounts included in accumulated other comprehensive loss:
  Net unrealized investment gains, net of deferred
    income tax of $663 and $577, respectively                                  1,206          1,047
  Unrealized derivative gains, net of deferred income
    tax of $1 and $7, respectively                                                --             13
Allocated from policyholder dividend obligation, net of
  deferred income tax of $730 and $668, respectively                          (1,328)        (1,214)
                                                                            --------       --------
                                                                                (122)          (154)
                                                                            --------       --------
Maximum future earnings to be recognized from closed
  block assets and liabilities                                              $  5,060       $  5,114
                                                                            ========       ========

      Information regarding the policyholder dividend obligation is as follows:


                                    THREE MONTHS ENDED   YEAR ENDED
                                    ------------------  ------------
                                          MARCH 31,     DECEMBER 31,
                                            2003           2002
                                    ------------------  ------------
                                           (DOLLARS IN MILLIONS)
Balance at beginning of period           $   1,882       $     708
Impact on net income before amounts
  allocated from policyholder
  dividend obligation                           28             157
Net investment losses                          (28)           (157)
Change in unrealized investment
  and derivative gains                         176           1,174
                                         ---------       ---------
Balance at end of period                 $   2,058       $   1,882
                                         =========       =========

      Closed block revenues and expenses were as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2003            2002
                                                      ----            ----
                                                     (DOLLARS IN MILLIONS)
REVENUES
Premiums                                           $     799       $     842
Net investment income and other revenues                 642             637
Net investment (losses) gains (net of amounts
  allocated from the policyholder dividend
  obligation of ($28) and ($7), respectively)             (5)              5
                                                   ---------       ---------
     Total revenues                                    1,436           1,484
                                                   ---------       ---------
EXPENSES
Policyholder benefits and claims                         853             912
Policyholder dividends                                   394             399
Change in policyholder dividend obligation
  (excludes amounts directly related to net
  investment losses of ($28) and ($7),
  respectively)                                           28               7
Other expenses                                            76              80
                                                   ---------       ---------
    Total expenses                                     1,351           1,398
                                                   ---------       ---------
Revenues net of expenses before income taxes              85              86
Income taxes                                              31              31
                                                   ---------       ---------
Revenues net of expenses and income taxes          $      54       $      55
                                                   =========       =========

      The change in maximum future earnings of the closed block was as follows:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                        ------------------
                                        2003         2002
                                        ----         ----
                                     (DOLLARS IN MILLIONS)
Balance at end of period            $   5,060     $   5,278
Balance at beginning of period          5,114         5,333
                                    ---------     ---------
Change during period                $     (54)    $     (55)
                                    =========     =========

      Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the plan of demutualization. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

   Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                  MARCH 31, 2003                              DECEMBER 31, 2002
                       ---------------------------------------      ---------------------------------------
                                            FAIR VALUE                                  FAIR VALUE
                       NOTIONAL        -----------------------      NOTIONAL        -----------------------
                        AMOUNT         ASSETS      LIABILITIES       AMOUNT         ASSETS      LIABILITIES
                       --------        ------      -----------      --------        ------      -----------
                                                   (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value            $       1      $      --      $      --       $     --      $      --      $      --
Cash flow                   297             17             17            128              2             11
Non qualifying              115              7              3            258             32              2
                      ---------      ---------      ---------       --------      ---------      ---------
    Total             $     413      $      24      $      20       $    386      $      34      $      13
                      =========      =========      =========       ========      =========      =========

      During the three months ended March 31, 2003 and 2002, the amount of investment gains and losses recognized related to hedge ineffectiveness was insignificant and there were no discontinued hedges.

      At March 31, 2003 and December 31, 2002, the net amounts accumulated in other comprehensive loss relating to cash flow hedges were net gains of $1 million and $20 million, respectively. During the three months ended March 31, 2003 and 2002, the closed block recognized other comprehensive net losses of $18 million and other comprehensive net gains of $4 million, respectively, relating to the effective portion of cash flow hedges. During both the three months ended March 31, 2003 and 2002, $1 million of other comprehensive income was reclassified into net investment income. Approximately $3 million of gains reported in accumulated other comprehensive income at March 31, 2003 are expected to be reclassified during the year ending December 31, 2003 into net investment income, as the underlying investments mature or expire according to their original terms.

      For the three months ended March 31, 2003 and 2002, the closed block did not recognize any net investment income and recognized net investment gains of $1 million and $2 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the New York Insurance Department.

7. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

      Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of March 31, 2003, there are approximately 400 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 35 sales practices lawsuits pending against General American. Metropolitan Life, New England

Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

      The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In 2002, a purported class action complaint was filed in a federal court in Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of corporations and banks that purchased participating life insurance policies, as well as persons who purchased participating policies for use in pension plans or through work site marketing. These policyholders were not part of the New England Mutual class action settlement noted above. The action was transferred to a federal court in Massachusetts. New England Mutual moved to dismiss the case and in November 2002, the federal district court dismissed the case. S-G Metals has filed a notice of appeal. New England Mutual intends to continue to defend itself vigorously against the case.

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

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

ASBESTOS-RELATED CLAIMS

      Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers' compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits have principally been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and have alleged that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in such cases.

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

      See Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2002 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC for information regarding historical asbestos claims information and the increase of its recorded liability at December 31, 2002.

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

      Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim has been made under the excess insurance policies in 2003 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impact the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such forgone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies.

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts.

      Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 66,000 asbestos-related claims in 2002. During the first three months of 2003 and 2002, Metropolitan Life received approximately 16,200 and 11,800 asbestos-related claims, respectively. In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana and Arkansas. The Company intends to vigorously defend itself against these cases.

      It is likely that bills will be introduced in 2003 in the United States Congress to reform asbestos litigation. While the Company strongly supports reform efforts, there can be no assurance that legislative reforms will be enacted. Publicity regarding legislative reform efforts may be resulting in an increase in the number of claims. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

      The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its unaudited interim condensed consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

PROPERTY AND CASUALTY ACTIONS

      Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. In a lawsuit involving another insurer, the Tennessee Supreme Court recently held that diminished value is not covered under a Tennessee automobile policy. Based on that decision, Metropolitan Property and

Casualty Insurance Company will be seeking dismissal of the Tennessee matter. A settlement has been reached in the Georgia class action; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. The settlement is being implemented. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Total loss valuation methods are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. The court has dismissed the action. An appeal has been filed. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

DEMUTUALIZATION ACTIONS

      Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. Plaintiffs in the consolidated action and separate action have filed notices of appeal. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Another purported class action was filed in New York state court in New York County on behalf of a purported class of beneficiaries of Metropolitan Life annuities purchased to fund structured settlements claiming that the class members should have received common stock or cash in connection with the demutualization. Metropolitan Life's motion to dismiss this case was granted in a decision filed on October 31, 2002. Plaintiff has withdrawn her notice of appeal. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Metropolitan Life has filed a motion to dismiss the consolidated amended complaint and a motion for summary judgment in this action. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. In January 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal. Plaintiffs have filed a petition for certiorari with the United States Supreme Court. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

RACE-CONSCIOUS UNDERWRITING CLAIMS

      Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Metropolitan Life has cooperated fully with that inquiry. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. On April 28, 2003, the United States District Court approved a class-action settlement of the consolidated actions. Additionally, Metropolitan Life has entered into settlement agreements to resolve the regulatory examination. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters and believes that charge is adequate to cover the costs associated with these settlements.

      Eighteen lawsuits involving approximately 130 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

OTHER

      In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs have filed a motion for class certification. Opposition papers were filed by Metropolitan Life. Metropolitan Life is vigorously defending itself against the allegations in the lawsuit.

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

SUMMARY

      It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's unaudited interim condensed consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

      The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,594 million and $1,667 million at March 31, 2003 and December 31, 2002, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

      The fair value of such indemnities, guarantees and commitments entered into subsequent to December 31, 2002 was insignificant. The Company's recorded liability at March 31, 2003 and December 31, 2002 for indemnities, guarantees and commitments provided to third parties prior to January 1, 2003 was insignificant.

8.   BUSINESS REALIGNMENT INITIATIVES

   During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of March 31, 2003:


                                                      PRE-TAX CHARGES RECORDED IN THE FOURTH QUARTER OF 2001
                                                -------------------------------------------------------------------
                                                INSTITUTIONAL      INDIVIDUAL        AUTO & HOME         TOTAL
                                                -------------     -------------     -------------     -------------
                                                                        (DOLLARS IN MILLIONS)
Severance and severance-related costs            $          9      $         32      $          3      $         44
Facilities consolidation costs                              3                65                 -                68
Business exit costs                                       387                 -                 -               387
                                                 ------------      ------------      ------------      ------------
    Total                                        $        399      $         97      $          3      $        499
                                                 ============      ============      ============      ============

                                                    REMAINING LIABILITY AS OF MARCH 31, 2003
                                                -------------------------------------------------
                                                INSTITUTIONAL      INDIVIDUAL          TOTAL
                                                -------------     -------------     -------------
                                                              (DOLLARS IN MILLIONS)
Severance and severance-related costs           $           -     $           1     $           1
Facilities consolidation costs                              -                16                16
Business exit costs                                        36                 -                36
                                                -------------     -------------     -------------
    Total                                       $          36     $          17     $          53
                                                =============     =============     =============


      Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill, severance and severance-related costs, and facilities consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of March 31, 2003, there were approximately 330 terminations to be completed in connection with the Company's business exit activities. The Company continues to carry a liability as of March 31, 2003 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain of its contractual obligations extended beyond one year.

      Individual. The charges to this segment in the fourth quarter of 2001 include facilities consolidation costs, severance and severance-related costs, which predominately stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. As of March 31, 2003, there were approximately 20 terminations to be completed. These costs were recorded in other expenses. The remaining liability as of March 31, 2003 is due to certain contractual obligations that extended beyond one year.

      Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed as of December 31, 2002. The costs were recorded in other expenses.

9.  STOCK COMPENSATION PLANS

   Effective January 1, 2003, the Company elected to apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003, will continue to be accounted for under APB 25. Had compensation costs for grants prior to January 1, 2003 been determined based on fair value at the date of grant in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's earnings and earnings per share amounts would have been reduced to the following pro forma amounts:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                   2003       2002
                                                                ---------- ----------
                                                                (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE DATA)

Net Income                                                        $ 362      $ 329

Charge for conversion of company-obligated
  mandatorily redeemable securities of a
  subsidiary trust (1)                                              (21)        --
                                                                  -----      -----
Actual net income available to common shareholders                $ 341      $ 329
                                                                  =====      =====
Pro forma net income available to common shareholders (2) (3)     $ 332      $ 323
                                                                  =====      =====
BASIC EARNINGS PER SHARE
As reported                                                       $0.49      $0.46
                                                                  =====      =====
Pro forma (2) (3)                                                 $0.47      $0.45
                                                                  =====      =====
DILUTED EARNINGS PER SHARE
As reported                                                       $0.47      $0.44
                                                                  =====      =====
Pro forma (2) (3)                                                 $0.46      $0.44
                                                                  =====      =====



-----------------

(1) See Note 12 for a discussion of this charge included in the calculation of net income available to common shareholders.

(2) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

(3) Includes the Company's ownership share of stock compensation costs related to the Reinsurance Group of America, Incorporated incentive stock plan and the stock compensation costs related to the incentive stock plans at SSRM Holdings, Inc. determined in accordance with SFAS 123.

      Stock-based compensation for the three months ended March 31, 2003 is $5 million, including $1 million of stock-based compensation for non-employees related to the Company's Stock Incentive Plan and Directors Stock Plan. Expenses for the three months ended March 31, 2002 include $1 million of such compensation expense for non-employees.

10.    COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss) are as follows:


                                                                       FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                       ---------------------
                                                                         2003         2002
                                                                       -------      --------
                                                                       (DOLLARS IN MILLIONS)

Net income                                                               $ 362      $ 329
Other comprehensive income (loss):
       Unrealized gains (losses) on derivative instruments, net of
           income taxes                                                      2        (10)
       Unrealized investment gains (losses), net of related offsets,
           reclassification adjustments and income taxes                   298       (821)
       Foreign currency translation adjustments                             14         --
       Minimum pension liability adjustment                                 (9)        --
                                                                         -----      -----
Other comprehensive income (loss)                                          305       (831)
                                                                         -----      -----
           Comprehensive income (loss                                    $ 667      $(502)
                                                                         =====      =====



11.  METLIFE CAPITAL TRUST I

   In connection with MetLife, Inc.'s initial public offering in April 2000, the Holding Company and MetLife Capital Trust I (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

   In accordance with the terms of the units, the Trust was dissolved on February 5, 2003, and $1,006 million aggregate principal amount of 8.00% debentures of the Holding Company (the "MetLife debentures"), the sole assets of the Trust, were distributed to the owners of the Trust's capital securities in exchange for their capital securities. The MetLife debentures were remarketed on behalf of the debenture owners on February 12, 2003 and the interest rate on the MetLife debentures was reset as of February 15, 2003 to 3.911% per annum for a yield to maturity of 2.876%. As a result of the remarketing, the debenture owners received $21 million ($0.03 per diluted common share) in excess of the carrying value of the capital securities. This excess was recorded by the Company as a charge to Additional Paid-in Capital and, for the purpose of calculating earnings per share, is subtracted from net income to arrive at net income available to common shareholders.

12.   EARNINGS PER SHARE

   The following table presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:


                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                             -------------------------------
                                                                                 2003               2002
                                                                             ------------       ------------
                                                                               (DOLLARS IN MILLIONS, EXCEPT
                                                                                 SHARE AND PER SHARE DATA)

Weighted average common stock outstanding for basic earnings per share         700,319,863       712,065,191
Incremental shares from assumed:
          Conversion of forward purchase contracts                              22,120,491        27,062,683
          Exercise of stock options                                                     --           338,127
                                                                             -------------      ------------
Weighted average common stock outstanding for diluted earnings per share       722,440,354       739,466,001
                                                                             =============      ============
INCOME FROM CONTINUING OPERATIONS                                            $         304      $        307

CHARGE FOR CONVERSION OF COMPANY-OBLIGATED MANDATORILY
         REDEEMABLE SECURITIES OF A SUBSIDIARY TRUST (1)                               (21)               --
                                                                             -------------      ------------
INCOME FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS           $         283      $        307
                                                                             =============      ============
          Basic earnings per share                                           $        0.40      $       0.43
                                                                             =============      ============
          Diluted earnings per share                                         $        0.39      $       0.42
                                                                             =============      ============
INCOME FROM DISCONTINUED OPERATIONS                                          $          58      $         17
                                                                             =============      ============
          Basic earnings per share                                           $        0.08      $       0.02
                                                                             =============      ============
          Diluted earnings per share                                         $        0.08      $       0.02
                                                                             =============      ============
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                    $          --      $          5
                                                                             =============      ============
          Basic earnings per share                                           $          --      $         --
                                                                             =============      ============
          Diluted earnings per share                                         $          --      $         --
                                                                             =============      ============
NET INCOME                                                                   $         362      $        329

CHARGE FOR CONVERSION OF COMPANY-OBLIGATED MANDATORILY
         REDEEMABLE SECURITIES OF A SUBSIDIARY TRUST (1)                               (21)               --
                                                                             -------------      ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $         341      $        329
                                                                             =============      ============
          Basic earnings per share                                           $        0.49      $       0.46
                                                                             =============      ============
          Diluted earnings per share                                         $        0.47      $       0.44
                                                                             =============      ============

--------------
(1) In connection with the dissolution of the Trust, on February 5, 2003, $1,006 million aggregate principal amount of MetLife debentures were distributed to the owners of the Trust's capital securities in exchange for their capital securities. The MetLife debentures were remarketed on behalf of the debenture owners on February 12, 2003. As a result of the remarketing, the debenture owners received $21 million ($0.03 per diluted share) in excess of the carrying value of the capital securities. In accordance with EITF Abstracts Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, this excess is recorded as a charge to Additional Paid-in Capital and, for the purpose of calculating earnings per share, has been subtracted from the Company's net income to arrive at net income available to common shareholders.

      On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company did not acquire any shares of common stock during the three months ended March 31, 2003. The Holding Company acquired 7,680,041 shares of common stock for $240 million during the three months ended March 31, 2002.

13.   BUSINESS SEGMENT INFORMATION

      The Company provides insurance and financial services to customers in the United States, Canada, Central America, South America, Europe, South Africa, Asia and Australia. The Company's business is divided into six major segments:
Institutional, Individual, Auto & Home, International, Reinsurance and Asset Management. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

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

      Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months ended March 31, 2003 and 2002 and at March 31, 2003 and December 31, 2002. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains and losses from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding net investment gains and losses, net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. The Company allocates certain non-recurring items (e.g., expenses associated with the resolution of proceedings alleging race-conscious underwriting practices, sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products and demutualization costs) to Corporate & Other.

FOR THE THREE MONTHS ENDED                                  AUTO &                                 ASSET     CORPORATE &
MARCH 31, 2003                  INSTITUTIONAL  INDIVIDUAL    HOME    INTERNATIONAL  REINSURANCE  MANAGEMENT     OTHER        TOTAL
--------------------------      -------------  ----------   -------  -------------  -----------  ----------  -----------    -------
                                                                        (DOLLARS IN MILLIONS)

Premiums                           $ 2,142      $ 1,041     $   712     $   395       $   552     $    --      $    (4)     $ 4,838
Universal life and investment-
  type product policy fees             155          360          --          51            --          --           --          566
Net investment income                  978        1,562          39         123           110          16           69        2,897
Other revenues                         142           86           9           8            12          29           12          298
Net investment (losses) gains         (111)         (68)         (4)         --            (4)          8          (43)        (222)
Income (loss) from continuing
  operations before provision
  for income taxes                     228          178          23          42            30          10          (86)         425

FOR THE THREE MONTHS ENDED                                  AUTO &                                 ASSET     CORPORATE &
MARCH 31, 2002                  INSTITUTIONAL  INDIVIDUAL    HOME    INTERNATIONAL  REINSURANCE  MANAGEMENT     OTHER        TOTAL
--------------------------      -------------  ----------   -------  -------------  -----------  ----------  -----------    -------
                                                                        (DOLLARS IN MILLIONS)

Premiums                           $ 1,860      $ 1,084     $   692     $   375       $   475     $    --      $    (5)     $ 4,481
Universal life and investment-
  type product policy fees             152          298          --           7            --          --           --          457
Net investment income                  977        1,520          45          75            99          14           32        2,762
Other revenues                         172          128           7           3             8          40            9          367
Net investment (losses) gains          (82)           3         (14)        (22)            2          (4)          25          (92)
Income (loss) from continuing
  operations before provision
  for income taxes                     275          265          27          (2)           37          (2)        (107)         493

      The following amounts are reported as discontinued operations in accordance with SFAS 144:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                      2003       2002
                                                     ------     ------
                                                   (DOLLARS IN MILLIONS)

             Net investment income
               Institutional                         $    1     $    8
               Individual                                 1         11
               Corporate & Other                         --          8
                                                     ------     ------
                 Total net investment income         $    2     $   27
                                                     ======     ======

             Net investment gains
               Institutional                         $   41     $   --
               Individual                                40         --
               Corporate & Other                          9         --
                                                     ------     ------
                 Total net investment gains          $   90     $   --
                                                     ======     ======

      The following table presents assets with respect to the Company's operating segments at:

                                               MARCH 31,      DECEMBER 31,
                                                 2003           2002(1)
                                             ------------     ------------
                                                 (DOLLARS IN MILLIONS)

                     Assets
                       Institutional         $    102,941     $     98,234
                       Individual                 147,619          145,152
                       Auto & Home                  4,407            4,540
                       International                8,400            8,301
                       Reinsurance                 10,505            9,924
                       Asset Management               286              190
                       Corporate & Other           12,700           11,044
                                             ------------     ------------
                         Total               $    286,858     $    277,385
                                             ============     ============

(1) These balances have been adjusted to reflect the allocation of capital using the Risk-Based Capital methodology.

      Economic Capital. Beginning in 2003, the Company changed its methodology of allocating capital from Risk-Based Capital to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on Risk-Based Capital, an internally developed formula based on applying a multiple to the National Association of Insurance Commissioners Statutory Risk-Based Capital and included certain GAAP accounting adjustments. Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory Risk-Based Capital formula which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

      The change in methodology is being applied prospectively. This change has and will continue to impact the level of net investment income and net income of each of the Company's business segments. A portion of net investment income is credited to the segments based on the level of allocated equity. This methodology change of allocating equity will not impact the Company's consolidated net investment income or net income.

      The following table presents actual and pro forma net investment income with respect to the Company's operating segments for the three months ended March 31, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                                  NET INVESTMENT INCOME
                                               ---------------------------
                                                 ACTUAL         PRO FORMA
                                               ----------       ----------
                                                  (DOLLARS IN MILLIONS)

            Institutional                      $      977       $      994
            Individual                              1,520            1,498
            Auto & Home                                45               41
            International                              75               66
            Reinsurance                                99               89
            Asset Management                           14               17
            Corporate & Other                          32               57
                                               ----------       ----------
              Total                            $    2,762       $    2,762
                                               ==========       ==========

      The following table presents actual and pro forma assets with respect to the Company's operating segments at December 31, 2002. The amounts shown as pro forma reflect assets that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                                        ASSETS
                                             -----------------------------
                                               ACTUAL(1)        PRO FORMA
                                             ------------     ------------
                                                 (DOLLARS IN MILLIONS)

            Institutional                     $    98,234      $    98,810
            Individual                            145,152          144,073
            Auto & Home                             4,540            4,360
            International                           8,301            7,990
            Reinsurance                             9,924            9,672
            Asset Management                          190              320
            Corporate & Other                      11,044           12,160
                                              -----------      -----------
              Total                           $   277,385      $   277,385
                                              ===========      ===========

------------------
(1) These balances have been adjusted to reflect the allocation of capital using the Risk-Based Capital methodology.

      The International segment's assets at March 31, 2003 and results of operations for the three months ended March 31, 2003 include the assets and results of operations of Aseguradora Hidalgo S.A., a Mexican life insurer that was acquired on June 20, 2002.

      Corporate & Other includes various start-up and run-off entities, as well as the elimination of all intersegment amounts. The principal component of the intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings.

      Net investment income and net investment gains and losses are based upon the actual results of each segment's specifically identifiable asset portfolio adjusted for allocated capital. Other costs and operating costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company's product pricing.

      Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $7,800 million and $7,537 million for the three months ended March 31, 2003 and 2002, respectively, which represented 93% and 95%, respectively, of consolidated revenues.

14.   DISCONTINUED OPERATIONS

      The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. In accordance with SFAS 144, income related to real estate classified as held-for-sale on or after January 1, 2002 is presented as discontinued operations.

      The following table presents the components of income from discontinued operations:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2003          2002
                                                       --------      --------
                                                        (DOLLARS IN MILLIONS)

            Investment income                          $      8      $     94
            Investment expense                               (6)          (67)
            Net investment gains                             90            --
                                                       --------      --------
                Total revenues                               92            27
            Provision for income taxes                       34            10
                                                       --------      --------
                Income from discontinued operations    $     58      $     17
                                                       ========      ========

      The carrying value of real estate related to discontinued operations was $28 million and $159 million at March 31, 2003 and December 31, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For purposes of this discussion, the terms "Company" or "MetLife" refer to MetLife, Inc. (the "Holding Company"), a Delaware corporation formed in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

BUSINESS REALIGNMENT INITIATIVES

      During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of March 31, 2003:

                                                      PRE-TAX CHARGES RECORDED IN THE FOURTH QUARTER OF 2001
                                                -------------------------------------------------------------------
                                                INSTITUTIONAL      INDIVIDUAL        AUTO & HOME         TOTAL
                                                -------------     -------------     -------------     -------------
                                                                        (DOLLARS IN MILLIONS)

      Severance and severance-related costs     $           9     $          32     $           3     $          44
      Facilities consolidation costs                        3                65                --                68
      Business exit costs                                 387                --                --               387
                                                -------------     -------------     -------------     -------------
          Total                                 $         399     $          97     $           3     $         499
                                                =============     =============     =============     =============

                                                    REMAINING LIABILITY AS OF MARCH 31, 2003
                                                -------------------------------------------------
                                                INSTITUTIONAL      INDIVIDUAL          TOTAL
                                                -------------     -------------     -------------
                                                              (DOLLARS IN MILLIONS)

      Severance and severance-related costs     $          --     $           1     $           1
      Facilities consolidation costs                       --                16                16
      Business exit costs                                  36                --                36
                                                -------------     -------------     -------------
          Total                                 $          36     $          17     $          53
                                                =============     =============     =============

      Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill, severance and severance-related costs, and facilities consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of March 31, 2003, there were approximately 330 terminations to be completed in connection with the Company's business exit activities. The Company continues to carry a liability as of March 31, 2003 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain of its contractual obligations extended beyond one year.

      Individual. The charges to this segment in the fourth quarter of 2001 include facilities consolidation costs, severance and severance-related costs, which predominately stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. As of March 31, 2003, there were approximately 20 terminations to be completed. These costs were recorded in other expenses. The remaining liability as of March 31, 2003 is due to certain contractual obligations that extended beyond one year.

      Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed as of December 31, 2002. The costs were recorded in other expenses.

SEPTEMBER 11, 2001 TRAGEDIES

      On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of March 31, 2003, the Company's remaining liability for unpaid and future claims associated with the tragedies was $35 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

      The Company's general account investment portfolios include investments, primarily comprised of fixed maturities, in industries that were originally affected by the tragedies, including airline, other travel, lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The carrying value of the Company's investment portfolio exposed to these industries was approximately $3.3 billion at March 31, 2003.

METLIFE CAPITAL TRUST I

      In connection with MetLife, Inc.'s, initial public offering in April 2000, the Holding Company and MetLife Capital Trust I (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

      In accordance with the terms of the units, the Trust was dissolved on February 5, 2003, and $1,006 million aggregate principal amount of 8.00% debentures of the Holding Company (the "MetLife debentures"), the sole assets of the Trust, were distributed to the owners of the Trust's capital securities in exchange for their capital securities. The MetLife debentures were remarketed on behalf of the debenture owners on February 12, 2003 and the interest rate on the MetLife debentures was reset as of February 15, 2003 to 3.911% per annum for a yield to maturity of 2.876%. As a result of the remarketing, the debenture owners received $21 million ($0.03 per diluted common share) in excess of the carrying value of the capital securities. This excess was recorded by the Company as a charge to Additional Paid-in Capital and, for the purpose of calculating earnings per share, is subtracted from net income to arrive at net income available to common shareholders.

ECONOMIC CAPITAL

      Beginning in 2003, the Company changed its methodology of allocating capital from Risk-Based Capital to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on Risk-Based Capital, an internally developed formula based on applying a multiple to the National Association of Insurance Commissioners Statutory Risk-Based Capital and included certain adjustments in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory Risk-Based Capital formula which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

      The change in methodology is being applied prospectively. This change has and will continue to impact the level of net investment income and net income of each of the Company's business segments. A portion of net investment income is credited to the segments based on the level of allocated equity. This methodology change of allocating equity will not impact the Company's consolidated net investment income or net income.

     The following table presents actual and pro forma net investment income with respect to the Company's operating segments for the three months ended March 31, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                               NET INVESTMENT INCOME
                                             -------------------------
                                               ACTUAL       PRO FORMA
                                             ----------     ----------
                                                 (DOLLARS IN MILLIONS)

            Institutional                    $      977     $      994
            Individual                            1,520          1,498
            Auto & Home                              45             41
            International                            75             66
            Reinsurance                              99             89
            Asset Management                         14             17
            Corporate & Other                        32             57
                                             ----------     ----------
              Total                          $    2,762     $    2,762
                                             ==========     ==========

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The critical accounting policies, estimates and related judgments underlying the Company's consolidated financial statements are summarized below. In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations.

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

DERIVATIVES

      The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities and issues certain insurance and reinsurance policies with embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; and (ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated market volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

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

REINSURANCE

      The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish policy benefits and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed above. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting. See "-- Derivatives" above.

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

RECENT LEGISLATIVE DEVELOPMENTS

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). Among other things, the Act includes a provision that bars companies that are subject to the reporting requirements of the U.S. securities laws from extending or maintaining credit, or arranging for or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or their equivalent). This provision could be interpreted to apply to split dollar life insurance arrangements. If this provision of the Act is interpreted to include split dollar life insurance within the meaning of "personal loan," then this provision could result in a significant portion of existing split dollar policies on the lives of affected executives and directors being surrendered. Such interpretation will not have a material adverse impact on the Company's financial position since only a relatively small number of people are involved.

RESULTS OF OPERATIONS

      The following table presents consolidated financial information for the Company for the periods indicated:

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                            --------------------------
                                                                               2003            2002
                                                                            ----------      ----------
                                                                               (DOLLARS IN MILLIONS)
            REVENUES
            Premiums                                                        $    4,838      $    4,481
            Universal life and investment-type product policy fees                 566             457
            Net investment income                                                2,897           2,762
            Other revenues                                                         298             367
            Net investment losses (net of amounts allocated from other
              accounts of ($38) and ($13), respectively)                          (222)            (92)
                                                                            ----------      ----------
              Total revenues                                                     8,377           7,975
                                                                            ----------      ----------

            EXPENSES
            Policyholder benefits and claims (excludes amounts directly related to net investment losses of ($28) and ($7),
              respectively)                                                      4,953           4,618
            Interest credited to policyholder account balances                     747             714
            Policyholder dividends                                                 503             497
            Other expenses (excludes amounts directly related to net
              investment losses of ($10) and ($6), respectively)                 1,749           1,653
                                                                            ----------      ----------
              Total expenses                                                     7,952           7,482
                                                                            ----------      ----------

            Income from continuing operations before provision
              for income taxes                                                     425             493
            Provision for income taxes                                             121             186
                                                                            ----------      ----------
            Income from continuing operations                                      304             307
            Income from discontinued operations, net of income taxes                58              17
                                                                            ----------      ----------
            Income before cumulative effect of change in accounting                362             324
            Cumulative effect of change in accounting                               --               5
                                                                            ----------      ----------
            Net income                                                      $      362      $      329
                                                                            ==========      ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- THE COMPANY

      Premiums increased by $357 million, or 8%, to $4,838 million for the three months ended March 31, 2003 from $4,481 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decrease in the Individual segment. A $282 million increase in Institutional is primarily the result of growth in this segment's disability and long-term care businesses, as well as growth in the group life and dental businesses, and higher sales of structured settlement products. New premiums from facultative and automatic treaties, and renewal premiums on existing blocks of business contributed to a $77 million increase in the Reinsurance segment. The acquisition of Hidalgo, offset by a non-recurring sale of a significant annuity contract in the first quarter of 2002, contributed to a $20 million increase in the International segment. Excluding these items, International premiums decreased by $19 million primarily due to a decrease in

Mexico's premiums (excluding Hidalgo) resulting from actions taken by the Mexican government impacting the insurance and annuities market, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso against the dollar, partially offset by growth in South Korea and Spain. A $20 million increase in Auto & Home is primarily due to rate increases in both the auto and property lines. These increases are partially offset by a $43 million decrease in the Individual segment, primarily attributable to a third quarter 2002 amendment of a reinsurance agreement and a decrease in dividends used to purchase additional insurance.

      Universal life and investment-type product policy fees increased by $109 million, or 24%, to $566 million for the three months ended March 31, 2003 from $457 million for the comparable 2002 period. This variance is primarily attributable to the Individual and International segments. A $62 million increase in Individual is primarily due to higher revenue from insurance fees, surrender charges and the recognition of previously deferred fees. The recognition of previously deferred fees was the result of lapse, mortality and investment experience. The increase in International of $44 million was primarily due to the acquisition of Hidalgo in June 2002.

      Net investment income increased by $135 million, or 5%, to $2,897 million for the three months ended March 31, 2003 from $2,762 million for the comparable 2002 period. This variance is primarily attributable to increases of (i) $91 million, or 5%, in income from fixed maturities; (ii) $41 million, or 455%, in income from equity securities and other limited partnership interests; (iii) $17 million, or 37%, in income on other invested assets; (iv) $8 million, or 2%, in income on mortgage loans on real estate; (v) $8 million, or 6%, in interest income on policy loans; and (vi) $2 million, or 2%, in income from real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation. These variances are partially offset by (i) a decrease of $19 million, or 23%, in income on cash, cash equivalents and short-term investments; and (ii) higher investment expenses of $13 million, or 27%.

      The increase in income from fixed maturities to $2,048 million in 2003 from $1,957 million in 2002 is largely due to a higher asset base, primarily resulting from the reinvestment of cash flows coupled with the acquisition of Hidalgo in June 2002, as well as higher bond prepayment fees. These increases are partially offset by a decrease resulting from lower reinvestment rates and lower income from equity linked notes due to decreases in the underlying indices. The increase in income from equity securities and other limited partnership interests to $50 million in 2003 from $9 million in 2002 is primarily due to sales of underlying assets held in corporate partnerships. The increase in income on other invested assets to $63 million in 2003 from $46 million in 2002 is largely due to an increase in reinsurance contracts' funds withheld at interest. The increase in income on mortgage loans on real estate to $470 million in 2003 from $462 million in 2002 is primarily due to a higher asset base from new loan production, partially offset by lower yields on reinvestment. The increase in interest income from policy loans to $139 million in 2003 from $131 million in 2002 is largely due to increased loans outstanding. The increase in income from real estate and real estate joint ventures held-for-investment to $125 million in 2003 from $123 million in 2002 is primarily due to increased income from space rented at the Company's One Madison Avenue, New York City location, partially offset by lower income from hotel properties due to reduced occupancy rates. The decrease in income from cash, cash equivalents and short-term investments to $64 million in 2003 from $83 million in 2002 is due to declining interest rates. The increase in investment expenses to $62 million in 2003 from $49 million in 2002 is primarily the result of higher corporate and overhead charges applicable to investment activity.

     The increase in net investment income is attributable to increases in the International and Individual segments, Corporate & Other and the Reinsurance segment, partially offset by a decrease in the Auto & Home segment. A $48 million increase in International is primarily due to a higher asset base resulting from the acquisition of Hidalgo in June 2002, partially offset by reduced income from allocated capital due to the change in methodology. The Individual segment increased by $42 million mostly as a result of growth in fixed income assets from cash flows along with higher bond prepayment fee income, partially offset by lower income from allocated capital. The increase in Corporate & Other of $37 million is mainly due to an increase in sales of underlying assets held in corporate partnerships and higher income from allocated capital, partially offset by lower income on equity linked notes. The Reinsurance segment increased $11 million largely resulting from an increase in reinsurance contracts' funds withheld at interest, partially offset by reduced income from allocated capital. These increases were partially offset by a decrease in Auto & Home of $6 million due to lower reinvestment rates and lower income from allocated capital.

      Other revenues decreased by $69 million, or 19%, to $298 million for the three months ended March 31, 2003 from $367 million for the comparable 2002 period. This variance is attributable to decreases in the Individual, Institutional and Asset Management segments, partially offset by increases in the International, Reinsurance and Auto & Home segments. A $42 million decline in Individual is due to lower commission and fee income associated with a volume decline in the broker/dealer and other subsidiaries, which is principally due to the depressed equity markets. A $30 million decrease in Institutional is due primarily to a decline in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, which resulted in reduced revenue as business transferred to other carriers throughout 2002, as well as lower fees earned on investments in separate accounts in 2003 resulting generally from poor equity market performance. An $11 million decrease in Asset Management is the result of lower average assets under management on which fees are earned. These decreases were partially offset by an increase of $5 million in

International primarily due to the recovery of a previously written-off receivable in Mexico. In addition, the Reinsurance segment increased $4 million due to an increase in fees earned on financial reinsurance and asset-intensive business in the U.S. as a result of new business obtained in the fourth quarter of 2002. An increase of $2 million in Auto & Home is primarily due to income earned on a Corporate-Owned Life Insurance ("COLI") policy purchased in the second quarter of 2002.

      Net investment losses increased by $130 million, or 141%, to $222 million for the three months ended March 31, 2003 from $92 million for the comparable 2002 period. This increase reflects total investment losses, before offsets, of $260 million (including gross gains of $125 million, gross losses of $87 million, writedowns of $264 million, and a net loss from derivatives of $34 million), an increase of $155 million, or 148%, from $105 million (including gross gains of $545 million, gross losses of $283 million, writedowns of $338 million, and a net loss from derivatives of $29 million) for the comparable 2002 period. Offsets include the amortization of deferred policy acquisition costs of $10 million and $6 million for the three months ended March 31, 2003 and 2002, respectively, and changes in the policyholder dividend obligation of $28 million and $7 million for the three months ended March 31, 2003 and 2002, respectively.

      The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs, to the extent that such amortization results from investment gains and losses; and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

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

      Policyholder benefits and claims increased by $335 million, or 7%, to $4,953 million for the three months ended March 31, 2003 from $4,618 million for the comparable 2002 period. This variance is attributable to increases in the Institutional, Auto & Home, Reinsurance, International and Individual segments. A $210 million increase in Institutional is primarily a result of growth in premiums as previously discussed. The increase in Auto & Home of $39 million is primarily due to an increase in auto claims frequencies and increased losses due to adverse claims development related to older accident years, partially offset by a decrease in property benefits due to improved claims frequencies, a reduction in the number of homeowner policies in-force and underwriting and agency management actions. An increase in Reinsurance of $33 million is consistent with the growth in premiums as previously discussed. A $31 million increase in International is primarily due to the acquisition of Hidalgo in June 2002, partially offset by the sale of a significant annuity contract during the first quarter of 2002. A $20 million increase in Individual is due to increased benefits related to single premium immediate annuities and an increase in the expense for guaranteed minimum death benefits.

      Interest credited to policyholder account balances increased by $33 million, or 5%, to $747 million for the three months ended March 31, 2003 from $714 million for the comparable 2002 period. This variance is primarily due to the International and Reinsurance segments. A $28 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. A $9 million increase in Reinsurance is primarily due to several new annuity reinsurance agreements executed primarily during the fourth quarter of 2002, as well as new deposits during the first quarter of 2003 on existing treaties.

      Policyholder dividends increased by $6 million, or 1%, to $503 million for the three months ended March 31, 2003 from $497 million for the comparable 2002 period. This variance is due to an increase in the Institutional and International segments, partially offset by a decrease in the Individual segment. The $17 million increase in Institutional resulted from favorable mortality experience of several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience, which is generally recorded in policyholder benefits and claims. An $8 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. These increases were partially offset by a $19 million decrease in Individual primarily due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies.

      Other expenses increased by $96 million, or 6%, to $1,749 million for the three months ended March 31, 2003 from $1,653 million for the comparable 2002 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $94 million, or 5%, to $1,948 million for the three months ended March 31, 2003 from $1,854 million for the comparable 2002 period. This variance is attributable to increases in the Institutional, Reinsurance and

International segments, partially offset by a decrease in Corporate & Other. A $50 million increase in Institutional is primarily due to a rise in non-deferrable variable expenses associated with the aforementioned premium growth and additional post-retirement costs, partially offset by the Company's exit from the large market 401(k) business in late 2001, which resulted in expense reductions as business transferred to other carriers throughout 2002. A $50 million increase in Reinsurance is primarily attributable to increases in allowances paid, primarily driven by high-allowance business in the U.K. A $47 million increase in the International segment is primarily due to the acquisition of Hidalgo in June 2002. These increases were partially offset by a $50 million decrease in Corporate & Other primarily due to a decrease in costs associated with legal matters. A $55 million expense was recorded in the first quarter of 2002 to cover costs associated with the resolution of a federal government investigation of General American's former Medicare business.

      Deferred policy acquisition costs are principally amortized in proportion to gross margins and profits, including investment gains and losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization and other expenses to provide amounts related to gross margins and profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased by $62 million, or 12%, to $586 million for the three months ended March 31, 2003 from $524 million for the comparable 2002 period. This variance is primarily due to the International, Individual and Auto & Home segments. A $26 million increase in International is primarily due to the acquisition of Hidalgo in June 2002 and overall business growth in South Korea and Spain, partially offset by a decrease in Argentina primarily due to lower new sales in the pension business. A $16 million increase in Individual is due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses, partially offset by lower insurance product sales. The increase in Auto & Home of $14 million is due to higher premiums from rate increases. Total amortization of deferred policy acquisition costs increased by $60 million, or 19%, to $377 million for the three months ended March 31, 2003 from $317 million for the comparable 2002 period. Amortization of $387 million and $323 million are allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The increase in amortization allocated to other expenses is attributable to the Individual, Auto & Home and International segments. An increase in Individual of $38 million is due to the impact from lapse, mortality and equity market performance. An $11 million increase in Auto & Home is due to higher premiums from rate increases. A $7 million increase in International is due to the acquisition of Hidalgo in June 2002.

      Income tax expense for the three months ended March 31, 2003 was $121 million, or 29% of income before provision for income taxes and cumulative effect of accounting change, compared with $186 million, or 38%, for the comparable 2002 period. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing and a tax adjustment for a recovery of prior year tax overpayments on tax-exempt bonds. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the inability to record tax benefits on certain foreign capital losses, partially offset by the impact of non-taxable investment income.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the three months ended March 31, 2003 and 2002. The income from discontinued operations is comprised of net investment income and net investment gains related to 49 properties that the Company began marketing for sale on or after January 1, 2002. For the three months ended March 31, 2003, the Company recognized $90 million of net investment gains from discontinued operations related to 13 properties sold or held-for-sale.

INSTITUTIONAL

      The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   --------------------------
                                                                      2003            2002
                                                                   ----------      ----------
                                                                     (DOLLARS IN MILLIONS)

            REVENUES
            Premiums                                               $    2,142      $    1,860
            Universal life and investment-type product policy
              fees                                                        155             152
            Net investment income                                         978             977
            Other revenues                                                142             172
            Net investment losses                                        (111)            (82)
                                                                   ----------      ----------
              Total revenues                                            3,306           3,079
                                                                   ----------      ----------

            EXPENSES
            Policyholder benefits and claims                            2,379           2,169
            Interest credited to policyholder account balances            224             228
            Policyholder dividends                                         39              22
            Other expenses                                                436             385
                                                                   ----------      ----------
              Total expenses                                            3,078           2,804
                                                                   ----------      ----------

            Income from continuing operations before
              provision for income taxes                                  228             275
            Provision for income taxes                                     80             103
                                                                   ----------      ----------
            Income from continuing operations                             148             172
            Income from discontinued operations, net of income
              taxes                                                        27               5
                                                                   ----------      ----------
            Net income                                             $      175      $      177
                                                                   ==========      ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- INSTITUTIONAL

      Premiums increased by $282 million, or 15%, to $2,142 million for the three months ended March 31, 2003 from $1,860 million for the comparable 2002 period. Group insurance premiums increased by $206 million primarily from group life, dental, disability and long-term care. The group life increase resulted from higher sales of term insurance, strong persistency, a premium rate increase for an existing large contract and increased revenue from reinsurance agreements. The dental increase was driven by strong sales and improved persistency. The increase in disability was generated by higher sales, favorable renewal actions and persistency in the first quarter of 2003. The long-term care increase is primarily due to premiums related to a significant contract entered into in 2002. In addition, retirement and savings premiums increased by $76 million primarily resulting from higher sales in structured settlement products. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

      Universal life and investment-type product policy fees increased by $3 million, or 2%, to $155 million for the three months ended March 31, 2003 from $152 million for the comparable 2002 period. This increase is primarily attributable to higher sales in the group universal life product, partially offset by a decrease in the private placement variable universal life product as a result of higher fees received from a customer in 2002.

      Other revenues decreased by $30 million, or 17%, to $142 million for the three months ended March 31, 2003 from $172 million for the comparable 2002 period. Retirement and savings other revenues decreased $25 million primarily due to a decline in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, which resulted in reduced revenue as business transferred to other carriers throughout 2002. In addition, there have been lower fees earned on investments in separate accounts in 2003 resulting generally from poor equity market performance. Group insurance other revenues decreased by $5 million as the 2002 period includes income from a settlement relating to the Company's former medical business.

      Policyholder benefits and claims increased by $210 million, or 10%, to $2,379 million for the three months ended March 31, 2003 from $2,169 million for the comparable 2002 period. Group insurance increased by $122 million, primarily as a result of the aforementioned premium growth in this segment's disability and long-term care businesses, as well as growth in the group life and dental businesses. Retirement and savings increased by $88 million, primarily as a result of the aforementioned premium growth.

      Interest credited to policyholders decreased by $4 million, or 2%, to $224 million for the three months ended March 31, 2003 from $228 million for the comparable 2002 period. Retirement and savings decreased by $8 million primarily attributable to declines in the average crediting rates in 2003 as a result of the interest rate environment. This decrease is partially offset by a $4 million increase in group insurance primarily attributable to the growth in the policyholder account balance, offset by declines in the average crediting rates.

      Policyholder dividends increased by $17 million, or 77%, to $39 million for the three months ended March 31, 2003 from $22 million for the comparable 2002 period. This increase is largely attributable to favorable mortality experience among several large group clients. Policyholder dividends vary from period to period based on participating contract experience, which is generally recorded in policyholder benefits and claims.

      Other expenses increased by $51 million, or 13%, to $436 million for the three months ended March 31, 2003 from $385 million in the comparable 2002 period. Group insurance and retirement and savings expenses increased by $46 million and $5 million, respectively, primarily due to a rise in non-deferrable variable expenses associated with the aforementioned premium growth, as well as additional post-retirement costs. Non-deferrable variable expenses include a certain portion of premium taxes, commissions, claim approval and case administration expenses. The increase in retirement and savings is partially offset by the Company's exit from the large market 401(k) business in late 2001 which resulted in expense reductions as business transferred to other carriers throughout 2002.

INDIVIDUAL

      The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    --------------------------
                                                                                       2003            2002
                                                                                    ----------      ----------
                                                                                      (DOLLARS IN MILLIONS)

            REVENUES
            Premiums                                                                $    1,041      $    1,084
            Universal life and investment-type product policy fees                         360             298
            Net investment income                                                        1,562           1,520
            Other revenues                                                                  86             128
            Net investment (losses) gains (net of amounts allocated from other
              accounts of ($38) and ($13), respectively)                                   (68)              3
                                                                                    ----------      ----------
              Total revenues                                                             2,981           3,033
                                                                                    ----------      ----------

            EXPENSES
            Policyholder benefits and claims (excludes amounts directly related
              to net investment losses of ($28) and ($7), respectively)                  1,252           1,232
            Interest credited to policyholder account balances                             443             443
            Policyholder dividends                                                         440             459
            Other expenses (excludes amounts directly related to net
              investment losses of ($10) and ($6), respectively)                           668             634
                                                                                    ----------      ----------
              Total expenses                                                             2,803           2,768
                                                                                    ----------      ----------

            Income from continuing operations before provision
              for income taxes                                                             178             265
            Provision for income taxes                                                      63              95
                                                                                    ----------      ----------
            Income from continuing operations                                              115             170
            Income from discontinued operations, net of income taxes                        26               6
                                                                                    ----------      ----------
            Net income                                                              $      141      $      176
                                                                                    ==========      ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- INDIVIDUAL

      Premiums decreased by $43 million, or 4%, to $1,041 million for the three months ended March 31, 2003 from $1,084 million for the comparable 2002 period. Premiums from insurance products decreased by $47 million, primarily from a third quarter 2002 amendment of a reinsurance agreement to increase the amount of insurance ceded, as well as a decrease in dividends used to purchase additional insurance as a direct result of the dividend scale reduction adopted in the fourth quarter of 2002. Premiums from annuity and investment-type products increased by $4 million as a result of higher sales of single premium immediate annuities.

      Universal life and investment-type product policy fees increased by $62 million, or 21%, to $360 million for the three months ended March 31, 2003 from $298 million for the comparable 2002 period. Policy fees from insurance products increased by $61 million due to higher revenue from insurance fees, surrender charges, and the recognition of previously deferred fees. The recognition of previously deferred fees was the result of lapse, mortality and investment experience. Policy fees from annuity and investment-type products remained essentially unchanged as new deposits offset a slight decline in the average separate account balances.

      Other revenues decreased by $42 million, or 33%, to $86 million for the three months ended March 31, 2003 from $128 million for the comparable 2002 period, largely due to lower commission and fee income associated with a volume decline in the broker/dealer and other subsidiaries which is principally due to the depressed equity markets.

      The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of deferred policy acquisition costs, to the extent that such amortization results from investment gains and losses; and (ii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

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

      Policyholder benefits and claims increased by $20 million, or 2%, to $1,252 million for the three months ended March 31, 2003 from $1,232 million for the comparable 2002 period. Policyholder benefits and claims for annuity and investment-type products increased by $16 million largely due to increased benefits related to single premium immediate annuities and an increase in the expense for guaranteed minimum death benefits. Policyholder benefits and claims for insurance products increased by $4 million primarily due to unfavorable mortality experience, offset by the impact from the aforementioned reinsurance arrangement.

      Interest credited to policyholder account balances remained essentially unchanged at $443 million for the comparable periods. Declines in the interest crediting rates were offset by growth in policyholder account balances.

      Policyholder dividends decreased by $19 million, or 4%, to $440 million for the three months ended March 31, 2003 from $459 million for the comparable 2002 period due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies.

      Other expenses increased by $34 million, or 5%, to $668 million in 2003 from $634 million for the comparable 2002 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses increased by $12 million, or 2%, to $753 million in 2003 from $741 million in 2002. Other expenses related to insurance products decreased by $18 million due to continued expense management, partially offset by increased pension and post-retirement benefit expenses over the comparable period. Additionally, reductions in volume-related commission expenses in the broker/dealer and other subsidiaries contributed to the decline. Other expenses related to annuity and investment-type products increased by $30 million. This increase is due to a rise in sales of new annuity and investment-type products offered by the MetLife Investors Group distribution channel, as well as increased pension and post-retirement benefit expenses.

      Deferred policy acquisition costs are principally amortized in proportion to gross margins or gross profits, including investment gains and losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

      Capitalization of deferred policy acquisition costs increased by $16 million, or 7%, to $260 million for the three months ended March 31, 2003 from $244 million for the comparable 2002 period due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses, partially offset by lower insurance product sales. Total amortization of deferred policy acquisition costs increased by $34 million, or 26%, to $165 million in 2003 from $131 million in 2002. Amortization of deferred policy acquisition costs of $175 million and $137 million is allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Increases in amortization of deferred policy acquisition costs allocated to other expenses of $30 million and $8 million related to insurance products and annuity and investment-type products, respectively, are due to the impact from lapse, mortality and equity market performance.

AUTO & HOME

      The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             --------------------------
                                                                2003            2002
                                                             ----------      ----------
                                                               (DOLLARS IN MILLIONS)

      REVENUES
      Premiums                                               $      712      $      692
      Net investment income                                          39              45
      Other revenues                                                  9               7
      Net investment losses                                          (4)            (14)
                                                             ----------      ----------
        Total revenues                                              756             730
                                                             ----------      ----------

      EXPENSES
      Policyholder benefits and claims                              534             495
      Other expenses                                                199             208
                                                             ----------      ----------
        Total expenses                                              733             703
                                                             ----------      ----------

      Income before (benefit) provision for income taxes             23              27
      (Benefit) provision for income taxes                           (4)              6
                                                             ----------      ----------
      Net income                                             $       27      $       21
                                                             ==========      ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- AUTO & HOME

      Premiums increased by $20 million, or 3%, to $712 million for the three months ended March 31, 2003 from $692 million for the comparable 2002 period. Auto and property premiums increased by $11 million and $7 million, respectively, primarily due to rate increases. Premiums from other personal lines increased by $2 million.

      Other revenues increased by $2 million, or 29%, to $9 million for the three months ended March 31, 2003 from $7 million for the comparable 2002 period. The increase is primarily due to income earned on a COLI policy purchased in the second quarter of 2002.

      Policyholder benefits and claims increased by $39 million, or 8%, to $534 million for the three months ended March 31, 2003 from $495 million for the comparable 2002 period. Auto policyholder benefits and claims increased by $52 million due to an increase in claims frequencies and increased losses due to adverse claims development related to older accident years. Correspondingly, the auto loss ratio increased to 83.3% in 2003 from 75.0% in 2002. Property policyholder benefits and claims decreased by $18 million due to improved claims frequencies, a reduction in the number of homeowner policies in-force, and underwriting and agency management actions. The property loss ratio decreased to 50.2% in 2003 from 63.2% in 2002. Property catastrophes represented 6.9% of the loss ratio in 2003 compared with 8.7% in 2002. Other policyholder benefits and claims increased by $5 million, primarily due to more personal umbrella claims. Fluctuations in these policyholder benefits and claims may not be commensurate with the change in premiums for a given period due to low premium volume and high liability limits.

      Other expenses decreased by $9 million, or 4%, to $199 million for the three months ended March 31, 2003 from $208 million for the comparable period in 2002. This decrease is due to a reduction in headcount, as well as lower integration costs and increased efficiencies associated with the St. Paul acquisition. The expense ratio decreased to 28.0% in 2003 from 30.1% in 2002.

      The effective income tax rates for the three months ended March 31, 2003 and 2002 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income, and a $7 million tax adjustment recorded in the first quarter of 2003 for a recovery of prior year tax overpayments on tax-exempt bonds.

INTERNATIONAL

      The following table presents consolidated financial information for the International segment for the periods indicated:

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                          -------------------------
                                                                             2003           2002
                                                                          ----------     ----------
                                                                            (DOLLARS IN MILLIONS)

            REVENUES
            Premiums                                                      $      395     $      375
            Universal life and investment-type product policy fees                51              7
            Net investment income                                                123             75
            Other revenues                                                         8              3
            Net investment losses                                                 --            (22)
                                                                          ----------     ----------
              Total revenues                                                     577            438
                                                                          ----------     ----------

            EXPENSES
            Policyholder benefits and claims                                     358            327
            Interest credited to policyholder account balances                    37              9
            Policyholder dividends                                                19             11
            Other expenses                                                       121             93
                                                                          ----------     ----------
              Total expenses                                                     535            440
                                                                          ----------     ----------

            Income (loss) from continuing operations before provision
              for income taxes                                                    42             (2)
            Provision for income taxes                                            14              7
                                                                          ----------     ----------
            Income (loss) from continuing operations                              28             (9)
            Cumulative effect of change in accounting                             --              5
                                                                          ----------     ----------
            Net income (loss)                                             $       28     $       (4)
                                                                          ==========     ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- INTERNATIONAL

      Premiums increased by $20 million, or 5%, to $395 million for the three months ended March 31, 2003 from $375 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 increased premiums by $142 million. Partially offsetting this increase is a decrease of $103 million attributable to a non-recurring sale of an annuity contract in the first quarter of 2002 to a Canadian trust company. Excluding these items, premiums decreased by $19 million, or 7%, over the comparable 2002 period. Mexico's premiums (excluding Hidalgo) decreased by $48 million, which is attributable to decreases in both its group and individual life businesses. Actions taken by the Mexican government, which were anticipated, impacting the insurance and annuities market, caused certain products to be less advantageous to customers, which resulted in reduced sales. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso against the dollar contributed to the decline. Chile's premiums decreased by $8 million mainly due to lower sales results in the individual annuities business. Partially offsetting these declines, South Korea's premiums increased by $26 million primarily due to a larger professional sales force and improved agent productivity. Spain's premiums increased by $9 million due to a combination of growth and the strengthening of the Euro. Taiwan's premiums increased by $3 million due primarily to renewal premium in its individual life business. The remainder of the variance is attributable to minor fluctuations in several countries.

      Universal life and investment type-product policy fees increased by $44 million, or 629%, to $51 million for the three months ended March 31, 2003 from $7 million for the comparable 2002 period, primarily due to the acquisition of Hidalgo in June 2002 which accounted for $42 million of this increase. The remainder of the variance is attributable to minor fluctuations in several countries.

      Other revenues increased by $5 million, or 167%, to $8 million for the three months ended March 31, 2003 from $3 million for the comparable 2002 period. This increase is primarily due to the recovery of a receivable that had previously been written-off in Mexico.

      Policyholder benefits and claims increased by $31 million, or 9%, to $358 million for the three months ended March 31, 2003 from $327 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 increased policyholder benefits and claims by $137 million. Partially offsetting this increase is a decrease of $103 million for the aforementioned non-recurring sale of an annuity contract during the first quarter of 2002. Excluding these items, policyholder benefits and claims decreased by $3 million, or 1%, from the comparable 2002 period. Mexico's policyholder benefits (excluding Hidalgo) decreased by $48 million commensurate with the overall premium decreases discussed above. South Korea's, Spain's and Taiwan's policyholder benefits and claims increased by $24 million, $18 million and $3 million respectively, primarily as a result of the overall premium increase previously discussed.

      Interest credited to policyholder account balances increased by $28 million, or 311%, to $37 million for the three months ended March 31, 2003 from $9 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 accounted for $25 million of this variance. Mexico's interest credited (excluding Hidalgo) increased by $2 million due primarily to an increase in the crediting rates reflective of Mexico's interest rate environment. The remainder of the variance is attributable to minor fluctuations in several countries.

      Policyholder dividends increased by $8 million, or 73%, to $19 million for the three months ended March 31, 2003 from $11 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 increased policyholder dividends by $9 million. The remainder of the variance is attributable to minor fluctuations in several countries.

      Other expenses increased by $28 million, or 30%, to $121 million for the three months ended March 31, 2003 from $93 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 accounted for a $31 million increase. The remainder of the variance is attributable to minor fluctuations in several countries.

REINSURANCE

The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                ---------------------
                                                   2003        2002
                                                ---------    --------
                                                (Dollars in millions)
           REVENUES
           Premiums                              $  552      $ 475
           Net investment income                    110         99
           Other revenues                            12          8
           Net investment (losses) gains             (4)         2
                                                 ------      -----
               Total revenues                       670        584
                                                 ------      -----
           EXPENSES
           Policyholder benefits and claims         428        395
           Interest credited to policyholder
            account balances                         43         34
           Policyholder dividends                     5          5
           Other expenses                           164        113
                                                 ------      -----
               Total expenses                       640        547
                                                 ------      -----
           Income before provision for income
            taxes                                    30         37
           Provision for income taxes                10         13
                                                 ------      -----
           Net income                            $   20      $  24
                                                 ======      =====

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- REINSURANCE

      Premiums increased by $77 million, or 16%, to $552 million for the three months ended March 31, 2003 from $475 million for the comparable 2002 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and U.K. reinsurance operations, all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Other revenues increased by $4 million, or 50%, to $12 million for the three months ended March 31, 2003 from $8 million for the comparable 2002 period. This variance is due to an increase in fees earned on financial reinsurance and asset-intensive business in the U.S. as a result of new business obtained in the fourth quarter of 2002.

      Policyholder benefits and claims increased by $33 million, or 8%, to $428 million for the three months ended March 31, 2003 from $395 million for the comparable 2002 period. As a percentage of premiums, policyholder benefits and claims decreased to 78% in 2003 from 83% in 2002. This decrease is primarily attributable to favorable mortality in the U.S. traditional business, partially offset by unfavorable claim experience in certain international reinsurance operations. The level of claims may fluctuate from period to period, but exhibits less volatility over the long-term.

      Interest credited to policyholder account balances increased by $9 million, or 26%, to $43 million for the three months ended March 31, 2003 from $34 million for the comparable 2002 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts and certain cash-value contracts. Contributing to this growth was several new annuity reinsurance agreements executed primarily during the fourth quarter of 2002, as well as new deposits during the first quarter of 2003 on existing treaties. The crediting rate on certain blocks of annuities is based on the performance of the underlying assets.

      Policyholder dividends were unchanged at $5 million for both the three months ended March 31, 2003 and 2002.

      Other expenses increased by $51 million, or 45%, to $164 million for the three months ended March 31, 2003 from $113 million for the comparable 2002 period. Other expenses includes minority interest of $20 million and $19 million for the three months ended March 31, 2003 and 2002, respectively. Excluding minority interest, the increase in other expenses is primarily attributable to the reinsurance business in the U.K., which is characterized by higher initial reinsurance allowances than those historically experienced in this segment. These expenses fluctuate depending on the mix of the underlying insurance products being reinsured as allowances paid and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty.

ASSET MANAGEMENT

      The following table presents consolidated financial information for the Asset Management segment for the periods indicated:

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                        -----------------
                                          2003     2002
                                        -------- --------
                                       (Dollars in millions)
REVENUES
Net investment income                     $16      $14
Other revenues                             29       40
Net investment gains (losses)               8       (4)
                                          ---      ---
Total revenues                             53       50
                                          ---      ---
OTHER EXPENSES                             43       52
                                          ---      ---
Income (loss) before provision for
income taxes                               10       (2)
Provision (benefit) for income taxes        4       (1)
                                          ---      ---
Net income (loss)                          $6      $(1)
                                          ===      ===


THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- ASSET MANAGEMENT

      Other revenues, which primarily consist of management and advisory fees from third parties, decreased by $11 million, or 28%, to $29 million for the three months ended March 31, 2003 from $40 million for the comparable 2002 period. This decrease is primarily the result of significantly lower average assets under management on which these fees are earned.

      Other expenses decreased by $9 million, or 17%, to $43 million for the three months ended March 31, 2003 from $52 million for the comparable 2002 period. This decrease is primarily attributable to staff reductions in the third and fourth quarters of 2002 and reduced expenses as a result of lower average assets under management.

CORPORATE & OTHER

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002 -- CORPORATE & OTHER

      Other revenues increased by $3 million, or 33%, to $12 million for the three months ended March 31, 2003 from $9 million for the comparable 2002 period. This variance includes a $3 million increase in income earned on a COLI policy resulting from higher crediting rates. In the first quarter of 2003, the Company recorded $3 million for the amortization of a deferred gain related to a property lease-back transaction. The Company anticipates that the deferred gain will be amortized into income through 2005. These increases are partially offset by a $3 million decrease related to the finite risk experience refunds. Experience refunds can vary from period to period based on market performance.

      Other expenses decreased by $50 million, or 30%, to $118 million for the three months ended March 31, 2003 from $168 million for the comparable 2002 period. This variance is primarily due to a decrease in costs associated with legal matters. A $55 million expense was recorded in the first quarter of 2002 to cover costs associated with the resolution of a federal government investigation of General American's former Medicare business. This decrease was partially offset by a net increase of $3 million related to asbestos reinsurance. This variance is comprised of the amortization of the deferred gain in the first quarter of 2003 of $17 million, partially offset by a $14 million expense to record a reduction in the recoverable asset resulting from market changes.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

      CAPITAL

      Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At March 31, 2003, MetLife and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

      LIQUIDITY

      Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. It is managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and is provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company's liquidity management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth, and a targeted liquidity profile. A disruption in the financial markets could limit the Holding Company's access to liquidity.

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

      LIQUIDITY SOURCES

      Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of
(i) 10% of its statutory surplus as of the immediately preceding calendar year; and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. In addition, the Holding Company also receives dividends from its other subsidiaries. The Holding Company's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

      The dividend limitation is based on statutory financial results. Statutory accounting practices, as prescribed by the Department, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of deferred policy acquisition costs, certain deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

      Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturities. At March 31, 2003 and December 31, 2002, the Holding Company had $950 million and $1,343 million in liquid assets, respectively.

      Global Funding Sources. Liquidity is also provided by a variety of both short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, capital securities and stockholders' equity. The diversification of the Holding Company's funding sources enhances funding flexibility and limits dependence on any one source of funds, and generally lowers the cost of funds.

      At March 31, 2003 and December 31, 2002, the Holding Company had $100 million and $249 million in short-term debt outstanding, respectively. At both March 31, 2003 and December 31, 2002, the Holding Company had $3.3 billion in long-term debt outstanding.

      The Holding Company filed a $4.0 billion shelf registration statement, effective June 1, 2001, with the U.S. Securities and Exchange Commission which permits the registration and issuance of debt and equity securities as described more fully therein. The Holding Company has issued senior debt in the amount of $2.25 billion under this registration statement. In December 2002, the Holding Company issued $400 million 5.375% senior notes due 2012 and $600 million 6.50% senior notes due 2032 and, in November 2001, the Holding Company issued $500 million 5.25% senior notes due 2006 and $750 million 6.125% senior notes due 2011. In addition, in February 2003, the Holding Company remarketed under the shelf registration statement $1,006 million aggregate principal amount of debentures previously issued in connection with the issuance of equity security units as part of MetLife, Inc.'s initial public offering in April 2000.

      Other sources of the Holding Company's liquidity include programs for short- and long-term borrowing, as needed, arranged through Metropolitan Life.

      Credit Facilities. The Holding Company maintains a committed and unsecured credit facility for approximately $1.25 billion that it shares with Metropolitan Life and MetLife Funding, Inc. ("MetLife Funding") which expires in 2005. In April 2003, Metropolitan Life and MetLife Funding replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility and the Holding Company was added as a borrower. Drawdowns under these facilities bear interest at varying rates stated in the agreements.
These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At March 31, 2003, none of the Holding Company, Metropolitan Life or MetLife Funding had drawn against these credit facilities.

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

      Capital Contributions to Subsidiaries. During the three months ended March 31, 2003, the Holding Company contributed $10 million to MetLife Group, Inc. In 2002, the Holding Company contributed $500 million to Metropolitan Life.

      Share Repurchase. On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company did not acquire any shares of common stock during the three months ended March 31, 2003. The Holding Company acquired 7,680,041 shares of common stock for $240 million during the three months ended March 31, 2002. At March 31, 2003 the Holding Company had approximately $806 million remaining on its existing share repurchase authorization. The Company does not anticipate any share repurchases in the three months ending June 30, 2003 and any repurchases during the remainder of 2003 will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock.

      Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level Risk-Based Capital ("RBC"), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2003, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC calculated at December 31, 2002.

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

THE COMPANY

      CAPITAL

      RBC. Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items; similar rules apply to each of the Company's domestic insurance subsidiaries. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2002, Metropolitan Life's and each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

      The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of the Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York effective January 1, 2001. Effective December 31, 2002, the Department adopted a modification to its regulations to be consistent with Codification with respect to the admissibility of deferred income taxes by New York insurers, subject to certain limitations. The adoption of the Codification, as modified by the Department, did not adversely affect Metropolitan Life's statutory capital and surplus. Further modifications by state insurance departments may impact the effect of the Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

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

      Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturities and equity securities. At March 31, 2003 and December 31, 2002, the Company had $134 billion and $127 billion in liquid assets, respectively.

      Global Funding Sources. Liquidity is also provided by a variety of both short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, capital securities and stockholders' equity. The diversification of the Company's funding sources enhances funding flexibility and limits dependence on any one source of funds, and generally lowers the cost of funds.

      At March 31, 2003 and December 31, 2002, the Company had $2,441 million and $1,161 million in short-term debt outstanding, respectively, and $5,481 million and $4,425 million in long-term debt outstanding, respectively. See "-- The Holding Company -- Global Funding Sources."

      MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both March 31, 2003 and December 31, 2002, MetLife Funding had a tangible net worth of $10.7 million. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At March 31, 2003 and December 31, 2002, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1,052 million and $400 million, respectively, consisting primarily of commercial paper.

      Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.4 billion ($1.1 billion expiring in the second quarter of 2003 and a total of approximately $1.3 billion expiring in 2005). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper programs. At March 31, 2003, the Company had drawn approximately $35 million under two of the three facilities expiring in 2005 at interest rates ranging from 4.15% to 5.56% and approximately another $10 million under a facility expiring in 2003 at an interest rate of 1.81%. In April 2003, the Company replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility and the Holding Company was added as a borrower.

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

      The following table summarizes the Company's major contractual obligations (other than those arising from its ordinary product and investment purchase activities) as of March 31, 2003:

Contractual Obligations    Total    2003     2004     2005     2006     2007   Thereafter
-----------------------    -----    ----     ----     ----     ----     ----   ----------
Long-term debt (1)        $5,491   $  461   $  126   $1,296   $  603   $    3   $3,002
Partnership investments    1,594    1,594       --       --       --       --       --
Operating leases           1,397      149      175      157      139      121      656
Mortgage commitments         797      797       --       --       --       --       --
Company-obligated
  securities (1)             350       --       --       --       --       --      350
                          ------   ------   ------   ------  -------   ------   -------
    Total                 $9,629   $3,001   $  301   $1,453   $  742   $  124   $4,008
                          ======   ======   ======   ======  =======   ======   =======

----------

    (1) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include related premiums and discounts.

      On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was $14 million at March 31, 2003. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

      Letters of Credit. At March 31, 2003 and December 31, 2002, the Company had outstanding approximately $608 million and $625 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

      Support Agreements. In addition to the support agreements described above, Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("New England Life") at the time Metropolitan Life acquired New England Life. Under the agreement, Metropolitan Life agreed, without limitation as to the amount to cause New England Life to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement may be terminated under certain circumstances. At March 31, 2003, the capital and surplus of New England Life was in excess of the minimum capital and surplus amounts referenced above, and its total adjusted capital was in excess of the most recent referenced RBC calculated at December 31, 2002.

      In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"). Under the agreement, Metropolitan Life agreed without limitation as to amount to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At March 31, 2003, the capital and surplus of General American was in excess of the minimum capital and surplus amounts referenced above, and its total adjusted capital was in excess of the most recent referenced RBC calculated at December 31, 2002.

      Metropolitan Life has entered into a net worth maintenance agreement with Security Equity Life Insurance Company ("Security Equity"), an insurance subsidiary acquired in the GenAmerica transaction. Under the agreement, Metropolitan Life agreed without limitation as to amount to cause Security Equity to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and sufficient liquidity to meet its current obligations. The agreement may be terminated under certain circumstances. At March 31, 2003, the capital and surplus of Security Equity was in excess of the minimum capital and surplus amounts referenced above, and its total adjusted capital was in excess of the most recent referenced RBC calculated at December 31, 2002.

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

      General American has agreed to guarantee the obligations of its subsidiary, Paragon Life Insurance Company, and certain obligations of its former subsidiaries, Security Equity, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors life insurance policies and annuity contract liabilities. At March 31, 2003, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amounts referenced above, and its total adjusted capital was in excess of the most recent referenced RBC calculated at December 31, 2002.

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

      It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except with respect to certain matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's unaudited interim condensed consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

      Consolidated cash flows. Net cash provided by operating activities was $1,175 million and $667 million for the three months ended March 31, 2003 and 2002, respectively. The $508 million increase in operating cash flows in 2003 from the comparable 2002 period is primarily attributable to the growth in MetLife Bank's customer deposits and the securities lending program. In addition, operating cash flows from insurance products increased due to sales growth in the group life, dental, disability and long-term care businesses, as well as higher sales in retirement and saving's structured settlement products. These increases are partially offset by the payment for an additional COLI policy purchased late in the first quarter of 2003.

      Net cash used in investing activities was $1,746 million and $4,888 million for the three months ended March 31, 2003 and 2002, respectively. The $3,142 million decrease in net cash used in investing activities in 2003 from the comparable 2002 period is primarily attributable to proceeds from sales of fixed maturities being reinvested in cash equivalents and a decrease in purchases of fixed maturities. These items are partially offset by 2002 sales of equity securities which were purchased as part of the Company's investment in the equity markets following the September 11, 2001 tragedies.

      Net cash provided by financing activities was $3,186 million and $772 million for the three months ended March 31, 2003 and 2002, respectively. The $2,414 million increase in financing activities in 2003 from the comparable 2002 period was due to an $862 million increase in policyholder account balances primarily from sales of annuity products and the issuance of $1.1 billion in short-term debt to pre-fund the issuance of guaranteed interest contracts in April 2003. The Company had a $240 million reduction in stock repurchases and a $186 million reduction in cash outflows related to the repayment of long-term debt in 2003 versus the comparable 2002 period.

EFFECTS OF INFLATION

      The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

      In April 2003, the Financial Accounting Standards Board ("FASB") cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments ("Issue B36"). Issue B36 concluded that a ceding company's funds withheld payable and an assuming company's funds withheld receivable under a modified coinsurance agreement include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003. The Company is in the process of developing an estimate of the impact of the adoption of Issue B36 on its consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS 149 and already effective, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have a significant impact on its unaudited interim condensed consolidated financial statements.

      During 2003, the Company adopted or applied the following accounting standards and/or interpretations: (i) FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 ("FIN 46"); (ii) SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure; (iii) FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others; (iv) SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and (v) SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. None of the accounting standards and/or interpretations described in this paragraph had a significant impact on the Company's unaudited interim condensed consolidated financial statements.

INVESTMENTS

      The Company had total cash and invested assets at March 31, 2003 and December 31, 2002 of $198.4 billion and $190.7 billion, respectively. In addition, the Company had $60.6 billion and $59.7 billion held in its separate accounts, for which the Company generally does not bear investment risk as of March 31, 2003 and December 31, 2002, respectively.

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

      The following table summarizes the Company's cash and invested assets at:

                                        March 31, 2003     December 31, 2002
                                        --------------     -----------------
                                       Carrying    % of    Carrying    % of
                                        Value      Total     Value     Total
                                        -----      -----     -----     -----
                                                (Dollars in millions)
Fixed maturities available-for-sale,
  at fair value                        $144,610    72.9%   $140,553    73.7%
Mortgage loans on real estate            25,046    12.6      25,086    13.2
Policy loans                              8,615     4.3       8,580     4.5
Cash and cash equivalents                 4,938     2.5       2,323     1.2
Real estate and real estate joint
  ventures held-for-investment            4,541     2.3       4,566     2.4
Other invested assets                     3,948     2.0       3,727     1.9
Equity securities and other limited
  partnership interests                   3,504     1.8       3,743     2.0
Short-term investments                    3,188     1.6       1,921     1.0
Real estate held-for-sale                    28     0.0         159     0.1
                                       --------   -----    --------   -----
    Total cash and invested assets     $198,418   100.0%   $190,658   100.0%
                                       ========   =====    ========   =====

INVESTMENT RESULTS

      The annualized yields on general account cash and invested assets, including net investment income from discontinued operations and excluding all net investment gains and losses, were 6.89% and 7.18% for the three months ended March 31, 2003 and 2002, respectively.

      The following table illustrates the annualized yields on average assets for each of the components of the Company's investment portfolio for the three months ended March 31, 2003 and 2002:

                                 At or for the three months ended March 31,
                                 ------------------------------------------
                                         2003                  2002
                                 ------------------     ------------------
                                 Yield(1)    Amount     Yield(1)    Amount
                                 --------    ------     --------    ------
                                          (Dollars in millions)
FIXED MATURITIES: (2)
Investment income                  7.01%   $  2,048      7.56%    $  1,957
Net investment losses                          (149)                  (165)
                                           --------               --------
    Total                                  $  1,899               $  1,792
                                           --------               --------
Ending assets                              $144,610               $118,477
                                           --------               --------
MORTGAGE LOANS ON REAL
  ESTATE: (3)
Investment income                  7.51%   $    470      7.81%    $    462
Net investment losses                           (14)                   (19)
                                           --------               --------
    Total                                  $    456               $    443
                                           --------               --------
Ending assets                              $ 25,046               $ 23,684
                                           --------               --------
REAL ESTATE AND REAL ESTATE
  JOINT VENTURES: (4)
Investment income, net of
  expenses                        10.94%   $    127     10.36%    $    150
Net investment gains (losses)                    92                     (2)
                                           --------               --------
    Total                                  $    219               $    148
                                           --------               --------
Ending assets                              $  4,569               $  5,862
                                           --------               --------
POLICY LOANS:
Investment income                  6.47%   $    139      6.35%    $    131
                                           --------               --------
Ending assets                              $  8,615               $  8,310
                                           --------               --------
EQUITY SECURITIES AND OTHER
  LIMITED PARTNERSHIP INTERESTS:
Investment income                  5.53%   $     50      0.87%    $      9
Net investment (losses) gains                   (71)                   161
                                           --------               --------
    Total                                  $    (21)              $    170
                                           --------               --------
Ending assets                              $  3,504               $  3,311
                                           --------               --------
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS:
Investment income                  4.57%   $     64      4.92%    $     83
Net investment (losses) gains                    (4)                     2
                                           --------               --------
    Total                                  $     60               $     85
                                           --------               --------
Ending assets                              $  8,126               $  6,434
                                           --------               --------
OTHER INVESTED ASSETS:
Investment income                  6.52%   $     63      5.49%    $     46
Net investment losses                           (24)                   (82)
                                           --------               --------
    Total                                  $     39               $    (36)
                                           --------               --------
Ending assets                              $  3,948               $  3,512
                                           --------               --------
TOTAL INVESTMENTS:
Investment income before
  expenses and fees                7.04%    $ 2,961      7.31%    $  2,838
Investment expenses and fees      (0.15%)       (62)    (0.13%)        (49)
                                  --------  --------    -------   ---------
Net investment income              6.89%    $ 2,899      7.18%    $  2,789
Net investment losses                          (170)                  (105)
Adjustments to investment
losses (5)                                       38                     13
                                            -------               --------
    Total                                   $ 2,767               $  2,697
                                            =======               ========

      -------------

      (1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

      (2) Included in fixed maturities are equity-linked notes of $798 million and $995 million at March 31, 2003 and 2002, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

      (3) Investment income from mortgage loans on real estate includes prepayment fees.

      (4) Real estate and real estate joint venture income is shown net of depreciation of $45 million and $58 million for the three months ended March 31, 2003 and 2002, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $2 million and $27 million for the three months ended March 31, 2003 and 2002, respectively. These amounts are net of depreciation of $1 million and $18 million for the three months ended March 31, 2003 and 2002, respectively. Net investment gains include $90 million of gains classified as discontinued operations for the three months ended March 31, 2003. There were no gains classified as discontinued operations for the three months ended March 31, 2002.

      (5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

FIXED MATURITIES

      Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 72.9% and 73.7% of total cash and invested assets at March 31, 2003 and December 31, 2002, respectively. Based on estimated fair value, public fixed maturities represented $125,043 million, or 86.5%, and $121,191 million, or 86.2%, of total fixed maturities at March 31, 2003 and December 31, 2002, respectively. Based on estimated fair value, private fixed maturities represented $19,567 million, or 13.5%, and $19,362 million, or 13.8%, of total fixed maturities at March 31, 2003 and December 31, 2002, respectively. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities; (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral; and
(iii) increase diversification. However, the Company may not freely trade its privately placed fixed maturities because of restrictions imposed by federal and state securities laws and illiquid markets.

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

      The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                               March 31, 2003                    December 31, 2002
                                     --------------------------------     --------------------------------
                                                 Estimated                             Estimated
NAIC    Rating Agency                Amortized      Fair        % of      Amortized       Fair       % of
Rating  Designation (1)                Cost         Value       Total        Cost        Value       Total
------  ---------------                ----         -----       -----        ----      ---------     -----
                                                              (Dollars in millions)
1       Aaa/Aa/A                    $  94,101     $100,489      69.5%     $ 91,250      $97,495      69.4%
2       Baa                            29,139       31,264      21.6        29,345       31,060      22.1
3       Ba                              7,464        7,581       5.2         7,413        7,304       5.2
4       B                               3,491        3,441       2.4         3,463        3,227       2.3
5       Caa and lower                     712          626       0.4           434          339       0.2
6       In or near default                522          514       0.4           430          416       0.3
                                    ---------     --------     -----      --------     --------     -----
        Subtotal                      135,429      143,915      99.5       132,335      139,841      99.5
        Redeemable preferred stock        806          695       0.5           817          712       0.5
                                    ---------     --------     -----      --------     --------     -----
        Total fixed maturities      $ 136,235     $144,610     100.0%     $133,152     $140,553     100.0%
                                    =========     ========     =====      ========     ========     =====

      -----------

      (1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based upon the availability of the applicable ratings beginning with Moody's, followed by S&P.

      Based on estimated fair values, investment grade fixed maturities comprised 91.1% and 91.5% of total fixed maturities in the general account at March 31, 2003 and December 31, 2002, respectively.

      The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                       March 31, 2003        December 31, 2002
                                  --------------------      ---------------------
                                             Estimated                  Estimated
                                  Amortized    Fair         Amortized       Fair
                                    Cost      Value           Cost         Value
                                    ----      -----           ----         -----
                                             (Dollars in millions)
Due in one year or less          $  4,846    $  4,949      $  4,592      $  4,662
Due after one year through five
 years                             24,627      25,888        26,200        27,354
Due after five years through ten
  years                            24,388      26,372        23,297        24,987
Due after ten years                35,249      38,713        35,507        38,452
                                 --------    --------      --------      --------
  Subtotal                         89,110      95,922        89,596        95,455
Mortgage-backed and other
  asset-backed securities          46,319      47,993        42,739        44,386
                                 --------    --------      --------      --------
  Subtotal                        135,429     143,915       132,335       139,841
Redeemable preferred stock            806         695           817           712
                                 --------    --------      --------      --------
    Total fixed maturities       $136,235    $144,610      $133,152      $140,553
                                 ========    ========      ========      ========

Actual maturities may differ as a result of prepayments by the issuer.

      The Company diversifies its fixed maturities by security sector. The following tables set forth the amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector is comprised at:

                                                        March 31, 2003
                                --------------------------------------------------------------
                                                  Gross Unrealized
                                Amortized        -----------------       Estimated      % of
                                   Cost          Gain         Loss       Fair Value     Total
                                ---------       -------      ------      ----------     -----
                                                    (Dollars in millions)
U.S. corporate securities       $ 49,186      $  3,599      $    618      $ 52,167       36.1%
Mortgage-backed securities        36,168         1,661            60        37,769       26.1
Foreign corporate
  securities                      18,241         1,518           217        19,542       13.5
U.S. treasuries/agencies          10,919         1,574             4        12,489        8.6
Asset-backed securities           10,151           229           156        10,224        7.1
Foreign government
  securities                       7,670           746            42         8,374        5.8
State and political
  subdivisions                     2,522           186            25         2,683        1.8
Other fixed income assets            572           108            13           667        0.5
                                --------      --------      --------      --------      -----
    Total bonds                  135,429         9,621         1,135       143,915       99.5
Redeemable preferred stocks          806            22           133           695        0.5
                                --------      --------      --------      --------      -----
    Total fixed maturities      $136,235      $  9,643      $  1,268      $144,610      100.0%
                                ========      ========      ========      ========      =====


                                                    December 31, 2002
                               ---------------------------------------------------------
                                               Gross Unrealized
                               Amortized      -------------------     Estimated      % of
                                  Cost         Gain         Loss      Fair Value    Total
                               ---------      ------       ------     ----------    -----
                                                  (Dollars in millions)
U.S. corporate securities       $ 47,021     $ 3,193      $   957      $ 49,257      35.0%
Mortgage-backed securities        33,256       1,649           22        34,883      24.8
Foreign corporate
  securities                      18,001       1,435          207        19,229      13.7
U.S. treasuries/agencies          14,373       1,565            4        15,934      11.3
Asset-backed securities            9,483         228          208         9,503       6.8
Foreign government
  securities                       7,012         636           52         7,596       5.4
State and political
  subdivisions                     2,580         182           20         2,742       2.0
Other fixed income assets            609         191          103           697       0.5
                                --------       -----       ------       -------    ------
    Total bonds                  132,335       9,079        1,573       139,841      99.5
Redeemable preferred
  stocks                             817          12          117           712       0.5
                                --------       -----       ------       -------    ------
    Total fixed maturities     $ 133,152     $ 9,091      $ 1,690      $140,553     100.0%
                                ========       =====       ======       =======    ======

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

      The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured at:

                       March 31, 2003          December 31, 2002
                  -----------------------   -----------------------
                  Estimated         % of    Estimated         % of
                  Fair Value        Total   Fair Value        Total
                  ----------     --------   ----------       ------
                                 (Dollars in millions)
Performing         $143,755         99.4%    $139,717         99.4%
Potential problem       458          0.3          450          0.3
Problem                 369          0.3          358          0.3
Restructured             28           --           28           --
                   --------        -----     --------        -----
  Total            $144,610        100.0%    $140,553        100.0%
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

      Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

      - length of time and the extent to which the market value has been below amortized cost;

      - potential for impairments of securities when the issuer is experiencing significant financial difficulties, including a review of all securities of the issuer, including its known subsidiaries and affiliates, regardless of the form of the Company's ownership;

      - potential for impairments in an entire industry sector or sub-sector;

      - potential for impairments in certain economically depressed geographic locations;

      - potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and

      - other subjective factors, including concentrations and information obtained from regulators and rating agencies.

      The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $176 million and $275 million for the three months ended March 31, 2003 and 2002, respectively. The Company's three largest writedowns totaled $101 million and $99 million for the three months ended March 31, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were financial restructurings or bankruptcy filings. During the three months ended March 31, 2003 and 2002, the Company sold fixed maturities with a fair value of $5,584 million and $4,012 million at a loss of $73 million and $202 million, respectively.

      The gross unrealized loss related to the Company's fixed maturities at March 31, 2003 was $1,268 million. These fixed maturities mature as follows: 2% due in one year or less; 23% due in greater than one year to five years; 21% due in greater than five years to ten years; and 54% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (48%), foreign corporates
(22%) and asset-backed (12%); and are concentrated by industry in finance (15%), utilities (14%), asset-backed (12%) and transportation (11%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 26% of the $18,606 million of the fair value and 43% of the $1,268 million gross unrealized loss on fixed maturities.

      The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                                    March 31, 2003
                                     ------------------------------------------------------------------------
                                         Amortized cost        Gross unrealized losses   Number of securities
                                     -----------------------   -----------------------   --------------------
                                     Less than      20% or     Less than      20% or     Less than    20% or
                                        20%         more          20%          more          20%       more
                                     ----------    --------    ----------    -------     ---------    ------
                                                        (Dollars in millions)
Less than six months                  $ 9,873      $   768      $   342      $   216         504        91
Six months or greater but less
 than nine months                       1,529          513           67          193         141        57
Nine months or greater but less
 than twelve months                     1,794          108           58           43         134         9
Twelve months or greater                5,194           95          306           43         281        13
                                      -------      -------      -------      -------       -----       ---
  Total                               $18,390      $ 1,484      $   773      $   495       1,060       170
                                      =======      =======      =======      =======       =====       ===

      The Company's review of its fixed maturities for impairments includes an analysis of the total gross unrealized losses by three categories of securities:
(i) securities where the estimated fair value had declined and remained below amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months; and (iii) securities where the estimated value had declined and remained below amortized cost by 20% or more for six months or greater. The first two categories have generally been adversely impacted by the downturn in the financial markets and overall economic conditions. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

      The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                            March 31, 2003
                                            --------------
                                           Gross          % of
                                     unrealized losses   Total
                                     -----------------   -----
                                        (Dollars in millions)
Less than 20%                          $  773            61.0%
20% or more for less than six months      216            17.0
20% or more for six months or greater     279            22.0
                                       ------           -----
  Total                                $1,268           100.0%
                                       ======           =====

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% is comprised of 1,060 securities with an amortized cost of $18,390 million and a gross unrealized loss of $773 million. These fixed maturities mature as follows: 3% due in one year or less; 23% due in greater than one year to five years; 20% due in greater than five years to ten years; and 54% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (42%) and foreign corporates (27%); and are concentrated by industry in finance (20%), utilities (11%) and consumer (10%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 25% of the $17,617 million fair value and 36% of the $773 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months is comprised of 91 securities with an amortized cost of $768 million and a gross unrealized loss of $216 million. These fixed maturities mature as follows: 17% due in greater than one year to five years; 17% due in greater than five years to ten years; and 66% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (56%) and asset-backed (25%); and are concentrated by industry in transportation (26%) and asset-backed (25%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 33% of the $552 million fair value and 35% of the $216 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater is comprised of 79 securities with an amortized cost of $716 million and a gross unrealized loss of

$279 million. These fixed maturities mature as follows: 23% due in greater than one year to five years; 38% due in greater than five years to ten years; and 39% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (58%), asset-backed (16%) and foreign corporate (13%); and are concentrated by industry in, transportation (28%), utilities (27%) and asset-backed (16%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 65% of the $437 million fair value and 70% of the $279 million gross unrealized loss.

      The Company held 13 fixed maturity securities each with a gross unrealized loss at March 31, 2003 greater than $10 million. Eight of these securities represent 47% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater. The estimated fair value and gross unrealized loss at March 31, 2003 for these securities were $250 million and $131 million, respectively. These securities were concentrated in the U.S. corporate sector. The Company analyzed, on a case-by-case basis, each of the eight fixed maturity securities as of March 31, 2003 to determine if the securities were other-than-temporarily impaired. The Company believes that the estimated fair value of these securities, which were concentrated in the utility and transportation industries, were depressed as a result of generally poor economic and market conditions. The Company believes that the analysis of each such security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of March 31, 2003.

      Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                              March 31, 2003         December 31, 2002
                       ------------------------   -----------------------
                       Estimated         % of     Estimated        % of
                       Fair Value        Total    Fair Value       Total
                       ----------       ------    ----------       -----
                                       (Dollars in millions)
Industrial              $  29,413        41.0%     $ 29,077         42.5%
Utility                     8,434        11.8         7,219         10.5
Finance                    13,035        18.2        12,596         18.4
Yankee/Foreign (1)         19,542        27.2        19,229         28.1
Other                       1,285         1.8           365          0.5
                        ---------        -----     --------        -----
  Total                 $  71,709        100.0%    $ 68,486        100.0%
                        =========        =====     ========        =====

      ------------

      (1) Includes publicly traded, U.S. dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

      The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of its total invested assets. At March 31, 2003, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,698 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at March 31, 2003 was $573 million.

      At March 31, 2003 and December 31, 2002, investments of $14,960 million and $14,778 million, respectively, or 76.6% and 76.9%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily U.S. dollar-denominated and concentrated by security type in industrial and financial institutions. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

      The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

      The Company's exposure to future deterioration in the economic and political environment in Brazil and Argentina, with respect to its Brazilian and Argentine related investments (including local insurance operations), is limited to the net carrying value of those assets, which totaled approximately $358 million and $144 million, respectively, as of March 31, 2003. The net carrying value of the Company's Brazilian and Argentine related investments is net of writedowns for other-than-temporary impairments.

      Mortgage-Backed Securities. The following table shows the types of mortgage-backed securities the Company held at:

                                             March 31, 2003      December 31, 2002
                                         -------------------   ---------------------
                                         Estimated     % of    Estimated       % of
                                         Fair Value    Total   Fair Value      Total
                                         ----------    -----   ----------      -----
                                                      (Dollars in millions)
Pass-through securities                  $13,825       36.6%    $12,515        35.9%
Collateralized mortgage obligations       16,435       43.5      15,511        44.5
Commercial mortgage-backed securities      7,509       19.9       6,857        19.6
                                         -------      -----     -------       -----
  Total                                  $37,769      100.0%    $34,883       100.0%
                                         =======      =====     =======       =====

      At March 31, 2003 and December 31, 2002, pass-through and collateralized mortgage obligations totaled $30,260 million and $28,026 million, respectively, or 80.1% and 80.4%, respectively, of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At March 31, 2003 and December 31, 2002, approximately $3,901 million and $3,598 million, respectively, or 52.0% and 52.5%, respectively, of the commercial mortgage-backed securities, and $28,976 million and $27,590 million, respectively, or 95.8% and 98.4%, respectively, of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

      The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

      Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed security investments generally have little sensitivity to changes in interest rates. Approximately $5,719 million and $4,912 million, or 55.9% and 51.7%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at March 31, 2003 and December 31, 2002, respectively.

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

      Structured Investment Transactions. The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return on its investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes consisting of equity linked notes and similar instruments.

      Effective February 1, 2003, FIN 46 established new accounting guidance relating to the consolidation of variable interest entities ("VIEs"). Certain of the Company's asset-backed securitizations and structured investment transactions meet the definition of a VIE under FIN 46. In addition, certain of the Company's investments in real estate joint ventures and other limited partnership interests also meet the VIE definition. The Company consolidates any VIE created on or after February 1, 2003 for which it is the primary beneficiary and, effective July 1, 2003, will consolidate any VIE created prior to February 1, 2003 for which it is the primary beneficiary.

      The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on the beneficial interests is recognized using the prospective method in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of

Interest Income and Impairment on Certain Investments. Prior to the effective date of FIN 46, the SPEs used to securitize assets were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE.

      The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. Prior to the effective date of FIN 46, these SPEs were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. The beneficial interests in SPEs where the Company exercises significant influence over the operating and financial policies of the SPE are accounted for in accordance with the equity method of accounting. Impairments of these beneficial interests are included in net investment gains and losses. The beneficial interests in SPEs where the Company does not exercise significant influence are accounted for based on the substance of the beneficial interest's rights and obligations. Beneficial interests are accounted for and are included in fixed maturities. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and their income is recognized using the retrospective interest method or the level yield method, as appropriate.

MORTGAGE LOANS ON REAL ESTATE

      The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 12.6% and 13.2% of the Company's total cash and invested assets at March 31, 2003 and December 31, 2002, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                     March 31, 2003         December 31, 2002
                  --------------------     -------------------
                  Carrying       % of      Carrying      % of
                    Value        Total       Value       Total
                    -----        -----       -----       -----
                             (Dollars in millions)
Commercial        $19,623        78.3%     $ 19,552      78.0%
Agricultural        5,052        20.2         5,146      20.5
Residential           371         1.5           388       1.5
                  -------       -----      --------     -----
     Total        $25,046       100.0%     $ 25,086     100.0%
                  =======       =====      ========     =====


   Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                              MARCH 31, 2003               DECEMBER 31, 2002
                          ----------------------        ----------------------
                          CARRYING         % OF         CARRYING          % OF
                           VALUE           TOTAL         VALUE           TOTAL
                           -----           -----         -----           -----
                                          (DOLLARS IN MILLIONS)
REGION
South Atlantic            $ 5,167           26.3%      $ 5,076           26.0%
Pacific                     4,198           21.4         4,180           21.4
Middle Atlantic             3,416           17.4         3,441           17.6
East North Central          2,260           11.5         2,147           11.0
New England                 1,168            6.0         1,323            6.8
West South Central          1,149            5.9         1,097            5.6
Mountain                      858            4.4           833            4.2
International                 631            3.2           632            3.2
West North Central            598            3.0           645            3.3
East South Central            178            0.9           178            0.9
                          -------        -------       -------        -------
  Total                   $19,623          100.0%      $19,552          100.0%
                          =======        =======       =======        =======

PROPERTY TYPE
Office                    $ 9,301           47.5%      $ 9,340           47.8%
Retail                      4,321           22.0         4,320           22.1
Apartments                  2,867           14.6         2,793           14.3
Industrial                  1,893            9.6         1,910            9.7
Hotel                         996            5.1           942            4.8
Other                         245            1.2           247            1.3
                          -------        -------       -------        -------
  Total                   $19,623          100.0%      $19,552          100.0%
                          =======        =======       =======        =======

   The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                    MARCH 31, 2003            DECEMBER 31, 2002
                                                ----------------------       ---------------------
                                                CARRYING          % OF       CARRYING         % OF
                                                 VALUE           TOTAL        VALUE          TOTAL
                                                 -----           -----        -----          -----
                                                               (DOLLARS IN MILLIONS)

Due in one year or less                         $   792            4.0%      $   713            3.6%
Due after one year through two years              1,018            5.2         1,204            6.2
Due after two years through three years           2,220           11.3         1,939            9.9
Due after three years through four years          1,888            9.6         2,048           10.5
Due after four years through five years           3,041           15.5         2,443           12.5
Due after five years                             10,664           54.4        11,205           57.3
                                                -------        -------       -------        -------
  Total                                         $19,623          100.0%      $19,552          100.0%
                                                =======        =======       =======        =======

   Problem, Potential Problem and Restructured Mortgage Loans. The Company monitors its mortgage loan investments on an ongoing basis. Through this monitoring process, the Company reviews loans that are restructured, delinquent or under foreclosure and identifies those that management considers to be potentially delinquent. These loan classifications are generally consistent with those used in industry practice.

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

   The Company reviews all mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis and tenant creditworthiness. The Company also reviews loan-to-value ratios and debt coverage ratios for restructured loans, delinquent loans, loans under foreclosure, potentially delinquent loans, loans with an existing valuation allowance, loans maturing within two years and loans with a loan-to-value ratio greater than 90% as determined in the prior year.

   The principal risks in holding commercial mortgage loans are property specific, supply and demand, financial and capital market risks. Property specific risks include the geographic location of the property, the physical condition of the property, the diversification of tenants and the rollover of their leases and the ability of the property manager to attract tenants and manage expenses. Supply and demand risks include changes in the supply and/or demand for rental space which cause changes in vacancy rates and/or rental rates. Financial risks include the overall level of debt on the property and the amount of principal repaid during the loan term. Capital market risks include the general level of interest rates, the liquidity for these securities in the marketplace and the capital available for loan refinancing.

   The Company establishes valuation allowances for loans that it deems impaired, as determined through its mortgage review process. The Company defines impaired loans consistent with SFAS No. 114, Accounting by Creditors for Impairments of a Loan ("SFAS 114"), as loans which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses.

   The Company has a $525 million non-recourse mortgage loan on a high profile office complex that has been affected by the September 11, 2001 tragedies, causing the obligor to impair its investment in the property. The Company continues to be in discussions with the borrower concerning the borrower's ownership interest in the property. A change in circumstances could result in a borrower default, MetLife classifying the loan as impaired or the transfer of ownership of the property to the Company. The Company did not classify this loan as a problem or potential problem as of March 31, 2003 since the obligor is performing as agreed and the estimated collateral value provides sufficient coverage for the loan. Based on the Company's current estimate that the property's market value exceeds the loan balance, the Company would not record a loss in accordance with SFAS 114 in the event the loan was classified as impaired.

   The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:


                                        MARCH 31, 2003                                  DECEMBER 31, 2002
                          -----------------------------------------------  --------------------------------------------
                                                                  % OF                                          % OF
                          AMORTIZED         % OF    VALUATION   AMORTIZED  AMORTIZED   % OF     VALUATION     AMORTIZED
                           COST (1)         TOTAL   ALLOWANCE     COST     COST (1)    TOTAL    ALLOWANCE       COST
                           --------         -----   ---------     ----     --------    -----    ---------       ----
                                                              (DOLLARS IN MILLIONS)
Performing                  $19,440         98.5%    $    57       0.3%    $19,343      98.3%    $    60        0.3%
Restructured                    201          1.0          50      24.9%        246       1.3          49       19.9%
Delinquent or under
  foreclosure                    14          0.1          --       0.0%         14       0.1          --        0.0%
Potentially delinquent           86          0.4          11      12.8%         68       0.3          10       14.7%
                            -------        -----     -------               -------     -----     -------
  Total                     $19,741        100.0%    $   118       0.6%    $19,671     100.0%    $   119        0.6%
                            =======        =====     =======               =======     =====     =======

----------
(1)   Amortized cost is equal to carrying value before valuation allowances.

   The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                                      THREE MONTHS ENDED
                                                                        MARCH 31, 2003
                                                                        --------------
                                                                    (DOLLARS IN MILLIONS)
Balance, beginning of period                                                 $119
Net additions                                                                   2
Deductions for dispositions, foreclosures and writedowns                       (3)
                                                                             ----
Balance, end of period                                                       $118
                                                                             ====

   Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department.

   Approximately 63.4% of the $5,052 million of agricultural mortgage loans outstanding at March 31, 2003 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

   The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:


                                           MARCH 31, 2003                                DECEMBER 31, 2002
                          ----------------------------------------------   ----------------------------------------------
                                                                 % OF                                            % OF
                          AMORTIZED      % OF      VALUATION   AMORTIZED   AMORTIZED     % OF      VALUATION    AMORTIZED
                           COST (1)      TOTAL     ALLOWANCE     COST       COST (1)     TOTAL     ALLOWANCE      COST
                           --------      -----     ---------     ----       --------     -----     ---------      ----
                                                                (DOLLARS IN MILLIONS)
Performing                  $4,864        95.9%     $   --        0.0%      $4,980        96.7%     $   --         0.0%
Restructured                   123         2.4          14       11.4%         140         2.7           5         3.6%
Delinquent or under
  foreclosure                   75         1.5           4        5.3%          14         0.3          --         0.0%
Potentially delinquent           8         0.2          --        0.0%          18         0.3           1         5.6%
                            ------      ------      ------                  ------      ------      ------
    Total                   $5,070       100.0%     $   18        0.4%      $5,152       100.0%     $    6         0.1%
                            ======      ======      ======                  ======      ======      ======

----------
(1)   Amortized cost is equal to carrying value before valuation allowances.

   The following table presents the changes in valuation allowances for agricultural mortgage loans for the:


                                                            THREE MONTHS ENDED
                                                               MARCH 31, 2003
                                                               --------------
                                                           (DOLLARS IN MILLIONS)
Balance, beginning of period                                        $ 6
Net additions                                                        12
Deductions for dispositions, foreclosures and writedowns             --
                                                                    ---
Balance, end of period                                              $18
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

REAL ESTATE AND REAL ESTATE JOINT VENTURES

   The Company's real estate and real estate joint venture investments consist of commercial and agricultural properties located primarily throughout the U.S. The Company manages these investments through a network of regional offices overseen by its investment department. At March 31, 2003 and December 31, 2002, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,569 million and $4,725 million, respectively, or 2.3% and 2.5% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                     MARCH 31, 2003            DECEMBER 31, 2002
                                                 ---------------------       ---------------------
                                                 CARRYING        % OF        CARRYING        % OF
TYPE                                              VALUE          TOTAL         VALUE         TOTAL
                                                  -----          -----         -----         -----
                                                                (DOLLARS IN MILLIONS)

Real estate held-for-investment                   $4,174          91.4%       $4,187          88.6%
Real estate joint ventures
  held-for-investment                                365           8.0           377           8.0
Foreclosed real estate held-for-investment             2           0.0             2           0.0
                                                  ------        ------        ------        ------
                                                   4,541          99.4         4,566          96.6
                                                  ------        ------        ------        ------
Real estate held-for-sale                             25           0.5           151           3.2
Foreclosed real estate held-for-sale                   3           0.1             8           0.2
                                                  ------        ------        ------        ------
                                                      28           0.6           159           3.4
                                                  ------        ------        ------        ------
Total real estate, real estate joint
  ventures and real estate held-for-sale          $4,569         100.0%       $4,725         100.0%
                                                  ======        ======        ======        ======

   Office properties represent 57% and 58% of the Company's equity real estate portfolio at March 31, 2003 and December 31, 2002, respectively. The average occupancy level of office properties was 90% and 92% at March 31, 2003 and December 31, 2002, respectively.

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

   The current real estate equity portfolio is mainly comprised of a core portfolio of multi-tenanted office buildings with high tenant credit quality, net leased properties and apartments. The objective is to maximize earnings by building upon and strengthening the core portfolio through selective acquisitions and dispositions. In light of this objective, the Company took advantage of a significant demand for Class A, institutional grade properties and, as a result, sold certain real estate holdings in its portfolio mostly during the fourth quarter of 2002, although several sales occurred in the first quarter of 2003. This sales program does not represent any fundamental change in the Company's investment strategy.

   Once the Company identifies a property that is expected to be sold within one year and commences a firm plan for marketing the property, in accordance with SFAS 144, the Company classifies the property as held-for-sale and reports the related net investment income and any resulting investment gains and losses as discontinued operations. Further, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records valuation allowances as investment losses and subsequent adjustments as investment gains or losses. If circumstances arise that were previously considered unlikely and, as a result, the property is expected to be on the market longer than anticipated, a held-for-sale property is reclassified to held-for-investment and measured as such.

   The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $28 million and $159 million at March 31, 2003 and December 31, 2002, respectively, are net of impairments of $1 million and $5 million, respectively, and net of valuation allowances of $8 million and $11 million, respectively.

   The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

   The Company's carrying value of equity securities, which primarily consist of investments in common stocks, was $1,205 million and $1,348 million at March 31, 2003 and December 31, 2002, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,299 million and $2,395 million at March 31, 2003 and December 31, 2002, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.6% and 0.7% of cash and invested assets at March 31, 2003 and December 31, 2002, respectively.

   Equity securities include, at March 31, 2003 and December 31, 2002, $428 million and $443 million, respectively, of private equity securities. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid markets.

   The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,594 million and $1,667 million at March 31, 2003 and December 31, 2002, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

   The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                               MARCH 31, 2003
                                          ----------------------------------------------------------
                                                        GROSS UNREALIZED
                                                        ----------------     ESTIMATED        % OF
                                           COST         GAIN        LOSS     FAIR VALUE       TOTAL
                                           ----         ----        ----     ----------       -----
                                                           (DOLLARS IN MILLIONS)
Equity Securities:
    Common stocks                         $  805        $ 98        $119        $  784         65.1%
    Nonredeemable preferred stocks           410          16           5           421         34.9
                                          ------        ----        ----        ------        -----
        Total equity securities           $1,215        $114        $124        $1,205        100.0%
                                          ======        ====        ====        ======        =====


                                                              DECEMBER 31, 2002
                                          ----------------------------------------------------------
                                                        GROSS UNREALIZED
                                                        ----------------    ESTIMATED        % OF
                                           COST         GAIN       LOSS     FAIR VALUE       TOTAL
                                           ----         ----       ----     ----------       -----
                                                           (DOLLARS IN MILLIONS)
Equity Securities:
    Common stocks                         $  877        $115        $79        $  913         67.7%
    Nonredeemable preferred stocks           426          13          4           435         32.3
                                          ------        ----        ---        ------        -----
        Total equity securities           $1,303        $128        $83        $1,348        100.0%
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

   Problem equity securities and other limited partnership interests are defined as securities (i) in which significant declines in revenues and/or margins threaten the ability of the issuer to continue operating; or (ii) where the issuer has entered into bankruptcy.

   Potential problem equity securities and other limited partnership interests are defined as securities issued by a company that is experiencing significant operating problems or difficult industry conditions. Criteria generally indicative of these problems or conditions are (i) cash flows falling below varying thresholds established for the industry and other relevant factors; (ii) significant declines in revenues and/or margins; (iii) public securities trading at a substantial discount compared to original cost as a result of specific credit concerns; and (iv) other information that becomes available.

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

   Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

    - length of time and the extent to which the market value has been below cost;

    - potential for impairments of securities when the issuer is experiencing significant financial difficulties, including a review of all securities of the issuer, including its known subsidiaries and affiliates, regardless of the form of the Company's ownership;

    -   potential for impairments in an entire industry sector or sub-sector;

    - potential for impairments in certain economically depressed geographic locations;

    - potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and

    - other subjective factors, including concentrations and information obtained from regulators and rating agencies.

   Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $77 million and $36 million for the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, the Company sold equity securities with an estimated fair value of $20 million and $28 million at a loss of $5 million and $31 million, respectively.

   The gross unrealized loss related to the Company's equity securities at March 31, 2003 was $124 million. Such securities are concentrated by security type in common stock (72%) and mutual funds (24%); and are concentrated by industry in financial (73%) and domestic broad market mutual funds (23%) (calculated as a percentage of gross unrealized loss).

   The following table presents the cost, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                                                   MARCH 31, 2003
                                                     ---------------------------------------------------------------------
                                                              COST          GROSS UNREALIZED LOSSES   NUMBER OF SECURITIES
                                                     --------------------   -----------------------   --------------------
                                                     LESS THAN    20% OR     LESS THAN    20% OR      LESS THAN    20% OR
                                                        20%        MORE          20%       MORE          20%        MORE
                                                     --------------------   -----------------------   --------------------
                                                                              (DOLLARS IN MILLIONS)
Less than six months                                   $352        $258          $33        $91          65           8
Six months or greater but less than nine months           4          --           --         --           1          --
Nine months or greater but less than twelve
  months                                                  3          --           --         --           1          --
Twelve months or greater                                 --          --           --         --          --          --
                                                       ----------------          --------------         ---------------
     Total                                             $359        $258          $33        $91          67           8
                                                       ================          ==============         ===============

   The Company's review of its equity security exposure includes the analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost by 20% or more for six months or greater. The first two categories have generally been adversely impacted by the downturn in the financial markets and overall economic conditions. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

   The following table presents the total gross unrealized losses for equity securities at March 31, 2003 where the estimated fair value had declined and remained below cost by:

                                                     MARCH 31, 2003
                                             ----------------------------
                                                   GROSS            % OF
                                             UNREALIZED LOSSES      TOTAL
                                             -----------------      -----
                                                 (DOLLARS IN MILLIONS)
Less than 20%                                     $ 33              26.6%
20% or more for less than six months                91              73.4
20% or more for six months or greater               --                --
                                                  ----             -----
     Total                                        $124             100.0%
                                                  ====             =====

   The category of equity securities where the estimated fair value has declined and remained below cost by less than 20% is comprised of 67 equity securities with a cost of $359 million and a gross unrealized loss of $33 million. These securities are concentrated by security type in mutual funds (88%); and concentrated by industry in domestic broad market mutual funds (87%) (calculated as a percentage of gross unrealized loss). The significant factors considered at March 31, 2003 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions and the instability of the global economy.

   The category of equity securities where the estimated fair value has declined and remained below cost by 20% or more for less than six months is comprised of eight equity securities with a cost of $258 million and a gross unrealized loss of $91 million. These securities are concentrated by security type in common stock (95%); and concentrated by industry in financial (98%) (calculated as a percentage of gross unrealized loss). The significant factors considered at March 31, 2003 in the review of equity securities for other-than-temporary impairment were the unusual and severely depressed market conditions and the instability of the global economy.

   The Company held two equity securities with a gross unrealized loss at March 31, 2003 greater than $5 million. Neither of these securities represented gross unrealized losses where the estimated fair value had declined and remained below cost by 20% or more for six months or greater.

OTHER INVESTED ASSETS

   The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3.3 billion and $3.1 billion at March 31, 2003 and December 31, 2002, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.0% and 1.9% of cash and invested assets at March 31, 2003 and December 31, 2002, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

   The Company uses derivative instruments to manage risk through one of four principal risk management strategies: (i) the hedging of liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' derivatives use plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards and options, including caps and floors.

   The table below provides a summary of the notional amount and fair value of derivative financial instruments held at:

                                                    MARCH 31, 2003                      DECEMBER 31, 2002
                                          -----------------------------------   -----------------------------------
                                                            FAIR VALUE                             FAIR VALUE
                                          NOTIONAL      ---------------------   NOTIONAL      ---------------------
                                           AMOUNT       ASSETS    LIABILITIES    AMOUNT       ASSETS    LIABILITIES
                                           ------       ------    -----------    ------       ------    -----------
Financial futures                         $     4        $ --        $ --        $     4        $ --        $ --
Interest rate swaps                         5,139         222          87          3,866         196         126
Floors                                        325           9          --            325           9          --
Caps                                        8,040          --          --          8,040          --          --
Financial forwards                          2,224          36           7          1,945          --          12
Foreign currency swaps                      2,702          65         244          2,371          92         181
Options                                        55          --          --             78           9          --
Foreign currency forwards                      53          --           1             54          --           1
Credit default swaps                          446           3           1            376           2          --
                                          -------        ----        ----        -------        ----        ----
     Total contractual commitments        $18,988        $335        $340        $17,059        $308        $320
                                          =======        ====        ====        =======        ====        ====

SECURITIES LENDING

   The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $16,525 million and $14,873 million and an estimated fair value of $19,352 million and $17,625 million were on loan under the program at March 31, 2003 and December 31, 2002, respectively. The Company was liable for cash collateral under its control of $19,566 million and $17,862 million at March 31, 2003 and December 31, 2002, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has material exposure to interest rate, equity market and foreign currency exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at March 31, 2003 is relatively unchanged in amount from that reported on December 31, 2002, a description of which may be found in the 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

   (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective.

   (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The following should be read in conjunction with Note 7 to unaudited interim condensed consolidated financial statements in Part I of this Report.

SALES PRACTICES CLAIMS

   As previously disclosed, over the past several years, Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American Life Insurance Company ("General American") have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims." Settlements have been reached in the sales practices class actions against Metropolitan Life, New England Mutual and General American.

   Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of March 31, 2003, there are approximately 400 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 35 sales practices lawsuits pending against General American.

   The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

ASBESTOS-RELATED CLAIMS

   As previously reported, Metropolitan Life received approximately 66,000 asbestos-related claims in 2002. During the first three months of 2003 and 2002, Metropolitan Life received approximately 16,200 and 11,800 asbestos-related claims, respectively. In 2003, a claim was made under the excess insurance policies obtained by the Company in 1998 for the amounts paid with respect to asbestos litigation in excess of the self-insured retention under the policies. In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana and Arkansas. The Company intends to vigorously defend itself against these cases.

   The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts.

   It is likely that bills will be introduced in 2003 in the United States Congress to reform asbestos litigation. While the Company strongly supports reform efforts, there can be no assurance that legislative reforms will be enacted. Publicity regarding legislative reform efforts may be resulting in an increase in the number of claims. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

   The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its unaudited interim condensed consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, it does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

PROPERTY AND CASUALTY ACTIONS

   As previously reported, purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification and a hearing on plaintiffs' motion in Tennessee for class certification is to be scheduled. In a lawsuit involving another insurer, the Tennessee Supreme Court recently held that diminished value is not covered under a Tennessee automobile policy. Based on that decision, Metropolitan Property and Casualty Insurance Company will be seeking dismissal of the Tennessee matter.

DEMUTUALIZATION ACTIONS

   The Company has previously reported that several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. Plaintiffs in the consolidated action and separate action have filed notices of appeal.

   Three purported class actions were previously filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Metropolitan Life has filed a motion to dismiss the consolidated amended complaint and a motion for summary judgment in this action.

   A purported class action also was previously filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. In January 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal. Plaintiffs have filed a petition for certiorari with the United States Supreme Court. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

RACE-CONSCIOUS UNDERWRITING CLAIMS

   As previously reported, Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. The four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies were consolidated in the United States District Court for the Southern District of New York. Metropolitan Life has entered into settlement agreements to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. On April 28, 2003, the United States District Court approved a class action settlement of the consolidated actions. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters and believes that charge is adequate to cover the costs associated with these settlements.

   Eighteen lawsuits involving approximately 130 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

OTHER

   In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs have filed a motion for class certification. Opposition papers were filed by Metropolitan Life. Metropolitan Life is vigorously defending itself against the allegations in the lawsuit.

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

SUMMARY

   It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's unaudited interim condensed consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 MetLife, Inc. Amended and Restated Bylaws (effective April 22, 2003).

                  99.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  During the three months ended March 31, 2003, the following current reports were filed on Form 8-K:

                  1.       Form 8-K filed January 14, 2003 (dated January 14,
                           2003) attaching press release regarding declaration of the date for the annual shareholders meeting.

                  2.       Form 8-K filed February 3, 2003 (dated February 3,
                           2003) regarding the remarketing of debentures and attaching the Statement of Eligibility on Form T-1 of the trustee.

                  3.       Form 8-K filed February 6, 2003 (dated February 6,
                           2003) attaching press release regarding the remarketing of debentures underlying equity security units.

                  4.       Form 8-K filed February 10, 2003 (dated February 10,
                           2003) regarding asbestos-related claims.

                  5.       Form 8-K filed February 12, 2003 (dated February 11,
                           2003) attaching press release regarding fourth quarter and full-year 2002 results.

                  6.       Form 8-K filed February 13, 2003 (dated February 13,
                           2003) attaching press release regarding the interest rate on the remarketed debentures.

                  7.       Form 8-K filed February 19, 2003 (dated February 19,
                           2003) regarding the closing of the remarketing and attaching the Remarketing Agreement.

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


Date: May 13, 2003

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

Date: May 13, 2003                        /s/ Robert H. Benmosche
                                          -----------------------
                                          Name: Robert H. Benmosche
                                          Title:  Chairman, President and
                                                  Chief Executive Officer

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

Date: May 13, 2003                        /s/ Stewart G. Nagler
                                          ---------------------
                                          Name: Stewart G. Nagler
                                          Title:  Vice Chairman and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT                                                                 PAGE
  NUMBER                             EXHIBIT NAME                        NUMBER
   3.1                  MetLife, Inc. Amended and Restated Bylaws
                        (effective April 22, 2003).

  99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.