Form 10-Q
period 2003-06-30
METLIFE INC
filed 2003-08-13
CIK 1099219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     At August 6, 2003, 760,143,836 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS.............................     3

  Interim Condensed Consolidated Balance Sheets at June 30,
     2003 (Unaudited) and December 31, 2002.................     3
  Unaudited Interim Condensed Consolidated Statements of
     Income for the Three months and Six months ended June
     30, 2003 and 2002......................................     4
  Unaudited Interim Condensed Consolidated Statement of
     Stockholders' Equity for the Six months ended June 30,
     2003...................................................     5
  Unaudited Interim Condensed Consolidated Statements of
     Cash Flows for the Six months ended June 30, 2003 and
     2002...................................................     6
  Notes to Unaudited Interim Condensed Consolidated
     Financial Statements...................................     7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............    35

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................    95

  ITEM 4.  CONTROLS AND PROCEDURES..........................    95

                   PART II -- OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS................................    95

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS..........................................    98

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................    99

  Signatures................................................   100

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METLIFE, INC.

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                         (DOLLARS IN MILLIONS, EXCEPT
                          SHARE AND PER SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2003            2002
                                                              ----------    --------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $147,056 and $132,899, respectively)...   $158,822        $140,288
  Equity securities, at fair value (cost: $1,418 and $1,556,
    respectively)...........................................      1,617           1,613
  Mortgage loans on real estate.............................     25,289          25,086
  Policy loans..............................................      8,627           8,580
  Real estate and real estate joint ventures
    held-for-investment.....................................      4,559           4,559
  Real estate held-for-sale.................................         26             166
  Other limited partnership interests.......................      2,406           2,395
  Short-term investments....................................      2,640           1,921
  Other invested assets.....................................      4,261           3,727
                                                               --------        --------
    Total investments.......................................    208,247         188,335
Cash and cash equivalents...................................      5,714           2,323
Accrued investment income...................................      2,241           2,088
Premiums and other receivables..............................      7,512           6,472
Deferred policy acquisition costs...........................     11,899          11,727
Other assets................................................      6,749           6,788
Separate account assets.....................................     67,460          59,693
                                                               --------        --------
    Total assets............................................   $309,822        $277,426
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................   $ 92,554        $ 89,815
  Policyholder account balances.............................     72,207          66,830
  Other policyholder funds..................................      6,144           5,685
  Policyholder dividends payable............................      1,112           1,030
  Policyholder dividend obligation..........................      2,806           1,882
  Short-term debt...........................................      3,443           1,161
  Long-term debt............................................      5,562           4,425
  Current income taxes payable..............................        726             769
  Deferred income taxes payable.............................      2,514           1,625
  Payables under securities loaned transactions.............     23,028          17,862
  Other liabilities.........................................     11,366           7,999
  Separate account liabilities..............................     67,460          59,693
                                                               --------        --------
    Total liabilities.......................................    288,922         258,776
                                                               --------        --------
Commitments, contingencies and guarantees (Note 8)

Company-obligated mandatorily redeemable securities of
  subsidiary trusts.........................................        277           1,265
                                                               --------        --------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; none issued............................         --              --
Series A junior participating preferred stock...............         --              --
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at June 30,
  2003 and December 31, 2002; 760,143,836 shares outstanding at June 30, 2003 and 700,278,412 shares outstanding at
  December 31, 2002.........................................          8               8
Additional paid-in capital..................................     14,956          14,968
Retained earnings...........................................      3,093           2,807
Treasury stock, at cost; 26,622,828 shares at June 30, 2003
  and 86,488,252 shares at December 31, 2002................       (740)         (2,405)
Accumulated other comprehensive income......................      3,306           2,007
                                                               --------        --------
    Total stockholders' equity..............................     20,623          17,385
                                                               --------        --------
    Total liabilities and stockholders' equity..............   $309,822        $277,426
                                                               ========        ========

  SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 METLIFE, INC.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS             SIX MONTHS
                                                                     ENDED                   ENDED
                                                                   JUNE 30,                JUNE 30,
                                                             ---------------------   ---------------------
                                                               2003        2002        2003        2002
                                                             ---------   ---------   ---------   ---------

REVENUES
Premiums...................................................   $5,092      $4,701      $9,930      $9,182
Universal life and investment-type product policy fees.....      594         514       1,160         971
Net investment income......................................    2,892       2,828       5,789       5,590
Other revenues.............................................      355         343         653         710
Net investment losses (net of amounts allocated from other
  accounts of $0, ($73), ($38) and ($86), respectively)....      (55)       (185)       (277)       (277)
                                                              ------      ------      ------      ------
     Total revenues........................................    8,878       8,201      17,255      16,176
                                                              ------      ------      ------      ------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment losses of $5, ($64), ($23) and
  ($71), respectively).....................................    4,965       4,882       9,918       9,500
Interest credited to policyholder account balances.........      761         727       1,508       1,441
Policyholder dividends.....................................      507         488       1,010         985
Other expenses (excludes amounts directly related to net
  investment losses of ($5), ($9), ($15) and ($15),
  respectively)............................................    1,846       1,572       3,595       3,225
                                                              ------      ------      ------      ------
     Total expenses........................................    8,079       7,669      16,031      15,151
                                                              ------      ------      ------      ------
Income from continuing operations before provision for
  income taxes.............................................      799         532       1,224       1,025
Provision for income taxes.................................      218         161         339         347
                                                              ------      ------      ------      ------
Income from continuing operations..........................      581         371         885         678
Income (Loss) from discontinued operations, net of income
  taxes....................................................       (1)         16          57          33
                                                              ------      ------      ------      ------
Income before cumulative effect of change in accounting....      580         387         942         711
Cumulative effect of change in accounting..................       --          --          --           5
                                                              ------      ------      ------      ------
Net income.................................................   $  580      $  387      $  942      $  716
                                                              ======      ======      ======      ======
Income from continuing operations available to common
  shareholders per share
  Basic....................................................   $ 0.79      $ 0.53      $ 1.21      $ 0.96
                                                              ======      ======      ======      ======
  Diluted..................................................   $ 0.79      $ 0.51      $ 1.21      $ 0.92
                                                              ======      ======      ======      ======
Net income available to common shareholders per share
  Basic....................................................   $ 0.79      $ 0.55      $ 1.29      $ 1.01
                                                              ======      ======      ======      ======
  Diluted..................................................   $ 0.79      $ 0.53      $ 1.29      $ 0.97
                                                              ======      ======      ======      ======

  SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 METLIFE, INC.

   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                             (DOLLARS IN MILLIONS)

                                                                           ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                                          -----------------------------------------
                                                                               NET           FOREIGN      MINIMUM
                                       ADDITIONAL              TREASURY     UNREALIZED      CURRENCY      PENSION
                              COMMON    PAID-IN     RETAINED   STOCK AT     INVESTMENT     TRANSLATION   LIABILITY
                              STOCK     CAPITAL     EARNINGS     COST     GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                              ------   ----------   --------   --------   --------------   -----------   ----------   -------
Balance at December 31,
  2002......................    $8      $14,968      $2,807    $(2,405)       $2,282          $(229)        $(46)     $17,385
Stock grants and issuance of
  stock options.............                  9                      3                                                     12
Settlement of common stock
  purchase contracts........                           (656)     1,662                                                  1,006
Premium on conversion of
  company-obligated
  mandatorily redeemable
  securities of a subsidiary
  trust.....................                (21)                                                                          (21)
Comprehensive income:
  Net income................                            942                                                               942
  Other comprehensive
    income:
    Unrealized losses on
      derivative
      instruments, net of
      income taxes..........                                                     (69)                                     (69)
    Unrealized investment
      gains, net of related
      offsets,
      reclassification
      adjustments and income
      taxes.................                                                   1,234                                    1,234
    Foreign currency
      translation
      adjustments...........                                                                    143                       143
    Minimum pension
      liability
      adjustment............                                                                                  (9)          (9)
                                                                                                                      -------
    Other comprehensive
      income................                                                                                            1,299
                                                                                                                      -------
  Comprehensive income......                                                                                            2,241
                                ---     -------      ------    -------        ------          -----         ----      -------
Balance at June 30, 2003....     $8     $14,956      $3,093    $  (740)       $3,447          $ (86)        $(55)     $20,623
                                ===     =======      ======    =======        ======          =====         ====      =======

  SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 METLIFE, INC.

       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                             (DOLLARS IN MILLIONS)

                                                                   SIX MONTHS
                                                                      ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  3,460    $  1,895
CASH FLOWS FROM INVESTING ACTIVITIES                          --------    --------
  Sales, maturities and repayments of:
     Fixed maturities.......................................    33,578      29,231
     Equity securities......................................       147       1,387
     Mortgage loans on real estate..........................     1,611       1,085
     Real estate and real estate joint ventures.............       263         119
     Other limited partnership interests....................       129         123
  Purchases of:
     Fixed maturities.......................................   (45,608)    (36,376)
     Equity securities......................................       (22)       (121)
     Mortgage loans on real estate..........................    (1,766)     (1,223)
     Real estate and real estate joint ventures.............      (158)       (257)
     Other limited partnership interests....................      (187)       (121)
  Net change in short-term investments......................      (722)       (788)
  Purchase of businesses, net of cash received..............        --        (879)
  Net change in payable under securities loaned
     transactions...........................................     5,166         825
  Other, net................................................      (715)       (341)
                                                              --------    --------
Net cash used in investing activities.......................    (8,284)     (7,336)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................    17,821      12,786
     Withdrawals............................................   (13,004)    (10,329)
  Net change in short-term debt.............................     2,282        (303)
  Long-term debt issued.....................................       120           3
  Long-term debt repaid.....................................       (10)       (195)
  Treasury stock acquired...................................        --        (431)
  Settlement of common stock purchase contracts.............     1,006          --
                                                              --------    --------
Net cash provided by financing activities...................     8,215       1,531
                                                              --------    --------
Change in cash and cash equivalents.........................     3,391      (3,910)
Cash and cash equivalents, beginning of period..............     2,323       7,473
                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  5,714    $  3,563
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Interest...............................................  $    266    $    231
                                                              ========    ========
     Income taxes...........................................  $    189    $    (20)
                                                              ========    ========
  Non-cash transactions during the period:
     Business acquisitions -- assets........................  $     --    $  2,630
                                                              ========    ========
     Business acquisitions -- liabilities...................  $     --    $  1,751
                                                              ========    ========
     Purchase money mortgage on real estate sale............  $     50    $     11
                                                              ========    ========
     MetLife Capital Trust I transactions...................  $  1,037    $     --
                                                              ========    ========
     Real estate acquired in satisfaction of debt...........  $     --    $     20
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

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has a majority voting interest; and (iii) variable interest entities ("VIEs") entered into or modified after January 31, 2003 of which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 7. Intercompany accounts and transactions have been eliminated.

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

     Minority interest related to consolidated entities included in other liabilities was $597 million and $491 million at June 30, 2003 and December 31, 2002, respectively.

     Certain amounts in the prior period's unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2003, its consolidated results of operations for the three months and six months ended June 30, 2003 and 2002 and its consolidated cash flows for the six months ended June 30, 2003 and 2002 in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 included in MetLife, Inc.'s 2002 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

  FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

  APPLICATION OF ACCOUNTING PRONOUNCEMENTS

     In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company is in the process of quantifying the impact of SOP 03-1 on its unaudited interim condensed consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as a liability or, in certain circumstances, an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150, as of July 1, 2003, requires the Company to reclassify $277 million of company-obligated mandatorily redeemable securities of subsidiary trusts from mezzanine equity to liabilities beginning with its unaudited interim condensed consolidated financial statements at and for the periods ending September 30, 2003.

     In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003. The Company is in the process of quantifying the impact of the adoption of Issue B36 on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS 149 and already effective, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 on July 1, 2003 did not have a significant impact on its unaudited interim condensed consolidated financial statements.

     Effective February 1, 2003, the Company adopted FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46") for VIEs created or acquired on or after February 1, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning July 1, 2003. FIN 46 defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial

                                 METLIFE, INC.

                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires consolidation of the VIE by the primary beneficiary. See Note 6 for the disclosures relating to VIEs and the impact of such adoption on the Company's unaudited interim condensed consolidated financial statements as of July 1, 2003.

     Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. See Note 8.

     Effective January 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"), which provides guidance on how to apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the unaudited interim condensed consolidated financial statements until the last of those options vest in 2005. See Note 10.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)("EITF 94-3"). The Company's activities subject to this guidance in 2003 were not significant.

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

2.  SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property, which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of

June 30, 2003, the Company's remaining liability for unpaid and future claims associated with the tragedies was $24 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

     The Company's general account investment portfolios include investments, primarily comprised of fixed maturities, in industries that were originally affected by the tragedies, including airline, other travel, lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The carrying value of the Company's investment portfolio exposed to these industries was approximately $3.4 billion at June 30, 2003.

3.  NET INVESTMENT LOSSES

     Net investment gains (losses), including changes in valuation allowances, and related policyholder amounts were as follows:

                                                        THREE MONTHS    SIX MONTHS
                                                           ENDED           ENDED
                                                          JUNE 30,       JUNE 30,
                                                        ------------   -------------
                                                        2003   2002    2003    2002
                                                        ----   -----   -----   -----
                                                           (DOLLARS IN MILLIONS)
Fixed maturities......................................  $(43)  $(210)  $(192)  $(375)
Equity securities.....................................    (3)     68      (8)    260
Mortgage loans on real estate.........................    (8)     (3)    (22)    (22)
Real estate and real estate joint ventures(1).........    (7)     (6)     (5)     (8)
Other limited partnership interests...................     4      13     (62)    (18)
Derivatives not qualifying for hedge accounting.......    (3)   (121)    (37)   (150)
Other.................................................     5       1      11     (50)
                                                        ----   -----   -----   -----
  Total...............................................   (55)   (258)   (315)   (363)
Amounts allocated from:
  Deferred policy acquisition costs...................     5       9      15      15
  Policyholder dividend obligation....................    (5)     64      23      71
                                                        ----   -----   -----   -----
     Total net investment losses......................  $(55)  $(185)  $(277)  $(277)
                                                        ====   =====   =====   =====

---------------

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

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                          JUNE 30, 2003                   DECEMBER 31, 2002
                                 -------------------------------   -------------------------------
                                                 FAIR VALUE                        FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                     (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value.....................  $ 1,890     $  6       $180       $   420     $ --       $ 64
Cash flow......................    7,485      110        220         3,520       69         73
Non qualifying.................   12,304      260        126        13,119      239        183
                                 -------     ----       ----       -------     ----       ----
  Total........................  $21,679     $376       $526       $17,059     $308       $320
                                 =======     ====       ====       =======     ====       ====

     During the three months and six months ended June 30, 2003, the Company recognized net investment income from the periodic settlement of interest rate, foreign currency and credit default swaps of $3 million and $6 million, respectively. During the three months and six months ended June 30, 2002, the Company recognized net investment income from the periodic settlement of interest rate, foreign currency and credit default swaps of $12 million and $17 million, respectively.

     During the three months and six months ended June 30, 2003, the Company recognized $83 million and $92 million, respectively, in net investment losses related to qualifying fair value hedges. In addition, $74 million and $86 million of unrealized gains on fair value hedged investments were recognized in net investment gains and losses during the three months and six months ended June 30, 2003, respectively. There were no derivatives designated as fair value hedges during the three months and six months ended June 30,

2002. There were no discontinued fair value hedges during the three months and six months ended June 30, 2003 or 2002.

     At June 30, 2003 and December 31, 2002, the net amounts accumulated in other comprehensive income relating to cash flow hedges were net losses of $131 million and $24 million, respectively. For the three months and six months ended June 30, 2003, the market value of cash flow hedges decreased by $109 million and $122 million, respectively. During the three months and six months ended June 30, 2003, the Company recognized other comprehensive net losses of $103 million and $116 million, respectively, relating to the effective portion of cash flow hedges. During both the three months and six months ended June 30, 2003, $1 million of other comprehensive losses was reclassified into net investment income, and during the three months and six months ended June 30, 2003, $8 million of other comprehensive gains and $12 million of other comprehensive losses were reclassified into net investment losses, respectively, relating to the discontinuation of cash flow hedges. For the three months and six months ended June 30, 2003, $2 million and $4 million of other comprehensive income were reclassified to net investment income, respectively, related to the SFAS 133 transition adjustment.

     During the three months and six months ended June 30, 2002, the Company recognized other comprehensive net losses of $39 million and $51 million, respectively, relating to the effective portion of cash flow hedges. For the three months and six months ended June 30, 2002, amounts related to ineffectiveness of qualifying cash flow hedges were insignificant. During the three months and six months ended June 30, 2002, there were no amounts reclassified to net investment income or gains and losses relating to the discontinuation of cash flow hedges. For the three months and six months ended June 30, 2002, $3 million and $6 million of other comprehensive income were reclassified to net investment income, respectively, related to the SFAS 133 transition adjustment.

     Approximately $3 million and $2 million of net losses reported in accumulated other comprehensive income at June 30, 2003 are expected to be reclassified during the year ending December 31, 2003 into net investment income and net investment gains and losses, respectively, as the underlying investments mature or expire according to their original terms.

     For the three months ended June 30, 2003 and 2002, the Company recognized net investment income of $13 million and $1 million, respectively, and net investment losses of $3 million and $121 million, respectively, from derivatives not qualifying as accounting hedges. For the six months ended June 30, 2003 and 2002, the Company recognized net investment income of $22 million and $3 million, respectively, and net investment losses of $37 million and $150 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the applicable insurance departments.

5.  STRUCTURED INVESTMENT TRANSACTIONS

     The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return on its investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes consisting of equity-linked notes and similar instruments.

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions (commonly referred to as collateralized debt obligations). As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred. Such gains or losses are allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on the beneficial interests is recognized using the prospective method in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Prior to the effective date of FIN 46, the SPEs used to securitize assets were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE.

     The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. Prior to the effective date of FIN 46, these SPEs were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. The beneficial interests in SPEs where the Company exercises significant influence over the operating and financial policies of the SPE are accounted for in accordance with the equity method of accounting. Impairments of these beneficial interests are included in net investment gains and losses. The beneficial interests in SPEs where the Company does not exercise significant influence are accounted for based on the substance of the beneficial interest's rights and obligations. Beneficial interests are included in fixed maturities. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and their income is recognized using the retrospective interest method or the level yield method, as appropriate.

6.  VARIABLE INTEREST ENTITIES

     Effective February 1, 2003, FIN 46 established new accounting guidance relating to the consolidation of VIEs. Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE under FIN 46. The Company consolidates VIEs created or acquired on or after February 1, 2003 for which it is the primary beneficiary and, effective July 1, 2003, consolidates VIEs created or acquired prior to February 1, 2003 for which it is the primary beneficiary.

     The following table presents the total assets and liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and will be consolidated in the Company's financial statements for periods ending after June 30, 2003:

                                                                     JUNE 30, 2003
                                                              ----------------------------
                                                                TOTAL           TOTAL
                                                              ASSETS(1)    LIABILITIES(1)
                                                              ----------   ---------------
                                                                 (DOLLARS IN MILLIONS)
Real estate joint ventures(2)...............................     $498           $143
Structured investment transactions(3).......................      388            173
Other limited partnerships(4)...............................       27             --
                                                                 ----           ----
  Total.....................................................     $913           $316
                                                                 ====           ====


         (1) The assets and liabilities of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets and liabilities would have been reflected on the

              Company's balance sheet had the Company consolidated the VIE from the date of its initial involvement with the entity. The assets and liabilities of the structured investment transactions are reflected at fair value as of June 30, 2003.

          (2) Real estate joint ventures include partnerships and other ventures, which engage in the acquisition, development, management and disposal of real estate investments.

          (3) Structured investment transactions represent trusts, which hold municipal bond obligations and issue beneficial interests in such assets.

          (4) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for Federal tax credits.

     The Company's financial statements for the quarter ended September 30, 2003 will include a transition adjustment of $17 million, net of an income tax benefit of $4 million, associated with the consolidation of these entities as a cumulative effect of a change in accounting. Of the $913 million in total assets to be consolidated, $535 million is held as collateral for the various VIEs' obligations. General creditors and beneficial interest holders of the consolidated VIEs have no recourse to the Company.

     The following table presents the total assets of and the maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary:

                                                                   JUNE 30, 2003
                                                           -----------------------------
                                                             TOTAL      MAXIMUM EXPOSURE
                                                           ASSETS(1)       TO LOSS(2)
                                                           ----------   ----------------
                                                               (DOLLARS IN MILLIONS)
Asset-backed securitizations and collateralized debt
  obligations............................................    $  619           $25
Other limited partnerships...............................       420            11
Real estate joint ventures...............................        57            55
                                                             ------           ---
     Total...............................................    $1,096           $91
                                                             ======           ===

---------------
(1) The assets and liabilities of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of June 30, 2003.

(2) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnerships and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments reduced by amounts guaranteed by other partners.

     Due to the complexity of the judgments and interpretations required in the application of FIN 46 to the Company's collateralized debt obligations, the Company is continuing to evaluate certain entities for consolidation and/or disclosure under FIN 46. At June 30, 2003, the fair value of both the assets and liabilities of the entities still under evaluation approximate $1.5 billion. The Company's maximum exposure to loss related to these entities at June 30, 2003 is approximately $5 million.

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

     Closed block liabilities and assets designated to the closed block are as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................  $41,507      $41,207
Other policyholder funds....................................      284          279
Policyholder dividends payable..............................      773          719
Policyholder dividend obligation............................    2,806        1,882
Payables under securities loaned transactions...............    4,875        4,851
Other liabilities...........................................      737          433
                                                              -------      -------
  Total closed block liabilities............................   50,982       49,371
                                                              -------      -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $29,104 and $28,339, respectively)....   31,761       29,981
  Equity securities, at fair value (cost: $219 and $236,
     respectively)..........................................      223          218
  Mortgage loans on real estate.............................    7,366        7,032
  Policy loans..............................................    4,012        3,988
  Short-term investments....................................       92           24
  Other invested assets.....................................      627          604
                                                              -------      -------
  Total investments.........................................   44,081       41,847
Cash and cash equivalents...................................       60          435
Accrued investment income...................................      528          540
Deferred income taxes.......................................    1,072        1,151
Premiums and other receivables..............................      100          130
                                                              -------      -------
  Total assets designated to the closed block............      45,841       44,103
                                                              -------      -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................    5,141        5,268
                                                              -------      -------
Amounts included in accumulated other comprehensive loss:
  Net unrealized investment gains, net of deferred income
     tax of $936 and $577, respectively.....................    1,725        1,047
  Unrealized derivative (losses) gains, net of deferred
     income tax of ($10) and $7, respectively...............      (19)          13
  Allocated from policyholder dividend obligation, net of
     deferred income tax of ($987) and ($668),
     respectively...........................................   (1,819)      (1,214)
                                                              -------      -------
                                                                 (113)        (154)
                                                              -------      -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................  $ 5,028      $ 5,114
                                                              =======      =======

     Information regarding the policyholder dividend obligation is as follows:

                                                              SIX MONTHS ENDED     YEAR ENDED
                                                                  JUNE 30,        DECEMBER 31,
                                                                    2003              2002
                                                              -----------------   ------------
                                                                   (DOLLARS IN MILLIONS)
Balance at beginning of period..............................       $1,882            $  708
Impact on net income before amounts allocated from
  policyholder dividend obligation..........................           23               157
Net investment losses.......................................          (23)             (157)
Change in unrealized investment and derivative gains........          924             1,174
                                                                   ------            ------
Balance at end of period....................................       $2,806            $1,882
                                                                   ======            ======

     Closed block revenues and expenses were as follows:

                                                              THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                                JUNE 30,          JUNE 30,
                                                             ---------------   ---------------
                                                              2003     2002     2003     2002
                                                             ------   ------   ------   ------
                                                                   (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $  825   $  870   $1,624   $1,712
Net investment income and other revenues...................     623      643    1,265    1,280
Net investment (losses) gains (net of amounts allocated
  from the policyholder dividend obligation of $5, ($64),
  ($23) and ($71), respectively)...........................     (24)      38      (29)      43
                                                             ------   ------   ------   ------
     Total revenues........................................   1,424    1,551    2,860    3,035
                                                             ------   ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................     911      895    1,764    1,807
Policyholder dividends.....................................     392      399      786      798
Change in policyholder dividend obligation (excludes
  amounts directly related to net investment (losses) gains
  of $5, ($64), ($23) and ($71), respectively).............      (5)      64       23       71
Other expenses.............................................      76       78      152      158
                                                             ------   ------   ------   ------
     Total expenses........................................   1,374    1,436    2,725    2,834
                                                             ------   ------   ------   ------
Revenues net of expenses before income taxes...............      50      115      135      201
Income taxes...............................................      18       42       49       73
                                                             ------   ------   ------   ------
Revenues net of expenses and income taxes..................  $   32   $   73   $   86   $  128
                                                             ======   ======   ======   ======

     The change in maximum future earnings of the closed block was as follows:

                                                      THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                        JUNE 30,          JUNE 30,
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
                                                           (DOLLARS IN MILLIONS)
Balance at end of period...........................  $5,028   $5,205   $5,028   $5,205
Balance at beginning of period.....................   5,060    5,278    5,114    5,333
                                                     ------   ------   ------   ------
Change during period...............................  $  (32)  $  (73)  $  (86)  $ (128)
                                                     ======   ======   ======   ======

     Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, other additive state or local taxes, investment management expenses and maintenance expenses relating to the closed block as provided in the plan of demutualization.

     Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                           JUNE 30, 2003                   DECEMBER 31, 2002
                                  -------------------------------   -------------------------------
                                                  FAIR VALUE                        FAIR VALUE
                                  NOTIONAL   --------------------   NOTIONAL   --------------------
                                   AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                  --------   ------   -----------   --------   ------   -----------
                                                        (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value......................    $ 50       $  1       $ 6         $ --      $--         $--
Cash flow.......................     371          4        35          128        2          11
Non qualifying..................     124         --        10          258       32           2
                                    ----       ----       ---         ----      ---         ---
  Total.........................    $545       $  5       $51         $386      $34         $13
                                    ====       ====       ===         ====      ===         ===

     During each of the three months and six months ended June 30, 2003 and 2002, the closed block recognized net investment income from the periodic settlement of interest rate, foreign currency and credit default swaps of $1 million.

     During both the three months and six months ended June 30, 2003, the closed block recognized $1 million in net investment losses related to qualifying fair value hedges. In addition, $1 million of unrealized gains on fair value hedged investments were recognized in net investment gains and losses during both the three months and six months ended June 30, 2003. There were no derivatives designated as fair value hedges during the three months and six months ended June 30, 2002. There were no discontinued fair value hedges during the three months and six months ended June 30, 2003 or 2002.

     At June 30, 2003 and December 31, 2002, the net amounts accumulated in other comprehensive loss relating to cash flow hedges were net losses of $29 million and net gains of $20 million, respectively. During the three months ended June 30, 2003 and 2002, the closed block recognized other comprehensive net losses of $30 million and $2 million, respectively, relating to the effective portion of cash flow hedges. During the six months ended June 30, 2003 and 2002, the closed block recognized other comprehensive net losses of $48 million and other comprehensive net gains of $2 million, respectively, relating to the effective portion of cash flow hedges. For the three months and six months ended June 30, 2003, market value changes recognized as ineffectiveness of qualifying cash flow hedges were insignificant. During both the three months ended June 30, 2003 and 2002, $1 million of other comprehensive income was reclassified into net investment income. During both the six months ended June 30, 2003 and 2002, $2 million of other comprehensive income was reclassified into net investment income. Approximately $2 million of gains reported in accumulated other comprehensive income at June 30, 2003 are expected to be reclassified during the year ending December 31, 2003 into net investment income, as the underlying investments mature or expire according to their original terms.

     For the three months ended June 30, 2003 and 2002, the closed block did not recognize any net investment income and recognized net investment losses of $16 million and $9 million, respectively, from derivatives not qualifying as accounting hedges. For the six months ended June 30, 2003 and 2002, the closed block did not recognize any net investment income and recognized net investment losses of $17 million and $7 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the New York Insurance Department.

8.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of June 30, 2003, there are approximately 375 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 35 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

     Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life's defenses (beyond denial of certain factual allegations) to plaintiffs' claims include that: (i) Metropolitan Life owed no duty to the plaintiffs -- it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In defending asbestos cases, Metropolitan Life selects various strategies depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life's judgment, best protect Metropolitan Life's interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. In 2002 and 2003, trial courts in California, Utah and Georgia granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim has been made under the excess insurance policies in 2003 for the amounts paid in 2002 with respect to asbestos litigation in excess of the retention. As the performance of the indices impact the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such forgone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. A portion of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies.

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

     Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may be resulting in an increase in the number of claims. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 66,000 asbestos-related claims in 2002. During the first six months of 2003 and 2002, Metropolitan Life received approximately 48,000 and 28,000 asbestos-related claims, respectively. Of the approximately 48,000 claims received in the first six months of 2003, approximately 23,000 were received in April 2003. Except as to April, the number of asbestos-related claims received in 2003 are in line with the claims received in 2002 for the same period. However, we can provide no assurance with respect to the timing of receipt of new claims.

     It is likely that a bill reforming asbestos litigation will be voted on by the Senate in 2003. While the Company strongly supports reform efforts, there can be no assurance that legislative reform will be enacted. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

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

     In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky and Arkansas. The Company intends to vigorously defend itself against these cases.

  PROPERTY AND CASUALTY ACTIONS

     Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification. In a lawsuit involving another insurer, the Tennessee Supreme Court held that diminished value is not covered under a Tennessee automobile policy. Based on that decision, plaintiffs in Tennessee have dismissed their alleged diminished value lawsuit against Metropolitan Property and Casualty Insurance Company. A settlement has been reached in the Georgia class action; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. The settlement is being implemented. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Total loss valuation methods are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. The court has dismissed the action. An appeal has been filed. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

  DEMUTUALIZATION ACTIONS

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. Plaintiffs in the consolidated action and separate action have filed notices of appeal. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Metropolitan Life has filed a motion to dismiss the consolidated amended complaint and a motion for summary judgment in this action. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. In January 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal. In June 2003, the United States Supreme Court denied plaintiffs' petition for certiorari in this action. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The Holding Company, Metropolitan Life, the trustee of the policyholder trust, and certain present and former individual directors and officers of Metropolitan Life are named as defendants. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint that dropped all claims against the trustee of the policyholder trust and the individual directors and officers. In the amended complaint, plaintiffs allege that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs seek compensatory and punitive damages, as well as attorneys' fees and costs. The defendants have moved to dismiss the action. Plaintiffs' motion for class certification has been adjourned. The defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting them vigorously.

  RACE-CONSCIOUS UNDERWRITING CLAIMS

     Insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Metropolitan Life has cooperated fully with that inquiry. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs seek unspecified monetary damages, punitive damages, reformation, imposition of a constructive trust, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices and adjust policy values, and other relief. On April 28, 2003, the United States District Court approved a class-action settlement of the consolidated actions. Several persons who had objected to the settlement have filed notices of appeal from the order approving the settlement. Metropolitan Life also has entered into settlement agreements to resolve the regulatory examination. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters. During the second quarter of 2003, the Company reduced this charge by $64 million, after-tax. The Company believes the remaining portion of the previously recorded charge is adequate to cover the costs associated with the resolution of these matters.

     Eighteen lawsuits involving approximately 130 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

  OTHER

     In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs have filed a motion for class certification. Opposition papers were filed by Metropolitan Life. The parties have reached a settlement in principle and are seeking the Court's preliminary approval.

     A lawsuit has been filed against Metropolitan Life in Ontario, Canada by Clarica Life Insurance Company regarding the sale of the majority of Metropolitan Life's Canadian operation to Clarica in 1998. Clarica alleges that Metropolitan Life breached certain representations and warranties contained in the sale agreement, that Metropolitan Life made misrepresentations upon which Clarica relied during the negotiations and that Metropolitan Life was negligent in the performance of certain of its obligations and duties under the sale agreement. The parties are engaged in settlement discussions.

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

     The SEC has commenced a formal investigation of New England Securities Corporation, an indirect subsidiary of New England Life Insurance Company ("NES"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC and is continuing to research the effect, if any, of this issue upon approximately 6,000 active and closed accounts.

     The American Dental Association and two individual providers have sued MetLife, Mutual of Omaha and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the case.

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

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,488 million and $1,667 million at June 30, 2003 and December 31, 2002, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

  GUARANTEES

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

     In the context of acquisition, disposition and investment transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $1 million to $800 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies other of its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

     The fair value of such indemnities, guarantees and commitments entered into subsequent to December 31, 2002 was insignificant. The Company's recorded liability at June 30, 2003 and December 31, 2002 for indemnities, guarantees and commitments provided to third parties prior to January 1, 2003 was insignificant.

9.  BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of June 30, 2003:

                                                      PRE-TAX CHARGES RECORDED IN THE
                                                           FOURTH QUARTER OF 2001
                                              ------------------------------------------------
                                              INSTITUTIONAL   INDIVIDUAL   AUTO & HOME   TOTAL
                                              -------------   ----------   -----------   -----
                                                           (DOLLARS IN MILLIONS)
Severance and severance-related costs.......      $  9           $32          $   3      $ 44
Facilities consolidation costs..............         3            65             --        68
Business exit costs.........................       387            --             --       387
                                                  ----           ---          -----      ----
  Total.....................................      $399           $97          $   3      $499
                                                  ====           ===          =====      ====

                                                               REMAINING LIABILITY AS OF
                                                                     JUNE 30, 2003
                                                           ----------------------------------
                                                           INSTITUTIONAL   INDIVIDUAL   TOTAL
                                                           -------------   ----------   -----
                                                                 (DOLLARS IN MILLIONS)
Facilities consolidation costs...........................       $--           $11        $11
Business exit costs......................................        34            --         34
                                                                ---           ---        ---
  Total..................................................       $34           $11        $45
                                                                ===           ===        ===

     Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill, severance and severance-related costs, and facilities consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of June 30, 2003, there were approximately 235 terminations to be completed in connection with the Company's business exit activities. Management expects these terminations to be completed by December 31, 2003. The Company continues to carry a liability as of June 30, 2003 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain contractual obligations extended beyond one year.

     Individual. The charges to this segment in the fourth quarter of 2001 include facilities consolidation costs, severance and severance-related costs, which predominantly stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. All terminations were completed as of June 30, 2003. These costs were recorded in other expenses. The remaining liability as of June 30, 2003 is due to certain contractual obligations that extended beyond one year.

     Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed as of December 31, 2002. The costs were recorded in other expenses.

10.  STOCK COMPENSATION PLANS

     Effective January 1, 2003, the Company elected to apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under APB 25. Had compensation expense for grants awarded prior to January 1, 2003 been determined based on fair value at the date of grant in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's earnings and earnings per share amounts would have been reduced to the following pro forma amounts:

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2003    2002    2003    2002
                                                         -----   -----   -----   -----
                                                             (DOLLARS IN MILLIONS,
                                                            EXCEPT PER SHARE DATA)
Net Income.............................................  $ 580   $ 387   $ 942   $ 716

Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust(1).......     --      --     (21)     --
                                                         -----   -----   -----   -----
Actual net income available to common shareholders.....  $ 580   $ 387   $ 921   $ 716
                                                         =====   =====   =====   =====
Pro forma net income available to common
  shareholders(2)(3)...................................  $ 572   $ 380   $ 904   $ 702
                                                         =====   =====   =====   =====
BASIC EARNINGS PER SHARE
As reported............................................  $0.79   $0.55   $1.29   $1.01
                                                         =====   =====   =====   =====
Pro forma(2)(3)........................................  $0.78   $0.54   $1.26   $0.99
                                                         =====   =====   =====   =====
DILUTED EARNINGS PER SHARE
As reported............................................  $0.79   $0.53   $1.29   $0.97
                                                         =====   =====   =====   =====
Pro forma(2)(3)........................................  $0.78   $0.52   $1.26   $0.95
                                                         =====   =====   =====   =====

---------------

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

     Stock-based compensation expense related to the Company's Stock Incentive Plan and Directors Stock Plan for the three months and six months ended June 30, 2003 was $4 million and $10 million, respectively, including stock-based compensation for non-employees of $300 thousand and $825 thousand, respectively. Stock-based compensation expense for non-employees for the three months and six months ended June 30, 2002 was $462 thousand and $923 thousand, respectively.

11.  COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                        FOR THE           FOR THE
                                                      THREE MONTHS       SIX MONTHS
                                                         ENDED             ENDED
                                                        JUNE 30,          JUNE 30,
                                                    ----------------   --------------
                                                     2003      2002     2003    2002
                                                    ------    ------   ------   -----
                                                          (DOLLARS IN MILLIONS)
Net income........................................  $  580    $  387   $  942   $ 716
                                                    ------    ------   ------   -----
Other comprehensive income (loss):
  Unrealized losses on derivative instruments, net
     of income taxes..............................     (71)      (27)     (69)    (37)
  Unrealized investment gains (losses), net of
     related offsets, reclassification adjustments
     and income taxes.............................     936       630    1,234    (191)
  Foreign currency translation adjustments........     129        24      143      24
  Minimum pension liability adjustment............      --        --       (9)     --
                                                    ------    ------   ------   -----
Other comprehensive income (loss).................     994       627    1,299    (204)
                                                    ------    ------   ------   -----
     Comprehensive income.........................  $1,574    $1,014   $2,241   $ 512
                                                    ======    ======   ======   =====

12.  METLIFE CAPITAL TRUST I

     In connection with MetLife, Inc.'s initial public offering in April 2000, the Holding Company and MetLife Capital Trust I (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock (the "purchase contracts") on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

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

     On May 15, 2003, the purchase contracts associated with the units were settled. In exchange for $1,006 million, the Company issued 2.97 shares of MetLife, Inc. common stock per purchase contract, or approximately 59.8 million shares of treasury stock. Approximately $656 million, which represents the excess of the Company's cost of the treasury stock ($1,662 million) over the contract price of the stock issued to the purchase contract holders ($1,006 million), was recorded as a direct reduction to retained earnings.

13.  EARNINGS PER SHARE

     The following table presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   ---------------------------
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------
                                        (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock
  outstanding for basic earnings per
  share..............................   731,242,226    704,674,529    715,866,466    708,349,444
Incremental shares from assumed:
  Conversion of equity security
     units...........................            --     28,269,468             --     27,681,257
  Exercise of stock options..........        14,228        991,773             --        642,948
                                       ------------   ------------   ------------   ------------
Weighted average common stock
  outstanding for diluted earnings
  per share..........................   731,256,454    733,935,770    715,866,466    736,673,649
                                       ============   ============   ============   ============
INCOME FROM CONTINUING OPERATIONS....  $        581   $        371   $        885   $        678

CHARGE FOR CONVERSION OF COMPANY-
  OBLIGATED MANDATORILY REDEEMABLE
  SECURITIES OF A SUBSIDIARY
  TRUST(1)...........................            --             --            (21)            --
                                       ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS
  AVAILABLE TO COMMON SHAREHOLDERS...  $        581   $        371   $        864   $        678
                                       ============   ============   ============   ============
  Basic earnings per share...........  $       0.79   $       0.53   $       1.21   $       0.96
                                       ============   ============   ============   ============
  Diluted earnings per share.........  $       0.79   $       0.51   $       1.21   $       0.92
                                       ============   ============   ============   ============
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS.........................  $         (1)  $         16   $         57   $         33
                                       ============   ============   ============   ============
  Basic earnings per share...........  $         --   $       0.02   $       0.08   $       0.05
                                       ============   ============   ============   ============
  Diluted earnings per share.........  $         --   $       0.02   $       0.08   $       0.04
                                       ============   ============   ============   ============
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING.........................  $         --   $         --   $         --   $          5
                                       ============   ============   ============   ============
  Basic earnings per share...........  $         --   $         --   $         --   $       0.01
                                       ============   ============   ============   ============
  Diluted earnings per share.........  $         --   $         --   $         --   $       0.01
                                       ============   ============   ============   ============
NET INCOME...........................  $        580   $        387   $        942   $        716

CHARGE FOR CONVERSION OF COMPANY-
  OBLIGATED MANDATORILY REDEEMABLE
  SECURITIES OF A SUBSIDIARY
  TRUST(1)...........................            --             --            (21)            --
                                       ------------   ------------   ------------   ------------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS.......................  $        580   $        387   $        921   $        716
                                       ============   ============   ============   ============
  Basic earnings per share...........  $       0.79   $       0.55   $       1.29   $       1.01
                                       ============   ============   ============   ============
  Diluted earnings per share.........  $       0.79   $       0.53   $       1.29   $       0.97
                                       ============   ============   ============   ============

---------------

(1) See Note 12.

     On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company did not acquire any shares of common stock during the six months ended June 30, 2003. The Holding Company acquired 13,644,492 shares of common stock for $431 million during the six months ended June 30, 2002. During the six months ended June 30, 2003, 59,865,424 shares of common stock were issued from treasury stock, 59,771,221 of which were issued in connection with the settlement of common stock purchase contracts (see Note 12) for approximately $1,006 million. During the six months ended June 30, 2002, 16,379 shares of common stock were issued from treasury stock.

14.  BUSINESS SEGMENT INFORMATION

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

     Institutional offers a broad range of group insurance and retirement and savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Individual offers a wide variety of individual insurance and investment products, including life insurance, annuities and mutual funds. Auto & Home provides insurance coverages, including private passenger automobile, homeowners and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement and savings products to both individuals and groups, and auto and homeowners coverage to individuals. Reinsurance provides primarily reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets. Asset Management provides a broad variety of asset management products and services to individuals and institutions.

     Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months and six months ended June 30, 2003 and 2002 and at June 30, 2003 and December 31, 2002. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains and losses from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding net investment gains and losses, net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. The Company allocates certain non-recurring items (e.g., expenses associated with the resolution of proceedings alleging race-conscious underwriting practices, sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products and demutualization costs) to Corporate & Other.

FOR THE THREE MONTHS                                   AUTO &                                   ASSET      CORPORATE &
ENDED JUNE 30, 2003       INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE   MANAGEMENT      OTHER      TOTAL
--------------------      -------------   ----------   ------   -------------   -----------   ----------   -----------   ------
                                                                  (DOLLARS IN MILLIONS)
Premiums................     $2,343         $1,055      $721        $390           $588         $  --          $(5)      $5,092
Universal life and
  investment-type
  product policy fees...        145            378        --          71             --            --           --          594
Net investment income...      1,010          1,530        41         131            121            16           43        2,892
Other revenues..........        152            109         4          26             12            37           15          355
Net investment (losses)
  gains.................         (8)           (19)       (2)         (1)             5            --          (30)         (55)
Income from continuing
  operations before
  provision (benefit)
  for income taxes......        398            216        51          92             33             9           --          799

FOR THE THREE MONTHS                                   AUTO &                                   ASSET      CORPORATE &
ENDED JUNE 30, 2002       INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE   MANAGEMENT      OTHER      TOTAL
--------------------      -------------   ----------   ------   -------------   -----------   ----------   -----------   ------
                                                                  (DOLLARS IN MILLIONS)
Premiums................     $2,162         $1,094      $702        $274           $472         $  --         $ (3)      $4,701
Universal life and
  investment-type
  product policy fees...        168            339        --           7             --            --           --          514
Net investment income...        995          1,563        46          95            102            15           12        2,828
Other revenues..........        156            102         9           3             11            50           12          343
Net investment (losses)
  gains.................       (109)           (89)      (18)          8             --            --           23         (185)
Income (loss) from
  continuing operations
  before provision
  (benefit) for income
  taxes.................        271            200        29          12             33             8          (21)         532

FOR THE SIX MONTHS ENDED                               AUTO &                                   ASSET      CORPORATE &
JUNE 30, 2003             INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE   MANAGEMENT      OTHER      TOTAL
------------------------  -------------   ----------   ------   -------------   -----------   ----------   -----------   ------
                                                                  (DOLLARS IN MILLIONS)
Premiums................     $4,485         $2,096     $1,433       $785          $1,140        $  --         $ (9)      $9,930
Universal life and
  investment-type
  product policy fees...        300            738        --         122              --           --           --        1,160
Net investment income...      1,988          3,092        80         254             231           32          112        5,789
Other revenues..........        294            195        13          34              24           66           27          653
Net investment (losses)
  gains.................       (119)           (87)       (6)         (1)              1            8          (73)        (277)
Income (loss) from
  continuing operations
  before provision
  (benefit) for income
  taxes.................        626            394        74         134              63           19          (86)       1,224

FOR THE SIX MONTHS ENDED                               AUTO &                                   ASSET      CORPORATE &
JUNE 30, 2002             INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE   MANAGEMENT      OTHER      TOTAL
------------------------  -------------   ----------   ------   -------------   -----------   ----------   -----------   ------
                                                                  (DOLLARS IN MILLIONS)
Premiums................     $4,022         $2,178     $1,394       $649           $947         $  --         $  (8)     $9,182
Universal life and
  investment-type
  product policy fees...        320            637        --          14             --            --            --         971
Net investment income...      1,972          3,083        91         170            201            29            44       5,590
Other revenues..........        328            230        16           6             19            90            21         710
Net investment (losses)
  gains.................       (191)           (86)      (32)        (14)             2            (4)           48        (277)
Income (loss) from
  continuing operations
  before provision
  (benefit) for income
  taxes.................        546            465        56          10             70             6          (128)      1,025

     The following amounts are reported as discontinued operations in accordance with SFAS 144:

                                                              THREE MONTHS    SIX MONTHS
                                                                  ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                              -------------   -----------
                                                              2003    2002    2003   2002
                                                              -----   -----   ----   ----
                                                                 (DOLLARS IN MILLIONS)
Net investment income (loss)
  Institutional.............................................   $(2)    $ 8    $(1)   $16
  Individual................................................    --      17      1     28
  Corporate & Other.........................................    (1)      8     (1)    16
                                                               ---     ---    ---    ---
     Total net investment income (loss).....................   $(3)    $33    $(1)   $60
                                                               ===     ===    ===    ===
Net investment gains (losses)
  Institutional.............................................   $(1)    $--    $40    $--
  Individual................................................     7      (1)    47     (1)
  Corporate & Other.........................................    (5)     (7)     4     (7)
                                                               ---     ---    ---    ---
     Total net investment gains (losses)....................   $ 1     $(8)   $91    $(8)
                                                               ===     ===    ===    ===

     The following table presents assets with respect to the Company's operating segments at:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003       2002(1)
                                                              --------   ------------
                                                               (DOLLARS IN MILLIONS)
Assets
  Institutional.............................................  $110,308     $ 98,234
  Individual................................................   157,301      145,152
  Auto & Home...............................................     4,569        4,540
  International.............................................     8,991        8,301
  Reinsurance...............................................    11,200        9,924
  Asset Management..........................................       285          190
  Corporate & Other.........................................    17,168       11,085
                                                              --------     --------
     Total..................................................  $309,822     $277,426
                                                              ========     ========

---------------

(1) These balances reflect the allocation of capital using the Risk-Based Capital methodology, which differs from the original presentation of GAAP equity included in MetLife, Inc.'s 2002 Annual Report on Form 10-K.

     Economic Capital. Beginning in 2003, the Company changed its methodology of allocating capital from Risk-Based Capital to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on Risk-Based Capital, an internally developed formula based on applying a multiple to the National Association of Insurance Commissioners Statutory Risk-Based Capital and included certain GAAP accounting adjustments. Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory Risk-Based Capital formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

     The change in methodology is being applied prospectively. This change has and will continue to impact the level of net investment income and net income of each of the Company's business segments. A portion of net investment income is credited to the segments based on the level of allocated equity. This change in methodology of allocating equity does not impact the Company's consolidated net investment income or net income.

     The following table presents actual and pro forma net investment income with respect to the Company's operating segments for the three months and six months ended June 30, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                                          NET INVESTMENT INCOME
                                                 ---------------------------------------
                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30, 2002        JUNE 30, 2002
                                                 ------------------   ------------------
                                                 ACTUAL   PRO FORMA   ACTUAL   PRO FORMA
                                                 ------   ---------   ------   ---------
                                                          (DOLLARS IN MILLIONS)
Institutional..................................  $  995    $1,010     $1,972    $2,004
Individual.....................................   1,563     1,541      3,083     3,039
Auto & Home....................................      46        42         91        83
International..................................      95        85        170       151
Reinsurance....................................     102        92        201       181
Asset Management...............................      15        18         29        35
Corporate & Other..............................      12        40         44        97
                                                 ------    ------     ------    ------
  Total........................................  $2,828    $2,828     $5,590    $5,590
                                                 ======    ======     ======    ======

     The following table presents actual and pro forma assets with respect to the Company's operating segments at December 31, 2002. The amounts shown as pro forma reflect assets that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                                                     ASSETS
                                                              ---------------------
                                                              ACTUAL(1)   PRO FORMA
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Institutional...............................................  $ 98,234    $ 98,810
Individual..................................................   145,152     144,073
Auto & Home.................................................     4,540       4,360
International...............................................     8,301       7,990
Reinsurance.................................................     9,924       9,672
Asset Management............................................       190         320
Corporate & Other...........................................    11,085      12,201
                                                              --------    --------
  Total.....................................................  $277,426    $277,426
                                                              ========    ========

---------------

(1) These balances reflect the allocation of capital using the Risk-Based Capital methodology, which differs from the original presentation of GAAP equity included in MetLife, Inc.'s 2002 Annual Report on Form 10-K.

     The Individual segment's results of operations for the three months and six months ended June 30, 2003 include a charge resulting from the recognition of previously deferred expenses.

     The International segment's results of operations for the three months and six months ended June 30, 2003 include the results of operations of Aseguradora Hidalgo S.A., a Mexican life insurer that was acquired on June 20, 2002. During the second quarter of 2003, as part of its acquisition and integration strategy, International completed the legal merger of Aseguradora Hidalgo, S.A. into its original Mexican subsidiary, Seguros Genesis, S.A., forming MetLife Mexico, S.A. As a result of the merger of these companies, the Company recorded a tax benefit of $40 million for the reduction of deferred tax valuation allowances.

Additionally, a change in reserve methodology resulted in a $22 million after-tax reduction in policyholder liabilities.

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

     Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2003 and 2002. Revenues from U.S. operations were $8,034 million and $7,655 million for the three months ended June 30, 2003 and 2002, respectively, which represented 90% and 93%, respectively, of consolidated revenues. Revenues from U.S. operations were $15,636 million and $15,047 million for the six months ended June 30, 2003 and 2002, respectively, which represented 91% and 93%, respectively, of consolidated revenues.

15.  DISCONTINUED OPERATIONS

     The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. In accordance with SFAS 144, income related to real estate classified as held-for-sale on or after January 1, 2002 is presented as discontinued operations.

     The following table presents the components of income from discontinued operations:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                   2003         2002    2003       2002
                                                   -----        -----   -----     ------
                                                           (DOLLARS IN MILLIONS)
Investment income................................   $ 6         $101    $ 15      $ 195
Investment expense...............................    (9)         (68)    (16)      (135)
Net investment gains (losses)....................     1           (8)     91         (8)
                                                    ---         ----    ----      -----
  Total revenues.................................    (2)          25      90         52
Provision (Benefit) for income taxes.............    (1)           9      33         19
                                                    ---         ----    ----      -----
  Income (Loss) from discontinued operations.....   $(1)        $ 16    $ 57      $  33
                                                    ===         ====    ====      =====

     The carrying value of real estate related to discontinued operations was $26 million and $166 million at June 30, 2003 and December 31, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this discussion, the terms "Company" or "MetLife" refer to MetLife, Inc., a Delaware corporation formed in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of June 30, 2003:

                                                          PRE-TAX CHARGES RECORDED
                                                       IN THE FOURTH QUARTER OF 2001
                                              ------------------------------------------------
                                              INSTITUTIONAL   INDIVIDUAL   AUTO & HOME   TOTAL
                                              -------------   ----------   -----------   -----
                                                           (DOLLARS IN MILLIONS)
Severance and severance-related costs.......      $  9           $32           $ 3       $ 44
Facilities consolidation costs..............         3            65            --         68
Business exit costs.........................       387            --            --        387
                                                  ----           ---           ---       ----
  Total.....................................      $399           $97           $ 3       $499
                                                  ====           ===           ===       ====

                                                                  REMAINING LIABILITY
                                                                  AS OF JUNE 30, 2003
                                                           ----------------------------------
                                                           INSTITUTIONAL   INDIVIDUAL   TOTAL
                                                           -------------   ----------   -----
                                                                 (DOLLARS IN MILLIONS)
Facilities consolidation costs...........................       $--           $11        $11
Business exit costs......................................        34            --         34
                                                                ---           ---        ---
  Total..................................................       $34           $11        $45
                                                                ===           ===        ===

     Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill, severance and severance-related costs, and facilities consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of June 30, 2003, there were approximately 235 terminations to be completed in connection with the Company's business exit activities. Management expects these terminations to be completed by December 31, 2003. The Company continues to carry a liability as of June 30, 2003 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain contractual obligations extended beyond one year.

     Individual. The charges to this segment in the fourth quarter of 2001 include facilities consolidation costs, severance and severance-related costs, which predominantly stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. All terminations were completed as of June 30, 2003. These costs were recorded in other expenses. The remaining liability as of June 30, 2003 is due to certain contractual obligations that extended beyond one year.

     Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed as of December 31, 2002. The costs were recorded in other expenses.

SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property, which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of June 30, 2003, the Company's remaining liability for unpaid and future claims associated with the tragedies was $24 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

     The Company's general account investment portfolios include investments, primarily comprised of fixed maturities, in industries that were originally affected by the tragedies, including airline, other travel, lodging and insurance. Exposures to these industries also exist through mortgage loans and investments in real estate. The carrying value of the Company's investment portfolio exposed to these industries was approximately $3.4 billion at June 30, 2003.

METLIFE CAPITAL TRUST I

     In connection with MetLife, Inc.'s, initial public offering in April 2000, the Holding Company and MetLife Capital Trust I (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock (the "purchase contracts") on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

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

     On May 15, 2003, the purchase contracts associated with the units were settled. In exchange for $1,006 million, the Company issued 2.97 shares of MetLife, Inc. common stock per purchase contract, or approximately 59.8 million shares of treasury stock. Approximately $656 million, which represents the excess of the Company's cost of the treasury stock ($1,662 million) over the contract price of the stock issued to the purchase contract holders ($1,006 million), was recorded as a direct reduction to retained earnings.

ECONOMIC CAPITAL

     Beginning in 2003, the Company changed its methodology of allocating capital from Risk-Based Capital to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on Risk-Based Capital, an internally developed formula based on applying a multiple to the National Association of Insurance Commissioners Statutory Risk-Based Capital and included certain adjustments in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory Risk-Based Capital formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

     The change in methodology is being applied prospectively. This change has and will continue to impact the level of net investment income and net income of each of the Company's business segments. A portion of net investment income is credited to the segments based on the level of allocated equity. This change in methodology of allocating equity does not impact the Company's consolidated net investment income or net income.

     The following table presents actual and pro forma net investment income with respect to the Company's operating segments for the three months and six months ended June 30, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                                           NET INVESTMENT INCOME
                                                  ---------------------------------------
                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30, 2002        JUNE 30, 2002
                                                  ------------------   ------------------
                                                  ACTUAL   PRO FORMA   ACTUAL   PRO FORMA
                                                  ------   ---------   ------   ---------
                                                           (DOLLARS IN MILLIONS)
Institutional...................................  $  995    $1,010     $1,972    $2,004
Individual......................................   1,563     1,541      3,083     3,039
Auto & Home.....................................      46        42         91        83
International...................................      95        85        170       151
Reinsurance.....................................     102        92        201       181
Asset Management................................      15        18         29        35
Corporate & Other...............................      12        40         44        97
                                                  ------    ------     ------    ------
  Total.........................................  $2,828    $2,828     $5,590    $5,590
                                                  ======    ======     ======    ======

ACQUISITIONS AND DISPOSITIONS

     In June 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition. The purchase price of this acquisition was subject to adjustment under certain provisions of the purchase agreement. Post-acquisition analysis did not result in any significant adjustments of the purchase price, although certain changes were made that affected goodwill, the value of business acquired and reserve balances. The Company has completed the merger of Hidalgo into Seguros Genesis, S.A., MetLife's wholly-owned Mexican subsidiary headquartered in Mexico City. The combined entity operates under the name MetLife Mexico.

     In June 2003, the Company agreed to purchase John Hancock Life Insurance Company's group life insurance business. The transaction is expected to close later this year, subject to regulatory approval. While this transaction provides strategic benefits and extends the Company's customer reach, it will have no material impact on MetLife's 2003 consolidated net income.

     On June 30, 2003, the Company announced the sale of 20 percent of Santander Central Hispano Seguros y Reaseguros S.A. to Banco Santander Central Hispano S.A. ("Santander") and the purchase of a 20 percent stake in MetLife Iberia S.A. from Santander.

     In July 2003, the Company announced the sale of its Spanish operation, MetLife, Iberia, S.A. and its subsidiaries, Seguros Genesis, S.A. and Genesis Seguros Generales, S.A., to Liberty Insurance, a Spanish subsidiary of Liberty Mutual Group. The transaction is subject to certain regulatory approvals.

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

  DERIVATIVES

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows related to the Company's financial assets and liabilities or to changing fair values. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts with embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; and (ii) ineffectiveness of designated hedges in an environment of changing interest rates or fair values. In addition, accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated market volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

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

     The Company also establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Pricing of this insurance takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the insured and the property covered, as well as profit considerations. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies.

     Differences between the actual experience and assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses.

  REINSURANCE

     The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed above. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting. See "-- Derivatives" above.

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

RESULTS OF OPERATIONS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                                            THREE MONTHS        SIX MONTHS
                                                               ENDED               ENDED
                                                              JUNE 30,           JUNE 30,
                                                          ----------------   -----------------
                                                           2003      2002     2003      2002
                                                          ------    ------   -------   -------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $5,092    $4,701   $ 9,930   $ 9,182
Universal life and investment-type product policy
  fees..................................................     594       514     1,160       971
Net investment income...................................   2,892     2,828     5,789     5,590
Other revenues..........................................     355       343       653       710
Net investment losses (net of amounts allocated from
  other accounts of $0, ($73), ($38) and ($86),
  respectively).........................................     (55)     (185)     (277)     (277)
                                                          ------    ------   -------   -------
  Total revenues........................................   8,878     8,201    17,255    16,176
                                                          ------    ------   -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment losses of $5,
  ($64), ($23) and ($71), respectively).................   4,965     4,882     9,918     9,500
Interest credited to policyholder account balances......     761       727     1,508     1,441
Policyholder dividends..................................     507       488     1,010       985
Other expenses (excludes amounts directly related to net
  investment losses of ($5), ($9), ($15) and ($15),
  respectively).........................................   1,846     1,572     3,595     3,225
                                                          ------    ------   -------   -------
  Total expenses........................................   8,079     7,669    16,031    15,151
                                                          ------    ------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................     799       532     1,224     1,025
Provision for income taxes..............................     218       161       339       347
                                                          ------    ------   -------   -------
Income from continuing operations.......................     581       371       885       678
Income from discontinued operations, net of income
  taxes.................................................      (1)       16        57        33
                                                          ------    ------   -------   -------
Income before cumulative effect of change in
  accounting............................................     580       387       942       711
Cumulative effect of change in accounting...............      --        --        --         5
                                                          ------    ------   -------   -------
Net income..............................................  $  580    $  387   $   942   $   716
                                                          ======    ======   =======   =======

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- THE COMPANY

     Premiums increased by $391 million, or 8%, to $5,092 million for the three months ended June 30, 2003 from $4,701 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decrease in the Individual segment. A $181 million increase in Institutional is primarily the result of growth in this segment's long-term care, disability, dental and group life businesses. The increase in these businesses is partially offset by a decrease in retirement and savings. This decrease is the result of the sale of a significant single premium contract in the second quarter of 2002, which is partially offset by higher sales in structured settlement products in 2003. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business contributed to a $116 million increase in the Reinsurance segment. An increase of $116 million in International is primarily due to the acquisition of Hidalgo in June 2002, which accounted for $113 million of the variance. A

$19 million increase in Auto & Home is primarily due to rate increases in both the auto and property lines. A $39 million decrease in the Individual segment is primarily the result of an amendment to a reinsurance agreement in the third quarter of 2002 and a decrease in dividends used to purchase additional insurance as a direct result of the dividend scale reduction adopted in the fourth quarter of 2002.

     Universal life and investment-type product policy fees increased by $80 million, or 16%, to $594 million for the three months ended June 30, 2003 from $514 million for the comparable 2002 period. This variance is largely attributable to increases in the International and Individual segments, partially offset by a decrease in the Institutional segment. A $64 million increase in the International segment is primarily due to the acquisition of Hidalgo in June 2002, which accounted for $60 million of the variance. A $39 million increase in Individual is primarily due to higher revenue from insurance fees, surrender charges and the recognition of previously deferred fees. The recognition of previously deferred fees is the result of lapse, mortality and investment experience. In addition, an increase in average separate account balances and favorable investment experience resulted in an increase in universal life and investment-type product policy fees from annuity and investment-type products. A $23 million decrease in the Institutional segment results from fees received in the second quarter of 2002 on two bank-owned life insurance contracts.

     Net investment income increased by $64 million, or 2%, to $2,892 million for the three months ended June 30, 2003 from $2,828 million for the comparable 2002 period. This variance is attributable to increases of (i) $75 million, or 4%, in income from fixed maturities; (ii) $13 million, or 23%, in income from other invested assets; (iii) $4 million, or 11%, in income from cash, cash equivalents and short-term investments; and (iv) $2 million, or 1%, in interest income from policy loans. These variances are partially offset by decreases of
(i) $15 million, or 32%, in income from equity securities and other limited partnership interests; (ii) $13 million, or 9%, in income from real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation; and (iii) higher investment expenses of $2 million, or 3%.

     The increase in income from fixed maturities to $2,073 million in 2003 from $1,998 million in 2002 is mostly due to a higher asset base resulting from the reinvestment of cash flows, higher income from equity-linked notes due to increases in underlying indices, and the acquisition of Hidalgo in June 2002. These favorable variances are somewhat offset by a decline in reinvestment rates. The increase in income on other invested assets to $69 million in 2003 from $56 million in 2002 is primarily due to an increase in reinsurance contracts' funds withheld at interest. Income from cash, cash equivalents and short-term investments increased to $42 million in 2003 from $38 million in 2002 largely as a result of a higher asset base attributable to an increase in short-term financing-related liabilities, partially offset by a decline in short-term rates. The increase in interest income from policy loans to $139 million in 2003 from $137 million in 2002 is mostly due to increased loans outstanding. The decrease in income from equity securities and other limited partnership interests to $32 million in 2003 from $47 million in 2002 is primarily due to a decrease in sales of underlying assets held within corporate partnerships. The decrease in income from real estate and real estate joint ventures held-for-investment to $128 million in 2003 from $141 million in 2002 is primarily due to a decrease in sales of underlying assets held within the joint ventures.

     The increase in net investment income is primarily attributable to increases in the International segment, Corporate & Other and the Reinsurance and Institutional segments, somewhat offset by decreases in the Individual and Auto & Home segments. A $36 million increase in International is largely due to a higher asset base resulting from the acquisition of Hidalgo in June 2002, partially offset by reduced income from allocated capital. The increase in Corporate & Other of $31 million is mainly due to higher income from allocated capital and equity-linked notes, as well as an increase in income resulting from a higher asset base, partially offset by lower reinvestment rates. The Reinsurance segment increased $19 million largely resulting from an increase in reinsurance contracts' funds withheld at interest, partially offset by reduced income from allocated capital. The Institutional segment increased $15 million primarily due to a higher asset base, an increase in income from equity-linked notes and higher income from allocated capital, partially offset by a decline in reinvestment rates. These increases are partially offset by a decrease in the Individual segment of $33 million primarily resulting from lower reinvestment rates, fewer sales of underlying assets held in corporate partnerships and lower income from allocated capital, partially offset by a higher asset base. The decrease in Auto & Home of $5 million is due to lower reinvestment rates and reduced income from allocated capital.

     Other revenues increased by $12 million, or 3%, to $355 million for the three months ended June 30, 2003 from $343 million for the comparable 2002 period. This variance is primarily attributable to an increase in the International segment, partially offset by a decrease in the Asset Management segment. A $23 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. This increase is partially offset by a $13 million decrease in Asset Management due to lower average assets under management on which management and advisory fees are earned.

     Net investment losses decreased by $130 million, or 70%, to $55 million for the three months ended June 30, 2003 from $185 million for the comparable 2002 period. This decrease reflects total investment losses, before offsets, of $55 million (including gross gains of $130 million, gross losses of $79 million, writedowns of $103 million, and a net loss from derivatives of $3 million), a decrease of $203 million, or 79%, from $258 million (including gross gains of $438 million, gross losses of $314 million, writedowns of $261 million, and a net loss from derivatives of $121 million) for the comparable 2002 period. Offsets include the amortization of deferred policy acquisition costs of $5 million and $9 million for the three months ended June 30, 2003 and 2002, respectively, and changes in the policyholder dividend obligation of ($5) million and $64 million for the three months ended June 30, 2003 and 2002, respectively.

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

     Policyholder benefits and claims increased by $83 million, or 2%, to $4,965 million for the three months ended June 30, 2003 from $4,882 million for the comparable 2002 period. This variance is primarily attributable to increases in the Reinsurance, Institutional, International, and Auto & Home segments, partially offset by a decrease in the Individual segment. An $81 million increase in Reinsurance is consistent with the growth in premiums as previously discussed above. A $46 million increase in Institutional is primarily a result of growth in premiums as previously discussed, partially offset by a decrease in retirement and savings as the second quarter of 2002 included a sale of a significant single premium contract. A $24 million net increase in International is largely due to the acquisition of Hidalgo in June 2002, partially offset by a reduction in policyholder liabilities related to a change in reserve methodology. A $10 million increase in Auto & Home is primarily due to more catastrophes and higher claims severities in the auto line and increased severities and a higher catastrophe level, partially offset by lower non-catastrophe claims frequency in the property line. These increases were partially offset by a $77 million decline in the Individual segment predominantly due to favorable mortality experience, partially offset by the impact of the aforementioned amendment to a reinsurance agreement and an increase in the claims associated with guaranteed minimum death benefits.

     Interest credited to policyholder account balances increased by $34 million, or 5%, to $761 million for the three months ended June 30, 2003 from $727 million for the comparable 2002 period. This variance is primarily due to increases in the International and Reinsurance segments, partially offset by a decrease in the Institutional segment. A $25 million increase in International is largely due to the acquisition of Hidalgo in June 2002. The majority of the $13 million increase in Reinsurance is the result of increasing deposits from several annuity treaties. A $4 million decrease in the Institutional segment is primarily attributable to declines in average crediting rates in 2003 as a result of the lower interest rate environment and is partially offset by an increase in policyholder account balances.

     Policyholder dividends increased by $19 million, or 4%, to $507 million for the three months ended June 30, 2003 from $488 million for the comparable 2002 period. This variance is primarily attributable to the Institutional and Individual segments. A $39 million increase in Institutional is largely due to favorable mortality experience among several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience, which is generally recorded in policyholder benefits and claims. The increase in Institutional is partially offset by a $22 million decrease in Individual resulting primarily from the reduction of the dividend scale in the fourth quarter of 2002.

     Other expenses increased by $274 million, or 17%, to $1,846 million for the three months ended June 30, 2003 from $1,572 million for the comparable 2002 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $295 million, or 17%, to $2,012 million for the three months ended June 30, 2003 from $1,717 million for the comparable 2002 period. This variance is primarily attributable to increases in the Individual, Reinsurance, Institutional, and International segments, partially offset by decreases in Corporate & Other and the Asset Management segment. A $119 million increase in Individual is primarily due to higher commissions resulting from sales growth in new annuity and investment-type products, increased pension and post-retirement benefit expenses and a $22 million charge principally related to office consolidations, partially offset by savings from ongoing expense management initiatives. A $107 million increase in Reinsurance is largely attributable to higher reinsurance allowances paid. A $65 million increase in Institutional is predominantly due to a rise in non-deferrable variable expenses associated with the aforementioned premium growth, additional post-retirement and other employee benefit-related costs and a $15 million charge principally related to office consolidations. These increases in Institutional are partially offset by expense savings resulting from the Company's exit from the large market 401(k) business in late 2001, as business was transferred to other carriers throughout 2002. A $63 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. These increases were partially offset by a $41 million decrease in Corporate & Other, which is mostly attributable to a $46 million reduction in litigation-related expenses. This decrease is largely attributable to a reduction of a previously established liability related to the Company's race-conscious underwriting settlement. A $13 million decrease in Asset Management is primarily due to staff reductions in the third and fourth quarters of 2002 and reduced expenses as a result of lower average assets under management.

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

     Capitalization of deferred policy acquisition costs increased by $125 million, or 25%, to $627 million for the three months ended June 30, 2003 from $502 million for the comparable 2002 period. This variance is primarily due to the Reinsurance, Individual, International, Institutional and Auto & Home segments. A $57 million increase in Reinsurance is largely attributable to higher reinsurance allowances paid. A $22 million increase in Individual is primarily the result of higher sales commissions and other deferrable expenses related to annuity and investment-type products, partially offset by the impact of the recognition of non-deferrable expenses that were previously deferred. A $19 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. A $15 million increase in Institutional is related to sales growth as previously discussed. A $12 million increase in Auto & Home is primarily due to higher premiums from rate increases. Total amortization of deferred policy acquisition costs increased by $108 million, or 31%, to $456 million for the three months ended June 30, 2003 from $348 million for the comparable 2002 period. Amortization of $461 million and $357 million are allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The increase in amortization allocated to other expenses is largely attributable to the International, Individual, Institutional and Auto & Home segments. A $55 million increase in International is primarily due to an increase in the amortization of the value of business acquired related to the change in reserve methodology discussed above and the acquisition of Hidalgo in June 2002. A $30 million increase in Individual is primarily due to a charge resulting from the recognition of previously deferred expenses, with the remaining variance attributable to the impact of lapse, mortality and investment experience. A $12 million increase in Institutional is due to sales growth as previously discussed. A $10 million increase in Auto & Home is primarily related to higher premiums from rate increases.

     Income tax expense for the three months ended June 30, 2003 was $218 million, or 27% of income before provision for income taxes and cumulative effect of change in accounting, compared with $161 million, or 30%, for the comparable 2002 period. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, and a reduction of the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to record tax benefits on certain foreign capital losses.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the three months ended June 30, 2003 and 2002. The income from discontinued operations is comprised of net investment income and net investment gains related to 51 properties that the Company began marketing for sale on or after January 1, 2002. For the three months ended June 30, 2003, the Company recognized $1 million of net investment gains from discontinued operations related to two properties sold or held-for-sale.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- THE COMPANY

     Premiums increased by $748 million, or 8%, to $9,930 million for the six months ended June 30, 2003 from $9,182 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decrease in the Individual segment. A $463 million increase in Institutional is predominantly the result of growth in this segment's long-term care, disability, dental and group life businesses. In addition, an increase in retirement and savings resulted from higher sales of structured settlement products, partially offset by a decrease due to the sale of a significant single premium contract in the second quarter of 2002. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business contributed to a $193 million increase in the Reinsurance segment. An increase of $136 million in International is primarily due to the acquisition of Hidalgo in June 2002, which accounted for $255 million of the variance, largely offset by a decrease of $108 million attributable to a non-recurring sale of an annuity contract in the first quarter of 2002 in Canada. A $39 million increase in Auto & Home is largely due to rate increases in both the auto and property lines. An $82 million decrease in the Individual segment is primarily the result of an amendment to a reinsurance agreement in the third quarter of 2002 and a decrease in dividends used to purchase additional insurance as a direct result of the dividend scale reduction adopted in the fourth quarter of 2002.

     Universal life and investment-type product policy fees increased by $189 million, or 19%, to $1,160 million for the six months ended June 30, 2003 from $971 million for the comparable 2002 period. This variance is primarily attributable to increases in the International and Individual segments, partially offset by a decrease in the Institutional segment. A $108 million increase in the International segment is predominantly due to the acquisition of Hidalgo in June 2002, which accounted for $102 million of the variance. A $101 million increase in Individual is largely attributable to higher revenue from insurance fees, surrender charges and the recognition of previously deferred fees. The recognition of previously deferred fees is the result of lapse, mortality and investment experience. In addition, favorable investment experience and an increase in average separate account balances resulted in an increase in universal life and investment-type product policy fees from annuity and investment-type products. These increases are partially offset by a $20 million decline in the Institutional segment resulting from fees received in the second quarter of 2002 on two bank-owned life insurance contracts.

     Net investment income increased by $199 million, or 4%, to $5,789 million for the six months ended June 30, 2003 from $5,590 million for the comparable 2002 period. This variance is primarily attributable to increases of (i) $165 million, or 4%, in income from fixed maturities; (ii) $30 million, or 29%, in income from other invested assets; (iii) $27 million, or 46%, in income from equity securities and other limited partnership interests; (iv) $10 million, or 4%, in interest income from policy loans; and (v) $8 million, or 1%, in income from mortgage loans on real estate. These variances are partially offset by decreases of (i) $15 million, or 12%, in income from cash, cash equivalents and short-term investments; (ii) $11 million, or 4%, in income from real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation; and (iii) higher investment expenses of $15 million, or 14%.

     The increase in income from fixed maturities to $4,117 million in 2003 from $3,952 million in 2002 is due to a higher asset base resulting from the reinvestment of cash flows, higher income from equity-linked notes resulting from appreciation in underlying indices, the acquisition of Hidalgo in June 2002, and an increase in bond prepayment fees. These increases are partially offset by a decline in reinvestment rates. The increase in income on other invested assets to $132 million in 2003 from $102 million in 2002 is largely due to an increase in reinsurance contracts' funds withheld at interest. The increase in income from equity securities and other limited partnership interests to $86 million in 2003 from $59 million in 2002 is predominantly due to an increase in sales of underlying assets held in corporate partnerships. The increase in interest income from policy loans to $278 million in 2003 from $268 million in 2002 is largely due to increased loans outstanding. The increase in income from mortgage loans on real estate to $942 million in 2003 from $934 million in 2002 is largely attributable to a higher asset base coupled with an increase in prepayment fees, somewhat offset by lower reinvestment rates. The decrease in income from cash, cash equivalents and short-term investments to $106 million in 2003 from $121 million in 2002 is mainly due to a decline in short-term interest rates, partially offset by a higher asset base resulting from an increase in short-term financing-related liabilities. The decrease in income from real estate and real estate joint ventures held-for-investment to $253 million in 2003 from $264 million in 2002 is largely due to lower income from hotel properties as a result of lower occupancy rates, combined with a decrease in sales of underlying assets held within the joint ventures. These decreases were somewhat offset by increased income from space rented at the Company's One Madison Avenue, New York City location. The increase in investment expenses to $125 million in 2003 from $110 million in 2002 is primarily the result of higher corporate and overhead charges applicable to investment activity.

     The increase in net investment income is primarily attributable to increases in the International segment, Corporate & Other and the Reinsurance, Institutional and Individual segments, partially offset by a decrease in the Auto & Home segment. An $84 million increase in International is primarily due to a higher asset base resulting from the acquisition of Hidalgo in June 2002, partially offset by reduced income related to allocated capital. The increase in Corporate & Other of $68 million is mainly due to higher income from allocated capital, equity-linked notes and sales of underlying assets held in corporate partnerships, as well as an increase in income resulting from a higher asset base. These favorable variances are partially offset by a decline in reinvestment rates. The Reinsurance segment increased $30 million primarily as a result of an increase in reinsurance contracts' funds withheld at interest, somewhat offset by reduced income from allocated capital. The Institutional segment increased $16 million predominantly as a result of a higher asset base, increased sales of underlying assets held in corporate partnerships and higher income from allocated capital, partially offset by a decline in reinvestment rates. A $9 million increase in the Individual segment is largely attributable to a higher asset base, partially offset by lower reinvestment rates, fewer sales of underlying assets held in corporate partnerships and lower income from allocated capital. A decrease in the Auto & Home segment of $11 million is mainly due to lower reinvestment rates and reduced income from allocated capital.

     Other revenues decreased by $57 million, or 8%, to $653 million for the six months ended June 30, 2003 from $710 million for the comparable 2002 period. This variance is primarily attributable to decreases in the Individual, Institutional and Asset Management segments and an increase in the International segment. A $35 million decrease in Individual is primarily due to lower commission and fee income associated with the volume decline in the broker/dealer and other subsidiaries, principally due to the depressed equity markets. A decrease of $34 million in Institutional is primarily attributable to reduced administrative fees stemming from the Company's exit from the large market 401(k) business in late 2001. This action resulted in reduced revenue as business was transferred to other carriers throughout 2002. A $24 million decrease in Asset Management is due to lower average assets under management on which management and advisory fees are earned. A $28 million increase in International is primarily due to the acquisition of Hidalgo in June 2002.

     Net investment losses remained unchanged at $277 million for both the six months ended June 30, 2003 and 2002. This amount reflects total investment losses, before offsets, of $315 million (including gross gains of $262 million, gross losses of $173 million, writedowns of $367 million, and a net loss from derivatives of $37 million), a decrease of $48 million, or 13%, from $363 million (including gross gains of $983 million, gross losses of $597 million, writedowns of $599 million, and a net loss from derivatives of $150 million) from the comparable 2002 period. Offsets include the amortization of deferred policy acquisition costs of $15 million for both the six months ended June 30, 2003 and 2002, and changes in the policyholder dividend obligation of $23 million and $71 million for the six months ended June 30, 2003 and 2002, respectively.

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

     Policyholder benefits and claims increased by $418 million, or 4%, to $9,918 million for the six months ended June 30, 2003 from $9,500 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International, and Auto & Home segments, partially offset by a decrease in the Individual segment. A $256 million increase in Institutional is largely the result of growth in premiums as discussed above. A $114 million increase in Reinsurance is consistent with the growth in premiums as discussed above. A net increase of $55 million in International is largely attributable to the acquisition of Hidalgo in June 2002, partially offset by a reduction in policyholder liabilities related to a change in reserve methodology. A $49 million increase in Auto & Home is predominantly due to an increase in auto claims frequencies resulting largely from adverse road conditions in the first quarter of 2003 and higher auto losses due to adverse claims development related to prior accident years, resulting mostly from bodily injury and uninsured motorist claims also in the first quarter of 2003. The increase in the auto line is partially offset by a decrease in the property line resulting from improved claims frequencies, a reduction in the number of homeowners policies in-force and underwriting and agency management actions. A $57 million decline in the Individual segment is primarily due to favorable mortality experience, partially offset by the impact of the aforementioned amendment to a reinsurance agreement and an increase in the claims associated with guaranteed minimum death benefits.

     Interest credited to policyholder account balances increased by $67 million, or 5%, to $1,508 million for the six months ended June 30, 2003 from $1,441 million for the comparable 2002 period. This variance is primarily due to increases in the International and Reinsurance segments, partially offset by a decrease in the Institutional segment. A $53 million increase in International is largely due to the acquisition of Hidalgo in June 2002. The majority of the $22 million increase in Reinsurance is the result of increasing deposits from several annuity treaties. An $8 million decrease in the Institutional segment is primarily attributable to declines in average crediting rates in 2003 as a result of the low interest rate environment.

     Policyholder dividends increased by $25 million, or 3%, to $1,010 million for the six months ended June 30, 2003 from $985 million for the comparable 2002 period. This variance is attributable to the Institutional, International and Individual segments. A $56 million increase in Institutional is largely due to favorable mortality experience among several large group clients. Institutional policyholder dividends vary from period to period based on participating contract experience, which is generally recorded in policyholder benefits and claims. A $10 million increase in International is primarily attributable to the acquisition of

Hidalgo in June 2002. A $41 million decrease in the Individual segment is the result of the reduction of the dividend scale in the fourth quarter of 2002.

     Other expenses increased by $370 million, or 11%, to $3,595 million for the six months ended June 30, 2003 from $3,225 million for the comparable 2002 period. Excluding the capitalization and amortization of deferred policy acquisition costs, which are discussed below, other expenses increased by $389 million, or 11%, to $3,960 million for the six months ended June 30, 2003 from $3,571 million for the comparable 2002 period. This variance is primarily attributable to increases in the Reinsurance, Individual, Institutional, and International segments, partially offset by decreases in Corporate & Other and the Asset Management and Auto & Home segments. A $157 million increase in Reinsurance is largely attributable to higher reinsurance allowances paid. A $131 million increase in Individual is primarily due to higher commissions resulting from sales growth in new annuity and investment-type products, increased pension and post-retirement benefit expenses and a $22 million charge principally related to office consolidations, partially offset by savings from ongoing expense management initiatives. A $115 million increase in Institutional is predominantly due to a rise in non-deferrable variable expenses associated with the aforementioned premium growth, additional post-retirement costs and a $15 million charge principally related to office consolidations. The increases in Institutional are partially offset by expense savings resulting from the Company's exit from the large market 401(k) business in late 2001, as business was transferred to other carriers throughout 2002. A $110 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. These increases were partially offset by a $91 million decrease in Corporate & Other, which is mostly attributable to a $98 million reduction in litigation-related expenses. This decrease is largely attributable to a reduction of a previously established liability related to the Company's race-conscious underwriting settlement. A $22 million decrease in Asset Management is primarily due to staff reductions in the third and fourth quarters of 2002 and reduced expenses as a result of lower average assets under management. An $11 million decrease in Auto & Home is primarily due to a reduction in the cost of the New York assigned risk plan and a reduction in expenses resulting from the completion of the St. Paul integration.

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

     Capitalization of deferred policy acquisition costs increased by $187 million, or 18%, to $1,213 million for the six months ended June 30, 2003 from $1,026 million for the comparable 2002 period. This variance is primarily due to the Reinsurance, Individual, International, Auto & Home and Institutional segments. A $60 million increase in Reinsurance is largely attributable to higher reinsurance allowances paid. A $38 million increase in Individual is primarily the result of higher sales commissions and other deferrable expenses related to annuity and investment-type products, partially offset by the impact of the recognition of non-deferrable expenses that were previously deferred. A $45 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. A $26 million increase in Auto & Home is primarily due to higher premiums from rate increases. An $18 million increase in Institutional is primarily related to sales growth as previously discussed. Total amortization of deferred policy acquisition costs increased by $168 million, or 25%, to $833 million for the six months ended June 30, 2003 from $665 million for the comparable 2002 period. Amortization of $848 million and $680 million are allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The increase in amortization allocated to other expenses is largely attributable to the International, Individual, Auto & Home and Institutional segments. A $62 million increase in International is primarily due to an increase in the amortization of the value of business acquired related to the change in reserve methodology discussed above and the acquisition of Hidalgo in June 2002. A $68 million increase in Individual is primarily due to a charge resulting from the recognition of previously deferred expenses, with the remaining variance attributable to the impact of lapse, mortality and investment experience. A $21 million increase in Auto & Home is primarily due to higher premiums from rate increases. A $16 million increase in Institutional is primarily related to sales growth as previously discussed.

     Income tax expense for the six months ended June 30, 2003 was $339 million, or 28% of income before provision for income taxes and cumulative effect of change in accounting, compared with $347 million, or 34%, for the comparable 2002 period. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a tax recovery of prior year tax overpayments on tax-exempt bonds and a reduction of the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to record tax benefits on certain foreign capital losses.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the six months ended June 30, 2003 and 2002. The income from discontinued operations is comprised of net investment income and net investment gains related to 51 properties that the Company began marketing for sale on or after January 1, 2002. For the six months ended June 30, 2003, the Company recognized $91 million of net investment gains from discontinued operations related to 15 properties sold or held-for-sale.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                      THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                        JUNE 30,          JUNE 30,
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums...........................................  $2,343   $2,162   $4,485   $4,022
Universal life and investment-type product policy
  fees.............................................     145      168      300      320
Net investment income..............................   1,010      995    1,988    1,972
Other revenues.....................................     152      156      294      328
Net investment losses..............................      (8)    (109)    (119)    (191)
                                                     ------   ------   ------   ------
  Total revenues...................................   3,642    3,372    6,948    6,451
                                                     ------   ------   ------   ------
EXPENSES
Policyholder benefits and claims...................   2,506    2,460    4,885    4,629
Interest credited to policyholder account
  balances.........................................     228      232      452      460
Policyholder dividends.............................      54       15       93       37
Other expenses.....................................     456      394      892      779
                                                     ------   ------   ------   ------
  Total expenses...................................   3,244    3,101    6,322    5,905
                                                     ------   ------   ------   ------
Income from continuing operations before provision
  for income taxes.................................     398      271      626      546
Provision for income taxes.........................     142       86      222      189
                                                     ------   ------   ------   ------
Income from continuing operations..................     256      185      404      357
Income (Loss) from discontinued operations, net of
  income taxes.....................................      (2)       5       25       10
                                                     ------   ------   ------   ------
Net income.........................................  $  254   $  190   $  429   $  367
                                                     ======   ======   ======   ======

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- INSTITUTIONAL

     Premiums increased by $181 million, or 8%, to $2,343 million for the three months ended June 30, 2003 from $2,162 million for the comparable 2002 period. Group insurance premiums increased by $218 million, primarily in the long-term care, disability, dental and group life products. The increase in long term-care is largely attributable to a significant contract for which the Company began receiving premiums in the second half of 2002. Favorable renewal actions and persistency generated the increase in disability. The dental increase is predominantly due to improved persistency and sales growth. The group life increase resulted from improved persistency, strong sales in 2002 and growth on the existing block of business. In addition, a significant premium was earned on an existing term life contract. Retirement and savings premiums decreased by $37 million due to a sale of a significant single premium contract in the second quarter of 2002, partially offset by higher sales in structured settlement products in 2003. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

     Universal life and investment-type product policy fees decreased by $23 million, or 14%, to $145 million for the three months ended June 30, 2003 from $168 million for the comparable 2002 period. This decrease reflects fees received in the second quarter of 2002 on two bank-owned life insurance contracts.

     Other revenues decreased by $4 million, or 3%, to $152 million for the three months ended June 30, 2003 from $156 million for the comparable 2002 period. Retirement and savings other revenues decreased $10 million, primarily due to lower fees in the 401(k) business, as a result of exiting the large market 401(k) business in late 2001, which resulted in reduced revenue as business was transferred to other carriers throughout 2002. This is partially offset by an increase in group insurance other revenues of $6 million due to additional revenue received for separate account fees and fees relating to a settlement pertaining to the Company's former vision business.

     Policyholder benefits and claims increased by $46 million, or 2%, to $2,506 million for the three months ended June 30, 2003 from $2,460 million for the comparable 2002 period. Group insurance increased by $88 million, primarily as a result of the premium growth in this segment's long-term care, disability, dental and group life products. Retirement and savings decreased by $42 million, comparable with the aforementioned decrease in premiums, which is primarily due to the sale of a significant contract in the second quarter of 2002, partially offset by higher sales in structured settlement products in 2003. Both periods benefited from favorable underwriting-related experience.

     Interest credited to policyholders decreased by $4 million, or 2%, to $228 million for the three months ended June 30, 2003 from $232 million for the comparable 2002 period. This decrease is primarily attributable to declines in average crediting rates in 2003 as a result of the lower interest rate environment, partially offset by an increase in policyholder account balances.

     Policyholder dividends increased by $39 million, or 260%, to $54 million for the three months ended June 30, 2003 from $15 million for the comparable 2002 period. This increase is largely attributable to favorable mortality experience among several large group clients. Policyholder dividends vary from period to period based on participating contract experience, which is generally recorded in policyholder benefits and claims.

     Other expenses increased by $62 million, or 16%, to $456 million for the three months ended June 30, 2003 from $394 million in the comparable 2002 period. Group insurance and retirement and savings expenses increased by $43 million and $19 million, respectively, primarily due to a rise in non-deferrable variable expenses associated with the aforementioned premium growth, additional post-retirement and other employee benefit-related costs and a $15 million charge principally related to office consolidations. Non-deferrable variable expenses include a certain portion of premium taxes, commissions, claim approval and case administration expenses. The increase in retirement and savings is partially offset by the Company's exit from the large market 401(k) business in late 2001, which resulted in expense reductions as business was transferred to other carriers throughout 2002.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- INSTITUTIONAL

     Premiums increased by $463 million, or 12%, to $4,485 million for the six months ended June 30, 2003 from $4,022 million for the comparable 2002 period. Group insurance premiums increased by $424 million primarily in the long-term care, disability, dental and group life products. The increase in long term-care is largely attributable to a significant contract entered into for which the Company began receiving premiums in the second half of 2002. Favorable renewal actions and persistency generated the increase in disability. The dental increase is predominantly due to improved persistency and sales growth. The group life increase resulted from improved persistency, strong sales in 2002 and growth on the existing block of business. In addition, a significant premium was earned on an existing term life contract. Retirement and savings premiums increased by $39 million, primarily resulting from higher sales in structured settlement products, offset by a sale of a significant single premium contract in the second quarter of 2002. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

     Universal life and investment-type product policy fees decreased by $20 million, or 6%, to $300 million for the six months ended June 30, 2003 from $320 million for the comparable 2002 period. This decrease reflects fees received in the second quarter of 2002 on two bank-owned life insurance contracts.

     Other revenues decreased by $34 million, or 10%, to $294 million for the six months ended June 30, 2003 from $328 million for the comparable 2002 period. Retirement and savings other revenues decreased $35 million primarily due to a decline in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, which resulted in reduced revenue as business was transferred to other carriers throughout 2002.

     Policyholder benefits and claims increased by $256 million, or 6%, to $4,885 million for the six months ended June 30, 2003 from $4,629 million for the comparable 2002 period. Group insurance increased by $210 million, primarily as a result of the aforementioned premium growth in this segment's long-term care, disability, dental and group life products. The remaining increase in retirement and savings of $46 million is comparable with the premium growth.

     Interest credited to policyholders decreased by $8 million, or 2%, to $452 million for the six months ended June 30, 2003 from $460 million for the comparable 2002 period. This decrease is primarily attributable to a decline in average crediting rates in 2003 as a result of the lower interest rate environment.

     Policyholder dividends increased by $56 million, or 151%, to $93 million for the six months ended June 30, 2003 from $37 million for the comparable 2002 period. This increase is largely attributable to favorable mortality experience among several large group clients. Policyholder dividends vary from period to period based on participating contract experience, which is generally recorded in policyholder benefits and claims.

     Other expenses increased by $113 million, or 15%, to $892 million for the six months ended June 30, 2003 from $779 million in the comparable 2002 period. Group insurance and retirement and savings expenses increased by $89 million and $24 million, respectively, primarily due to a rise in non-deferrable variable expenses associated with the aforementioned premium growth, additional post-retirement and other employee benefit-related costs and a $15 million charge principally related to office consolidations. Non-deferrable variable expenses include a certain portion of premium taxes, commissions, claim approval and case administration expenses. The increase in retirement and savings is partially offset by the Company's exit from the large market 401(k) business in late 2001, which resulted in expense reductions as business was transferred to other carriers throughout 2002.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                      THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                        JUNE 30,          JUNE 30,
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums...........................................  $1,055   $1,094   $2,096   $2,178
Universal life and investment-type product policy
  fees.............................................     378      339      738      637
Net investment income..............................   1,530    1,563    3,092    3,083
Other revenues.....................................     109      102      195      230
Net investment (losses) gains (net of amounts
  allocated from other accounts of $0, ($73), ($38)
  and ($86), respectively).........................     (19)     (89)     (87)     (86)
                                                     ------   ------   ------   ------
  Total revenues...................................   3,053    3,009    6,034    6,042
                                                     ------   ------   ------   ------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment losses of $5,
  ($64), ($23) and ($71), respectively)............   1,186    1,263    2,438    2,495
Interest credited to policyholder account
  balances.........................................     452      452      895      895
Policyholder dividends.............................     439      461      879      920
Other expenses (excludes amounts directly related
  to net investment losses of ($5), ($9), ($15) and
  ($15), respectively).............................     760      633    1,428    1,267
                                                     ------   ------   ------   ------
  Total expenses...................................   2,837    2,809    5,640    5,577
                                                     ------   ------   ------   ------
Income from continuing operations before provision
  for income taxes.................................     216      200      394      465
Provision for income taxes.........................      76       72      139      167
                                                     ------   ------   ------   ------
Income from continuing operations..................     140      128      255      298
Income from discontinued operations, net of income
  taxes............................................       4       12       30       18
                                                     ------   ------   ------   ------
Net income.........................................  $  144   $  140   $  285   $  316
                                                     ======   ======   ======   ======

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- INDIVIDUAL

     Premiums decreased by $39 million, or 4%, to $1,055 million for the three months ended June 30, 2003 from $1,094 million for the comparable 2002 period. Premiums from insurance products decreased by $34 million, as a result of a third quarter 2002 amendment to a reinsurance agreement which increased the amount of insurance ceded, as well as a decrease in dividends used to purchase additional insurance as a direct result of the dividend scale reduction adopted in the fourth quarter of 2002. Premiums from annuity and investment-type products decreased by $5 million in the single premium immediate annuities and supplemental contracts with life contingencies product lines. Fees from these products will fluctuate based on customer demand.

     Universal life and investment-type product policy fees increased by $39 million, or 12%, to $378 million for the three months ended June 30, 2003 from $339 million for the comparable 2002 period. Policy fees from insurance products increased by $23 million due to higher revenue from insurance fees, surrender charges, and the recognition of previously deferred fees. The insurance fees increased due to growth in the net amount of insurance at risk. The recognition of previously deferred fees was the result of lapse, mortality and investment experience. Policy fees from annuity and investment-type products increased by $16 million resulting from favorable investment experience and an increase in average separate account balances.

     Other revenues increased by $7 million, or 7%, to $109 million for the three months ended June 30, 2003 from $102 million for the comparable 2002 period. Other revenues, which primarily consist of commission and fee income related to the broker/dealer and other subsidiaries, fluctuate from period to period in response to equity market changes. In addition, experience rated refunds from reinsurance arrangements are also included in other revenues.

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

     Policyholder benefits and claims decreased by $77 million, or 6%, to $1,186 million for the three months ended June 30, 2003 from $1,263 million for the comparable 2002 period. Policyholder benefits and claims for insurance products decreased by $63 million primarily due to favorable mortality experience offset by the impact of the aforementioned amendment to a reinsurance agreement. Policyholder benefits and claims for annuity and investment-type products decreased by $14 million largely due to favorable mortality experience, slightly offset by an increase in the claims associated with guaranteed minimum death benefits, which fluctuate in response to equity market changes.

     Interest credited to policyholder account balances remained unchanged at $452 million for the comparable periods. Declines in the interest crediting rates were offset by growth in future policyholder benefits and policyholder account balances.

     Policyholder dividends decreased by $22 million, or 5%, to $439 million for the three months ended June 30, 2003 from $461 million for the comparable 2002 period due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies.

     Other expenses increased by $127 million, or 20%, to $760 million for the three months ended June 30, 2003 from $633 million for the comparable 2002 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses increased by $119 million, or 17%, to $833 million in 2003 from $714 million in 2002. Other expenses related to insurance products increased by $33 million. Although there are savings from ongoing expense management initiatives, these savings are offset by increased pension and post-retirement benefit expenses and a $14 million charge principally related to office consolidations. Other expenses related to annuity and investment-type products increased by $86 million. An increase in commissions is due to the continued rise in sales of new annuity and investment-type products offered by the MetLife Investors Group distribution channel, as well as increased pension and post-retirement benefit expenses and an $8 million charge principally related to office consolidations.

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

     Capitalization of deferred policy acquisition costs increased by $22 million, or 9%, to $280 million for the three months ended June 30, 2003 from $258 million for the comparable 2002 period due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses, partially offset by the impact of the recognition of non-deferrable expenses that were previously deferred. Total amortization of deferred policy acquisition costs increased by $34 million, or 20%, to $202 million in 2003 from $168 million in 2002. Amortization of deferred policy acquisition costs of $207 million and $177 million is allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The $47 million increase in amortization of deferred policy acquisition costs allocated to other expenses for insurance products is primarily due to a charge resulting from the recognition of previously deferred expenses, with the remaining variance attributable to the impact of lapse, mortality and investment experience. The decrease in amortization of deferred policy acquisition costs allocated to other expenses for annuity and investment-type products of $17 million is due to the impact of favorable investment experience.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- INDIVIDUAL

     Premiums decreased by $82 million, or 4%, to $2,096 million for the six months ended June 30, 2003 from $2,178 million for the comparable 2002 period. Premiums from insurance products decreased by $81 million, primarily as a result of a third quarter 2002 amendment to a reinsurance agreement which increased the amount of insurance ceded, as well as a decrease in dividends used to purchase additional insurance as a direct result of the dividend scale reduction adopted in the fourth quarter of 2002. Premiums from annuity and investment-type products decreased by $1 million in the single premium immediate annuities and supplemental contracts with life contingencies product lines. Fees from these products will fluctuate based on customer demand.

     Universal life and investment-type product policy fees increased by $101 million, or 16%, to $738 million for the six months ended June 30, 2003 from $637 million for the comparable 2002 period. Policy fees from insurance products increased by $84 million due to higher revenue from insurance fees, surrender charges, and the recognition of previously deferred fees. The insurance fees increased due to growth in the net amount of insurance at risk. The recognition of previously deferred fees was the result of lapse, mortality and investment experience. Policy fees from annuity and investment-type products increased by $17 million resulting from favorable investment experience and an increase in average separate account balances.

     Other revenues decreased by $35 million, or 15%, to $195 million for the three months ended June 30, 2003 from $230 million for the comparable 2002 period, largely due to lower commission and fee income associated with the sales volume decline in the broker/dealer and other subsidiaries which is principally due to the depressed equity markets. Other revenues, which primarily consist of commission and fee income related to the broker/dealer and other subsidiaries, fluctuate from period to period in response to equity market changes. In addition, experience rated refunds from reinsurance arrangements are also included in other revenues.

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

     Policyholder benefits and claims decreased by $57 million, or 2%, to $2,438 million for the six months ended June 30, 2003 from $2,495 million for the comparable 2002 period. Policyholder benefits and claims for insurance products decreased by $59 million primarily due to favorable mortality experience offset by the impact of the aforementioned amendment to a reinsurance agreement. Policyholder benefits and claims for annuity and investment-type products increased by $2 million, largely due to benefits related to single premium immediate annuities and an increase in the claims associated with guaranteed minimum death benefits, which fluctuate in response to equity market changes, partially offset by favorable mortality experience.

     Interest credited to policyholder account balances remained unchanged at $895 million. Declines in the interest crediting rates were offset by growth in future policyholder benefit and policyholder account balances.

     Policyholder dividends decreased by $41 million, or 4%, to $879 million for the six months ended June 30, 2003 from $920 million for the comparable 2002 period due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies.

     Other expenses increased by $161 million, or 13%, to $1,428 million for the six months ended June 30, 2003 from $1,267 million for the comparable 2002 period. Excluding the capitalization and amortization of deferred policy acquisition costs that are discussed below, other expenses increased by $131 million, or 9%, to $1,586 million in 2003 from $1,455 million in 2002. Other expenses related to insurance products increased by $15 million. Although there are savings from ongoing expense management initiatives, these savings are offset by increased pension and post-retirement benefit expenses and a $14 million charge principally related to office consolidations. Other expenses related to annuity and investment-type products increased by $116 million. An increase in commissions is attributable to the continued rise in sales of new annuity and investment-type products offered by the MetLife Investors Group distribution channel, as well as increased pension and post-retirement benefit expenses and an $8 million charge principally related to office consolidations.

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

     Capitalization of deferred policy acquisition costs increased by $38 million, or 8%, to $540 million for the six months ended June 30, 2003 from $502 million for the comparable 2002 period due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses, partially offset by the impact of the recognition of non-deferrable expenses that were previously deferred. Total amortization of deferred policy acquisition costs increased by $68 million, or 23%, to $367 million in 2003 from $299 million in 2002. Amortization of deferred policy acquisition costs of $382 million and $314 million is allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The $77 million increase in amortization of deferred policy acquisition costs allocated to other expenses for insurance products is primarily due to a charge resulting from the recognition of previously deferred expenses, with the remaining variance attributable to the impact of lapse, mortality and investment experience. The decrease in amortization of deferred policy acquisition costs allocated to other expenses for annuity and investment-type products of $9 million is due to the impact of favorable investment experience.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                        THREE MONTHS      SIX MONTHS
                                                            ENDED            ENDED
                                                          JUNE 30,         JUNE 30,
                                                        -------------   ---------------
                                                        2003    2002     2003     2002
                                                        -----   -----   ------   ------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums..............................................  $721    $702    $1,433   $1,394
Net investment income.................................    41      46        80       91
Other revenues........................................     4       9        13       16
Net investment losses.................................    (2)    (18)       (6)     (32)
                                                        ----    ----    ------   ------
  Total revenues......................................   764     739     1,520    1,469
                                                        ----    ----    ------   ------
EXPENSES
Policyholder benefits and claims......................   527     517     1,061    1,012
Other expenses........................................   186     193       385      401
                                                        ----    ----    ------   ------
  Total expenses......................................   713     710     1,446    1,413
                                                        ----    ----    ------   ------
Income before provision for income taxes..............    51      29        74       56
Provision for income taxes............................    10       5         6       11
                                                        ----    ----    ------   ------
Net income............................................  $ 41    $ 24    $   68   $   45
                                                        ====    ====    ======   ======

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- AUTO & HOME

     Premiums increased by $19 million, or 3%, to $721 million for the three months ended June 30, 2003 from $702 million for the comparable 2002 period. Auto and property premiums increased by $10 million and $9 million, respectively, due to increases in average premium resulting from rate increases. Premiums from other personal lines remained unchanged at $13 million.

     Other revenues decreased by $5 million, or 56%, to $4 million for the three months ended June 30, 2003 from $9 million for the comparable 2002 period. The decrease is the result of a revision to an estimate of a reinsurance recoverable and related reinsurance balances on former reinsurance business.

     Policyholder benefits and claims increased by $10 million, or 2%, to $527 million for the three months ended June 30, 2003 from $517 million for the comparable 2002 period. Auto policyholder benefits and claims increased by $8 million due to more catastrophes and higher claims severities. Automobile non-catastrophe claims frequency was relatively flat versus the comparable 2002 period. Despite an increase in policyholder benefits and claims, the auto loss ratio was unchanged at 77.5% due to higher average earned premium. Property policyholder benefits and claims increased by $6 million due to increased severities and a higher catastrophe level, offset by lower non-catastrophe claims frequency. The property loss ratio, however, was level with the prior year period due to an increase of 18% in the average earned premium due to rate increases. Despite heavy adverse weather, especially in the Midwest, catastrophes represented 3.2% of this segment's loss ratio in 2003 compared to 2.8% in 2002. The impact of the adverse weather was mitigated by ongoing volatility management programs, including underwriting activity, agency management, product changes and reinsurance. These actions offset catastrophe losses in the second quarter of 2003 by $7 million. Catastrophe losses were also mitigated by a $7 million recovery from the Federal Emergency Management Agency related to the Cerro Grande (Los Alamos) fires in 2000. Other policyholder benefits and claims decreased by $4 million due to fewer personal umbrella claims.

     Other expenses decreased $7 million, or 4%, to $186 million for the three months ended June 30, 2003 from $193 million for the comparable 2002 period. This decrease is primarily due to a $7 million reduction in the cost of the New York assigned risk plan and a $2 million reduction of expenses resulting from the completion of the St. Paul integration. The expense ratio decreased to 25.6% in 2003 from 27.4% in 2002.

     The effective income tax rates for the three months ended June 30, 2003 and 2002 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- AUTO & HOME

     Premiums increased by $39 million, or 3%, to $1,433 million for the six months ended June 30, 2003 from $1,394 million for the comparable 2002 period. Auto and property premiums increased by $21 million and $16 million, respectively, due to increases in average earned premium due to rate increases. These increases were 9% for auto and 17% for property. Premiums from other personal lines increased by $2 million to $28 million.

     Other revenues decreased by $3 million, or 19%, to $13 million for the six months ended June 30, 2003 from $16 million for the comparable 2002 period. This decrease is the result of a revision to an estimate of a reinsurance recoverable and related reinsurance balances on former reinsurance business.

     Policyholder benefits and claims increased by $49 million, or 5%, to $1,061 million for the six months ended June 30, 2003 from $1,012 million for the comparable 2002 period. Auto policyholder benefits and claims increased by $60 million primarily due to an increase in claims frequencies resulting largely from adverse road conditions in the first quarter of 2003 and higher losses due to adverse claims development related to prior accident years, resulting mostly from bodily injury and uninsured motorists claims also in the first quarter of 2003. The auto loss ratio increased to 80.4% for the first six months of 2003 from 76.2% for the comparable 2002 period. Property policyholder benefits and claims decreased by $12 million due to improved claims frequencies, a reduction in the number of homeowners policies in-force, and underwriting and agency management actions. The property loss ratio decreased to 56.9% from 63.4%. Other policyholder benefits and claims increased by $1 million to $12 million.

     Other expenses decreased by $16 million, or 4%, to $385 million for the six months ended June 30, 2002 from $401 million for the comparable 2002 period. This decrease is primarily due to a $7 million reduction in the cost of the New York assigned risk plan and a $6 million reduction in expenses resulting from the completion of the St. Paul integration. The expense ratio decreased to 26.8% in 2003 from 28.8% in 2002.

     The effective income tax rates for the six months ended June 30, 2003 and 2002 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income and a $7 million tax recovery recorded in the first quarter of 2003 for prior year tax overpayments on non-taxable investment income.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the periods indicated:

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2003    2002     2003    2002
                                                         -----   -----   ------   ----
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums...............................................  $390    $274    $  785   $649
Universal life and investment-type product policy
  fees.................................................    71       7       122     14
Net investment income..................................   131      95       254    170
Other revenues.........................................    26       3        34      6
Net investment (losses) gains..........................    (1)      8        (1)   (14)
                                                         ----    ----    ------   ----
  Total revenues.......................................   617     387     1,194    825
                                                         ----    ----    ------   ----
EXPENSES
Policyholder benefits and claims.......................   286     262       644    589
Interest credited to policyholder account balances.....    36      11        73     20
Policyholder dividends.................................     8       6        27     17
Other expenses.........................................   195      96       316    189
                                                         ----    ----    ------   ----
  Total expenses.......................................   525     375     1,060    815
                                                         ----    ----    ------   ----
Income from continuing operations before provision for
  income taxes.........................................    92      12       134     10
Provision (Benefit) for income taxes...................    (6)      5         8     12
                                                         ----    ----    ------   ----
Income (Loss) from continuing operations...............    98       7       126     (2)
Cumulative effect of change in accounting..............    --      --        --      5
                                                         ----    ----    ------   ----
Net income.............................................  $ 98    $  7    $  126   $  3
                                                         ====    ====    ======   ====

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- INTERNATIONAL

     Premiums increased by $116 million, or 42%, to $390 million for the three months ended June 30, 2003 from $274 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $113 million to this increase. Excluding Hidalgo, premiums increased by $3 million, or 1%, over the comparable 2002 period. South Korea's premiums increased by $23 million primarily due to a larger professional sales force and new business growth. Taiwan's premiums increased by $12 million due to renewal premium growth in its individual life business. Chile's premiums increased by $10 million primarily due to higher sales results in the individual annuities business. Offsetting these increases, Mexico's premiums (excluding Hidalgo) decreased by $41 million, which is attributable to decreases in both its group and individual life businesses. Actions taken by the Mexican government, which were anticipated, impacting the insurance and annuities market, caused certain products to be less advantageous to customers, which resulted in reduced sales. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso against the dollar contributed to the decline. The remainder of the variance is attributable to minor fluctuations in several countries.

     Universal life and investment type-product policy fees increased by $64 million, or 914%, to $71 million for the three months ended June 30, 2003 from $7 million for the comparable 2002 period primarily due to the acquisition of Hidalgo in June 2002, which accounted for $60 million of this increase. Excluding Hidalgo, universal life and investment type-product policy fees increased $4 million, or 57%, over the comparable 2002 period. South Korea's and Spain's universal life and investment type product policy fees increased by $2 million and $1 million, respectively, due to growth in sales. The remainder of the variance is attributable to minor fluctuations in several countries.

     Other revenues increased by $23 million, or 767%, to $26 million for the three months ended June 30, 2003 from $3 million for the comparable 2002 period. This increase is largely attributable to the acquisition of Hidalgo in June 2002.

     Policyholder benefits and claims increased by $24 million, or 9%, to $286 million for the three months ended June 30, 2003 from $262 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 increased policyholder benefits by $119 million. Excluding the impact of the Hidalgo acquisition, policyholder benefits and claims decreased by $95 million, or 36%, from the comparable 2002 period. Mexico's policyholder benefits (excluding the impact of the Hidalgo acquisition) decreased by $123 million primarily as a result of a reduction in policyholder liabilities of $79 million related to a change in reserve methodology and the impact of the overall premium decreases discussed above. Offsetting this decrease, South Korea's, Chile's and Taiwan's policyholder benefits and claims increased by $12 million, $12 million and $2 million, respectively, primarily as a result of the premium increases discussed above. The remainder of the variance is attributable to minor fluctuations in several countries.

     Interest credited to policyholder account balances increased by $25 million, or 227%, to $36 million for the three months ended June 30, 2003 from $11 million for the comparable 2002 period. This increase is largely attributable to the acquisition of Hidalgo in June 2002.

     Policyholder dividends increased by $2 million, or 33%, to $8 million for the three months ended June 30, 2003 from $6 million for the comparable 2002 period. This increase is largely attributable to the acquisition of Hidalgo in June 2002.

     Other expenses increased by $99 million, or 103%, to $195 million for the three months ended June 30, 2003 from $96 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $46 million to this increase. Excluding the impact of the Hidalgo acquisition, other expenses increased primarily as a result of an increase in amortization of the value of business acquired of $45 million related to the change in reserve methodology discussed above. In addition, South Korea's other expenses increased by $6 million as a result of new business growth and general expansion of operations. The remainder of the variance is attributable to minor fluctuations in several countries.

     Income taxes for the three months ended June 30, 2003 was a benefit of $6 million as compared to a provision of $5 million for the comparable 2002 period. As a result of the merger of the Company's Mexican operations, the Company recorded a tax benefit of $40 million for the reduction of deferred tax valuation allowances.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- INTERNATIONAL

     Premiums increased by $136 million, or 21%, to $785 million for the six months ended June 30, 2003 from $649 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $255 million to this increase. Partially offsetting this increase is a decrease of $108 million attributable to a non-recurring sale of an annuity contract in the first quarter of 2002 in Canada. Excluding these items, premiums decreased by $11 million, or 2%, from the comparable 2002 period. Mexico's premiums (excluding Hidalgo) decreased by $89 million, which is attributable to decreases in both its group and individual life businesses. Actions taken by the Mexican government, which were anticipated, impacting the insurance and annuities market, caused certain products to be less advantageous to customers and resulted in reduced sales. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso against the dollar contributed to the decline. Offsetting these declines, South Korea's premiums increased by $49 million primarily due to a larger professional sales force and new business growth. Taiwan's premiums increased by $15 million due primarily to renewal premium growth in its individual life business and Spain's premiums increased by $10 million primarily due to the strengthening of the Euro. Chile's premiums increased by $2 million mainly due to higher sales results in the individual annuities business. The remainder of the variance is attributable to minor fluctuations in several countries.

     Universal life and investment type-product policy fees increased by $108 million, or 771%, to $122 million for the six months ended June 30, 2003 from $14 million for the comparable 2002 period primarily due to the acquisition of Hidalgo in June 2002 which accounted for $102 million of this increase. Excluding Hidalgo, universal life and investment type-product policy fees increased $6 million, or 43%, over the comparable 2002 period. South Korea's and Spain's universal life and investment type product policy fees increased by $3 million and $1 million, respectively, due to growth in sales. The remainder of the variance is attributable to minor fluctuations in several countries.

     Other revenues increased by $28 million, or 467%, to $34 million for the six months ended June 30, 2003 from $6 million for the comparable 2002 period. This increase is largely attributable to the acquisition of Hidalgo in June 2002.

     Policyholder benefits and claims increased by $55 million, or 9%, to $644 million for the six months ended June 30, 2003 from $589 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 increased policyholder benefits and claims by $256 million, partially offset by a decrease of $108 million related to the aforementioned non-recurring sale of an annuity contract during the first quarter of 2002. Excluding these items, policyholder benefits and claims decreased by $93 million, or 16%, from the comparable 2002 period. Mexico's policyholder benefits (excluding the impact of the Hidalgo acquisition) decreased by $171 million primarily as a result of a reduction in policyholder liabilities of $79 million related to a change in reserve methodology and the impact of the overall premium decreases discussed above. Partially offsetting this decrease, South Korea's, Spain's, Chile's and Taiwan's policyholder benefits and claims increased by $36 million, $17 million, $13 million and $5 million, respectively, primarily as a result of the overall premium increase previously discussed and, in the case of Spain, the strengthening of the Euro. In addition, Brazil's policyholder benefits increased by $5 million due primarily to higher claims in 2003. The remainder of the variance is attributable to minor fluctuations in several countries.

     Interest credited to policyholder account balances increased by $53 million, or 265%, to $73 million for the six months ended June 30, 2003 from $20 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $50 million to this variance. Excluding Hidalgo, interest credited increased by $3 million, or 15%, over the comparable 2002 period, which is attributable to an increase of $3 million in Spain primarily due to the strengthening of the Euro.

     Policyholder dividends increased by $10 million, or 59%, to $27 million for the six months ended June 30, 2003 from $17 million for the comparable 2002 period. This increase is largely attributable to the acquisition of Hidalgo in June 2002.

     Other expenses increased by $127 million, or 67%, to $316 million for the six months ended June 30, 2003 from $189 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $77 million to this increase. Excluding the impact of the Hidalgo acquisition, other expenses increased $50 million, or 26%, over the comparable 2002 period. Mexico's other expenses (excluding the impact of the Hidalgo acquisition) increased by $41 million primarily as a result of an increase in amortization of the value of business acquired of $45 million related to the change in reserve methodology discussed above. This increase is partially offset by a $4 million decrease mostly from the reduction in administrative staff following the acquisition of Hidalgo. South Korea's other expenses increased by $11 million as a result of new business growth and general expansion of operations. The remaining variance is attributable to minor fluctuations in several countries.

     Provision for income taxes decreased by $4 million, or 33%, to $8 million for the six months ended June 30, 2003 from $12 million for the comparable 2002 period. As a result of the merger of the Company's Mexican operations, the Company recorded a tax benefit of $40 million for the reduction of deferred tax valuation allowances.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                        THREE MONTHS      SIX MONTHS
                                                            ENDED            ENDED
                                                          JUNE 30,         JUNE 30,
                                                        -------------   ---------------
                                                        2003    2002     2003     2002
                                                        -----   -----   ------   ------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums..............................................  $588    $472    $1,140   $  947
Net investment income.................................   121     102       231      201
Other revenues........................................    12      11        24       19
Net investment gains..................................     5      --         1        2
                                                        ----    ----    ------   ------
  Total revenues......................................   726     585     1,396    1,169
                                                        ----    ----    ------   ------
EXPENSES
Policyholder benefits and claims......................   460     379       888      774
Interest credited to policyholder account balances....    45      32        88       66
Policyholder dividends................................     6       6        11       11
Other expenses........................................   182     135       346      248
                                                        ----    ----    ------   ------
  Total expenses......................................   693     552     1,333    1,099
                                                        ----    ----    ------   ------
Income before provision for income taxes..............    33      33        63       70
Provision for income taxes............................    11      12        21       25
                                                        ----    ----    ------   ------
Net income............................................  $ 22    $ 21    $   42   $   45
                                                        ====    ====    ======   ======

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- REINSURANCE

     Premiums increased by $116 million, or 25%, to $588 million for the three months ended June 30, 2003 from $472 million for the comparable 2002 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and U.K. reinsurance operations, all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Other revenues increased by $1 million, or 9%, to $12 million for the three months ended June 30, 2003 from $11 million for the comparable 2002 period. The increase is due to an increase in fees earned on financial reinsurance and asset-intensive business in the U.S.

     Policyholder benefits and claims increased by $81 million, or 21%, to $460 million for the three months ended June 30, 2003 from $379 million for the comparable 2002 period. As a percentage of premiums, policyholder benefits and claims decreased to 78% for the three months ended June 30, 2003 from 80% for the comparable 2002 period. Favorable mortality in the U.S. traditional business was the primary reason for the decrease in this ratio. Mortality and morbidity are expected to vary from period to period, but generally remain fairly constant over the long-term.

     Interest credited to policyholder account balances increased by $13 million, or 41%, to $45 million for the three months ended June 30, 2003 from $32 million for the comparable 2002 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts, such as annuities, and certain cash-value contracts. This increase was a direct result of increasing deposits from several annuity treaties. The crediting rate on certain blocks of annuities is based on the performance of the underlying assets. Therefore, any fluctuations in interest credited related to these blocks are generally offset by a corresponding change in net investment income.

     Policyholder dividends were unchanged at $6 million for both the three months ended June 30, 2003 and 2002.

     Other expenses increased by $47 million, or 35%, to $182 million for the three months ended June 30, 2003 from $135 million for the comparable 2002 period. Other expenses, which include underwriting, acquisition and insurance expenses, and minority interest expense were 25% of segment revenues for the three months ended June 30, 2003 compared with 23% in the comparable 2002 period. This percentage fluctuates on a quarterly basis depending on the mix of the underlying insurance products being reinsured as allowances paid, and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- REINSURANCE

     Premiums increased by $193 million, or 20%, to $1,140 million for the six months ended June 30, 2003 from $947 million for the comparable 2002 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and U.K. reinsurance operations, all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Other revenues increased by $5 million, or 26%, to $24 million for the six months ended June 30, 2003 from $19 million for the comparable 2002 period. The increase is due to an increase in fees earned on financial reinsurance and asset-intensive business in the U.S.

     Policyholder benefits and claims increased by $114 million, or 15%, to $888 million for the six months ended June 30, 2003 from $774 million for the comparable 2002 period. As a percentage of premiums, policyholder benefits and claims decreased to 78% for the first six months of 2003 from 82% for the comparable 2002 period. Favorable mortality in the U.S. traditional business was the primary reason for the decrease in this ratio. Mortality and morbidity are expected to vary from period to period, but generally remain fairly constant over the long-term.

     Interest credited to policyholder account balances increased by $22 million, or 33%, to $88 million for the six months ended June 30, 2003 from $66 million for the comparable 2002 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts, such as annuities, and certain cash-value contracts. This increase was a direct result of increasing deposits from several annuity treaties. The crediting rate on certain blocks of annuities is based on the performance of the underlying assets. Therefore, any fluctuations in interest credited related to these blocks are generally offset by a corresponding change in net investment income.

     Policyholder dividends were unchanged at $11 million for both the three months ended June 30, 2003 and 2002.

     Other expenses increased by $98 million, or 40%, to $346 million for the six months ended June 30, 2003 from $248 million for the comparable 2002 period. Other expenses, which include underwriting, acquisition and insurance expenses, and minority interest expense were 25% of segment revenues for the first six months of 2003 compared with 21% in the comparable 2002 period. This percentage fluctuates on a quarterly basis depending on the mix of the underlying insurance products being reinsured as allowances paid, and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty.

ASSET MANAGEMENT

     The following table presents consolidated financial information for the Asset Management segment for the periods indicated:

                                                      THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                        JUNE 30,          JUNE 30,
                                                      -------------     -------------
                                                      2003     2002     2003     2002
                                                      ----     ----     ----     ----
                                                           (DOLLARS IN MILLIONS)
REVENUES
Net investment income...............................  $16      $15      $ 32     $ 29
Other revenues......................................   37       50        66       90
Net investment gains (losses).......................   --       --         8       (4)
                                                      ---      ---      ----     ----
  Total revenues....................................   53       65       106      115
                                                      ---      ---      ----     ----
OTHER EXPENSES......................................   44       57        87      109
                                                      ---      ---      ----     ----
Income before provision for income taxes............    9        8        19        6
Provision for income taxes..........................    4        3         8        2
                                                      ---      ---      ----     ----
Net income..........................................  $ 5      $ 5      $ 11     $  4
                                                      ===      ===      ====     ====

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- ASSET MANAGEMENT

     Other revenues, which primarily consist of management and advisory fees from third parties, decreased $13 million, or 26%, to $37 million for the three months ended June 30, 2003 from $50 million for the comparable 2002 period. This decrease is primarily the result of lower average assets under management on which these fees are earned. In addition, performance fees earned in the second quarter of 2003 on certain hedge fund products were lower than in the prior period.

     Other expenses decreased by $13 million, or 23%, to $44 million for the three months ended June 30, 2003 from $57 million for the comparable 2002 period. A decrease of $7 million is attributable to staff reductions in the third and fourth quarters of 2002. In addition, a $4 million reduction resulted from lower average assets under management. The remainder of the variance is attributable to a $2 million decrease in general and administrative expenses.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- ASSET MANAGEMENT

     Other revenues, which primarily consist of management and advisory fees from third parties, decreased $24 million, or 27%, to $66 million for the six months ended June 30, 2003 from $90 million for the comparable 2002 period. This decrease is predominantly due to lower average assets under management on which these fees are earned. In addition, performance fees earned in the second quarter of 2003 on certain hedge fund products were lower than in the prior period.

     Other expenses decreased by $22 million, or 20%, to $87 million for the six months ended June 30, 2003 from $109 million for the comparable 2002 period. A $10 million decrease is largely due to staff reductions in the third and fourth quarters of 2002. In addition, an $8 million decrease is largely due to reduced expenses as a result of lower average assets under management. The remainder of the variance is attributable to a $4 million decrease in general and administrative expenses.

CORPORATE & OTHER

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002 -- CORPORATE & OTHER

     Other revenues increased by $3 million, or 25%, to $15 million for the three months ended June 30, 2003 from $12 million for the comparable 2002 period. This variance is primarily due to the amortization of a deferred gain related to a property sale and leaseback transaction. The Company anticipates that the deferred gain will be amortized into income through 2005.

     Other expenses decreased by $41 million, or 64%, to $23 million for the three months ended June 30, 2003 from $64 million for the comparable 2002 period. This variance is primarily due to a $46 million reduction in legal expenses. The 2003 quarter includes a $100 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement, which was partially offset by an increase in costs associated with various other legal matters. The 2002 quarter includes a $46 million reduction of a previously established liability for settlement death benefits related to the sales practices class action settlement recorded in 1999. In addition, $15 million of the decrease in other expenses is attributable to the remeasurement of the asbestos insurance recoverable and the amortization of the deferred gain on asbestos insurance, both of which are impacted by equity market performance. These decreases are partially offset by a $14 million increase in interest expense related to the Company's long-term debt activities in the fourth quarter of 2002 and the first quarter of 2003.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002 -- CORPORATE & OTHER

     Other revenues increased by $6 million, or 29%, to $27 million for the six months ended June 30, 2003 from $21 million for the comparable 2002 period. This variance is primarily due to the amortization of a deferred gain related to a property sale and leaseback transaction. The Company anticipates that the deferred gain will be amortized into income through 2005.

     Other expenses decreased by $91 million, or 39%, to $141 million for the six months ended June 30, 2003 from $232 million for the comparable 2002 period. This variance is primarily due to a $98 million reduction in legal expenses. The 2003 period includes a $100 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement, which was partially offset by an increase in costs associated with various other legal matters. The 2002 period includes a $55 million charge to cover costs associated with the resolution of a federal government investigation of General American's former Medicare business and a $46 million reduction of a previously established liability for settlement death benefits related to the sales practices class action settlement recorded in 1999. In addition, $18 million of the decrease in other expenses is attributable to the remeasurement of the asbestos insurance recoverable and the amortization of the deferred gain on asbestos insurance, both of which are impacted by equity market performance. These decreases were partially offset by a $30 million increase in interest expense related to the Company's long-term debt activities in the fourth quarter of 2002 and the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

  THE HOLDING COMPANY

     CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At June 30, 2003, MetLife and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

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

     LIQUIDITY SOURCES

     Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under the New York Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of
(i) 10% of its statutory surplus as of the immediately preceding calendar year; and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. In addition, the Holding Company also receives dividends from its other subsidiaries. The Holding Company's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

     The dividend limitation is based on statutory financial results. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of deferred policy acquisition costs, certain deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable equity and fixed maturity securities. Liquid assets exclude assets relating to securities lending and dollar roll activity. At June 30, 2003 and December 31, 2002, the Holding Company had $1,615 million and $597 million in liquid assets, respectively.

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

     At June 30, 2003, the Holding Company did not have short-term debt outstanding. At December 31, 2002, the Holding Company had $249 million in short-term debt outstanding. At both June 30, 2003 and December 31, 2002, the Holding Company had $3.3 billion in long-term debt outstanding.

     The Holding Company filed a $4.0 billion shelf registration statement, effective June 1, 2001, with the U.S. Securities and Exchange Commission, which permits the registration and issuance of debt and equity securities as described more fully therein. The Holding Company has issued senior debt in the amount of $2.25 billion under this registration statement. In December 2002, the Holding Company issued $400 million 5.375% senior notes due 2012 and $600 million 6.50% senior notes due 2032 and, in November 2001, the Holding Company issued $500 million 5.25% senior notes due 2006 and $750 million 6.125% senior notes due 2011. In addition, in February 2003, the Holding Company remarketed under the shelf registration statement $1,006 million aggregate principal amount of debentures previously issued in connection with the issuance of equity security units described below.

     In connection with MetLife, Inc.'s initial public offering in April 2000, the Holding Company and MetLife Capital Trust I (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock (the "purchase contracts") on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50. On May 15, 2003, the purchase contracts associated with the units were settled. In exchange for $1,006 million, the Company issued 2.97 shares of MetLife, Inc. common stock per purchase contract, or approximately 59.8 million shares of treasury stock. Approximately $656 million, which represents the excess of the Company's cost of the treasury stock ($1,662 million) over the contract price of the stock issued to the purchase contract holders ($1,006 million), was recorded as a direct reduction to retained earnings.

     Other sources of the Holding Company's liquidity include programs for short- and long-term borrowing, as needed, arranged through Metropolitan Life.

     Credit Facilities. The Holding Company maintains a committed and unsecured credit facility, which expires in 2005, for approximately $1.25 billion that it shares with Metropolitan Life and MetLife Funding, Inc. ("MetLife Funding"). In April 2003, Metropolitan Life and MetLife Funding replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility and the Holding Company was added as a borrower. Drawdowns under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At June 30, 2003, none of the Holding Company, Metropolitan Life or MetLife Funding had drawn against these credit facilities.

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

     Capital Contributions to Subsidiaries. During the six months ended June 30, 2003, the Holding Company contributed $10 million to MetLife Group, Inc., $25 million to MetLife Bank and $7 million to

MetLife International Holdings, Inc. There were no contributions from the Holding Company to its subsidiaries during the six months ended June 30, 2002.

     Share Repurchase. On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company did not acquire any shares of common stock during the six months ended June 30, 2003. The Holding Company acquired 13,644,492 shares of common stock for $431 million during the six months ended June 30, 2002. At June 30, 2003 the Holding Company had approximately $806 million remaining on its existing share repurchase authorization. Any repurchases during the remainder of 2003 will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock.

     Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level Risk-Based Capital ("RBC"), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2003, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

     The Holding Company has agreed to make capital contributions, in any event not to exceed $120 million, to Metropolitan Insurance and Annuity Company ("MIAC") in the aggregate amount of the excess of: (i) the debt service payments required to be made, and the capital expenditure payments required to be made or reserved for, in connection with the affiliated borrowings arranged in December 2001 to fund the purchase by MIAC of certain real estate properties from Metropolitan Life during the two year period following the date of the borrowings, over (ii) the cash flows generated by these properties.

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

     The National Association of Insurance Commissioners ("NAIC") adopted Codification of Statutory Accounting Principles ("Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department required adoption of Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York effective January 1, 2001. Effective December 31, 2002, the Department adopted a modification to its regulations to be consistent with Codification with respect to the admissibility of deferred income taxes by New York insurers, subject to certain limitations. The adoption of Codification, as modified by the Department, did not adversely affect Metropolitan Life's statutory capital and surplus. Further modifications by state insurance departments may impact the effect of Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable equity and fixed maturity securities. Liquid assets exclude assets relating to securities lending and dollar roll activity. At June 30, 2003 and December 31, 2002, the Company had $122 billion and $108 billion in liquid assets, respectively.

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

     At June 30, 2003 and December 31, 2002, the Company had $3,443 million and $1,161 million in short-term debt outstanding, respectively, and $5,562 million and $4,425 million in long-term debt outstanding, respectively. See "-- The Holding Company -- Global Funding Sources."

     MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At June 30, 2003 and December 31, 2002, MetLife Funding had a tangible net worth of $10.8 million and $10.7 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At June 30, 2003 and December 31, 2002, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $388 million and $400 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2004, $1.3 billion expiring in 2005 and $175 million expiring in 2006). In April 2003, the Company replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility. In May 2003, the Company replaced an expiring $140 million three-year credit facility with a $175 million three-year credit facility, which expires in 2006. If these facilities were drawn upon, they would bear interest at varying rates in accordance with the agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper programs. At June 30, 2003, the Company had drawn approximately $37.6 million under two of the three facilities expiring in 2005 at interest rates ranging from 4.12% to 5.39% and another approximately $40 million under a facility expiring in 2006 at an interest rate of 1.72%.

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

     The following table summarizes the Company's major contractual obligations (other than those arising from its ordinary product and investment purchase activities) as of June 30, 2003:

CONTRACTUAL OBLIGATIONS                 TOTAL     2003    2004    2005    2006   2007   THEREAFTER
-----------------------                 ------   ------   ----   ------   ----   ----   ----------
                                                          (DOLLARS IN MILLIONS)
Long-term debt(1).....................  $5,572   $  407   $126   $1,323   $642   $ 28     $3,046
Partnership investments...............   1,488    1,488     --       --     --     --         --
Operating leases......................   1,425      108    195      175    152    129        666
Mortgage commitments..................     805      805     --       --     --     --         --
Company-obligated securities(1).......     350       --     --       --     --     --        350
                                        ------   ------   ----   ------   ----   ----     ------
  Total...............................  $9,640   $2,808   $321   $1,498   $794   $157     $4,062
                                        ======   ======   ====   ======   ====   ====     ======

---------------

(1) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include related premiums and discounts.

     On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was $15 million at June 30, 2003. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

     Letters of Credit. At June 30, 2003 and December 31, 2002, the Company had outstanding approximately $695 million and $625 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

     Support Agreements. In addition to the support agreements described above, Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("New England Life") at the time Metropolitan Life acquired New England Life. Under the agreement, Metropolitan Life agreed without limitation as to the amount to cause New England Life to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2003, the capital and surplus of New England Life was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"). Under the agreement, Metropolitan Life agreed without limitation as to amount to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At June 30, 2003, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

     Metropolitan Life has entered into a net worth maintenance agreement with Security Equity Life Insurance Company ("Security Equity"), an insurance subsidiary acquired in the GenAmerica transaction. Under the agreement, Metropolitan Life agreed without limitation as to amount to cause Security Equity to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and sufficient liquidity to meet its current obligations. At June 30, 2003, the capital and surplus of Security Equity was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

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

     General American has agreed to guarantee the obligations of its subsidiary, Paragon Life Insurance Company, and certain obligations of its former subsidiaries, Security Equity, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors life insurance policies and annuity contract liabilities. At June 30, 2003, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

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

     Consolidated cash flows. Net cash provided by operating activities was $3,460 million and $1,895 million for the six months ended June 30, 2003 and 2002, respectively. The $1,565 million increase in operating cash flows in 2003 over the comparable 2002 period is primarily attributable to the growth in MetLife Bank's customer deposits, income generated from the securities lending program and an increase in reinsurance activity. In addition, operating cash flows from insurance products increased due to sales growth in the group life, dental, disability and long-term care businesses, as well as higher sales in retirement and savings' structured settlement products. These increases were partially offset by the payment for an additional COLI policy purchased late in the first quarter of 2003.

     Net cash used in investing activities was $8,284 million and $7,336 million for the six months ended June 30, 2003 and 2002, respectively. The $948 million increase in net cash used in investing activities in 2003 over the comparable 2002 period is primarily attributable to increases in investments held as collateral received in connection with the securities lending program and proceeds from sales of fixed maturities being reinvested in cash equivalents, as well as additional purchases of fixed maturities. These items were partially offset by the June 2002 acquisition of Hidalgo and the 2002 sales of equity securities which were purchased as part of the Company's investment in the equity markets following the September 11, 2001 tragedies.

     Net cash provided by financing activities was $8,215 million and $1,531 million for the six months ended June 30, 2003 and 2002, respectively. The $6,684 million increase in financing activities in 2003 over the comparable 2002 period is due to a $2,360 million net increase in policyholder account balances primarily from sales of annuity products and the issuance of $2,585 million in short-term debt related to dollar roll activity. In 2003, the Company received $1,006 million on the settlement of common stock purchase contracts, while the Company acquired treasury stock for $431 million in the comparable 2002 period. The Company had a $185 million reduction in cash outflows related to the repayment of long-term debt in 2003 versus the comparable 2002 period.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ACCOUNTING STANDARDS

     In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company is in the process of quantifying the impact of SOP 03-1 on its unaudited interim condensed consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as a liability or, in certain circumstances, an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150, as of July 1, 2003, requires the Company to reclassify

$277 million of company-obligated mandatorily redeemable securities of subsidiary trusts from mezzanine equity to liabilities beginning with its unaudited interim condensed consolidated financial statements at and for the periods ending September 30, 2003.

     In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003. The Company is in the process of quantifying the impact of the adoption of Issue B36 on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS 149 and already effective, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 on July 1, 2003 did not have a significant impact on its unaudited interim condensed consolidated financial statements.

     During 2003, the Company adopted or applied the following accounting standards and/or interpretations: (i) FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others; (ii) SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure; (iii) SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and (iv) SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. None of the accounting standards and/or interpretations described in this paragraph had a significant impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective February 1, 2003, FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46") established new accounting guidance relating to the consolidation of variable interest entities ("VIEs"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE under FIN 46. The Company consolidates VIEs created or acquired on or after February 1, 2003 for which it is the primary beneficiary and, effective July 1, 2003, consolidates VIEs created or acquired prior to February 1, 2003 for which it is the primary beneficiary. For consolidated VIEs, the Company discloses the nature, purpose, size, activities, maximum loss exposure, carrying amount and classification of consolidated assets that are collateral of the VIEs' obligations. The Company does not consolidate VIEs for which it is not the primary beneficiary; however, it will disclose the nature, purpose, size, activity and maximum loss exposure for each non-consolidated VIE. See "Investments -- Variable Interest Entities."

INVESTMENTS

     The Company had total cash and invested assets at June 30, 2003 and December 31, 2002 of $214.0 billion and $190.7 billion, respectively. In addition, the Company had $67.5 billion and $59.7 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of June 30, 2003 and December 31, 2002, respectively.

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

     The following table summarizes the Company's cash and invested assets at:

                                                    JUNE 30, 2003     DECEMBER 31, 2002
                                                   ----------------   ------------------
                                                   CARRYING   % OF    CARRYING     % OF
                                                    VALUE     TOTAL     VALUE     TOTAL
                                                   --------   -----   ---------   ------
                                                           (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair
  value..........................................  $158,822    74.2%  $140,288     73.6%
Mortgage loans on real estate....................    25,289    11.8     25,086     13.2
Policy loans.....................................     8,627     4.0      8,580      4.5
Cash and cash equivalents........................     5,714     2.7      2,323      1.2
Real estate and real estate joint ventures
  held-for-investment............................     4,559     2.1      4,559      2.4
Other invested assets............................     4,261     2.0      3,727      1.9
Equity securities and other limited partnership
  interests......................................     4,023     1.9      4,008      2.1
Short-term investments...........................     2,640     1.3      1,921      1.0
Real estate held-for-sale........................        26     0.0        166      0.1
                                                   --------   -----   --------    -----
  Total cash and invested assets.................  $213,961   100.0%  $190,658    100.0%
                                                   ========   =====   ========    =====

  VARIABLE INTEREST ENTITIES

     Effective February 1, 2003, FIN 46 established new accounting guidance relating to the consolidation of VIEs. Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE under FIN 46. The Company consolidates VIEs created or acquired on or after February 1, 2003 for which it is the primary beneficiary and, effective July 1, 2003, consolidates VIEs created or acquired prior to February 1, 2003 for which it is the primary beneficiary.

     The following table presents the total assets and liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and will be consolidated in the Company's financial statements for periods ending after June 30, 2003:

                                                                    JUNE 30, 2003
                                                              --------------------------
                                                                TOTAL         TOTAL
                                                              ASSETS(1)   LIABILITIES(1)
                                                              ---------   --------------
                                                                (DOLLARS IN MILLIONS)
Real estate joint ventures(2)...............................    $498           $143
Structured investment transactions(3).......................     388            173
Other limited partnerships(4)...............................      27             --
                                                                ----           ----
  Total.....................................................    $913           $316
                                                                ====           ====

---------------

(1) The assets and liabilities of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets and liabilities would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial involvement with the entity. The assets and liabilities of the structured investment transactions are reflected at fair value as of June 30, 2003.

(2) Real estate joint ventures include partnerships and other ventures, which engage in the acquisition, development, management and disposal of real estate investments.

(3) Structured investment transactions represent trusts, which hold municipal bond obligations and issue beneficial interests in such assets.

(4) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for Federal tax credits.

     The Company's financial statements for the quarter ended September 30, 2003 will include a transition adjustment of $17 million, net of an income tax benefit of $4 million, associated with the consolidation of these entities as a cumulative effect of a change in accounting. Of the $913 million in total assets to be consolidated, $535 million is held as collateral for the various VIEs' obligations. General creditors and beneficial interest holders of the consolidated VIEs have no recourse to the Company.

     The following table presents the total assets of and the maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary:

                                                                   JUNE 30, 2003
                                                            ----------------------------
                                                              TOTAL     MAXIMUM EXPOSURE
                                                            ASSETS(1)      TO LOSS(2)
                                                            ---------   ----------------
                                                               (DOLLARS IN MILLIONS)
Asset-backed securitizations and collateralized debt
  obligations.............................................   $  619           $25
Other limited partnerships................................      420            11
Real estate joint ventures................................       57            55
                                                             ------           ---
  Total...................................................   $1,096           $91
                                                             ======           ===

---------------

(1) The assets and liabilities of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of June 30, 2003.

(2) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnerships and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments reduced by amounts guaranteed by other partners.

     Due to the complexity of the judgments and interpretations required in the application of FIN 46 to the Company's collateralized debt obligations, the Company is continuing to evaluate certain entities for consolidation and/or disclosure under FIN 46. At June 30, 2003, the fair value of both the assets and liabilities of the entities still under evaluation approximate $1.5 billion. The Company's maximum exposure to loss related to these entities at June 30, 2003 is approximately $5 million.

  INVESTMENT RESULTS

     Net investment income, including net investment income from discontinued operations, on general account cash and invested assets totaled $2,889 million and $2,861 million for the three months ended June 30, 2003 and 2002, respectively, and $5,788 million and $5,650 million for the six months ended June 30, 2003 and 2002, respectively. The annualized yields on general account cash and invested assets, including net investment income from discontinued operations and excluding all net investment gains and losses, were 6.62% and 7.30% for the three months ended June 30, 2003 and 2002, respectively, and 6.74% and 7.24% for the six months ended June 30, 2003 and 2002, respectively.

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and six months ended June 30, 2003 and 2002:

                               AT OR FOR THE THREE MONTHS ENDED JUNE 30,    AT OR FOR THE SIX MONTHS ENDED JUNE 30,
                               -----------------------------------------   -----------------------------------------
                                      2003                  2002                  2003                  2002
                               -------------------   -------------------   -------------------   -------------------
                               YIELD(1)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                               --------   --------   --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income............    6.87%    $  2,073     7.51%    $  1,998     6.91%    $  4,117     7.54%    $  3,952
Net investment losses........                  (43)                 (210)                 (192)                 (375)
                                          --------              --------              --------              --------
  Total......................             $  2,030              $  1,788              $  3,925              $  3,577
                                          --------              --------              --------              --------
Ending assets................             $158,822              $123,796              $158,822              $123,796
                                          --------              --------              --------              --------
MORTGAGE LOANS ON REAL
  ESTATE:(3)
Investment income............    7.50%    $    472     7.97%    $    472     7.50%    $    942     7.89%    $    934
Net investment losses........                   (8)                   (3)                  (22)                  (22)
                                          --------              --------              --------              --------
  Total......................             $    464              $    469              $    920              $    912
                                          --------              --------              --------              --------
Ending assets................             $ 25,289              $ 23,733              $ 25,289              $ 23,733
                                          --------              --------              --------              --------
REAL ESTATE AND REAL ESTATE
  JOINT VENTURES:(4)
Investment income, net of
  expenses...................   10.97%    $    125    11.80%    $    174    10.92%    $    252    11.09%    $    324
Net investment gains
  (losses)...................                   (6)                  (14)                   86                   (16)
                                          --------              --------              --------              --------
  Total......................             $    119              $    160              $    338              $    308
                                          --------              --------              --------              --------
Ending assets................             $  4,585              $  5,963              $  4,585              $  5,963
                                          --------              --------              --------              --------
POLICY LOANS:
Investment income............    6.46%    $    139     6.56%    $    137     6.47%    $    278     6.46%    $    268
                                          --------              --------              --------              --------
Ending assets................             $  8,627              $  8,316              $  8,627              $  8,316
                                          --------              --------              --------              --------
EQUITY SECURITIES AND OTHER
  LIMITED PARTNERSHIP
  INTERESTS:
Investment income............    3.32%    $     32     5.22%    $     47     4.40%    $     86     2.92%    $     59
Net investment gains
  (losses)...................                    1                    81                   (70)                  242
                                          --------              --------              --------              --------
  Total......................             $     33              $    128              $     16              $    301
                                          --------              --------              --------              --------
Ending assets................             $  4,023              $  3,717              $  4,023              $  3,717
                                          --------              --------              --------              --------

                               AT OR FOR THE THREE MONTHS ENDED JUNE 30,    AT OR FOR THE SIX MONTHS ENDED JUNE 30,
                               -----------------------------------------   -----------------------------------------
                                      2003                  2002                  2003                  2002
                               -------------------   -------------------   -------------------   -------------------
                               YIELD(1)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                               --------   --------   --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN MILLIONS)
CASH, CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS:
Investment income............    2.23%    $     42     2.85%    $     38     3.40%    $    106     3.92%    $    121
Net investment gains
  (losses)...................                   --                    (1)                   (4)                    1
                                          --------              --------              --------              --------
  Total......................             $     42              $     37              $    102              $    122
                                          --------              --------              --------              --------
Ending assets................             $  8,354              $  5,796              $  8,354              $  5,796
                                          --------              --------              --------              --------
OTHER INVESTED ASSETS:
Investment income............    6.71%    $     69     6.53%    $     56     6.61%    $    132     6.08%    $    102
Net investment gains
  (losses)...................                    2                  (119)                  (22)                 (201)
                                          --------              --------              --------              --------
  Total......................             $     71              $    (63)             $    110              $    (99)
                                          --------              --------              --------              --------
Ending assets................             $  4,261              $  3,271              $  4,261              $  3,271
                                          --------              --------              --------              --------
TOTAL INVESTMENTS:
Investment income before
  expenses and fees..........    6.76%    $  2,952     7.46%    $  2,922     6.89%    $  5,913     7.38%    $  5,760
Investment expenses and
  fees.......................   (0.14)%        (63)   (0.16)%        (61)   (0.15)%       (125)   (0.14)%       (110)
                                -----     --------    -----     --------    -----     --------    -----     --------
Net investment income........    6.62%    $  2,889     7.30%    $  2,861     6.74%    $  5,788     7.24%    $  5,650
Net investment losses........                  (54)                 (266)                 (224)                 (371)
Adjustments to investment
  gains (losses)(5)..........                   --                    73                    38                    86
                                          --------              --------              --------              --------
  Total......................             $  2,835              $  2,668              $  5,602              $  5,365
                                          ========              ========              ========              ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $887 million and $958 million at June 30, 2003 and 2002, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

(3) Investment income from mortgage loans on real estate includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $43 million and $56 million for the three months ended June 30, 2003 and 2002, respectively, and $88 million and $114 million for the six months ended June 30, 2003 and 2002, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $(3) million and $33 million for the three months ended June 30, 2003 and 2002, respectively, and $(1) million and $60 million for the six months ended June 30, 2003 and 2002, respectively. These amounts are net of depreciation of zero and $14 million for the three months ended June 30, 2003 and 2002, respectively, and $323 thousand and $32 million for the six months ended June 30, 2003 and 2002, respectively. Net investment gains (losses) include $1 million and $91 million of gains classified as discontinued operations for the three months and six months ended June 30, 2003, respectively. Net investment gains (losses) include $8 million of losses classified as discontinued operations for both the three months and six months ended June 30, 2002.

(5) Adjustments to investment gains and losses include amortization of deferred policy acquisition costs and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

  FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 74.2% and 73.6% of total cash and invested assets at June 30, 2003 and December 31, 2002, respectively. Based on estimated fair value, public fixed maturities represented $138,515 million, or 87.2%, and $121,191 million, or 86.4%, of total fixed maturities at June 30, 2003 and December 31, 2002, respectively. Based on estimated fair value, private fixed maturities represented $20,307 million, or 12.8%, and $19,097 million, or 13.6%, of total fixed maturities at June 30, 2003 and December 31, 2002, respectively. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities; (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral; and
(iii) increase diversification. However, the Company may not freely trade its privately placed fixed maturities because of restrictions imposed by federal and state securities laws and illiquid markets.

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

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                              JUNE 30, 2003                 DECEMBER 31, 2002
                                      -----------------------------   -----------------------------
                                                  ESTIMATED                       ESTIMATED
 NAIC          RATING AGENCY          AMORTIZED     FAIR      % OF    AMORTIZED     FAIR      % OF
RATING         DESIGNATION(1)           COST        VALUE     TOTAL     COST        VALUE     TOTAL
------         --------------         ---------   ---------   -----   ---------   ---------   -----
                                                          (DOLLARS IN MILLIONS)
  1      Aaa/Aa/A                     $102,818    $110,806     69.8%  $ 91,250    $ 97,495     69.5%
  2      Baa                            31,662      34,944     22.0     29,345      31,060     22.1
  3      Ba                              7,368       7,807      4.9      7,413       7,304      5.2
  4      B                               3,545       3,645      2.3      3,463       3,227      2.3
  5      Caa and lower                     648         629      0.4        434         339      0.3
  6      In or near default                447         507      0.3        430         416      0.3
                                      --------    --------    -----   --------    --------    -----
         Subtotal                      146,488     158,338     99.7    132,335     139,841     99.7
         Redeemable preferred stock        568         484      0.3        564         447      0.3
                                      --------    --------    -----   --------    --------    -----
         Total fixed maturities       $147,056    $158,822    100.0%  $132,899    $140,288    100.0%
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

     Based on estimated fair values, investment grade fixed maturities comprised 91.8% and 91.6% of total fixed maturities in the general account at June 30, 2003 and December 31, 2002, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                                         JUNE 30, 2003         DECEMBER 31, 2002
                                                     ---------------------   ---------------------
                                                                 ESTIMATED               ESTIMATED
                                                     AMORTIZED     FAIR      AMORTIZED     FAIR
                                                       COST        VALUE       COST        VALUE
                                                     ---------   ---------   ---------   ---------
                                                                 (DOLLARS IN MILLIONS)
Due in one year or less............................  $  4,870    $  5,020    $  4,592    $  4,662
Due after one year through five years..............    26,696      28,432      26,200      27,354
Due after five years through ten years.............    25,617      28,368      23,297      24,987
Due after ten years................................    38,062      43,481      35,507      38,452
                                                     --------    --------    --------    --------
  Subtotal.........................................    95,245     105,301      89,596      95,455
Mortgage-backed and other asset-backed
  securities.......................................    51,243      53,037      42,739      44,386
                                                     --------    --------    --------    --------
  Subtotal.........................................   146,488     158,338     132,335     139,841
Redeemable preferred stock.........................       568         484         564         447
                                                     --------    --------    --------    --------
  Total fixed maturities...........................  $147,056    $158,822    $132,899    $140,288
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

     The Company diversifies its fixed maturities by security sector. The following tables set forth the amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector is comprised at:

                                                                    JUNE 30, 2003
                                                  -------------------------------------------------
                                                              GROSS UNREALIZED
                                                  AMORTIZED   ----------------   ESTIMATED    % OF
                                                    COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                                  ---------   --------   -----   ----------   -----
                                                                (DOLLARS IN MILLIONS)
U.S. corporate securities.......................  $ 51,906    $ 4,946    $304     $ 56,548     35.6%
Mortgage-backed securities......................    40,182      1,676      43       41,815     26.3
Foreign corporate securities....................    19,895      2,236     101       22,030     13.9
U.S. treasuries/agencies........................    12,133      1,874      15       13,992      8.8
Asset-backed securities.........................    11,061        265     104       11,222      7.1
Foreign government securities...................     7,842      1,116      20        8,938      5.6
State and political subdivisions................     2,788        250      16        3,022      1.9
Other fixed income assets.......................       681        200     110          771      0.5
                                                  --------    -------    ----     --------    -----
  Total bonds...................................   146,488     12,563     713      158,338     99.7
Redeemable preferred stocks.....................       568         --      84          484      0.3
                                                  --------    -------    ----     --------    -----
  Total fixed maturities........................  $147,056    $12,563    $797     $158,822    100.0%
                                                  ========    =======    ====     ========    =====

                                                                 DECEMBER 31, 2002
                                                 --------------------------------------------------
                                                             GROSS UNREALIZED
                                                 AMORTIZED   -----------------   ESTIMATED    % OF
                                                   COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                                 ---------   -------   -------   ----------   -----
                                                               (DOLLARS IN MILLIONS)
U.S. corporate securities......................  $ 47,021    $3,193    $  957     $ 49,257     35.1%
Mortgage-backed securities.....................    33,256     1,649        22       34,883     24.9
Foreign corporate securities...................    18,001     1,435       207       19,229     13.7
U.S. treasuries/agencies.......................    14,373     1,565         4       15,934     11.4
Asset-backed securities........................     9,483       228       208        9,503      6.8
Foreign government securities..................     7,012       636        52        7,596      5.4
State and political subdivisions...............     2,580       182        20        2,742      1.9
Other fixed income assets......................       609       191       103          697      0.5
                                                 --------    ------    ------     --------    -----
  Total bonds..................................   132,335     9,079     1,573      139,841     99.7
Redeemable preferred stocks....................       564        --       117          447      0.3
                                                 --------    ------    ------     --------    -----
  Total fixed maturities.......................  $132,899    $9,079    $1,690     $140,288    100.0%
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

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured at:

                                                     JUNE 30, 2003      DECEMBER 31, 2002
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Performing.......................................   $157,904     99.4%   $139,452     99.4%
Potential problem................................        468      0.3         450      0.3
Problem..........................................        420      0.3         358      0.3
Restructured.....................................         30      0.0          28      0.0
                                                    --------    -----    --------    -----
  Total..........................................   $158,822    100.0%   $140,288    100.0%
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

     The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $63 million and $250 million for the three months ended June 30, 2003 and 2002, respectively, and $239 million and $525 million for the six months ended June 30, 2003 and 2002, respectively. The Company's three largest writedowns totaled $25 million and $188 million for the three months ended June 30, 2003 and 2002, respectively, and $101 million and $236 million for the six months ended June 30, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the three months ended June 30, 2003 and 2002, the Company sold fixed maturities with a fair value of $6,406 million and $3,233 million at a loss of $67 million and $280 million, respectively. During the six months ended June 30, 2003 and 2002, the Company sold fixed maturities with a fair value of $11,990 million and $7,245 million at a loss of $140 million and $482 million, respectively.

     The gross unrealized loss related to the Company's fixed maturities at June 30, 2003 was $797 million. These fixed maturities mature as follows: 2% due in one year or less; 20% due in greater than one year to five years; 15% due in greater than five years to ten years; and 63% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (60%), foreign corporates (14%) and asset-backed (11%); and are concentrated by industry in utilities (11%), asset-backed (11%), and finance (10%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 16% of the $18,454 million fair value and 34% of the $797 million gross unrealized loss on fixed maturities.

     The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                                 JUNE 30, 2003
                                      -------------------------------------------------------------------
                                        AMORTIZED COST     GROSS UNREALIZED LOSSES   NUMBER OF SECURITIES
                                      ------------------   -----------------------   --------------------
                                      LESS THAN   20% OR   LESS THAN       20% OR    LESS THAN    20% OR
                                         20%       MORE       20%           MORE        20%        MORE
                                      ---------   ------   ----------      -------   ----------   -------
                                                             (DOLLARS IN MILLIONS)
Less than six months................   $13,294     $288       $330          $ 74         678          48
Six months or greater but less than
  nine months.......................     1,080       53         32            16         156          13
Nine months or greater but less than
  twelve months.....................     1,049      193         46            59         129          23
Twelve months or greater............     3,187      107        204            36         257          12
                                       -------     ----       ----          ----       -----         ---
  Total.............................   $18,610     $641       $612          $185       1,220          96
                                       =======     ====       ====          ====       =====         ===

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

     The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                                                    JUNE 30, 2003
                                                              -------------------------
                                                                    GROSS         % OF
                                                              UNREALIZED LOSSES   TOTAL
                                                              -----------------   -----
                                                                (DOLLARS IN MILLIONS)
Less than 20%...............................................        $612           76.8%
20% or more for less than six months........................          74            9.3
20% or more for six months or greater.......................         111           13.9
                                                                    ----          -----
  Total.....................................................        $797          100.0%
                                                                    ====          =====

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% is comprised of 1,220 securities with an amortized cost of $18,610 million and a gross unrealized loss of $612 million at June 30, 2003. These fixed maturities mature as follows: 2% due in one year or less; 20% due in greater than one year to five years; 14% due in greater than five years to ten years; and 64% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (61%) and foreign corporates (17%); and are concentrated by industry in utilities (12%), services (10%) and finance (7%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 15% of the $17,998 million fair value and 27% of the $612 million gross unrealized loss.

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months is comprised of 48 securities with an amortized cost of $288 million and a gross unrealized loss of $74 million at June 30, 2003. These fixed maturities mature as follows: 22% due in greater than one year to five years; 19% due in greater than five years to ten years; and 59% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (51%) and asset-backed (36%); and are concentrated by industry in asset-backed (36%), finance (18%), and transportation (14%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 55% of the $214 million fair value and 57% of the $74 million gross unrealized loss.

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater is comprised of 48 securities with an amortized cost of $353 million and a gross unrealized loss of $111 million at June 30, 2003. These fixed maturities mature as follows: 15% due in greater than one year to five years; 31% due in greater than five years to ten years; and 54% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (56%) and asset-backed (22%); and are concentrated by industry in transportation (34%), finance (23%) and asset-backed (22%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 55% of the $242 million fair value and 54% of the $111 million gross unrealized loss.

     The Company held five fixed maturity securities each with a gross unrealized loss at June 30, 2003 greater than $10 million. Two of these securities represent 19% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater. The estimated fair value and gross unrealized loss at June 30, 2003 for these securities were $29 million and $21 million, respectively. These securities were concentrated in the U.S. corporate and asset-backed sectors. The Company analyzed, on a case-by-case basis, both fixed maturity securities as of June 30, 2003 to determine if the securities were other-than-temporarily impaired. The Company believes that the estimated fair value of these securities, primarily transportation and asset-backed securities, were depressed as a result of generally poor economic and market conditions. The Company believes that the analysis of each such security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of June 30, 2003.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                                                     JUNE 30, 2003         DECEMBER 31, 2002
                                                 ----------------------   -------------------
                                                   ESTIMATED      % OF    ESTIMATED     % OF
                                                  FAIR VALUE     TOTAL    FAIR VALUE   TOTAL
                                                 -------------   ------   ----------   ------
                                                            (DOLLARS IN MILLIONS)
Industrial.....................................     $31,599        40.2%   $29,077       42.5%
Utility........................................       9,678        12.3      7,219       10.5
Finance........................................      13,753        17.5     12,596       18.4
Yankee/Foreign(1)..............................      22,030        28.1     19,229       28.1
Other..........................................       1,518         1.9        365        0.5
                                                    -------      ------    -------     ------
  Total........................................     $78,578       100.0%   $68,486      100.0%
                                                    =======      ======    =======     ======

---------------

(1) Includes publicly traded, U.S. dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of its total invested assets. At June 30, 2003, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,996 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at June 30, 2003 was $551 million.

     At June 30, 2003 and December 31, 2002, investments of $16,080 million and $14,778 million, respectively, or 73.0% and 76.9%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily U.S. dollar-denominated and concentrated by security type in industrial and financial institutions. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

     The Company does not have material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

     Mortgage-Backed Securities. The following table shows the types of mortgage-backed securities the Company held at:

                                                     JUNE 30, 2003      DECEMBER 31, 2002
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Pass-through securities..........................   $15,165      36.3%   $12,515      35.9%
Collateralized mortgage obligations..............    18,001      43.0     15,511      44.5
Commercial mortgage-backed securities............     8,649      20.7      6,857      19.6
                                                    -------     -----    -------     -----
  Total..........................................   $41,815     100.0%   $34,883     100.0%
                                                    =======     =====    =======     =====

     At June 30, 2003 and December 31, 2002, pass-through and collateralized mortgage obligations totaled $33,166 million and $28,026 million, respectively, or 79.3% and 80.4%, respectively, of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At June 30, 2003 and December 31, 2002, approximately $4,647 million and $3,598 million, respectively, or 53.7% and 52.5%, respectively, of the commercial mortgage-backed securities, and $33,098 million and $27,590 million, respectively, or 99.8% and 98.4%, respectively, of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

     The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

     Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed security investments generally have little sensitivity to changes in interest rates. Approximately $6,749 million and $4,912 million, or 60.1% and 51.7%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at June 30, 2003 and December 31, 2002, respectively.

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

     Structured Investment Transactions. The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return on its investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes consisting of equity-linked notes and similar instruments.

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions (commonly referred to as collateralized debt obligations). As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred. Such gains or losses are allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on the beneficial interests is recognized using the prospective method in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Prior to the effective date of FIN 46, the SPEs used to securitize assets were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. See "-- Variable Interest Entities."

     The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. Prior to the effective date of FIN 46, these SPEs were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. See "-- Variable Interest Entities." The beneficial interests in SPEs where the Company exercises significant influence over the operating and financial policies of the SPE are accounted for in accordance with the equity method of accounting. Impairments of these beneficial interests are included in net investment gains and losses. The beneficial interests in SPEs where the Company does not exercise significant influence are accounted for based on the substance of the beneficial interest's rights and obligations. Beneficial interests are included in fixed maturities. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and their income is recognized using the retrospective interest method or the level yield method, as appropriate.

  MORTGAGE LOANS ON REAL ESTATE

     The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 11.8% and 13.2% of the Company's total cash and invested assets at June 30, 2003 and December 31, 2002, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                                                      JUNE 30, 2003     DECEMBER 31, 2002
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                             (DOLLARS IN MILLIONS)
Commercial.........................................  $19,823     78.4%   $19,552     78.0%
Agricultural.......................................    5,090     20.1      5,146     20.5
Residential........................................      376      1.5        388      1.5
                                                     -------    -----    -------    -----
  Total............................................  $25,289    100.0%   $25,086    100.0%
                                                     =======    =====    =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                      JUNE 30, 2003     DECEMBER 31, 2002
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                             (DOLLARS IN MILLIONS)
REGION
South Atlantic.....................................  $ 5,139     25.9%   $ 5,076     26.0%
Pacific............................................    4,130     20.8      4,180     21.4
Middle Atlantic....................................    3,543     17.9      3,441     17.6
East North Central.................................    2,331     11.8      2,147     11.0
New England........................................    1,181      6.0      1,323      6.8
West South Central.................................    1,256      6.3      1,097      5.6
Mountain...........................................      845      4.3        833      4.2
West North Central.................................      580      2.9        645      3.3
International......................................      631      3.2        632      3.2
East South Central.................................      187      0.9        178      0.9
                                                     -------    -----    -------    -----
  Total............................................  $19,823    100.0%   $19,552    100.0%
                                                     =======    =====    =======    =====

                                                      JUNE 30, 2003     DECEMBER 31, 2002
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                             (DOLLARS IN MILLIONS)
PROPERTY TYPE
Office.............................................  $ 9,414     47.4%   $ 9,340     47.8%
Retail.............................................    4,471     22.6      4,320     22.1
Apartments.........................................    2,805     14.2      2,793     14.3
Industrial.........................................    1,922      9.7      1,910      9.7
Hotel..............................................      955      4.8        942      4.8
Other..............................................      256      1.3        247      1.3
                                                     -------    -----    -------    -----
  Total............................................  $19,823    100.0%   $19,552    100.0%
                                                     =======    =====    =======    =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                       JUNE 30, 2003     DECEMBER 31, 2002
                                                     -----------------   -----------------
                                                     CARRYING    % OF    CARRYING    % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   ------   --------   ------
                                                             (DOLLARS IN MILLIONS)
Due in one year or less............................  $   924       4.7%  $   713       3.6%
Due after one year through two years...............      803       4.1     1,204       6.2
Due after two years through three years............    2,784      14.0     1,939       9.9
Due after three years through four years...........    1,484       7.4     2,048      10.5
Due after four years through five years............    2,846      14.4     2,443      12.5
Due after five years...............................   10,982      55.4    11,205      57.3
                                                     -------    ------   -------    ------
  Total............................................  $19,823     100.0%  $19,552     100.0%
                                                     =======    ======   =======    ======

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

     The principal risks in holding commercial mortgage loans are property specific, supply and demand, financial and capital market risks. Property specific risks include the geographic location of the property, the physical condition of the property, the diversification of tenants and the rollover of their leases and the ability of the property manager to attract tenants and manage expenses. Supply and demand risks include changes in the supply and/or demand for rental space, which cause changes in vacancy rates and/or rental rates.

Financial risks include the overall level of debt on the property and the amount of principal repaid during the loan term. Capital market risks include the general level of interest rates, the liquidity for these securities in the marketplace and the capital available for loan refinancing.

     The Company establishes valuation allowances for loans that it deems impaired, as determined through its mortgage review process. The Company's valuation allowance is established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loans that are individually reviewed are evaluated based on the definition of impaired loans consistent with SFAS No. 114, Accounting by Creditors for Impairments of a Loan ("SFAS 114"), as loans on which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses. The allowance for loan loss for pools of other loans with similar characteristics is established in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"), when a loss contingency exists. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. SFAS 5 works in conjunction with, but does not overlap with, SFAS 114. The Company applies SFAS 5 to groups of loans with similar characteristics based on property types and loan to value risk factors. The Company records loan loss reserves as investment losses.

     The Company has a $525 million non-recourse mortgage loan on a high profile office complex that has been affected by the September 11, 2001 tragedies, causing the obligor to impair its investment in the property. The Company continues to be in discussions with the borrower to acquire its interest in the office complex. The most recent appraisal obtained by the Company shows that the office complex had a market value in excess of the Company's recorded investment amount. A change in circumstances could result in a borrower default, MetLife classifying the loan as impaired or the transfer of ownership of the property to the Company. The Company did not classify this loan as a problem or potential problem as of June 30, 2003, since the obligor is performing as agreed and the estimated collateral value provides sufficient coverage for the loan. Based on the Company's estimate of the property's market value at June 30, 2003, the Company would not record a loss in accordance with SFAS 114 in the event the loan was classified as impaired.

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                         JUNE 30, 2003                             DECEMBER 31, 2002
                           -----------------------------------------   -----------------------------------------
                                                             % OF                                        % OF
                           AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                            COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                           ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                           (DOLLARS IN MILLIONS)
Performing...............   $19,775     99.2%    $ 64         0.3%      $19,343     98.3%    $ 60         0.3%
Restructured.............        80      0.4       25        31.3%          246      1.3       49        19.9%
Delinquent or under
  foreclosure............        55      0.3       14        25.5%           14      0.1       --         0.0%
Potentially delinquent...        16      0.1       --         0.0%           68      0.3       10        14.7%
                            -------    -----     ----                   -------    -----     ----
  Total..................   $19,926    100.0%    $103         0.5%      $19,671    100.0%    $119         0.6%
                            =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                                SIX MONTHS ENDED
                                                                  JUNE 30, 2003
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of period................................          $119
Net additions...............................................             8
Deductions for dispositions, foreclosures and writedowns....           (24)
                                                                      ----
Balance, end of period......................................          $103
                                                                      ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department.

     Approximately 65.2% of the $5,090 million of agricultural mortgage loans outstanding at June 30, 2003 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                         JUNE 30, 2003                             DECEMBER 31, 2002
                           -----------------------------------------   -----------------------------------------
                                                             % OF                                        % OF
                           AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                            COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                           ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                           (DOLLARS IN MILLIONS)
Performing...............   $4,903      95.8%     $--         0.0%      $4,980      96.7%    $  --        0.0%
Restructured.............      115       2.3       14        12.2%         140       2.7         5        3.6%
Delinquent or under
  foreclosure............       75       1.5        5         6.7%          14       0.3        --        0.0%
Potentially delinquent...       18       0.4        2        11.1%          18       0.3         1        5.6%
                            ------     -----      ---                   ------     -----     -----
  Total..................   $5,111     100.0%     $21         0.4%      $5,152     100.0%    $   6        0.1%
                            ======     =====      ===                   ======     =====     =====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                                SIX MONTHS ENDED
                                                                  JUNE 30, 2003
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of period................................           $ 6
Net additions...............................................            15
                                                                       ---
Balance, end of period......................................           $21
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

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial and agricultural properties located primarily throughout the U.S. The Company manages these investments through a network of regional offices overseen by its investment department. At June 30, 2003 and December 31, 2002, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,585 million and $4,725 million, respectively, or 2.1% and 2.5% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                       JUNE 30, 2003     DECEMBER 31, 2002
                                                      ----------------   ------------------
                                                      CARRYING   % OF    CARRYING     % OF
TYPE                                                   VALUE     TOTAL     VALUE     TOTAL
                                                      --------   -----   ---------   ------
                                                              (DOLLARS IN MILLIONS)
Real estate held-for-investment.....................   $4,161     90.7%   $4,179      88.4%
Real estate joint ventures held-for-investment......      397      8.7       377       8.0
Foreclosed real estate held-for-investment..........        1      0.0         3       0.1
                                                       ------    -----    ------     -----
                                                        4,559     99.4     4,559      96.5
                                                       ------    -----    ------     -----
Real estate held-for-sale...........................       23      0.5       159       3.4
Foreclosed real estate held-for-sale................        3      0.1         7       0.1
                                                       ------    -----    ------     -----
                                                           26      0.6       166       3.5
                                                       ------    -----    ------     -----
Total real estate, real estate joint ventures and
  real estate held-for-sale.........................   $4,585    100.0%   $4,725     100.0%
                                                       ======    =====    ======     =====

     Office properties represent 57% and 58% of the Company's equity real estate portfolio at June 30, 2003 and December 31, 2002, respectively. The average occupancy level of office properties was 90% and 92% at June 30, 2003 and December 31, 2002, respectively.

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

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $26 million and $166 million at June 30, 2003 and December 31, 2002, respectively, are net of impairments of zero and $5 million, respectively, and net of valuation allowances of $9 million and $11 million, respectively.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46. See "-- Variable Interest Entities."

  EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's carrying value of equity securities, which primarily consist of investments in common stocks, was $1,617 million and $1,613 million at June 30, 2003 and December 31, 2002, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,406 million and $2,395 million at June 30, 2003 and December 31, 2002, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.8% of cash and invested assets at both June 30, 2003 and December 31, 2002.

     Equity securities include private equity securities with an estimated fair value of $435 million and $443 million at June 30, 2003 and December 31, 2002, respectively. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid markets.

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,488 million and $1,667 million at June 30, 2003 and December 31, 2002, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46. See "-- Variable Interest Entities."

     The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                             JUNE 30, 2003
                                               -----------------------------------------
                                                           GROSS
                                                        UNREALIZED
                                                        -----------   ESTIMATED    % OF
                                                COST    GAIN   LOSS   FAIR VALUE   TOTAL
                                               ------   ----   ----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks..............................  $  808   $158     $5     $  961      59.4%
  Nonredeemable preferred stocks.............     610     50      4        656      40.6
                                               ------   ----    ---     ------     -----
     Total equity securities.................  $1,418   $208     $9     $1,617     100.0%
                                               ======   ====    ===     ======     =====

                                                           DECEMBER 31, 2002
                                               -----------------------------------------
                                                           GROSS
                                                        UNREALIZED
                                                        -----------   ESTIMATED    % OF
                                                COST    GAIN   LOSS   FAIR VALUE   TOTAL
                                               ------   ----   ----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks..............................  $  877   $115   $79      $  913      56.6%
  Nonredeemable preferred stocks.............     679     25     4         700      43.4
                                               ------   ----   ---      ------     -----
     Total equity securities.................  $1,556   $140   $83      $1,613     100.0%
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

     Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $13 million and $24 million for the three months ended June 30, 2003 and 2002, respectively and $90 million and $60 million for the six months ended June 30, 2003 and 2002, respectively. During the three months ended June 30, 2003 and 2002, the Company sold equity securities with an estimated fair value of $22 million and $47 million, respectively, at a loss of $1 million and $10 million, respectively. During the six months ended June 30, 2003 and 2002, the Company sold equity securities with an estimated fair value of $42 million and $75 million, respectively, at a loss of $6 million and $41 million, respectively.

     The gross unrealized loss related to the Company's equity securities at June 30, 2003 was $9 million. Such securities are concentrated by security type in common stock (71%) and mutual funds (22%); and are concentrated by industry in financial (59%) and domestic broad market mutual funds (20%) (calculated as a percentage of gross unrealized loss).

     The following table presents the cost, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                        JUNE 30, 2003
                                 ------------------------------------------------------------
                                                            GROSS                NUMBER
                                        COST          UNREALIZED LOSSES      OF SECURITIES
                                 ------------------   ------------------   ------------------
                                 LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                    20%       MORE       20%       MORE       20%       MORE
                                 ---------   ------   ---------   ------   ---------   ------
                                                    (DOLLARS IN MILLIONS)
Less than six months...........    $284        $4        $7          $1        18         31
Six months or greater but less
  than nine months.............      11        --        --          --        25         --
Nine months or greater but less
  than twelve months...........      12        --         1          --        10         --
Twelve months or greater.......      31        --        --          --        13         --
                                   ----       ---       ---         ---       ---        ---
  Total........................    $338        $4        $8          $1        66         31
                                   ====       ===       ===         ===       ===        ===

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

     The following table presents the total gross unrealized losses for equity securities at June 30, 2003 where the estimated fair value had declined and remained below cost by:

                                                                  JUNE 30, 2003
                                                              ----------------------
                                                                 GROSS
                                                               UNREALIZED     % OF
                                                                 LOSSES       TOTAL
                                                              ------------   -------
                                                              (DOLLARS IN MILLIONS)
Less than 20%...............................................    $   8          88.9%
20% or more for less than six months........................        1          11.1
20% or more for six months or greater.......................       --            --
                                                                  ---         -----
  Total.....................................................    $   9         100.0%
                                                                  ===         =====

     The category of equity securities where the estimated fair value has declined and remained below cost by less than 20% is comprised of 66 equity securities with a cost of $338 million and a gross unrealized loss of $8 million. These securities are concentrated by security type in common stock (77%) and mutual funds (15%); and concentrated by industry in financial (65%) and domestic broad market mutual funds (13%) (calculated as a percentage of gross unrealized loss). The significant factors considered at June 30, 2003 in the review of equity securities for other-than-temporary impairment were generally poor economic and market conditions.

     The category of equity securities where the estimated fair value has declined and remained below cost by 20% or more for less than six months is comprised of 31 equity securities with a cost of $4 million and a gross unrealized loss of $1 million. These securities are concentrated by security type in mutual funds (57%) and common stock (40%); and concentrated by industry in domestic broad market mutual funds (50%) and financial (32%) (calculated as a percentage of gross unrealized loss). The significant factors considered at June 30, 2003 in the review of equity securities for other-than-temporary impairment were generally poor economic and market conditions.

     The Company did not hold any equity securities with a gross unrealized loss at June 30, 2003 greater than $5 million.

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3.4 billion and $3.1 billion at June 30, 2003 and December 31, 2002, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.0% and 1.9% of cash and invested assets at June 30, 2003 and December 31, 2002, respectively.

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

     The table below provides a summary of the notional amount and fair value of derivative financial instruments held at:

                                          JUNE 30, 2003                   DECEMBER 31, 2002
                                 -------------------------------   -------------------------------
                                                 FAIR VALUE                        FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
Financial futures..............  $   196     $ --       $  2       $     4     $ --       $ --
Interest rate swaps............    6,063      315         84         3,866      196        126
Floors.........................      325       12         --           325        9         --
Caps...........................    9,040       --         --         8,040       --         --
Financial forwards.............    1,971       11         10         1,945       --         12
Foreign currency swaps.........    3,485       27        429         2,371       92        181
Options........................       90        8         --            78        9         --
Foreign currency forwards......       53        1         --            54       --          1
Credit default swaps...........      456        2          1           376        2         --
                                 -------     ----       ----       -------     ----       ----
  Total contractual
     commitments...............  $21,679     $376       $526       $17,059     $308       $320
                                 =======     ====       ====       =======     ====       ====

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $20,725 million and $16,196 million and an estimated fair value of $22,685 million and $17,625 million were on loan under the program at June 30, 2003 and December 31, 2002, respectively. The Company was liable for cash collateral under its control of $23,028 million and $17,862 million at June 30, 2003 and December 31, 2002, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has material exposure to interest rate, equity market and foreign currency exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at June 30, 2003 is relatively unchanged in amount from that reported on December 31, 2002, a description of which may be found in the 2002 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

     Based on their evaluation as of June 30, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

     There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

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

     Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of June 30, 2003, there are approximately 375 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 35 sales practices lawsuits pending against General American.

     The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

  ASBESTOS-RELATED CLAIMS

     As previously reported, Metropolitan Life received approximately 66,000 asbestos-related claims in 2002. Publicity regarding legislative reform efforts may be resulting in an increase in the number of claims. During the first six months of 2003 and 2002, Metropolitan Life received approximately 48,000 and 28,000 asbestos-related claims, respectively. Of the approximately 48,000 claims received in the first six months of 2003, approximately 23,000 were received in April 2003. Except as to April, the number of asbestos-related claims received in 2003 are in line with the claims received in 2002 for the same period. However, we can provide no assurance with respect to the timing of receipt of new claims.

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

     It is likely that a bill reforming asbestos litigation will be voted on by the Senate in 2003. While the Company strongly supports reform efforts, there can be no assurance that legislative reform will be enacted. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

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

     In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky and Arkansas. The Company intends to vigorously defend itself against these cases.

  PROPERTY AND CASUALTY ACTIONS

     As previously reported, purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification. In a lawsuit involving another insurer, the Tennessee Supreme Court held that diminished value is not covered under a Tennessee automobile policy. Based on that decision, plaintiffs in Tennessee have dismissed their alleged diminished value lawsuit against Metropolitan Property and Casualty Insurance Company.

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

     A purported class action was previously filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. In January 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal. In June 2003, the United States Supreme Court denied plaintiffs' petition for certiorari in this action.

     In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The Holding Company, Metropolitan Life, the trustee of the policyholder trust, and certain present and former individual directors and officers of Metropolitan Life are named as defendants. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint that dropped all claims against the trustee of the policyholder trust and the individual directors and officers. In the amended complaint, plaintiffs allege that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs seek compensatory and punitive damages, as well as attorneys' fees and costs. The defendants have moved to dismiss the action. Plaintiffs' motion for class certification has been adjourned. The defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting them vigorously.

  RACE-CONSCIOUS UNDERWRITING CLAIMS

     As previously reported, insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. The four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies were consolidated in the United States District Court for the Southern District of New York. Metropolitan Life has entered into settlement agreements to resolve the regulatory examination and the actions pending in the United States District Court for the Southern District of New York. On April 28, 2003, the United States District Court approved a class action settlement of the consolidated actions. Several persons who had objected to the settlement have filed notices of appeal from the order approving the settlement. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters. During the second quarter of 2003, the Company reduced this charge by $64 million, after-tax. The Company believes the remaining portion of the previously recorded charge is adequate to cover the costs associated with the resolution of these matters.

     Eighteen lawsuits involving approximately 130 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

  OTHER

     In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs have filed a motion for class certification. Opposition papers were filed by Metropolitan Life. The parties have reached a settlement in principle and are seeking the Court's preliminary approval.

     A lawsuit has been filed against Metropolitan Life in Ontario, Canada by Clarica Life Insurance Company regarding the sale of the majority of Metropolitan Life's Canadian operation to Clarica in 1998. Clarica alleges that Metropolitan Life breached certain representations and warranties contained in the sale agreement, that Metropolitan Life made misrepresentations upon which Clarica relied during the negotiations and that Metropolitan Life was negligent in the performance of certain of its obligations and duties under the sale agreement. The parties are engaged in settlement discussions.

     The United States Securities and Exchange Commission (the "SEC") has commenced a formal investigation of New England Securities Corporation, an indirect subsidiary of New England Life Insurance Company ("NES"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC and is continuing to research the effect, if any, of this issue upon approximately 6,000 active and closed accounts.

     The American Dental Association and two individual providers have sued MetLife, Mutual of Omaha and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on April 22, 2003, the stockholders elected four Class I directors, each for a term expiring at the Company's 2006 annual meeting. The voting results are as follows:

NAME                                 VOTES FOR    VOTES WITHHELD
----                                -----------   --------------
Robert H. Benmosche...............  637,384,347     12,272,706
Gerald Clark......................  640,880,051      8,777,002
John J. Phelan, Jr................  643,163,289      6,493,764
Hugh B. Price.....................  578,625,614     71,031,439

     The directors whose terms continued and the years their terms expire are as follows:

Class II Directors -- Term Expires in 2004

Curtis H. Barnette
John C. Danforth
Burton A. Dole, Jr.
Harry P. Kamen
Charles M. Leighton

Class III Directors -- Term Expires in 2005

James R. Houghton
Helene L. Kaplan
Catherine R. Kinney
Stewart G. Nagler
William C. Steere, Jr.

     The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for 2003. The voting results are as follows:

    FOR       AGAINST    ABSTAIN
-----------  ---------   -------
643,295,312  6,210,074   151,667

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.1 Credit Agreement, dated as of April 25, 2003, among MetLife, Inc., Metropolitan Life Insurance Company, MetLife Funding, Inc. and the other parties signatory thereto.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     During the three months ended June 30, 2003, the following current reports were filed on Form 8-K:

     1. Form 8-K filed May 5, 2003 (dated May 5, 2003) attaching press release and Quarterly Financial Supplement regarding first quarter 2003 results.

     2. Form 8-K filed May 19, 2003 (dated May 19, 2003) attaching press release regarding completion of the MetLife Capital Trust I transaction.

     3. Form 8-K filed June 17, 2003 (dated June 17, 2003) attaching press release regarding organizational changes.

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

Date:  August 13, 2003

                                 EXHIBIT INDEX

EXHIBIT                                                                        PAGE
NUMBER                                 EXHIBIT NAME                           NUMBER
-------                                ------------                           ------
    10.1       Credit Agreement, dated as of April 25, 2003, among MetLife,
               Inc., Metropolitan Life Insurance Company, MetLife Funding,
               Inc. and the other parties signatory thereto.

    31.1       Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

    31.2       Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

    32.1       Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

    32.2       Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.