Form 10-Q
period 2003-09-30
METLIFE INC
filed 2003-11-07
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES [X] NO [ ]

At November 5, 2003, 760,163,283 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                   PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS...................................................................    4

  Unaudited Interim Condensed Consolidated Balance Sheets at September 30, 2003 and December 31,
       2002........................................................................................    4
  Unaudited Interim Condensed Consolidated Statements of Income for the Three Months and Nine
       Months Ended September 30, 2003 and 2002....................................................    5
  Unaudited Interim Condensed Consolidated Statement of Stockholders' Equity for the Nine Months
       Ended September 30, 2003....................................................................    6
  Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 2003 and 2002.................................................................    7
  Notes to Unaudited Interim Condensed Consolidated Financial Statements...........................    8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.............................................................................   33

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................   92

ITEM 4.     CONTROLS AND PROCEDURES................................................................   92

                                     PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS......................................................................   93

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.......................................................   96

SIGNATURES.........................................................................................   97

EXHIBIT INDEX......................................................................................   98

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

         Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) MetLife, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse results from litigation, arbitration or regulatory investigations; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's and its affiliates' claims paying ability, financial strength or debt ratings; (x) changes in rating agency policies or practices; (xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; and (xiv) other risks and uncertainties described from time to time in MetLife, Inc.'s filings with the U.S. Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.

             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2003            2002
                                                                                   -------------   ------------
ASSETS
Investments:
    Fixed maturities available-for-sale, at fair value (amortized cost: $149,985
          and $132,899, respectively)                                                $ 159,940      $ 140,288
    Equity securities, at fair value (cost: $1,390 and $1,556, respectively)             1,659          1,613
    Mortgage loans on real estate                                                       25,535         25,086
    Policy loans                                                                         8,668          8,580
    Real estate and real estate joint ventures held-for-investment                       4,724          3,926
    Real estate held-for-sale                                                              640            799
    Other limited partnership interests                                                  2,450          2,395
    Short-term investments                                                               2,718          1,921
    Other invested assets                                                                4,617          3,727
                                                                                     ---------      ---------
          Total investments                                                            210,951        188,335
Cash and cash equivalents                                                                5,372          2,323
Accrued investment income                                                                2,265          2,088
Premiums and other receivables                                                           7,133          6,472
Deferred policy acquisition costs                                                       12,367         11,727
Other assets                                                                             6,897          6,788
Separate account assets                                                                 69,998         59,693
                                                                                     ---------      ---------
          Total assets                                                               $ 314,983      $ 277,426
                                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Future policy benefits                                                           $  92,817      $  89,815
    Policyholder account balances                                                       74,857         66,830
    Other policyholder funds                                                             6,293          5,685
    Policyholder dividends payable                                                       1,159          1,030
    Policyholder dividend obligation                                                     2,278          1,882
    Short-term debt                                                                      2,935          1,161
    Long-term debt                                                                       5,703          4,425
    Shares subject to mandatory redemption                                                 277              -
    Current income taxes payable                                                           728            769
    Deferred income taxes payable                                                        2,400          1,625
    Payables under securities loaned transactions                                       24,666         17,862
    Other liabilities                                                                    9,967          7,999
    Separate account liabilities                                                        69,998         59,693
                                                                                     ---------      ---------
          Total liabilities                                                            294,078        258,776
                                                                                     ---------      ---------
Commitments, contingencies and guarantees (Note 8)

Company-obligated mandatorily redeemable securities of subsidiary trusts                     -          1,265
                                                                                     ---------      ---------

Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares
    authorized; none issued                                                                  -              -
Series A junior participating preferred stock                                                -              -
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized;
    786,766,664 shares issued at September 30, 2003 and December 31, 2002;
    760,162,476 shares outstanding at September 30, 2003 and 700,278,412 shares
    outstanding at December 31, 2002                                                         8              8
Additional paid-in capital                                                              14,960         14,968
Retained earnings                                                                        3,667          2,807
Treasury stock, at cost; 26,604,188 shares at September 30, 2003
    and 86,488,252 shares at December 31, 2002                                            (739)        (2,405)
Accumulated other comprehensive income                                                   3,009          2,007
                                                                                     ---------      ---------
          Total stockholders' equity                                                    20,905         17,385
                                                                                     ---------      ---------
          Total liabilities and stockholders' equity                                 $ 314,983      $ 277,426
                                                                                     =========      =========

  SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  METLIFE, INC.

          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS           NINE MONTHS
                                                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                              --------------------  ---------------------
                                                                                2003       2002       2003        2002
                                                                              ---------  ---------  ---------   ---------
REVENUES
Premiums                                                                      $  5,079   $  4,672   $ 14,994    $ 13,855
Universal life and investment-type product policy fees                             623        591      1,798       1,561
Net investment income                                                            2,864      2,778      8,605       8,341
Other revenues                                                                     335        320        988       1,030
Net investment losses (net of amounts allocated from
      other accounts of ($39), ($16), ($77) and ($102), respectively)              (85)      (250)      (342)       (524)
                                                                              --------   --------   --------    --------
       Total revenues                                                            8,816      8,111     26,043      24,263
                                                                              --------   --------   --------    --------
EXPENSES
Policyholder benefits and claims (excludes amounts
      directly related to net investment losses
      of ($29), ($5), ($52) and ($76), respectively)                             5,178      4,739     15,096      14,239
Interest credited to policyholder account balances                                 767        736      2,275       2,177
Policyholder dividends                                                             473        504      1,483       1,489
Other expenses (excludes amounts directly related to
      net investment losses of ($10), ($11), ($25) and ($26), respectively)      1,691      1,707      5,286       4,932
                                                                              --------   --------   --------    --------
       Total expenses                                                            8,109      7,686     24,140      22,837
                                                                              --------   --------   --------    --------
Income from continuing operations before provision for income taxes                707        425      1,903       1,426
Provision for income taxes                                                         147        118        476         456
                                                                              --------   --------   --------    --------
Income from continuing operations                                                  560        307      1,427         970
Income from discontinued operations, net of income taxes                            14         26         89          74
                                                                              --------   --------   --------    --------
Income before cumulative effect of change in accounting                            574        333      1,516       1,044
Cumulative effect of change in accounting                                            -         (5)         -           -
                                                                              --------   --------   --------    --------
Net income                                                                    $    574   $    328   $  1,516    $  1,044
                                                                              ========   ========   ========    ========

Income from continuing operations available to common
      shareholders per share
      Basic                                                                   $   0.74   $   0.44   $   1.92    $   1.37
                                                                              ========   ========   ========    ========

      Diluted                                                                 $   0.74   $   0.42   $   1.92    $   1.33
                                                                              ========   ========   ========    ========
Net income available to common shareholders per share
      Basic                                                                   $   0.75   $   0.47   $   2.05    $   1.48
                                                                              ========   ========   ========    ========

      Diluted                                                                 $   0.75   $   0.45   $   2.04    $   1.42
                                                                              ========   ========   ========    ========

  SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                  METLIFE, INC.

   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                              (DOLLARS IN MILLIONS)

                                                                                    Accumulated Other Comprehensive Income
                                                                                    ---------------------------------------
                                                                                          Net       Foreign      Minimum
                                                       Additional          Treasury   Unrealized    Currency     Pension
                                               Common   Paid-in   Retained  Stock     Investment   Translation  Liability
                                               Stock    Capital   Earnings at Cost  Gains (Losses) Adjustment   Adjustment   Total
                                               ------  ---------- -------- -------- -------------- -----------  ---------- --------
Balance at December 31, 2002                   $    8   $ 14,968   $2,807  $(2,405)     $2,282        $(229)       $(46)    $17,385
Stock grants and issuance of stock options                    13                 4                                               17
Settlement of common stock purchase contracts                        (656)   1,662                                            1,006
Premium on conversion of company-obligated
   mandatorily redeemable securities of a
   subsidiary trust                                          (21)                                                               (21)
Comprehensive income:
   Net income                                                       1,516                                                     1,516
   Other comprehensive income:
     Unrealized losses on derivative
       instruments, net of income taxes                                                   (165)                                (165)
     Unrealized investment gains, net of
       related offsets, reclassification
       adjustments and income taxes                                                      1,051                                1,051
     Foreign currency translation adjustments                                                           125                     125
     Minimum pension liability adjustment                                                                            (9)         (9)
                                                                                                                            -------
     Other comprehensive income                                                                                               1,002
                                                                                                                            -------
   Comprehensive income                                                                                                       2,518
                                               ------   --------   ------  -------      ------        -----        ----     -------
Balance at September 30, 2003                  $    8   $ 14,960   $3,667  $  (739)     $3,168        $(104)       $(55)    $20,905
                                               ======   ========   ======  =======      ======        =====        ====     =======

  SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                  METLIFE, INC.

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              (DOLLARS IN MILLIONS)

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                 ---------------------
                                                                                   2003         2002
                                                                                 ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  5,043    $  2,427
                                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Sales, maturities and repayments of:
       Fixed maturities                                                            55,201      46,342
       Equity securities                                                              215       1,558
       Mortgage loans on real estate                                                2,271       1,888
       Real estate and real estate joint ventures                                     276         227
       Other limited partnership interests                                            186         115
      Purchases of:
       Fixed maturities                                                           (71,904)    (58,076)
       Equity securities                                                              (10)       (853)
       Mortgage loans on real estate                                               (3,215)     (1,991)
       Real estate and real estate joint ventures                                    (285)       (330)
       Other limited partnership interests                                           (394)       (218)
      Net change in short-term investments                                           (800)     (1,213)
      Purchase of businesses, net of cash received                                     18        (879)
      Proceeds from sales of businesses                                                 5           -
      Net change in payable under securities loaned transactions                    6,804       3,590
      Other, net                                                                     (645)        (69)
                                                                                 --------    --------
Net cash used in investing activities                                             (12,277)     (9,909)
                                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Policyholder account balances:
       Deposits                                                                    27,981      21,557
       Withdrawals                                                                (20,650)    (17,753)
      Net change in short-term debt                                                 1,774         523
      Long-term debt issued                                                           225          10
      Long-term debt repaid                                                           (53)       (210)
      Treasury stock acquired                                                           -        (471)
      Settlement of common stock purchase contracts                                 1,006           -
                                                                                 --------    --------
Net cash provided by financing activities                                          10,283       3,656
                                                                                 --------    --------
Change in cash and cash equivalents                                                 3,049      (3,826)
Cash and cash equivalents, beginning of period                                      2,323       7,473
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  5,372    $  3,647
                                                                                 ========    ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
       Interest                                                                  $    293    $    264
                                                                                 ========    ========
       Income taxes                                                              $    329    $    177
                                                                                 ========    ========
      Non-cash transactions during the period:
       Business acquisitions - assets                                            $    126    $  2,630
                                                                                 ========    ========
       Business acquisitions - liabilities                                       $    144    $  1,751
                                                                                 ========    ========
       Business dispositions - assets                                            $      9    $      -
                                                                                 ========    ========
       Business dispositions - liabilities                                       $      4    $      -
                                                                                 ========    ========
       Purchase money mortgage on real estate sale                               $     50    $    222
                                                                                 ========    ========
       MetLife Capital Trust I transactions                                      $  1,037    $      -
                                                                                 ========    ========
       Real estate acquired in satisfaction of debt                              $      -    $     20
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

BASIS OF PRESENTATION

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most significant estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) the fair value of derivatives; (iv) the amortization of deferred policy acquisition costs, including value of business acquired ("DAC"); (v) the liability for future policyholder benefits;
(vi) the liability for litigation, arbitration, or regulatory matters; and (vii) accounting for reinsurance transactions, derivatives and employee benefit plans. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from those estimates.

         The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has a majority voting interest; and (iii) variable interest entities ("VIEs") created or acquired on or after February 1, 2003 of which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 7. Intercompany accounts and transactions have been eliminated.

         The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnerships in which it has more than a minor equity interest or more than minor influence over the partnership's operations, but does not have a controlling interest. The Company uses the cost method of accounting for interests in which it has a minor equity investment and virtually no influence over the partnership's operations.

         Minority interest related to consolidated entities included in other liabilities was $605 million and $491 million at September 30, 2003 and December 31, 2002, respectively.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the 2003 presentation.

         The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2003, its consolidated results of operations for the three months and nine months ended September 30, 2003 and 2002, its consolidated cash flows for the nine months ended September 30, 2003 and 2002 and its consolidated statement of stockholders' equity for the nine months ended September 30, 2003 in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 included in MetLife, Inc.'s 2002 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

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

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as a liability or, in certain circumstances, an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150, as of July 1, 2003, required the Company to reclassify $277 million of company-obligated mandatorily redeemable securities of subsidiary trusts from mezzanine equity to liabilities, as reflected in its unaudited interim condensed consolidated financial statements.

         In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 was effective October 1, 2003. The Company believes that the impact of the adoption of Issue B36 will be insignificant. However, management continues to validate its models and refine its assumptions. Additionally, industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

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

         Effective February 1, 2003, the Company adopted FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), as amended. Effective October 9, 2003, FASB Staff Position No. 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" deferred the effective date of FIN 46 for variable interests held by a public entity in a VIE that was created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE under FIN 46. FIN 46 defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. It requires the consolidation of the VIE by the primary beneficiary. The adoption of FIN 46 requires the Company to include disclosures for VIEs created or acquired on or after February 1, 2003 in its unaudited interim condensed consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company's interests in VIEs (see Note 6). The Company is in the process of assessing the impact of the provisions of FIN 46 on its consolidated financial statements for the year ending December 31, 2003 for VIEs created or acquired prior to February 1, 2003.

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

         Effective January 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"), which provides guidance on how to apply the fair value method of accounting and use the prospective transition method for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the unaudited interim condensed consolidated financial statements until the last of those options vest in 2005. See Note 10.

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

2. SEPTEMBER 11, 2001 TRAGEDIES

         On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property, which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of September 30, 2003, the Company's remaining liability for unpaid and future claims associated with the tragedies was $15 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

3. NET INVESTMENT LOSSES

         Net investment gains (losses), including changes in valuation allowances, and related policyholder amounts were as follows:

                                                    THREE MONTHS           NINE MONTHS
                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                 -------------------   -------------------
                                                    2003     2002         2003     2002
                                                   ------   ------       ------   ------
                                                          (DOLLARS IN MILLIONS)
Fixed maturities                                   $ (23)   $(323)       $(215)   $(698)
Equity securities                                      5      (38)          (3)     222
Mortgage loans on real estate                        (36)       -          (58)     (22)
Real estate and real estate joint ventures (1)         2       (9)          (3)     (17)
Other limited partnership interests                  (11)      42          (73)      24
Derivatives (2)                                      (74)      40          (91)    (107)
Other                                                 13       22           24      (28)
                                                   -----    -----        -----    -----
      Total                                         (124)    (266)        (419)    (626)

Amounts allocated from:
      Deferred policy acquisition costs               10       11           25       26
      Participating contracts                          -       (2)           -       (2)
      Policyholder dividend obligation                29        7           52       78
                                                   -----    -----        -----    -----
           Total net investment losses             $ (85)   $(250)       $(342)   $(524)
                                                   =====    =====        =====    =====

---------------------
(1) The amounts presented exclude amounts related to sales of real estate held-for-sale presented as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").

(2) The amounts presented include settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS 133").

         Investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of DAC to the extent that such amortization results from investment gains and losses; (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts; and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

4. DERIVATIVE INSTRUMENTS

         The Company uses derivative instruments to manage risk through one of four principal risk management strategies, the hedging of: (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' derivatives use plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards and options, including caps and floors.

         On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to SFAS 133, the changes in its fair value and all periodic settlement receipts and payments are generally reported in net investment gains or losses.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item; states how the hedging instrument is expected to hedge the risks related to the hedged item; sets forth the method that will be used to assess the hedging instrument's effectiveness both at inception and on an ongoing basis; and establishes the method that will be used to measure hedge ineffectiveness. The Company generally determines hedge effectiveness based on total changes in the fair value of a derivative instrument. The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a hedge instrument; (iv) it is probable that the forecasted transaction will not occur; (v) a hedged firm commitment no longer meets the definition of a firm commitment; or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

         The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                          SEPTEMBER 30, 2003                  DECEMBER 31, 2002
                   -------------------------------   ---------------------------------
                                   FAIR VALUE                         FAIR VALUE
                   NOTIONAL   --------------------   NOTIONAL   ----------------------
                    AMOUNT    ASSETS   LIABILITIES    AMOUNT     ASSETS    LIABILITIES
                   --------   ------   -----------   --------   --------   -----------
                                          (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value         $  2,620    $ 14      $   210     $    420   $      -     $   64
Cash flow             7,982      40          284        3,520         69         73
Non qualifying       19,545     211          132       19,513        239        183
                   --------    ----      -------     --------   --------     ------
          Total    $ 30,147    $265      $   626     $ 23,453   $    308     $  320
                   ========    ====      =======     ========   ========     ======

         During the three months and nine months ended September 30, 2003, the Company recognized net investment expense from the periodic settlement of qualifying interest rate, foreign currency and credit default swaps of $21 million and $36 million, respectively. During the three months and nine months ended September 30, 2002, the Company recognized net investment expense from the periodic settlement of qualifying interest rate, foreign currency and credit default swaps of $14 million and net investment income of $2 million, respectively.

         During the three months and nine months ended September 30, 2003, the Company recognized $10 million and $102 million, respectively, in net investment losses related to qualifying fair value hedges. In addition, $14 million of unrealized losses and $72 million of unrealized gains on fair value hedged investments were recognized in net investment losses during the three months and nine months ended September 30, 2003, respectively. There were no derivatives designated as fair value hedges during the three months and nine months ended September 30, 2002. There were no discontinued fair value hedges during the three months and nine months ended September 30, 2003 or 2002.

         At September 30, 2003 and December 31, 2002, the net amounts accumulated in other comprehensive income relating to cash flow hedges were net losses of $279 million and $24 million, respectively. For the three months and nine months ended September 30, 2003, the market value of cash flow hedges decreased by $153 million and $275 million, respectively. During the three months and nine months ended September 30, 2003, the Company recognized other comprehensive net losses of $146 million and $262 million, respectively, relating to the effective portion of cash flow hedges. During the three months ended September 30, 2003, other comprehensive losses reclassified to net investment income and to net investment losses were insignificant. During the nine months ended September 30, 2003, $1 million of other comprehensive losses was reclassified to net investment income, and $12 million of other comprehensive losses were reclassified to net investment losses, relating to the discontinuation of cash flow hedges. For the three months and nine months ended September 30, 2003, $2 million and $6 million of other comprehensive income were reclassified to net investment income, respectively, related to the SFAS 133 transition adjustment.

         During the three months and nine months ended September 30, 2002, the Company recognized other comprehensive net losses of $24 million and $75 million, respectively, relating to the effective portion of cash flow hedges. For the three months and nine months ended September 30, 2002, amounts related to ineffectiveness of qualifying cash flow hedges were insignificant. During both the three months and nine months ended September 30, 2002, $46 million of other comprehensive losses were reclassified to net investment losses relating to the discontinuation of cash flow hedges. For the three months and nine months ended September 30, 2002, $3 million and $9 million of other comprehensive income were reclassified to net investment income, respectively, related to the SFAS 133 transition adjustment.

         Approximately $3 million and $49 million of net losses reported in accumulated other comprehensive income at September 30, 2003 are expected to be reclassified during the year ending December 31, 2003 into net investment income and net investment gains and losses, respectively, as the underlying investments mature or expire according to their original terms.

         For the three months and nine months ended September 30, 2003, the Company recognized as net investment gains, settlement payments on derivative instruments of $35 million and $55 million, respectively, and net investment losses from changes in fair value of $109 million and $146 million, respectively, related to derivatives not qualifying as accounting hedges. For the three months and nine months ended September 30, 2002 the Company recognized as net investment gains, settlement payments on derivative instruments of $19 million and $22 million, respectively, and net investment gains of $21 million and net investment losses of $129 million from changes in fair value, respectively, related to derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the applicable insurance departments.

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

6. VARIABLE INTEREST ENTITIES

         Effective February 1, 2003, FIN 46 established new accounting guidance relating to the consolidation of VIEs. Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE under FIN 46. The Company currently consolidates VIEs created or acquired on or after February 1, 2003 for which it is the primary beneficiary. At December 31, 2003, the Company will consolidate those entities created before February 1, 2003 for which it is the primary beneficiary.

         The following table presents the total assets of and maximum exposure to loss relating to VIEs of which the Company has concluded that it is the primary beneficiary and which will be consolidated in the Company's financial statements beginning December 31, 2003:

                                     SEPTEMBER 30, 2003
                                ----------------------------
                                TOTAL       MAXIMUM EXPOSURE
                                ASSETS (1)     TO LOSS (2)
                                ----------  ----------------
                                   (DOLLARS IN MILLIONS)
Real estate joint ventures (3)    $ 571          $ 237
Other limited partnerships (4)       27             27
                                  -----          -----
    Total                         $ 598          $ 264
                                  =====          =====

---------------

(1) The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss relating to real estate joint ventures and other limited partnerships is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3) Real estate joint ventures include partnerships and other ventures, which engage in the acquisition, development, management and disposal of real estate investments.

(4) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for Federal tax credits.

         Had the Company consolidated these VIEs at September 30, 2003, the transition adjustments would have been $4 million, net of income tax. The following table presents the total assets of and the maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary:

                                                                               SEPTEMBER 30, 2003
                                                                           --------------------------
                                                                           TOTAL     MAXIMUM EXPOSURE
                                                                           ASSETS       TO LOSS (1)
                                                                           ------    ----------------
                                                                             (DOLLARS IN MILLIONS)
Asset-backed securitizations and collateralized debt obligations (2)       $  101         $   14
Other limited partnerships (3)                                                420             10
Real estate joint ventures (3)                                                 57             50
                                                                           ------         ------
    Total                                                                  $  578         $   74
                                                                           ======         ======

-------------

(1) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnerships and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments reduced by amounts guaranteed by other partners.

(2) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of September 30, 2003.

(3) The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

         Due to the complexity of the judgments and interpretations required in the application of FIN 46 to the Company's collateralized debt obligations, the Company is continuing to evaluate certain entities for consolidation and/or disclosure under FIN 46. At September 30, 2003, the fair value of the assets of the entities still under evaluation is approximately $1.3 billion. The Company's maximum exposure to loss related to these entities at September 30, 2003 is approximately $5 million.

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

         Closed block liabilities and assets designated to the closed block are as follows:

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 2003            2002
                                                                             -------------   ------------
                                                                                 (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                                          $ 41,670      $   41,207
Other policyholder funds                                                             261             279
Policyholder dividends payable                                                       804             719
Policyholder dividend obligation                                                   2,278           1,882
Payables under securities loaned transactions                                      5,665           4,851
Other liabilities                                                                    251             433
                                                                                --------      ----------
      Total closed block liabilities                                              50,929          49,371
                                                                                --------      ----------

ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
      Fixed maturities available-for-sale, at fair value
         (amortized cost: $29,170 and $28,339, respectively)                      31,328          29,981
      Equity securities, at fair value (cost: $215 and $236, respectively)           223             218
      Mortgage loans on real estate                                                7,433           7,032
      Policy loans                                                                 4,041           3,988
      Short-term investments                                                          91              24
      Other invested assets                                                          394             604
                                                                                --------      ----------
         Total investments                                                        43,510          41,847
Cash and cash equivalents                                                            574             435
Accrued investment income                                                            544             540
Deferred income taxes                                                              1,129           1,151
Premiums and other receivables                                                        89             130
                                                                                --------      ----------
      Total assets designated to the closed block                                 45,846          44,103
                                                                                --------      ----------
Excess of closed block liabilities over assets designated
      to the closed block                                                          5,083           5,268
                                                                                --------      ----------
Amounts included in accumulated other comprehensive loss:
      Net unrealized investment gains, net of deferred
         income tax of $741 and $577, respectively                                 1,425           1,047
      Unrealized derivative (losses) gains, net of deferred income
         tax of ($17) and $7, respectively                                           (28)             13

      Allocated from policyholder dividend obligation, net of
         deferred income tax of ($778) and ($668), respectively                   (1,500)         (1,214)
                                                                                --------      ----------
                                                                                    (103)           (154)
                                                                                --------      ----------
Maximum future earnings to be recognized from closed
      block assets and liabilities                                              $  4,980      $    5,114
                                                                                ========      ==========

         Information regarding the policyholder dividend obligation is as follows:

                                                                   NINE MONTHS ENDED   YEAR ENDED
                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2003            2002
                                                                       -------          -------
                                                                        (DOLLARS IN MILLIONS)
Balance at beginning of period                                         $ 1,882          $   708
Impact on net income before amounts allocated from policyholder
  dividend obligation                                                       52              157
Net investment losses                                                      (52)            (157)
Change in unrealized investment and derivative gains                       396            1,174
                                                                       -------          -------
Balance at end of period                                               $ 2,278          $ 1,882
                                                                       =======          =======

         Closed block revenues and expenses are as follows:

                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                 ------------------  ------------------
                                                                   2003     2002      2003       2002
                                                                 -------   -------   -------    -------
                                                                          (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $   809   $   851   $ 2,433    $ 2,563
Net investment income and other revenues                             639       645     1,904      1,925
Net investment gains (losses) (net of amounts allocated
    from the policyholder dividend obligation of
    ($29), ($7), ($52) and ($78), respectively)                        -         4       (29)        47
                                                                 -------   -------   -------    -------
         Total revenues                                            1,448     1,500     4,308      4,535
                                                                 -------   -------   -------    -------

EXPENSES
Policyholder benefits and claims                                     879       913     2,643      2,720
Policyholder dividends                                               392       426     1,178      1,224
Change in policyholder dividend obligation (excludes
    amounts directly related to net investment losses of
    ($29), ($7), ($52) and ($78), respectively)                       29         6        52         77
Other expenses                                                        73        76       225        234
                                                                 -------   -------   -------    -------
         Total expenses                                            1,373     1,421     4,098      4,255
                                                                 -------   -------   -------    -------

Revenues net of expenses before income taxes                          75        79       210        280
Income taxes                                                          27        25        76         98
                                                                 -------   -------   -------    -------
Revenues net of expenses and income taxes                        $    48   $    54   $   134    $   182
                                                                 =======   =======   =======    =======

         The change in maximum future earnings of the closed block is as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       ------------------    ------------------
                                         2003      2002       2003       2002
                                       -------    -------    -------    -------
                                                 (DOLLARS IN MILLIONS)
Balance at end of period               $ 4,980    $ 5,236    $ 4,980    $ 5,236
Less:
   Reallocation of assets                    -         85          -         85
Balance at beginning of period           5,028      5,205      5,114      5,333
                                       -------    -------    -------    -------
Change during period                   $   (48)   $   (54)   $  (134)   $  (182)
                                       =======    =======    =======    =======

         During the period ended September 30, 2002, the allocation of assets to the closed block was revised to appropriately classify assets in accordance with the plan of demutualization. This reallocation of assets had no impact on consolidated assets or liabilities.

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

         Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                              SEPTEMBER 30, 2003               DECEMBER 31, 2002
                       ------------------------------   --------------------------------
                                       FAIR VALUE                       FAIR VALUE
                       NOTIONAL   --------------------  NOTIONAL   ---------------------
                        AMOUNT     ASSETS  LIABILITIES   AMOUNT     ASSETS   LIABILITIES
                       --------   -------- -----------  --------   --------  -----------
                                             (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value             $      7   $      -   $      1   $      -   $      -   $      -
Cash flow                   429          -         56        128          2         11
Non qualifying               49          -          1        258         32          2
                       --------   --------   --------   --------   --------   --------
    Total              $    485   $      -   $     58   $    386   $     34   $     13
                       ========   ========   ========   ========   ========   ========

         During each of the three months ended September 30, 2003 and 2002, the closed block recognized insignificant net investment income from the periodic settlement of interest rate, foreign currency and credit default swaps. During each of the nine months ended September 30, 2003 and 2002, the closed block recognized net investment income from the periodic settlement of interest rate, foreign currency and credit default swaps of $1 million.

         During the three months and nine months ended September 30, 2003, the closed block recognized $4 million and $3 million in net investment gains related to qualifying fair value hedges, respectively. There were no significant unrealized gains on fair value hedged investments recognized in net investment gains and losses during the three months ended September 30, 2003. There was $1 million of unrealized gains on fair value hedged investments recognized in net investment gains and losses during the nine months ended September 30, 2003. There were no derivatives designated as fair value hedges during the three months and nine months ended September 30, 2002. There were no discontinued fair value hedges during the three months and nine months ended September 30, 2003 or 2002.

         At September 30, 2003 and December 31, 2002, the net amounts accumulated in other comprehensive income relating to cash flow hedges were net losses of $45 million and net gains of $20 million, respectively. For the three months and nine months ended September 30, 2003, the market value of cash flow hedges decreased by $23 million and $71 million, respectively. During the three months and nine months ended September 30, 2003, the closed block recognized other comprehensive net losses of $14 million and $62 million, respectively, relating to the effective portion of cash flow hedges. During the three months ended September 30, 2003, insignificant amounts of other comprehensive gains were reclassified to net investment income. During the nine months ended September 30, 2003, $2 million of other comprehensive gains was reclassified to net investment income. During the three months and nine months ended September 30, 2003, there were no discontinued cash flow hedges. For both the three months and nine months ended September 30, 2003, $1 million of other comprehensive income was reclassified to net investment income related to the SFAS 133 transition adjustment.

         During the three months and nine months ended September 30, 2002, the closed block recognized other comprehensive net gains of $13 million and $15 million, respectively, relating to the effective portion of cash flow hedges. For the three months and nine months ended September 30, 2002, amounts related to ineffectiveness of qualifying cash flow hedges were insignificant. During the three months and nine months ended September 30, 2002, there were no discontinued cash flow hedges. For the three months and nine months ended September 30, 2002, $1 million and $3 million of other comprehensive income were reclassified to net investment income, respectively, related to the SFAS 133 transition adjustment.

         For the three months and nine months ended September 30, 2003, the closed block did not recognize any derivative settlements as net investment gains or losses, and recognized net investment losses from changes in fair value of $2 million and $19 million, respectively, from derivatives not qualifying as accounting hedges. For both the three months and nine months ended September 30, 2002, the closed block recognized derivative settlements as net investment gains of $1 million from derivatives not qualifying as accounting hedges. For the three months and nine months ended September 30, 2002, the closed block recognized changes in fair value in net investment gains of $5 million and net investment losses of $2 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the New York Insurance Department.

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

         Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of September 30, 2003, there are approximately 383 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 25 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

         The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending. In 2002, a purported class action complaint was filed in a federal court in Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of corporations and banks that purchased participating life insurance policies, as well as persons who purchased participating policies for use in pension plans or through work site marketing. These policyholders were not part of the New England Mutual class action settlement noted above. The action was transferred to a federal court in Massachusetts. New England Mutual moved to dismiss the case and in November 2002, the federal district court dismissed the case. In October 2003, the First Circuit Court of Appeals affirmed the district court ruling in favor of New England Mutual.

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

         Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may be resulting in an increase in the number of claims. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 66,000 asbestos-related claims in 2002. During the first nine months of 2003 and 2002, Metropolitan Life received approximately 53,200 and 45,200 asbestos-related claims, respectively. Of the approximately 53,200 claims received in the first nine months of 2003, approximately 23,000 were received in April 2003.

         A bill reforming asbestos litigation may be voted on by the Senate in 2003. While the Company strongly supports reform efforts, there can be no assurance that legislative reform will be enacted. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

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

         In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia and Arkansas. The Company intends to defend itself vigorously against these cases.

PROPERTY AND CASUALTY ACTIONS

         Purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. Rhode Island and Texas trial courts denied plaintiffs' motions for class certification. In a lawsuit involving another insurer, the Tennessee Supreme Court held that diminished value is not covered under a Tennessee automobile policy. Based on that decision, plaintiffs in Tennessee have dismissed their alleged diminished value lawsuit against Metropolitan Property and Casualty Insurance Company. A settlement was reached in the Georgia class action and has been implemented; the Company determined to settle the case in light of a Georgia Supreme Court decision involving another insurer. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida. The complaint alleges breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Total loss valuation methods are the subject of national class actions involving other insurance companies. A Pennsylvania state court purported class action lawsuit filed in 2001 alleges that Metropolitan Property and Casualty Insurance Company improperly took depreciation on partial homeowner losses where the insured replaced the covered item. The court has dismissed the action. An appeal has been filed. Metropolitan Property and Casualty Insurance Company and Metropolitan Casualty Insurance Company are vigorously defending themselves against these lawsuits.

DEMUTUALIZATION ACTIONS

         Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. Plaintiffs in the consolidated action and separate action have filed notices of appeal. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Metropolitan Life has served a motion to dismiss the consolidated amended complaint and a motion for summary judgment in this action. A purported class action also was filed in the United States District Court for the Southern District of New York seeking damages from Metropolitan Life and the Holding Company for alleged violations of various provisions of the Constitution of the United States in connection with the plan of reorganization. In 2001, pursuant to a motion to dismiss filed by Metropolitan Life, this case was dismissed by the District Court. In January 2003, the United States Court of Appeals for the Second Circuit affirmed the dismissal. In June 2003, the United States Supreme Court denied plaintiffs' petition for certiorari in this action. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

         In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint alleging that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs sought compensatory and punitive damages, as well as attorneys' fees and costs. In October 2003, the court granted defendants' motion to dismiss the action.

RACE-CONSCIOUS UNDERWRITING CLAIMS

         Insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. On April 28, 2003, the United States District Court approved a class-action settlement of the consolidated actions. Several persons have filed notices of appeal from the order approving the settlement, but subsequently the appeals were dismissed. Metropolitan Life also has entered into settlement agreements to resolve the regulatory examination. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters. During the three months and nine months ended September 30, 2003, the Company reduced its reserve by $28 million, net of income tax, and $92 million, net of income tax, respectively. The Company believes the remaining portion of the previously recorded charge is adequate to cover the costs associated with the resolution of these matters.

         Eighteen lawsuits involving approximately 130 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

OTHER

         In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs have filed a motion for class certification. Opposition papers were filed by Metropolitan Life. In August 2003, the court granted preliminary approval to a settlement of the lawsuit. At the fairness hearing held on November 6, 2003, the court approved the settlement of the lawsuit. Implementation of the settlement will commence in 2004.

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

         A reinsurer of universal life policy liabilities of Metropolitan Life and certain of its affiliates is seeking rescission and has commenced an arbitration proceeding claiming that, during underwriting, material misrepresentations or omissions were made. The reinsurer also has sent a notice purporting to increase reinsurance premium rates. Metropolitan Life and its affiliates intend to defend themselves vigorously against the claims of the reinsurer, including the purported rate increase.

         As previously reported, the SEC is conducting a formal investigation of New England Securities Corporation ("NES"), an indirect subsidiary of New England Life Insurance Company ("NELICO"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC and is continuing to research the effect, if any, of this issue upon approximately 6,500 active and closed accounts.

         Prior to filing the Company's June 30, 2003 Form 10-Q, MetLife announced a $31 million after-tax charge related to an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC is pursuing a formal investigation of the matter and MetLife is fully cooperating with the investigation.

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

         A purported class action in which a policyholder seeks to represent a class of owners of participating life insurance policies is pending in state court in New York. Plaintiff asserts that Metropolitan Life breached her policy in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action.

         Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's unaudited interim condensed consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations. Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products. The Company is in the process of responding and is fully cooperating with regard to these information requests. At the present time, the Company is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

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

COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

         The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,511 million and $1,667 million at September 30, 2003 and December 31, 2002, respectively. The Company anticipates that these amounts could be invested in these partnerships any time over the next five years.

GUARANTEES

         In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

         In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $1 million to $800 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

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

         The fair value of such indemnities, guarantees and commitments entered into subsequent to December 31, 2002 was insignificant. The Company's recorded liability at September 30, 2003 and December 31, 2002 for indemnities, guarantees and commitments provided to third parties prior to January 1, 2003 was insignificant.

9. BUSINESS REALIGNMENT INITIATIVES

         During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of September 30, 2003:

                                       PRE-TAX CHARGES RECORDED IN THE FOURTH QUARTER OF 2001
                                       ------------------------------------------------------
                                          INSTITUTIONAL   INDIVIDUAL  AUTO & HOME   TOTAL
                                          -------------   ----------  -----------   ------
                                                        (DOLLARS IN MILLIONS)
Severance and severance-related costs         $    9        $   32      $    3      $   44
Facilities consolidation costs                     3            65           -          68
Business exit costs                              387             -           -         387
                                              ------        ------      ------      ------
    Total                                     $  399        $   97      $    3      $  499
                                              ======        ======      ======      ======

                                       REMAINING LIABILITY AS OF SEPTEMBER 30, 2003
                                       --------------------------------------------
                                           INSTITUTIONAL   INDIVIDUAL    TOTAL
                                           -------------   ----------    ------
                                                  (DOLLARS IN MILLIONS)
Facilities consolidation costs                 $    -        $   10      $   10
Business exit costs                                32             -          32
                                               ------        ------      ------
    Total                                      $   32        $   10      $   42
                                               ======        ======      ======

         Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill and severance and severance-related costs, all of which are included in business exit costs, and facilities consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of September 30, 2003, there were approximately 134 terminations to be completed in connection with the Company's business exit activities. Management expects these terminations to be completed by December 31, 2003. The Company continues to carry a liability as of September 30, 2003 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain contractual obligations extended beyond one year.

         Individual. The charges to this segment in the fourth quarter of 2001 include facilities consolidation costs, severance and severance-related costs, which predominantly stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. All terminations were completed prior to June 30, 2003. These costs were recorded in other expenses. The remaining liability as of September 30, 2003 is due to certain contractual obligations that extended beyond one year.

         Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed prior to December 31, 2002. The costs were recorded in other expenses.

10.      STOCK COMPENSATION PLANS

         Effective January 1, 2003, the Company elected to apply the fair value method of accounting and use the prospective transition method for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under APB 25. Had compensation expense for grants awarded prior to January 1, 2003 been determined based on fair value at the date of grant in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's earnings and earnings per share amounts would have been reduced to the following pro forma amounts:

                                                                       THREE MONTHS           NINE MONTHS
                                                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                    -------------------    --------------------
                                                                       2003      2002        2003       2002
                                                                     --------   ------    ---------   ---------
                                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net Income                                                           $    574   $  328    $   1,516   $   1,044

Charge for conversion of company-obligated mandatorily
    redeemable securities of a subsidiary trust (1)                         -        -          (21)          -

                                                                     --------   ------    ---------   ---------
Actual net income available to common shareholders                   $    574   $  328    $   1,495   $   1,044
                                                                     ========   ======    =========   =========

Pro forma net income available to common shareholders (2)(3)         $    566   $  317    $   1,470   $   1,019
                                                                     ========   ======    =========   =========

BASIC EARNINGS PER SHARE
As reported                                                          $   0.75   $ 0.47    $    2.05   $    1.48
                                                                     ========   ======    =========   =========

Pro forma (2)(3)                                                     $   0.74   $ 0.45    $    2.01   $    1.44
                                                                     ========   ======    =========   =========

DILUTED EARNINGS PER SHARE
As reported                                                          $   0.75   $ 0.45    $    2.04   $    1.42
                                                                     ========   ======    =========   =========

Pro forma (2)(3)                                                     $   0.74   $ 0.44    $    2.01   $    1.39
                                                                     ========   ======    =========   =========

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

         Stock-based compensation expense related to the Company's Stock Incentive Plan and Directors Stock Plan for the three months and nine months ended September 30, 2003 was $4 million and $14 million, respectively, including stock-based compensation for non-employees of $202 thousand and $1 million, respectively. Stock-based compensation expense for non-employees for the three months and nine months ended September 30, 2002 was $462 thousand and $1.4 million, respectively.

11. COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:

                                                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                     --------------------   -------------------
                                                                        2003       2002       2003       2002
                                                                       -------    -------    -------    -------
                                                                                 (DOLLARS IN MILLIONS)
Net income                                                             $   574    $   328    $ 1,516    $ 1,044
                                                                       -------    -------    -------    -------
Other comprehensive (loss) income:
   Unrealized (losses) gains on derivative instruments, net of
      income taxes                                                         (96)        13       (165)       (24)
   Unrealized investment (losses) gains, net of related offsets,
      reclassification adjustments and income taxes                       (183)       736      1,051        545
   Foreign currency translation adjustments                                (18)      (104)       125        (80)
   Minimum pension liability adjustment                                      -          -         (9)         -
                                                                       -------    -------    -------    -------
Other comprehensive (loss) income                                         (297)       645      1,002        441
                                                                       -------    -------    -------    -------
      Comprehensive income                                             $   277    $   973    $ 2,518    $ 1,485
                                                                       =======    =======    =======    =======

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

13.  EARNINGS PER SHARE

         The following table presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                                                                  THREE MONTHS                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                           --------------------------  -----------------------------
                                                                                2003         2002           2003          2002
                                                                           ------------  ------------  -------------  --------------
                                                                             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding for basic earnings per share      760,146,381   701,541,455    730,788,635     706,055,177
Incremental shares from assumed:
    Conversion of equity security units                                               -    21,213,435              -      25,758,555
    Exercise of stock options                                                    65,029             -              -           5,127
    Deferred stock compensation                                                 716,283             -        533,422               -
                                                                           ------------  ------------  -------------  --------------
Weighted average common stock outstanding for diluted earnings per share    760,927,693   722,754,890    731,322,057     731,818,859
                                                                           ============  ============  =============  ==============

INCOME FROM CONTINUING OPERATIONS                                          $        560  $        307  $       1,427  $          970

CHARGE FOR CONVERSION OF COMPANY-OBLIGATED MANDATORILY
    REDEEMABLE SECURITIES OF A SUBSIDIARY TRUST (1)                                   -             -            (21)              -

                                                                           ------------  ------------  -------------  --------------
INCOME FROM CONTINUING OPERATIONS AVAILABLE TO COMMON SHAREHOLDERS         $        560  $        307  $       1,406  $          970
                                                                           ============  ============  =============  ==============

    Basic earnings per share                                               $       0.74  $       0.44  $        1.92  $         1.37
                                                                           ============  ============  =============  ==============

    Diluted earnings per share                                             $       0.74  $       0.42  $        1.92  $         1.33
                                                                           ============  ============  =============  ==============

INCOME FROM DISCONTINUED OPERATIONS                                        $         14  $         26  $          89  $           74
                                                                           ============  ============  =============  ==============

    Basic earnings per share                                               $       0.02  $       0.04  $        0.12  $         0.10
                                                                           ============  ============  =============  ==============

    Diluted earnings per share                                             $       0.02  $       0.04  $        0.12  $         0.10
                                                                           ============  ============  =============  ==============

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                  $          -  $         (5) $           -  $            -
                                                                           ============  ============  =============  ==============

    Basic earnings per share                                               $          -  $      (0.01) $           -  $            -
                                                                           ============  ============  =============  ==============

    Diluted earnings per share                                             $          -  $      (0.01) $           -  $            -
                                                                           ============  ============  =============  ==============

NET INCOME                                                                 $        574  $        328  $       1,516  $        1,044

CHARGE FOR CONVERSION OF COMPANY-OBLIGATED MANDATORILY
    REDEEMABLE SECURITIES OF A SUBSIDIARY TRUST (1)                                   -             -            (21)              -

                                                                           ------------  ------------  -------------  --------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                $        574  $        328  $       1,495  $        1,044
                                                                           ============  ============  =============  ==============

    Basic earnings per share                                               $       0.75  $       0.47  $        2.05  $         1.48
                                                                           ============  ============  =============  ==============

    Diluted earnings per share                                             $       0.75  $       0.45  $        2.04  $         1.42
                                                                           ============  ============  =============  ==============

----------------

(1) See Note 12.

         On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company did not acquire any shares of common stock during the nine months ended September 30, 2003. The Holding Company acquired 15,244,492 shares of common stock for $471 million during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, 59,884,064 shares of common stock were issued from treasury stock, 59,771,221 of which were issued in connection with the settlement of the purchase contracts (see Note 12) for approximately $1,006 million. During the nine months ended September 30, 2002, 16,379 shares of common stock were issued from treasury stock.

         On October 21, 2003, the Company announced the declaration by its Board of Directors of a dividend of $0.23 per common share payable on December 15, 2003 to shareholders of record on November 7, 2003.

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

         Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months and nine months ended September 30, 2003 and 2002 and at September 30, 2003 and December 31, 2002. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains and losses from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains and losses, net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains/(losses). The Company allocates certain non-recurring items (e.g., expenses associated with the resolution of proceedings alleging race-conscious underwriting practices, sales practices claims and claims for personal injuries caused by exposure to asbestos or asbestos-containing products) to Corporate & Other.

                                                                                    AUTO
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003    INSTITUTIONAL    INDIVIDUAL       & HOME
---------------------------------------------    -------------    ----------       ------
                                                           (DOLLARS IN MILLIONS)
Premiums                                         $       2,260    $    1,064     $    735
Universal life and investment-
   type product policy fees                                167           386            -
Net investment income                                      976         1,548           39
Other revenues                                             144            96           10
Net investment (losses) gains                              (37)          (37)           2
Income (loss) from continuing operations
   before provision (benefit) for income taxes             346           225           56

                                                                                 ASSET       CORPORATE
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003    INTERNATIONAL   REINSURANCE   MANAGEMENT     & OTHER       TOTAL
---------------------------------------------    -------------   -----------   ----------      -------      -----
                                                      (DOLLARS IN MILLIONS)
Premiums                                         $         445    $      579   $        -   $       (4)  $  5,079
Universal life and investment-
   type product policy fees                                 70             -            -            -        623
Net investment income                                      119           122           17           43      2,864
Other revenues                                              20            11           36           18        335
Net investment (losses) gains                                8             5            2          (28)       (85)
Income (loss) from continuing operations
   before provision (benefit) for income taxes              62            30            8          (20)       707

                                                                                    AUTO
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002    INSTITUTIONAL    INDIVIDUAL       & HOME
---------------------------------------------    -------------    ----------       ------
                                                          (DOLLARS IN MILLIONS)
Premiums                                         $       2,046   $     1,080    $     711
Universal life and investment-
   type product policy fees                                152           375            -
Net investment income                                      945         1,592           44
Other revenues                                             154            95           11
Net investment (losses) gains                             (184)          (25)          (8)
Income (loss) from continuing operations
   before provision (benefit) for income taxes             154           316           56

                                                                                 ASSET       CORPORATE
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002    INTERNATIONAL   REINSURANCE   MANAGEMENT     & OTHER        TOTAL
---------------------------------------------    -------------   -----------   ----------    ---------       -----
                                                                 (DOLLARS IN MILLIONS)
Premiums                                         $         381   $       461   $        -   $       (7)  $   4,672
Universal life and investment-
   type product policy fees                                 64             -            -            -         591
Net investment income                                      133            95           17          (48)      2,778
Other revenues                                               2            16           37            5         320
Net investment (losses) gains                                6             4            -          (43)       (250)
Income (loss) from continuing operations
   before provision (benefit) for income taxes              61            39            1         (202)        425

                                                                                    AUTO
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003     INSTITUTIONAL    INDIVIDUAL       & HOME
--------------------------------------------     -------------    ----------       ------
                                                         (DOLLARS IN MILLIONS)
Premiums                                         $       6,730   $     3,160   $    2,168
Universal life and investment-
   type product policy fees                                482         1,124            -
Net investment income                                    2,951         4,636          119
Other revenues                                             438           291           23
Net investment (losses) gains                             (145)         (122)          (4)
Income (loss) from continuing operations
   before provision (benefit) for income taxes             970           617          130

                                                                                 ASSET      CORPORATE
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003     INTERNATIONAL   REINSURANCE   MANAGEMENT    & OTHER        TOTAL
--------------------------------------------     -------------   -----------   ----------    --------     -------
                                                                 (DOLLARS IN MILLIONS)
Premiums                                         $       1,230   $     1,719   $        -   $     (13)   $ 14,994
Universal life and investment-
   type product policy fees                                192             -            -           -       1,798
Net investment income                                      373           353           49         124       8,605
Other revenues                                              54            35          102          45         988
Net investment (losses) gains                                7             6           10         (94)       (342)
Income (loss) from continuing operations
   before provision (benefit) for income taxes             196            93           27        (130)      1,903

                                                                                    AUTO
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002     INSTITUTIONAL    INDIVIDUAL       & HOME
--------------------------------------------     -------------    ----------       ------
                                                          (DOLLARS IN MILLIONS)
Premiums                                         $       6,069   $     3,258   $    2,105
Universal life and investment-
   type product policy fees                                471         1,012            -
Net investment income                                    2,925         4,662          135
Other revenues                                             482           325           27
Net investment (losses) gains                             (384)          (98)         (40)
Income (loss) from continuing operations
   before provision (benefit) for income taxes             699           781          112

                                                                                  ASSET      CORPORATE
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002     INTERNATIONAL   REINSURANCE   MANAGEMENT     & OTHER      TOTAL
--------------------------------------------     -------------   -----------   ----------    ---------     -----
                                                                  (DOLLARS IN MILLIONS)
Premiums                                         $       1,030   $     1,408   $        -   $      (15)  $ 13,855
Universal life and investment-
   type product policy fees                                 78             -            -            -      1,561
Net investment income                                      303           296           46          (26)     8,341
Other revenues                                               8            35          127           26      1,030
Net investment (losses) gains                               (8)            6           (4)           4       (524)
Income (loss) from continuing operations
   before provision (benefit) for income taxes              71           109            7         (353)     1,426

         The following table indicates amounts in the current and prior periods that have been classified as discontinued operations in accordance with SFAS 144:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                 --------------------   -----------------
                                                    2003       2002       2003     2002
                                                 ---------   --------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Net investment income
   Institutional                                 $       -   $      8   $     1   $    25
   Individual                                            1         13         4        41
   Corporate & Other                                    14         21        37        60
                                                 ---------   --------   -------   -------
     Total net investment income                 $      15   $     42   $    42   $   126
                                                 =========   ========   =======   =======
Net investment gains (losses)
   Institutional                                 $       6   $      -   $    46   $     -
   Individual                                            -         (1)       47        (2)
   Corporate & Other                                     2          -         6        (7)
                                                 ---------   --------   -------   -------
     Total net investment gains (losses)         $       8   $     (1)  $    99   $    (9)
                                                 =========   ========   =======   =======

       The following table presents assets for each of the Company's operating segments at:

                         SEPTEMBER 30,     DECEMBER 31,
                            2003             2002 (1)
                         -------------    -------------
                              (DOLLARS IN MILLIONS)
Assets
    Institutional        $     112,322    $      98,234
    Individual                 159,564          145,152
    Auto & Home                  4,639            4,540
    International                9,313            8,301
    Reinsurance                 11,408            9,924
    Asset Management               294              190
    Corporate & Other           17,443           11,085
                         -------------    -------------
        Total            $     314,983    $     277,426
                         =============    =============

----------

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

         The following table presents actual and pro forma net investment income with respect to the Company's operating segments for the three months and nine months ended September 30, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                   NET INVESTMENT INCOME
                     ------------------------------------------------------
                       THREE MONTHS ENDED             NINE MONTHS ENDED
                       SEPTEMBER 30, 2002             SEPTEMBER 30, 2002
                     ------------------------    --------------------------
                       ACTUAL      PRO FORMA       ACTUAL       PRO FORMA
                     ----------   -----------    ----------   -------------
                                    (DOLLARS IN MILLIONS)
Institutional        $      945   $       962    $    2,925   $       2,974
Individual                1,592         1,569         4,662           4,595
Auto & Home                  44            39           135             122
International               133           124           303             275
Reinsurance                  95            86           296             267
Asset Management             17            20            46              55
Corporate & Other           (48)          (22)          (26)             53
                     ----------   -----------    ----------   -------------
  Total              $    2,778   $     2,778    $    8,341   $       8,341
                     ==========   ===========    ==========   =============

         The following table presents actual and pro forma assets for each of the Company's operating segments at December 31, 2002. The amounts shown as pro forma reflect assets that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                              ASSETS
                     ------------------------
                     ACTUAL (1)    PRO FORMA
                     ----------   -----------
                       (DOLLARS IN MILLIONS)
Institutional        $   98,234   $    98,810
Individual              145,152       144,073
Auto & Home               4,540         4,360
International             8,301         7,990
Reinsurance               9,924         9,672
Asset Management            190           320
Corporate & Other        11,085        12,201
                     ----------   -----------
   Total             $  277,426   $   277,426
                     ==========   ===========

----------

(1) These balances reflect the allocation of capital using the Risk-Based Capital methodology, which differs from the original presentation of GAAP equity included in MetLife, Inc.'s 2002 Annual Report on Form 10-K.

         The Individual segment's results of operations for the nine months ended September 30, 2003 include a second quarter 2003 charge resulting from the recognition of previously deferred expenses.

         The International segment's results of operations include the results of operations of Aseguradora Hidalgo S.A., a Mexican life insurer that was acquired on June 20, 2002. During the second quarter of 2003, as part of its acquisition and integration strategy, International completed the legal merger of Aseguradora Hidalgo, S.A. into its original Mexican subsidiary, Seguros Genesis, S.A., forming MetLife Mexico, S.A. As a result of the merger of these companies, during the second quarter of 2003 the Company recorded a tax benefit of $40 million for the reduction of deferred tax valuation allowances. Additionally, a change in reserve methodology resulted in the recording of a $22 million after-tax reduction in policyholder liabilities in the second quarter of 2003.

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

         Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2003 and 2002. Revenues from U.S. operations were $7,924 million and $7,361 million for the three months ended September 30, 2003 and 2002, respectively, which represented 90% and 91%, respectively, of consolidated revenues. Revenues from U.S. operations were $23,532 million and $22,384 million for the nine months ended September 30, 2003 and 2002, respectively, which represented 90% and 92%, respectively, of consolidated revenues.

15. DISCONTINUED OPERATIONS

         The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. In accordance with SFAS 144, income related to real estate classified as held-for-sale on or after January 1, 2002 is presented as discontinued operations. These assets are carried at the lower of cost or market.

         The following table presents the components of income from discontinued operations:

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                           ------------------------   -------------------
                                              2003           2002       2003       2002
                                           -----------    ---------   --------   --------
                                                       (DOLLARS IN MILLIONS)
Investment income                          $        31    $     118   $     99   $    365
Investment expense                                 (16)         (76)       (57)      (239)
Net investment gains (losses)                        8           (1)        99         (9)
                                           -----------    ---------   --------   --------
    Total revenues                                  23           41        141        117
Provision for income taxes                           9           15         52         43
                                           -----------    ---------   --------   --------
    Income from discontinued operations    $        14    $      26   $     89   $     74
                                           ===========    =========   ========   ========

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

BUSINESS REALIGNMENT INITIATIVES

         During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The following tables represent the original expenses recorded in the fourth quarter of 2001 and the remaining liability as of September 30, 2003:

                                              PRE-TAX CHARGES RECORDED IN THE FOURTH QUARTER OF 2001
                                         ----------------------------------------------------------------
                                         INSTITUTIONAL      INDIVIDUAL      AUTO & HOME          TOTAL
                                         -------------      -----------    --------------    ------------
                                                               (DOLLARS IN MILLIONS)
Severance and severance-related costs    $           9      $        32    $            3    $         44
Facilities consolidation costs                       3               65                 -              68
Business exit costs                                387                -                 -             387
                                         -------------      -----------    --------------    ------------
  Total                                  $         399      $        97    $            3    $        499
                                         =============      ===========    ==============    ============

                                           REMAINING LIABILITY AS OF SEPTEMBER 30, 2003
                                         ------------------------------------------------
                                         INSTITUTIONAL      INDIVIDUAL          TOTAL
                                         -------------      -----------    --------------
                                                      (DOLLARS IN MILLIONS)
Facilities consolidation costs           $           -      $        10    $           10
Business exit costs                                 32                -                32
                                         -------------      -----------    --------------
  Total                                  $          32      $        10    $           42
                                         =============      ===========    ==============

         Institutional. The charges to this segment in the fourth quarter of 2001 include costs associated with exiting a business, including the write-off of goodwill and severance and severance-related costs, all of which are included in business exit costs, and facilities consolidation costs. These expenses are the result of the discontinuance of certain 401(k) recordkeeping services and externally-managed guaranteed index separate accounts. These actions resulted in charges to policyholder benefits and claims and other expenses of $215 million and $184 million, respectively. The business realignment initiatives will ultimately result in the elimination of approximately 930 positions. As of September 30, 2003, there were approximately 134 terminations to be completed in connection with the Company's business exit activities. Management expects these terminations to be completed by December 31, 2003. The Company continues to carry a liability as of September 30, 2003 since the exit plan could not be completed within one year due to circumstances outside the Company's control and since certain contractual obligations extended beyond one year.

         Individual. The charges to this segment in the fourth quarter of 2001 include facilities consolidation costs, severance and severance-related costs, which predominantly stem from the elimination of approximately 560 non-sales positions and 190 operations and technology positions supporting this segment. All terminations were completed prior to June 30, 2003. These costs were recorded in other expenses. The remaining liability as of September 30, 2003 is due to certain contractual obligations that extended beyond one year.

         Auto & Home. The charges to this segment in the fourth quarter of 2001 include severance and severance-related costs associated with the elimination of approximately 200 positions. All terminations were completed prior to December 31, 2002. The costs were recorded in other expenses.

SEPTEMBER 11, 2001 TRAGEDIES

         On September 11, 2001 terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property, which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of September 30, 2003, the Company's remaining liability for unpaid and future claims associated with the tragedies was $15 million, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

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

         The following table presents actual and pro forma net investment income with respect to the Company's operating segments for the three months and nine months ended September 30, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of Risk-Based Capital.

                                        NET INVESTMENT INCOME
                         ------------------------------------------------------------
                               THREE MONTHS ENDED           NINE MONTHS ENDED
                               SEPTEMBER 30, 2002           SEPTEMBER 30, 2002
                         -----------------------------    ---------------------------
                            ACTUAL         PRO FORMA        ACTUAL        PRO FORMA
                         ------------    -------------    ---------    --------------
                                                (DOLLARS IN MILLIONS)
Institutional            $        945    $         962    $   2,925    $        2,974
Individual                      1,592            1,569        4,662             4,595
Auto & Home                        44               39          135               122
International                     133              124          303               275
Reinsurance                        95               86          296               267
Asset Management                   17               20           46                55
Corporate & Other                 (48)             (22)         (26)               53
                         ------------    -------------    ---------    --------------
   Total                 $      2,778    $       2,778    $   8,341    $        8,341
                         ============    =============    =========    ==============

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

         In June 2003, the Company sold its 20 percent interest in Santander Central Hispano Seguros y Reaseguros S.A. to Banco Santander Central Hispano S.A. ("Santander") and purchased a 20 percent stake in MetLife Iberia, S.A. from Santander.

         In July 2003, the Company announced the sale of its Spanish operation, MetLife Iberia, S.A. and its subsidiaries, Seguros Genesis, S.A. and Genesis Seguros Generales, S.A., to Liberty Insurance, a Spanish subsidiary of Liberty Mutual Group. The transaction is subject to certain regulatory approvals.

         In September 2003, a subsidiary of the Company, Reinsurance Group of America, Incorporated ("RGA") announced the purchase through coinsurance of the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America. The transaction is subject to certain regulatory approvals and is expected to close in the fourth quarter of 2003 with an effective date retroactive to July 1, 2003. RGA expects the transaction will add approximately $240 billion of life reinsurance in-force.

         In October 2003, the Company announced that Metropolitan Life and Capital Airports Holding Company have reached agreement on forming a joint venture company to sell life insurance in China. The transaction is subject to certain regulatory approvals.

         In October 2003, the Company completed the purchase of John Hancock Life Insurance Company's group life insurance business, with an asset size of approximately $200 million. While this transaction provides strategic benefits and extends the Company's customer reach, it will have no material impact on MetLife's 2003 consolidated net income.

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

INVESTMENTS

         The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost;
(ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and
(vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

DEFERRED POLICY ACQUISITION COSTS

         The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the amortization of deferred policy acquisition costs, including value of business acquired ("DAC"). This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

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

REINSURANCE

         The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed above. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting. See "-- Derivatives".

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

         The actuarial assumptions used in the calculation of the Company's aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. For the largest of the plans sponsored by the Company (the Metropolitan Life Retirement Plan for United States Employees, with a projected benefit obligation of $4.3 billion or 98.6% of all qualified plans at December 31,
2002), the discount rate, expected rate of return on plan assets, and the range of rates of future compensation increases used in that plan's valuation at December 31, 2002 were 6.75%, 9% and 4% to 8%, respectively. The expected rate of return on plan assets for use in that plan's valuation in 2003 is 8.5%.

RESULTS OF OPERATIONS

         The following table presents consolidated financial information for the Company for the periods indicated:

                                                                                     THREE MONTHS                NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                               ------------------------    ------------------------
                                                                                  2003          2002          2003          2002
                                                                               ----------    ----------    ----------    ----------
                                                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                       $    5,079    $    4,672    $   14,994    $   13,855
Universal life and investment-type product policy fees                                623           591         1,798         1,561
Net investment income                                                               2,864         2,778         8,605         8,341
Other revenues                                                                        335           320           988         1,030
Net investment losses (net of amounts allocated from other
   accounts of ($39), ($16), ($77) and ($102), respectively)                          (85)         (250)         (342)         (524)
                                                                               ----------    ----------    ----------    ----------
   Total revenues                                                                   8,816         8,111        26,043        24,263
                                                                               ----------    ----------    ----------    ----------
EXPENSES
Policyholder benefits and claims (excludes amounts directly related
   to net investment losses of ($29), ($5), ($52) and ($76), respectively)          5,178         4,739        15,096        14,239
Interest credited to policyholder account balances                                    767           736         2,275         2,177
Policyholder dividends                                                                473           504         1,483         1,489
Other expenses (excludes amounts directly related to net
   investment losses of ($10), ($11), ($25) and ($26), respectively)                1,691         1,707         5,286         4,932
                                                                               ----------    ----------    ----------    ----------
   Total expenses                                                                   8,109         7,686        24,140        22,837
                                                                               ----------    ----------    ----------    ----------

Income from continuing operations before provision
   for income taxes                                                                   707           425         1,903         1,426
Provision for income taxes                                                            147           118           476           456
                                                                               ----------    ----------    ----------    ----------
Income from continuing operations                                                     560           307         1,427           970
Income from discontinued operations, net of income taxes                               14            26            89            74
                                                                               ----------    ----------    ----------    ----------
Income before cumulative effect of change in accounting                               574           333         1,516         1,044
Cumulative effect of change in accounting                                               -            (5)            -             -
                                                                               ----------    ----------    ----------    ----------
Net income                                                                     $      574    $      328    $    1,516    $    1,044
                                                                               ==========    ==========    ==========    ==========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- THE COMPANY

         Premiums increased by $407 million, or 9%, to $5,079 million for the three months ended September 30, 2003 from $4,672 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International, and Auto & Home segments, partially offset by a decrease in the Individual segment. A $214 million increase in Institutional is primarily the result of growth in this segment's long-term care, disability, dental and life products. In addition, retirement and savings premiums increased due to higher sales in structured settlement products in 2003. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and United Kingdom, contributed to a $118 million increase in the Reinsurance segment. A $64 million increase in International is primarily due to growth in Chile, South Korea and Spain. Anticipated actions taken by the Mexican government adversely impacted the insurance and annuities market and resulted in a decline in premiums in Mexico's group and individual life businesses. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso, both contributed to the decline in Mexico. A $24 million increase in Auto & Home is primarily the result of rate increases in both the auto and property lines. A $16 million decrease in the Individual segment, is largely attributable to declines in the single premium immediate annuities and supplemental contracts with life contingencies products. Premiums on these policies can fluctuate based on product demand. This decrease was partially offset by a net increase in insurance products which is predominately the result of a drop in reinsurance ceded in the current period, as well as new business growth in insurance products. The increase in insurance products was partially offset by a decrease in renewal premiums associated with an aging block of business, as well as a decrease in insurance purchased by existing customers with their policy dividends.

         Universal life and investment-type product policy fees increased by $32 million, or 5%, to $623 million for the three months ended September 30, 2003 from $591 million for the comparable 2002 period. This variance is largely attributable to increases in the

Institutional, Individual and International segments. A $15 million increase in Institutional is primarily due to sales growth and improved persistency for the group universal life product. An $11 million increase in Individual is predominately due to favorable investment experience and an increase in average separate account balances in annuity and investment-type products, partially offset by higher amortization of deferred fees in the comparable 2002 period. This is a result of lapse, mortality and investment experience. A $6 million increase in International is primarily due to contributions to the policyholders account from a large block of business in Mexico.

         Net investment income increased by $86 million, or 3%, to $2,864 million for the three months ended September 30, 2003 from $2,778 million for the comparable 2002 period. This variance is attributable to increases of (i) $108 million, or 5%, in income from fixed maturities; (ii) $24 million, or 96%, in income from other invested assets; (iii) $11 million, or 2%, in income from mortgage loans on real estate; and (iv) $2 million, or 1%, in interest income from policy loans. These variances are partially offset by decreases of (i) $33 million, or 174%, in income from equity securities and other limited partnership interests; (ii) $14 million, or 29%, in income from cash, cash equivalents and short-term investments; (iii) $6 million, or 5%, in income from real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation; and (iv) higher investment expenses of $6 million, or 10%.

         The increase in income from fixed maturities to $2,140 million in 2003 from $2,032 million in 2002 is mostly due to a higher asset base resulting from the reinvestment of cash flows, higher income from equity-linked notes due to increases in underlying indices, and an increase in income from securities lending. These favorable variances are partially offset by a decline in reinvestment rates. The increase in income on other invested assets to $49 million in 2003 from $25 million in 2002 is primarily due to an increase in reinsurance contracts' funds withheld at interest. The increase in mortgage loans on real estate to $468 million in 2003 from $457 million in 2002 is due to a higher asset base coupled with increased income from fees, somewhat offset by lower reinvestment rates. The decrease in income from equity securities and other limited partnership interests to ($14) million in 2003 from $19 million in 2002 is primarily due to a decline in valuation and lower realizations on corporate joint ventures. Income from cash, cash equivalents and short-term investments decreased to $35 million in 2003 from $49 million in 2002, largely as a result of overall lower market rates. The decrease in income from real estate and real estate joint ventures held-for-investment to $112 million in 2003 from $118 million in 2002 is primarily due to decreased income from lower tenant occupancy at two California properties. The increase in investment expenses to $67 million in 2003 from $61 million in 2002 is due to higher corporate and overhead charges applicable to investment activity.

         The increase in net investment income is primarily attributable to increases in Corporate & Other and the Institutional and Reinsurance segments, partially offset by decreases in the Individual and International segments. A $91 million increase in Corporate & Other is due to higher sales of underlying assets held in corporate joint ventures, higher income from equity-linked notes and securities lending, as well as an increase in income resulting from a higher asset base, partially offset by lower reinvestment rates. The increase in Institutional of $31 million is mainly due to an increase in equity-linked notes, securities lending income and allocated capital, partially offset by a decline in valuation on corporate joint ventures. The Reinsurance segment increased $27 million largely resulting from an increase in reinsurance contracts' funds withheld at interest, partially offset by reduced income from allocated capital. These increases are partially offset by a decrease in the Individual segment of $44 million primarily resulting from lower reinvestment rates and a decline in valuation on corporate joint ventures, partially offset by a higher income from equity-linked notes and securities lending. The decrease in International of $14 million is mainly due to lower income from allocated capital.

         Other revenues increased by $15 million, or 5%, to $335 million for the three months ended September 30, 2003 from $320 million for the comparable 2002 period. This variance is primarily attributable to increases in the International segment and Corporate & Other, partially offset by decreases in the Institutional and Reinsurance segments. An $18 million increase in International is primarily due to the recovery of previously uncollectable receivables and the cancellation of a reinsurance contract related to a large block of business in Mexico. A $5 million increase in Corporate & Other is primarily due to the amortization of a deferred gain related to a property sale and leaseback transaction. These increases are partially offset by a $10 million decrease in Institutional due to a decline in administrative fees in the 401(k) business, as a result of the Company's exit from the large market 401(k) business in late 2001. A $5 million decrease in Reinsurance is largely due to less fees earned on financial reinsurance. The remaining variances are due to minor fluctuations in other lines of business.

         Net investment losses decreased by $165 million, or 66%, to $85 million for the three months ended September 30, 2003 from $250 million for the comparable 2002 period. Total investment losses for 2003, before offsets, is comprised of $124 million (including gross gains of $145 million, gross losses of $106 million, writedowns of $89 million, and a net loss from derivatives of $74 million which includes settlement payments on derivative instruments that do not qualify for hedge accounting of $35 million). Total investment losses for 2002, before offsets, is comprised of $266 million (including gross gains of $408 million, gross losses of $159 million, writedowns of $555 million, and a net gain from derivatives of $40 million which includes settlement payments on derivative instruments that do not qualify for hedge accounting of $19 million). Offsets include the amortization of DAC of $10 million and $11 million for the three months ended September 30, 2003 and 2002, respectively, and changes in the policyholder dividend obligation of $29 million and $7 million for the three months ended September 30, 2003 and 2002, respectively, and adjustments to participating contracts of ($2) million for the three months ended September 30, 2002.

         The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are
(i) amortization of DAC, to the extent that such amortization results from investment gains and losses; (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts; and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

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

         Policyholder benefits and claims increased by $439 million, or 9%, to $5,178 million for the three months ended September 30, 2003 from $4,739 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International, Auto & Home, and Individual segments. The increases of $178 million, $128 million and $46 million, respectively, in Institutional, Reinsurance and International are primarily attributable to the aforementioned growth in premiums. The increase in Auto & Home of $46 million is primarily due to higher auto claims severities and an increase in the adverse development of prior year claim reserves, partially offset by a decrease in property benefits due to reduced non-catastrophe claim frequency and fewer policies in force. A $39 million increase in Individual is primarily due to the impact of the aforementioned reinsurance ceded variance and the reduction of a reserve related to a subsidiary merger in the comparable 2002 period, partially offset by a decrease in the demand for single premium annuities and supplemental contracts with life contingencies, as well as a decrease in the reserves associated with guaranteed minimum death benefits, which fluctuate in response to equity market changes.

         Interest credited to policyholder account balances increased by $31 million, or 4%, to $767 million for the three months ended September 30, 2003 from $736 million for the comparable 2002 period. This variance is primarily due to increases in the Reinsurance and Individual segments. A $16 million increase in Reinsurance is primarily attributable to the addition of several new annuity transactions during the fourth quarter of 2002 and new deposits on existing annuity treaties. A $15 million increase in Individual is primarily due to growth in the variable universal life and deferred annuity products, partially offset by declines in the interest crediting rates.

         Policyholder dividends decreased by $31 million, or 6%, to $473 million for the three months ended September 30, 2003 from $504 million for the comparable 2002 period. This variance is primarily attributable to decreases in the Individual and Institutional segments. A $17 million decrease in Individual is primarily due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies. A $15 million decrease in Institutional's policyholder dividends can vary from period to period based on participating contract experience, which is generally offset in part in policyholder benefits and claims.

         Other expenses decreased by $16 million, or 1%, to $1,691 million for the three months ended September 30, 2003 from $1,707 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC, which are discussed below, other expenses increased by $139 million, or 8%, to $1,959 million for the three months ended September 30, 2003 from $1,820 million for the comparable 2002 period. This variance is primarily attributable to increases in the Individual, Reinsurance, Institutional, and International segments, partially offset by a decrease in Corporate & Other and the Auto & Home segment. A $97 million increase in Individual is primarily due to higher commissions resulting from sales growth in new annuity and investment-type products and increased pension and post-retirement benefit expenses. A $64 million increase in Reinsurance is primarily due to an increase in allowances paid on assumed reinsurance, particularly on certain high commission business in the United Kingdom. A $41 million increase in Institutional is predominantly due to a rise in non-deferrable expenses associated with the aforementioned premium growth and additional post-retirement costs. The increase in Institutional is partially offset by expense savings resulting from the Company's exit from the large market 401(k) business. A $20 million increase in International is primarily the result of new business growth and general expansion of operations in South Korea, as well as an increase in sales in Spain, partially offset by a decrease in Mexico due to the weakening of the peso. These increases are partially offset by a $62 million decrease in Corporate & Other due to a $44 million reduction in legal expenses, primarily due to a reduction of a previously established liability related to the Company's race conscious underwriting settlement. A $15 million decrease in Auto & Home is primarily due to a reduction of expenses resulting from the completion of the St. Paul integration and management's focus on expenses, as well as a reduction in the cost of the New York assigned risk plan.

         DAC is principally amortized in proportion to gross margins and profits, including investment gains and losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization and other expenses to provide amounts related to gross margins and profits originating from transactions other than investment gains and losses.

         Capitalization of DAC increased by $81 million, or 13%, to $682 million for the three months ended September 30, 2003 from $601 million for the comparable 2002 period. This variance is primarily due to increases in the Reinsurance, Individual, Institutional and International segments. A $37 million increase in Reinsurance is primarily due to an increase in the amount of high-allowance business written in the respective periods, particularly in the United Kingdom. An $18 million increase in Individual is primarily due to higher commissions and other deferrable expenses resulting from higher sales of annuity and investment-type products. An $18 million increase in Institutional is primarily due to an increase in acquisition related costs associated with the aforementioned premium growth, especially in the long-term care product. A $12 million increase in International is primarily due to higher sales in Spain, Mexico and Korea. Total amortization of DAC decreased by $73 million, or 15%, to $404 million for the three months ended September 30, 2003 from $477 million for the comparable 2002 period. Amortization of DAC of $414 million and $488 million are allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The decreases in amortization allocated to other expenses is largely attributable to the Individual, and Auto & Home segments, partially offset by increases in the Reinsurance, Institutional and International segments. An $85 million decrease in Individual is primarily the result of refinements in the calculation of estimated gross margins in the comparable 2002 period, with the remaining variance attributable to the impact of lapse, mortality and investment experience. A $20 million decrease in Reinsurance is primarily due to a change in product mix. In addition, a $7 million decrease in Auto & Home is primarily due to a change in new business product mix by distribution channels in prior periods. These decreases are partially offset by a $21 million increase in Institutional is primarily due to the reclassification of DAC related to the disability product as well as additional expenses related to increased sales activity. A $17 million increase in International is primarily due to an increase in the amortization of the value of business acquired related a change in reserve methodology in the second quarter of 2003, as well as refinements in the DAC model in Taiwan.

         Income tax expense for the three months ended September 30, 2003 was $147 million, or 21% of income before provision for income taxes and cumulative effect of change in accounting, compared with $118 million, or 28%, for the comparable 2002 period. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, and tax benefits related to the sale of foreign subsidiaries. In addition, the 2003 effective tax rate reflects an adjustment consisting primarily of a revision in the estimate of income taxes for 2002. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to record tax benefits on certain foreign capital losses.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the three months ended September 30, 2003 and 2002. The income from discontinued operations is comprised of net investment income, and net investment gains related to 51 properties that the Company began marketing for sale on or after January 1, 2002. For the three months ended September 30, 2003, the Company recognized $8 million of net investment gains from discontinued operations related to 51 properties sold or held-for-sale.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- THE COMPANY

         Premiums increased by $1,139 million, or 8%, to $14,994 million for the nine months ended September 30, 2003 from $13,855 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International and Auto & Home segments, partially offset by a decrease in the Individual segment. A $661 million increase in Institutional is primarily the result of growth in this segment's long-term care, disability, dental and life products. In addition, retirement and savings premiums increased due to higher sales in structured settlement products in 2003, partially offset by a sale of a significant single premium contract in the second quarter of 2002. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and United Kingdom, contributed to a $311 million increase in the Reinsurance segment. A $200 million increase in International is primarily due to the acquisition of Hidalgo in June 2002, which accounted for $255 million of the variance, largely offset by a decrease of $108 million attributable to a non-recurring sale of an annuity contract in the first quarter of 2002 in Canada. Excluding these items, International premiums increased by $53 million primarily due to growth in South Korea, Chile, Taiwan and Spain. Anticipated actions taken by the Mexican government adversely impacted the insurance and annuities market and resulted in a decline in premiums in Mexico's group and individual life businesses. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso, both contributed to the decline in Mexico. A $63 million increase in Auto & Home is primarily due to the result of rate increases in both the auto and property lines. These increases are partially offset by a $98 million decrease in Individual primarily due to a decrease in renewal premiums associated with an aging block of business, as well as a decrease in insurance purchased by existing customers with their policy dividends. In addition, there was a decrease in the single premium immediate annuities and supplemental contracts with life contingencies products. Premiums on these policies can fluctuate based on product demand.

         Universal life and investment-type product policy fees increased by $237 million, or 15%, to $1,798 million for the nine months ended September 30, 2003 from $1,561 million for the comparable 2002 period. This variance is primarily attributable to increases in the International, Individual, and Institutional segments. A $114 million increase in International is primarily due to the acquisition of Hidalgo in June 2002 which contributed $102 million to this variance. Excluding this acquisition, International's premiums increased $12 million due to an increase in contributions to the policyholders account from a large block of business in Mexico. A $112 million increase in Individual is predominately due to higher insurance fees, surrender charges and the amortization of deferred fees. This is a result of lapse, mortality and investment experience. In addition, an increase in average separate account balances and favorable investment experience resulted in an increase in universal life and investment-type product policy fees from annuity and investment-type products. An $11 million increase in Institutional is primarily due to sales growth and improved persistency for the group universal life product, partially offset by a decline in fees resulting from the inclusion in the second quarter of 2002 of significant fees from two bank owned life insurance contracts.

         Net investment income increased by $264 million, or 3%, to $8,605 million for the nine months ended September 30, 2003 from $8,341 million for the comparable 2002 period. This variance is primarily attributable to increases of
(i) $273 million, or 5%, in income from fixed maturities; (ii) $37 million, or 30%, in income from other invested assets; (iii) $19 million, or 1%, in income from mortgage loans on real estate; and (iv) $12 million, or 3%, in interest income from policy loans. These variances are partially offset by decreases of
(i) $29 million, or 17%, in income from cash, cash equivalents and short-term investments; (ii) $21 million, or 6%, in income from real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation;
(iii) higher investment expenses of $21 million, or 12%; and (iv) $6 million, or 8%, in income from equity securities and other limited partnership interests.

         The increase in income from fixed maturities to $6,257 million in 2003 from $5,984 million in 2002 is due to a higher asset base resulting from the reinvestment of cash flows, higher income from equity-linked notes resulting from appreciation in underlying indices, an increase in income from securities lending, and an increase in bond prepayment fees. These increases are partially offset by a decline in reinvestment rates. The increase in income on other invested assets to $161 million in 2003 from $124 million in 2002 is largely due to an increase in reinsurance contracts' funds withheld at interest. The increase in mortgage loans on real estate to $1,410 million in 2003 from $1,391 million in 2002 is due to a higher asset base coupled with an increase in prepayment fees, partially offset by lower reinvestment rates. The increase in interest on policy loans to $419 million in 2003 from $407 in 2002 is due to increased loans outstanding. The decrease in income from cash, cash equivalents and short-term investments to $141 million in 2003 from $170 million in 2002 is mainly due to a decline in short-term interest rates, partially offset by a higher asset base resulting from an increase in short-term financing related liabilities. The decrease in income from real estate and real estate joint ventures held-for-investment to $337 million in 2003 from $358 million in 2002 is largely due to decreased income from lower tenant occupancy at two California properties. The increase in investment expenses to $192 million in 2003 from $171 million in 2002 is due to higher corporate and overhead charges applicable to investment activity. The decrease in income from equity securities and other limited partnership interests to $72 million in 2003 from $78 million in 2002 is primarily due to a decline in valuation and lower realizations on corporate joint ventures, partially offset by an increase in sales of underlying assets held in corporate joint ventures.

         The increase in net investment income is primarily attributable to increases in Corporate & Other and the International, Reinsurance and Institutional segments, partially offset by decreases in the Individual, and Auto & Home segments. Corporate & Other increased by $150 million which is primarily due to higher income from allocated capital, increased income from corporate joint ventures, equity-linked notes and securities lending. The increase in International of $70 million is mainly due to an increase in income resulting from a higher asset base resulting from the acquisition of Hidalgo in June 2002, partially offset by a decline in income from allocated capital. The Reinsurance segment increased $57 million primarily as a result of an increase in reinsurance contracts' funds withheld at interest somewhat offset by income from allocated capital. The Institutional segment increased $26 million predominantly as a result of higher income from allocated capital and equity-linked notes, partially offset by lower income on other invested assets. These increases are partially offset by a decrease in the Individual segment of $26 million primarily resulting from a decline in valuation on corporate joint ventures and lower income from allocated capital, partially offset by income from higher asset base. These increases are also partially offset by a $16 million decrease in the Auto & Home segment due to lower reinvestment rates and reduced income from allocated capital.

         Other revenues decreased by $42 million, or 4%, to $988 million for the nine months ended September 30, 2003 from $1,030 million for the comparable 2002 period. This variance is primarily attributable to decreases in the Institutional, Individual, and Asset

Management segments, partially offset by increases in the International segment and Corporate & Other. A $44 million decrease in Institutional is primarily attributable to a decline in administrative fees from the 401(k) business, as a result of the Company's exit from the large market 401(k) business in late 2001. A $34 million decrease in Individual is primarily due to lower commission and fee income associated with the volume decline in the broker/dealer and other subsidiaries, principally due to the slow recovery of the equity markets. A $25 million decrease in Asset Management is primarily the result of lower average assets under management on which management and advisory fees are earned. In addition performance fees earned during 2003 on certain investment products were lower than in the comparable period. These decreases are partially offset by a $46 million increase in International primarily due to the acquisition of Hidalgo in June 2002. Excluding this acquisition, International's premiums increased $18 million due to the recovery of previously uncollectable receivables and the cancellation of a reinsurance contract related to a large block of business in Mexico. A $10 million increase in Corporate & Other is largely due to the amortization of a deferred gain related to a property sale and leaseback transaction. The remaining variances are due to minor fluctuations in other lines of business.

         Net investment losses decreased by $182 million, or 35%, to $342 million for the nine months ended September 30, 2003 from $524 million for the comparable 2002 period. Total investment losses for 2003, before offsets, is comprised of $419 million (including gross gains of $394 million, gross losses of $262 million, writedowns of $460 million, and a net loss from derivatives of $91 million which includes settlement payments on derivative instruments that do not qualify for hedge accounting of $55 million). Total investment losses for 2002, before offsets, is comprised of $626 million (including gross gains of $1,391 million, gross losses of $748 million, writedowns of $1,162 million, and a net loss from derivatives of $107 million which includes settlement payments on derivative instruments that do not qualify for hedge accounting of $22 million). Offsets include the amortization of DAC of $25 million and $26 million for the nine months ended September 30, 2003 and 2002, respectively, and changes in the policyholder dividend obligation of $52 million and $78 million for the nine months ended September 30, 2003 and 2002, respectively, and adjustments to participating contracts of ($2) million for the nine months ended September 30, 2002.

         The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are
(i) amortization of DAC, to the extent that such amortization results from investment gains and losses; (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts; and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

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

    Policyholder benefits and claims increased by $857 million, or 6%, to $15,096 million for the nine months ended September 30, 2003 from $14,239 million for the comparable 2002 period. This variance is primarily attributable to increases in the Institutional, Reinsurance, International, and Auto & Home segments partially offset by a decrease in the Individual segment. The increases of $434 million and $242 million, respectively, in Institutional and Reinsurance are primarily attributable to the aforementioned growth in premiums. A $101 million increase in International is primarily due to the acquisition of Hidalgo in June 2002, which accounted for $256 million of the variance, largely offset by a decrease of $108 million attributable to a non-recurring sale of an annuity contract in the first quarter of 2002 in Canada. Excluding these items, International's policyholder benefits and claims decreased by $47 million primarily due to a reduction in Mexican policyholder liabilities related to a change in reserve methodology as well as the impact of the overall premium decreases discussed above. This decrease is partially offset by business growth in Chile, South Korea and Spain. A $95 million increase in Auto & Home is primarily due to an increase in auto claims frequencies resulting largely from adverse road conditions in the first quarter of 2003 and higher losses due to adverse claims development related to prior accident years, partially offset by a decrease in property benefits due to reduced non-catastrophe claim frequency, fewer policies in force and underwriting and agency management actions. These increases are partially offset by an $18 million decrease in Individual primarily due to benefits paid on single premium immediate annuities, partially offset by an increase in the reserves associated with guaranteed minimum death benefits, which fluctuate in response to equity market changes.

         Interest credited to policyholder account balances increased by $98 million, or 5%, to $2,275 million for the nine months ended September 30, 2003 from $2,177 million for the comparable 2002 period. This variance is primarily due to increases in the International, Reinsurance, and Individual segments, partially offset by a decrease in the Institutional segment. A $55 million increase in International is primarily due to the acquisition of Hidalgo in June 2002. A $38 million increase in Reinsurance is primarily due to the addition of several new annuity transactions during the fourth quarter of 2002 and new deposits on existing annuity treaties. A $15 million increase in Individual is primarily due to growth in variable universal life and deferred annuity products, partially offset by declines in the interest crediting rates. These increases are partially offset by a $10 million decrease in Institutional primarily attributable to a decline in average crediting rates in 2003 as a result of the lower interest rate environment, offset in part by an increase in policyholder account balances.

         Policyholder dividends decreased by $6 million, or less than 1%, to $1,483 million for the nine months ended September 30, 2003 from $1,489 million for the comparable 2002 period. This variance is primarily attributable to a decrease in the Individual segment, partially offset by increases in the Institutional, and International segments. A $58 million decrease in Individual is primarily due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies. This decrease is partially offset by a $41 million increase in Institutional largely attributable to favorable mortality experience among several large group clients. Policyholder dividends vary from period to period based on participating contract experience, which is generally offset in policyholder benefits and claims. A $12 million increase in International is primarily attributable to the acquisition of Hidalgo in June 2002.

         Other expenses increased by $354 million, or 7%, to $5,286 million for the nine months ended September 30, 2003 from $4,932 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC, which are discussed below, other expenses increased by $528 million, or 10%, to $5,919 million for the nine months ended September 30, 2003 from $5,391 million for the comparable 2002 period. This variance is primarily attributable to increases in the Individual, Reinsurance, Institutional, and International segments, partially offset by decreases in Corporate & Other and the Asset Management and Auto & Home segments. A $228 million increase in Individual is primarily due to higher commissions resulting from sales growth in new annuity and investment-type products and increased pensions and post-retirement benefit expenses. A $221 million increase in Reinsurance is primarily due to an increase in allowances paid on assumed reinsurance, particularly on certain high commission business in the United Kingdom. A $156 million increase in Institutional is predominantly due to a rise in non-deferrable expenses associated with the aforementioned premium growth, post-retirement costs and a $15 million charge in the first half of 2003 principally related to office consolidations. These increases in Institutional are partially offset by expense savings resulting from the Company's exit from the large market 401(k) business in late 2001. A $130 million increase in International is primarily due to higher sales in South Korea and Spain, partially offset by a decrease in Mexico due to lower headcount and the weakening of the peso. These increases are partially offset by a $153 million decrease in Corporate & Other which is largely attributable to a $180 million reduction in legal expenses which includes a $144 million reduction, in 2003, of a previously established liability related to the Company's race conscious underwriting settlement. A decrease of $28 million in Asset Management is largely due to staff reductions in the third and fourth quarters of 2002 and reduced expenses as a result of lower average assets under management. A decrease of $26 million in Auto & Home is primarily due to a reduction in expenses resulting from the completion of the St. Paul integration and the reduction in the cost of the New York assigned risk plan.

         DAC is principally amortized in proportion to gross margins and profits, including investment gains and losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization and other expenses to provide amounts related to gross margins and profits originating from transactions other than investment gains and losses.

         Capitalization of DAC increased by $324 million, or 20%, to $1,951 million for the nine months ended September 30, 2003 from $1,627 million for the comparable 2002 period. This variance is primarily due to increases in the Reinsurance, International, Individual, Institutional, and Auto & Home segments. A $153 million increase in Reinsurance is primarily due to an increase in the amount of high-allowance business written in the respective periods, particularly in the United Kingdom. A $57 million increase in International is primarily due to the acquisition of Hidalgo and higher sales in Spain and South Korea. A $56 million increase in Individual is primarily due to higher commissions and other deferrable expenses resulting from higher sales of annuity and investment-type products, partially offset by the impact of a revision to previously deferred expenses. A $36 million increase in Institutional is primarily due to an increase in acquisition-related costs associated with the aforementioned premium growth, especially in the long-term care product. A $22 million increase in Auto & Home is primarily due to higher sales and an increase in the average premium per policy due to rate increases. Total amortization of DAC increased by $151 million, or 13%, to $1,293 million for the nine months ended September 30, 2003 from $1,142 million for the comparable 2002 period. Amortization of DAC of $1,318 million and $1,168 million are allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. The increase in amortization allocated to other expenses is attributable to increases in the International, Reinsurance, Institutional, and Auto & Home segments, partially offset by a decrease in the Individual segment. A $79 million increase in International is primarily due to the acquisition of Hidalgo and an increase in Mexico commensurate with the aforementioned change in reserve methodology. A $37 million increase in Reinsurance is primarily due to a change in product mix. A $37 million increase in Institutional is primarily due to the reclassification of DAC related to the disability product, as well as additional expenses related to year over year sales activity. A $14 million increase in Auto & Home is due to higher sales and an increase in the average premium per policy due to rate increases in the comparable period. These increases are partially offset by a $17 million decrease in Individual primarily due to a charge resulting from the amortization of deferred expenses, with the remainder of the variance attributable to the impact of lapse, mortality and investment experience.

         Income tax expense for the nine months ended September 30, 2003 was $476 million, or 25% of income before provision for income taxes and cumulative effect of change in accounting, compared with $456 million, or 32%, for the comparable 2002 period. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a tax recovery of prior year tax overpayments on tax-exempt bonds, a reduction of the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards, and tax benefits related to the sale of foreign subsidiaries. In addition, the 2003 effective tax rate reflects an adjustment consisting primarily of a revision in the estimate of income taxes for 2002. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to record tax benefits on certain foreign capital losses.

         In accordance with SFAS 144, income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the nine months ended September 30, 2003 and 2002. The income from discontinued operations is comprised of net investment income and net investment gains related to 51 properties that the Company began marketing for sale on or after January 1, 2002. For the nine months ended September 30, 2003, the Company recognized $99 million of net investment gains from discontinued operations related to 51 properties sold or held-for-sale.

INSTITUTIONAL

         The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                                       THREE MONTHS                   NINE MONTHS
                                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                 ----------     ----------     ----------     ----------
                                                                                  (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $    2,260     $    2,046     $    6,730     $    6,069
Universal life and investment-type product policy fees                  167            152            482            471
Net investment income                                                   976            945          2,951          2,925
Other revenues                                                          144            154            438            482
Net investment losses                                                   (37)          (184)          (145)          (384)
                                                                 ----------     ----------     ----------     ----------
    Total revenues                                                    3,510          3,113         10,456          9,563
                                                                 ----------     ----------     ----------     ----------
EXPENSES
Policyholder benefits and claims                                      2,509          2,331          7,394          6,960
Interest credited to policyholder account balances                      234            236            686            696
Policyholder dividends                                                   14             29            107             66
Other expenses                                                          407            363          1,299          1,142
                                                                 ----------     ----------     ----------     ----------
    Total expenses                                                    3,164          2,959          9,486          8,864
                                                                 ----------     ----------     ----------     ----------

Income from continuing operations before
    provision for income taxes                                          346            154            970            699
Provision for income taxes                                              122             54            343            243
                                                                 ----------     ----------     ----------     ----------
Income from continuing operations                                       224            100            627            456
Income from discontinued operations, net of income taxes                  4              5             30             16
                                                                 ----------     ----------     ----------     ----------
Net income                                                       $      228     $      105     $      657     $      472
                                                                 ==========     ==========     ==========     ==========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- INSTITUTIONAL

         Premiums increased by $214 million, or 10%, to $2,260 million for the three months ended September 30, 2003 from $2,046 million for the comparable 2002 period. Group insurance premiums increased by $125 million, primarily in the long-term care, disability, dental and life products. The increase in long-term care is largely attributable to a significant contract for which the Company began receiving premiums in the fourth quarter of 2002. Favorable renewals and persistency generated the majority of the increase in disability. The increase in life and dental premiums resulted from improved persistency and strong sales. Retirement and savings premiums increased by $89 million largely due to higher sales in structured settlement products in 2003. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

         Universal life and investment-type product policy fees increased by $15 million, or 10%, to $167 million for the three months ended September 30, 2003 from $152 million for the comparable 2002 period. This increase is primarily due to sales growth and improved persistency for the group universal life product.

         Other revenues decreased by $10 million, or 6%, to $144 million for the three months ended September 30, 2003 from $154 million for the comparable 2002 period. This decrease is largely due to a decline in retirement and savings administrative fees from the Company's 401(k) business. This decline resulted from its exit from the large market 401(k) business in late 2001. Consequently, revenue declined as business was transferred to other carriers throughout 2002.

         Policyholder benefits and claims increased by $178 million, or 8%, to $2,509 million for the three months ended September 30, 2003 from $2,331 million for the comparable 2002 period. Retirement and savings increased by $94 million, commensurate with the aforementioned increase in premiums. Group insurance increased by $84 million, primarily as a result of the premium growth in the long-term care, disability, dental and life products, as well as an $11 million reclassification of DAC related to the disability product in 2002.

         Interest credited to policyholder account balances decreased by $2 million, or 1%, to $234 million for the three months ended September 30, 2003 from $236 million for the comparable 2002 period. This decrease is primarily attributable to declines in average crediting rates in 2003 as a result of the lower interest rate environment, offset in part by an increase in policyholder account balances.

         Policyholder dividends decreased by $15 million, or 52%, to $14 million for the three months ended September 30, 2003 from $29 million for the comparable 2002 period. Policyholder dividends vary from period to period based on participating contract experience, which is generally offset in policyholder benefits and claims.

         Other expenses increased by $44 million, or 12%, to $407 million for the three months ended September 30, 2003 from $363 million for the comparable 2002 period. Excluding the impact of capitalization and amortization of DAC which are discussed below, other expenses increased by $41 million, or 11%, to $430 million in 2003 from $389 million in 2002. Group insurance and retirement and savings expenses increased by $32 million and $9 million, respectively, primarily due to a rise in non-deferrable expenses associated with the aforementioned premium growth and post-retirement costs. Variable expenses include a certain portion of premium taxes, commissions, claim approval and case administration expenses. The increase in retirement and savings is partially offset by expense reductions achieved as the large market 401(k) business was transferred to other carriers throughout 2002.

         Capitalization of DAC increased by $18 million, or 51%, to $53 million for the three months ended September 30, 2003 from $35 million for the comparable 2002 period. This variance is primarily due to an increase in acquisition-related costs associated with the aforementioned premium growth, especially in the long-term care product. Amortization of DAC increased by $21 million, or 233%, to $30 million in 2003 from $9 million in 2002 due to the aforementioned policyholder benefits reclassification, as well as additional expenses related to quarter over quarter sales activity.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- INSTITUTIONAL

         Premiums increased by $661 million, or 11%, to $6,730 million for the nine months ended September 30, 2003 from $6,069 million for the comparable 2002 period. Group insurance premiums increased by $533 million primarily in the long-term care, disability, dental and life products. The increase in long-term care is largely attributable to a significant contract entered into for which the Company began receiving premiums in the fourth quarter of 2002. Favorable renewals and persistency generated the increase in disability. The increase in life and dental premiums resulted from improved persistency, strong sales and growth on the existing block of business. Retirement and savings premiums increased by $128 million, primarily as a result of higher sales in structured settlement products, partially offset by a sale of a significant single premium contract in the second quarter of 2002. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

         Universal life and investment-type product policy fees increased by $11 million, or 2%, to $482 million for the nine months ended September 30, 2003 from $471 million for the comparable 2002 period. This increase is primarily due to sales growth and improved persistency for the group universal life product. This favorable variance is offset in part by a decline in fees resulting from the inclusion in the second quarter of 2002 of significant fees from two bank owned life insurance contracts.

         Other revenues decreased by $44 million, or 9%, to $438 million for the nine months ended September 30, 2003 from $482 million for the comparable 2002 period. This decrease is largely due to a decline in retirement and savings administrative fees from the Company's 401(k) business. This decline resulted from its exit from the large market 401(k) business in late 2001. Consequently, revenue declined as business was transferred to other carriers throughout 2002.

         Policyholder benefits and claims increased by $434 million, or 6%, to $7,394 million for the nine months ended September 30, 2003 from $6,960 million for the comparable 2002 period. Group insurance increased by $294 million, primarily as a result of the aforementioned premium growth in this segment's long-term care, disability, dental and life products, as well as an $11 million reclassification of DAC related to the disability product in 2002. The increase in retirement and savings of $140 million is commensurate with the premium growth.

         Interest credited to policyholder account balances decreased by $10 million, or 1%, to $686 million for the nine months ended September 30, 2003 from $696 million for the comparable 2002 period. This decrease is primarily attributable to a decline in average crediting rates in 2003 as a result of the lower interest rate environment, offset in part by an increase in policyholder account balances.

         Policyholder dividends increased by $41 million, or 62%, to $107 million for the nine months ended September 30, 2003 from $66 million for the comparable 2002 period. This increase is largely attributable to favorable mortality experience among several large group clients. Policyholder dividends vary from period to period based on participating contract experience, which is generally offset in policyholder benefits and claims.

         Other expenses increased by $157 million, or 14%, to $1,299 million for the nine months ended September 30, 2003 from $1,142 million for the comparable 2002 period. Excluding the impact of capitalization and amortization of DAC which are discussed below, other expenses increased by $156 million, or 13%, to $1,369 million in 2003 from $1,213 million in 2002. Group insurance and retirement and savings expenses increased by $123 million and $33 million, respectively, primarily due to a rise in non-deferrable expenses associated with the aforementioned premium growth, post-retirement costs and a $15 million charge in the first half of 2003 principally related to office consolidations. Variable expenses include a certain portion of premium taxes, commissions, claim approval and case administration expenses. The increase in retirement and savings is partially offset by expense reductions achieved as the large market 401(k) business was transferred to other carriers throughout 2002.

         Capitalization of DAC increased by $36 million, or 33%, to $144 million for the nine months ended September 30, 2003 from $108 million for the comparable 2002 period. This variance is primarily due to an increase in acquisition-related costs associated with the aforementioned premium growth, especially in the long-term care product. Amortization of DAC increased by $37 million to $74 million in 2003 from $37 million in 2002 due to the aforementioned policyholder benefits reclassification, as well as additional expenses related to year over year sales activity.

INDIVIDUAL

         The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                                         THREE MONTHS            NINE MONTHS
                                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                      -------------------   ---------------------
                                                                       2003       2002        2003        2002
                                                                      -------    -------    --------    ---------
                                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                              $ 1,064    $ 1,080    $  3,160    $  3,258
Universal life and investment-type product policy fees                    386        375       1,124       1,012
Net investment income                                                   1,548      1,592       4,636       4,662
Other revenues                                                             96         95         291         325
Net investment losses (net of amounts allocated from other
   accounts of ($39), ($16), ($77) and ($102), respectively)              (37)       (25)       (122)        (98)
                                                                      -------    -------    --------    --------
   Total revenues                                                       3,057      3,117       9,089       9,159
                                                                      -------    -------    --------    --------
EXPENSES
Policyholder benefits and claims (excludes amounts directly related to net investment losses of ($29), ($5), ($52) and ($76),
   respectively)                                                        1,261      1,222       3,699       3,717
Interest credited to policyholder account balances                        452        437       1,347       1,332
Policyholder dividends                                                    442        459       1,321       1,379
Other expenses (excludes amounts directly related to net
   investment losses of ($10), ($11), ($25) and ($26),
   respectively)                                                          677        683       2,105       1,950
                                                                      -------    -------    --------    --------
   Total expenses                                                       2,832      2,801       8,472       8,378
                                                                      -------    -------    --------    --------
Income from continuing operations before provision
   for income taxes                                                       225        316         617         781
Provision for income taxes                                                 72        113         210         280
                                                                      -------    -------    --------    --------
Income from continuing operations                                         153        203         407         501
Income from discontinued operations, net of income taxes                    1          7          32          25
                                                                      -------    -------    --------    --------
Net income                                                            $   154    $   210    $    439    $    526
                                                                      =======    =======    ========    ========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- INDIVIDUAL

         Premiums decreased by $16 million, or 2%, to $1,064 million for the three months ended September 30, 2003 from $1,080 million for the comparable 2002 period. Premiums from annuity and investment-type products decreased by $18 million in the single premium immediate annuities and supplemental contracts with life contingencies products. Premiums on these policies can fluctuate based on product demand. Premiums from insurance products increased by $2 million, primarily as a result of a third quarter 2002 amendment to a reinsurance agreement which increased the amount of insurance ceded in that period, as well as new business growth in insurance products. This variance was partially offset by a decrease in renewal premiums associated with an aging block of business, as well as a decrease in insurance purchased by existing customers with their policy dividends. This decline is a direct result of the dividend scale reduction adopted in the fourth quarter of 2002.

         Universal life and investment-type product policy fees increased by $11 million, or 3%, to $386 million for the three months ended September 30, 2003 from $375 million for the comparable 2002 period. Policy fees from annuity and investment-type products increased by $24 million resulting from favorable investment experience and an increase in average separate account balances. Policy fees from insurance products decreased by $13 million due to higher amortization of deferred fees in the comparable 2002 period. This is a result of lapse, mortality and investment experience.

         Other revenues remained essentially unchanged at $96 million for the three months ended September 30, 2003 from $95 million for the comparable 2002 period.

         The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are
(i) amortization of DAC, to the extent that such amortization results from investment gains and losses; (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts; and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

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

         Policyholder benefits and claims increased by $39 million, or 3%, to $1,261 million for the three months ended September 30, 2003 from $1,222 million for the comparable 2002 period. Policyholder benefits and claims for insurance products increased by $60 million primarily due to the impact of the aforementioned amendment to a reinsurance agreement and the reduction of a reserve related to a subsidiary merger, both of which occurred in the comparable 2002 period. In addition, policyholder benefits and claims increased as a result of new business growth. Policyholder benefits and claims for annuity and investment-type products decreased by $21 million largely due to product demand for single premium immediate annuities and supplemental contracts with life contingencies and a decrease in the reserves associated with guaranteed minimum death benefits, which fluctuate in response to equity market changes.

         Interest credited to policyholder account balances increased by $15 million, or 3%, to $452 million for the three months ended September 30, 2003 from $437 million for the comparable 2002 period. This variance is due to growth in variable universal life and deferred annuity products, partially offset by declines in the interest crediting rates.

         Policyholder dividends decreased by $17 million, or 4%, to $442 million for the three months ended September 30, 2003 from $459 million for the comparable 2002 period due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies.

         Other expenses decreased by $6 million, or 1%, to $677 million for the three months ended September 30, 2003 from $683 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC that are discussed below, other expenses increased by $97 million, or 14%, to $795 million in 2003 from $698 million in 2002. Other expenses related to insurance products increased by $52 million. Although there are savings from ongoing expense management initiatives, these savings are more than offset by increased pension and post retirement benefits and non-recurring charges. Other expenses related to annuity and investment-type products increased by $45 million. This is primarily due to an increase in commissions stemming from the continued rise in sales of new annuity and investment-type products offered by the MetLife Investors Group distribution channel, as well as increased pension and post-retirement benefit expenses.

         DAC is principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

         Capitalization of DAC increased by $18 million, or 7%, to $280 million for the three months ended September 30, 2003 from $262 million for the comparable 2002 period due to higher commissions and other deferrable expenses resulting from higher sales of annuity and investment-type products. Total amortization of DAC decreased by $84 million, or 36%, to $152 million in 2003 from $236 million in 2002. Amortization of DAC of $162 million and $247 million is allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The $60 million decrease in amortization of DAC allocated to other expenses for insurance products is primarily the result of refinements in the calculation of estimated gross margins in the comparable 2002 period, with the remaining variance attributable to the impact of lapse, mortality and investment experience. The decrease in amortization of DAC allocated to other expenses for annuity and investment-type products of $25 million is due to the impact of investment experience.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- INDIVIDUAL

         Premiums decreased by $98 million, or 3%, to $3,160 million for the nine months ended September 30, 2003 from $3,258 million for the comparable 2002 period. Premiums from insurance products decreased by $79 million, primarily due to a decrease in renewal premiums associated with an aging block of business, as well as a decrease in insurance purchased by existing customers with their policy dividends. This decline is a direct result of the dividend scale reduction adopted in the fourth quarter of 2002. Premiums from annuity and investment-type products decreased by $19 million in the single premium immediate annuities and supplemental contracts with life contingencies products. Premiums from these policies can fluctuate based on product demand.

         Universal life and investment-type product policy fees increased by $112 million, or 11%, to $1,124 million for the nine months ended September 30, 2003 from $1,012 million for the comparable 2002 period. Policy fees from insurance products increased by $71 million due to higher insurance fees, surrender charges, and the amortization of deferred fees. The growth in insurance fees stems primarily from an increase in the average general account balance of universal life products. This is a result of lapse, mortality and investment experience. Policy fees from annuity and investment-type products increased by $41 million resulting from favorable investment experience which resulted in an increase in average separate account balances.

         Other revenues decreased by $34 million, or 10%, to $291 million for the nine months ended September 30, 2003 from $325 million for the comparable 2002 period, largely due to lower commission and fee income associated with the sales volume decline in the broker/dealer and other subsidiaries which is principally due to the slow recovery of the equity markets. Other revenues, which primarily consist of commission and fee income related to the broker/dealer and other subsidiaries, fluctuate from period to period in response to equity market changes.

         The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are
(i) amortization of DAC, to the extent that such amortization results from investment gains and losses; (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts; and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

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

         Policyholder benefits and claims decreased by $18 million, or 1%, to $3,699 million for the nine months ended September 30, 2003 from $3,717 million for the comparable 2002 period. Policyholder benefits and claims for annuity and investment-type products decreased by $19 million, largely due to benefits paid on single premium immediate annuities, partially offset by an increase in the reserves associated with guaranteed minimum death benefits, which fluctuate in response to equity market changes. Policyholder benefits and claims for life products remained essentially unchanged.

         Interest credited to policyholder account balances increased by $15 million, or 1%, to $1,347 million for the nine months ended September 30, 2003 from $1,332 million for the comparable 2002 period. This variance is due to growth in variable universal life and deferred annuity products, partially offset by declines in the interest crediting rates.

         Policyholder dividends decreased by $58 million, or 4%, to $1,321 million for the nine months ended September 30, 2003 from $1,379 million for the comparable 2002 period due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low interest rate environment on the asset portfolios supporting these policies.

         Other expenses increased by $155 million, or 8%, to $2,105 million for the nine months ended September 30, 2003 from $1,950 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC that are discussed below, other expenses increased by $228 million, or 11%, to $2,381 million in 2003 from $2,153 million in 2002. Other expenses related to annuity and investment-type products increased by $161 million. This is primarily due to an increase in commissions attributable to the continued rise in sales of new annuity and investment-type products offered by the MetLife Investors Group distribution channel, as well as increased pension and post-retirement benefit expenses. Other expenses related to insurance products increased by $67 million. Although there are savings from ongoing expense management initiatives, these savings are more than offset by increased pension and post-retirement benefit expenses and non-recurring charges.

         DAC is principally amortized in proportion to gross margins or gross profits, including investment gains or losses. The amortization is allocated to investment gains and losses to provide consolidated statement of income information regarding the impact of investment gains and losses on the amount of the amortization and other expenses to provide amounts related to gross margins or profits originating from transactions other than investment gains and losses.

         Capitalization of DAC increased by $56 million, or 7%, to $820 million for the nine months ended September 30, 2003 from $764 million for the comparable 2002 period due to higher commissions and other deferrable expenses as a result of higher sales of annuity and investment-type products, partially offset by the impact of non-deferrable expenses from insurance products that were previously deferred. Total amortization of DAC decreased by $16 million, or 3%, to $519 million in 2003 from $535 million in 2002. Amortization of DAC of $544 million and $561 million is allocated to other expenses in 2003 and 2002, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The decrease in amortization of DAC allocated to other expenses for annuity and investment-type products of $34 million is due to the impact of investment experience. The $17 million increase in amortization of DAC allocated to other expenses for insurance products is primarily due to an adjustment resulting from the amortization of deferred expenses, with the remaining variance attributable to the impact of lapse, mortality and investment experience.

AUTO & HOME

         The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                               THREE MONTHS            NINE MONTHS
                                            ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                            -------------------    --------------------
                                             2003        2002        2003        2002
                                            -------    --------    --------    --------
                                                       (DOLLARS IN MILLIONS)
REVENUES
Premiums                                    $   735    $   711     $ 2,168     $ 2,105
Net investment income                            39         44         119         135
Other revenues                                   10         11          23          27
Net investment gains (losses)                     2         (8)         (4)        (40)
                                            -------    -------     -------     -------
   Total revenues                               786        758       2,306       2,227
                                            -------    -------     -------     -------
EXPENSES
Policyholder benefits and claims                543        497       1,604       1,509
Other expenses                                  187        205         572         606
                                            -------    -------     -------     -------
   Total expenses                               730        702       2,176       2,115
                                            -------    -------     -------     -------
Income before provision for income taxes         56         56         130         112
Provision for income taxes                       13         13          19          24
                                            -------    -------     -------     -------
Net income                                  $    43    $    43     $   111     $    88
                                            =======    =======     =======     =======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- AUTO & HOME

         Premiums increased by $24 million, or 3%, to $735 million for the three months ended September 30, 2003 from $711 million for the comparable 2002 period. Auto and property premiums both increased by $12 million due to increases in average premium resulting from rate increases. Premiums from other personal lines remained unchanged at $13 million.

         Other revenues decreased by $1 million, or 9%, to $10 million for the three months ended September 30, 2003 from $11 million for the comparable 2002 period. The decrease is due to less income earned on corporate-owned life insurance ("COLI") and fewer installment payment fees. The decrease in payment fees is a result of a decline in policies in force.

         Policyholder benefits and claims increased by $46 million, or 9%, to $543 million for the three months ended September 30, 2003 from $497 million for the comparable 2002 period. Auto policyholder benefits and claims increased by $51 million due to higher claims severities and an increase in the adverse development of prior year claim reserves. Additionally, the third quarter 2002 results include two reinsurance recoverables totaling $17 million. Automobile non-catastrophe claims frequency was relatively flat versus the comparable 2002 period. Property policyholder benefits and claims decreased by $8 million due to reduced non-catastrophe claim frequency and fewer policies in force. These decreases were partially offset by an increase in catastrophes of $19 million. The property loss ratio decreased by 9.7 percentage points due to this decrease in policyholder benefits and claims and an increase in average earned premium of 17% due to rate increases and insurance-to-value programs. Catastrophes represented 3.4% of the total loss ratio in 2003 compared to .8% in 2002, as a result of adverse weather, including Hurricane Isabel. Ongoing risk management programs, including underwriting activity, agency management, product changes and reinsurance mitigated the impact of the adverse weather. These actions offset catastrophe losses in the third quarter of 2003 by $31 million. Other policyholder benefits and claims increased by $3 million primarily due to more personal umbrella claims.

         Other expenses decreased $18 million, or 9%, to $187 million for the three months ended September 30, 2003 from $205 million for the comparable 2002 period. The expense ratio decreased to 25.5% in 2003 from 28.9% in 2002. Excluding the capitalization and amortization of DAC that are discussed below, other expenses decreased by $15 million, or 7%, to $193 million in 2003 from $208 million in 2002. This decrease is partially due to a $8 million reduction of expenses resulting from the completion of the St. Paul integration and management's focus on expenses, as well as a $7 million reduction in the cost of the New York assigned risk plan.

         Capitalization of DAC decreased by $4 million, or 3%, to $112 million for the three months ended September 30, 2003 from $116 million for the comparable 2002 period due to a change in product mix by distribution channel. Amortization of DAC decreased by $7 million, or 6%, to $106 million in 2003 from $113 million in 2002 due to a change in new business product mix by distribution channel in prior periods.

         The effective income tax rates for the three months ended September 30, 2003 and 2002 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- AUTO & HOME

         Premiums increased by $63 million, or 3%, to $2,168 million for the nine months ended September 30, 2003 from $2,105 million for the comparable 2002 period. Auto and property premiums increased by $33 million and $28 million, respectively, due to increases in average earned premium due to rate increases. These increases were 8% for auto and 17% for property. Premiums from other personal lines increased by $2 million to $41 million.

         Other revenues decreased by $4 million, or 15%, to $23 million for the nine months ended September 30, 2003 from $27 million for the comparable 2002 period. This decrease is due to fewer installment payment fees and less COLI income.

         Policyholder benefits and claims increased by $95 million, or 6%, to $1,604 million for the nine months ended September 30, 2003 from $1,509 million for the comparable 2002 period. Auto policyholder benefits and claims increased by $111 million primarily due to an increase in claims frequencies resulting largely from adverse road conditions in the first quarter of 2003 and higher losses due to adverse claims development related to prior accident years, resulting mostly from bodily injury and uninsured motorists claims. The auto loss ratio increased to 79.2% for 2003 from 73.9% in 2002. Property policyholder benefits and claims decreased by $20 million due to improved non-catastrophe claims frequencies, a reduction in the number of homeowners policies in-force, and underwriting and agency management actions. The property loss ratio decreased to 58.8% in 2003 from 66.3% in 2002. Other policyholder benefits and claims increased by $4 million primarily due to more personal umbrella claims.

         Other expenses decreased by $34 million, or 6%, to $572 million for the nine months ended September 30, 2002 from $606 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC that are discussed below, other expenses decreased by $26 million, or 5%, to $578 million in 2003 from $604 million in 2002. This decrease is partially due to a $18 million reduction in expenses resulting from the completion of the St. Paul integration and a $15 million reduction in the cost of the New York assigned risk plan. The expense ratio decreased to 26.4% in 2003 from 28.8% in 2002.

         Capitalization of DAC increased by $22 million, or 7%, to $334 million for the nine months ended September 30, 2003 from $312 million for the comparable 2002 period due to an increase in sales and an increase in average premium per policy due to rate increases. Amortization of DAC increased by $14 million, or 4%, to $328 million in 2003 from $314 million in 2002 due to an increase in new business production and an increase in average premium per policy due to rate increases in prior periods.

         The effective income tax rates for the nine months ended September 30, 2003 and 2002 differ from the corporate tax rate of 35% due to the impact of non-taxable investment income and a $7 million tax recovery recorded in the first quarter of 2003 for prior year tax overpayments on non-taxable investment income.

INTERNATIONAL

    The following table presents consolidated financial information for the International segment for the periods indicated:

                                                             THREE MONTHS          NINE MONTHS
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2003       2002      2003        2002
                                                          -------    --------   -------    --------
                                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                  $   445    $   381    $ 1,230    $ 1,030
Universal life and investment-type product policy fees         70         64        192         78
Net investment income                                         119        133        373        303
Other revenues                                                 20          2         54          8
Net investment gains (losses)                                   8          6          7         (8)
                                                          -------    -------    -------    -------
    Total revenues                                            662        586      1,856      1,411
                                                          -------    -------    -------    -------

EXPENSES
Policyholder benefits and claims                              398        352      1,042        941
Interest credited to policyholder account balances             34         32        107         52
Policyholder dividends                                         12         10         39         27
Other expenses                                                156        131        472        320
                                                          -------    -------    -------    -------
    Total expenses                                            600        525      1,660      1,340
                                                          -------    -------    -------    -------
Income from continuing operations before provision
   for income taxes                                            62         61        196         71
Provision for income taxes                                     11         16         19         28
                                                          -------    -------    -------    -------
Income from continuing operations                              51         45        177         43
Cumulative effect of change in accounting                       -         (5)         -          -
                                                          -------    -------    -------    -------
Net income                                                $    51    $    40    $   177    $    43
                                                          =======    =======    =======    =======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- INTERNATIONAL

         Premiums increased by $64 million, or 17%, to $445 million for the three months ended September 30, 2003 from $381 million for the comparable 2002 period. Chile's premiums increased by $29 million due to growth in the individual annuities business. South Korea's premiums increased by $19 million primarily due to a larger professional sales force. Spain's premiums increased by $16 million due to continued business growth and the strengthening of the Euro. These increases were partially offset by a net decrease in Mexico of $3 million attributable to the group and individual life businesses. These declines are primarily the result of anticipated actions taken by the Mexican government, adversely impacting the insurance and annuities market. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso contributed to the decline. The decreases in Mexico are partially offset by an increase in premiums due to growth in the institutional major medical and life lines of business. The remainder of the variance is attributable to minor fluctuations in several countries.

         Universal life and investment-type fees increased by $6 million, or 9%, to $70 million for the three months ended September 30, 2003 from $64 million for the comparable 2002 period. Mexico's universal life and investment-type fees increased by $8 million primarily due to an increase in contributions to the policyholders account from a large block of business. The remainder of the variance is attributable to minor fluctuations in several countries.

         Other revenues increased by $18 million, or 900% to $20 million for the three months ended September 30, 2003 from $2 million for the comparable 2002 period. Mexico's other revenue increased by $17 million primarily due to the recovery of previously uncollectable receivables and the cancellation of a reinsurance contract related to a large block of business. The remainder of the variance is attributable to minor fluctuations in several countries.

         Policyholder benefits and claims increased by $46 million, or 13%, to $398 million for the three months ended September 30, 2003 from $352 million for the comparable 2002 period. Chile's, South Korea's and Spain's policyholder benefits and claims increased by $21 million, $18 million and $14 million, respectively, commensurate with the aforementioned premium increases. In addition, the strengthening of the Euro contributed to the increase in Spain. These increases are partially offset by a net decrease in

Mexico's policyholder benefits and claims of $12 million which is commensurate with the premium variance discussed above and the weakening of the peso. The remainder of the variance is attributable to minor fluctuations in several countries.

         Interest credited to policyholder account balances increased by $2 million, or 6%, to $34 million for the three months ended September 30, 2003 from $32 million for the comparable 2002 period. This variance is primarily due to an increase of the average policyholder fund balances in Mexico.

         Policyholder dividends increased by $2 million or 20% to $12 million for the three months ended September 30, 2003 from $10 million for the comparable 2002 period. This variance is primarily attributable to a $1 million increase in Mexico's private institutional line of business and minor fluctuations in several countries.

         Other expenses increased by $25 million, or 19%, to $156 million for the three months ended September 30, 2003 from $131 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC which are discussed below, other expenses increased by $20 million, or 12%, to $187 million in 2003 from $167 million in 2002. South Korea's expenses increased by $12 million as a result of new business growth and general expansion of operations. Spain's other expenses increased by $5 million primarily due to an increase in commissions from higher sales in investment-type products. These increases are partially offset by a decrease of $3 million in Mexico due to the weakening of the peso. The remainder of the variance is attributable to minor fluctuations in several countries.

         Capitalization of DAC increased by $12 million, or 20%, to $72 million for the three months ended September 30, 2003 from $60 million for comparable 2002 period. This increase is primarily due to higher sales in Spain's investment-type products, Mexico's individual universal life and group life businesses and South Korea's variable universal life business. The remainder of the variance is attributable to minor fluctuations in several countries. Amortization of DAC increased by $17 million, or 71%, to $41 million for the three months ended September 30, 2003 from $24 million for the comparable 2002 period. Mexico's amortization of DAC increased by $10 million primarily due to an increase in the amortization of the value of business acquired related to a change in reserve methodology in the second quarter of 2003. Taiwan's amortization of DAC increased by $5 million primarily as the result of refinements made to the DAC models during the comparable 2002 period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- INTERNATIONAL

         Premiums increased by $200 million, or 19%, to $1,230 million for the nine months ended September 30, 2003 from $1,030 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $255 million to this increase. Partially offsetting this is a decline of $108 million attributable to a non-recurring sale of an annuity contract in the first quarter of 2002 in Canada. Excluding these items, premiums increased by $53 million, or 5%, from the comparable 2002 period. Excluding the effects of the acquisition, South Korea's premiums increased by $68 million primarily due to a larger professional sales force and new business growth. Chile's premiums increased by $31 million mainly due to higher sales in the individual annuities business. Spain's premiums increased by $26 million primarily due to business growth and the strengthening of the Euro. Taiwan's premiums increased by $12 million primarily due to increased renewals in the individual life business. These increases are partially offset by a decrease of $92 million in Mexico's premiums primarily attributable to decreases in both the group and individual life businesses. These declines are primarily the result of anticipated actions taken by the Mexican government, adversely impacting the insurance and annuities market. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso contributed to this decline. These unfavorable variances in Mexico are partially offset by growth in the institutional, major medical and life lines of business. The remainder of the variance is attributable to minor fluctuations in several countries.

         Universal life and investment type-product policy fees increased by $114 million, or 146%, to $192 million for the nine months ended September 30, 2003 from $78 million for the comparable 2002 period The acquisition of Hidalgo in June 2002 accounted for $102 million of this increase. Excluding this acquisition, universal life and investment type-product policy fees increased $12 million, or 15%, from the comparable 2002 period. Mexico's universal life and investment type-product policy fees increased by $8 million primarily due to an increase in contributions to the policyholders account from a large block of business. South Korea's universal life and investment type-product policy fees increased by $6 million largely due to a new variable universal life product launched in 2003. The remainder of the variance is attributable to minor fluctuations in several countries.

         Other revenues increased by $46 million, or 575%, to $54 million for the nine months ended September 30, 2003 from $8 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $28 million to this increase. Excluding the impact of this acquisition, other revenues increased by $18 million, or 225%, from the comparable 2002 period. Mexico's other revenue increased by $15 million, primarily due to the recovery of previously uncollectable receivables and the cancellation of a reinsurance contract related to a large block of business. The remainder of the variance is attributable to minor fluctuations in several countries.

         Policyholder benefits and claims increased by $101 million, or 11%, to $1,042 million for the nine months ended September 30, 2003 from $941 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $256 million to this increase. Partially offsetting this is a decrease of $108 million for the aforementioned non-recurring sale of an annuity contract during the first quarter of 2002. Excluding these items, policyholder benefits and claims decreased by $47 million, or 5%, from the comparable 2002 period. Mexico's policyholder benefits and claims decreased by $183 million primarily as a result of a reduction in policyholder liabilities related to a change in reserve methodology in the second quarter of 2003, as well as the impact of the overall premium decreases discussed above. South Korea's, Spain's, Chile's and Taiwan's policyholder benefits and claims increased by $54 million, $31 million, $34 million and $5 million, respectively, commensurate with the overall premium increases discussed above, and the strengthening of the Euro in Spain. Brazil's policyholder benefits increased by $5 million primarily due to higher claims in 2003. The remainder of the variance is attributable to minor fluctuations in several countries.

         Interest credited to policyholder account balances increased by $55 million, or 106%, to $107 million for the nine months ended September 30, 2003 from $52 million for the comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $50 million to this increase. Excluding this acquisition, interest credited increased by $5 million, or 10%, from the comparable 2002 period. Spain's interest credited increased by $4 million due to the strengthening of the Euro. Mexico's interest credited increased by $3 million due to an increase in the average policyholder fund balances. The remainder of the variance is attributable to minor fluctuations in several countries.

         Policyholder dividends increased by $12 million, or 44%, to $39 million for the nine months ended September 30, 2003 from $27 million for the comparable 2002 period. This increase is primarily attributable to the acquisition of Hidalgo in June 2002.

         Other expenses increased by $152 million, or 48%, to $472 million for the nine months ended September 30, 2003 from $320 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC that are discussed below, other expenses increased by $130 million, or 34%, to $517 million in 2003 from $387 million in 2002. The acquisition of Hidalgo in June 2002 contributed $97 million to the current period result. Excluding this acquisition, other expenses increased $33 million, or 9%, from the comparable 2002 period. South Korea's other expenses increased by $32 million primarily a result of new business growth and general expansion of operations. Spain's other expenses increased by $15 million primarily due to higher commissions on sales of investment-type products, as well as the strengthening of the Euro. These increases were partially offset by a decrease in Mexico's other expenses of $17 million primarily due to lower headcount and the weakening of the peso. The remainder of the variance is attributable to minor fluctuations in several countries.

         Capitalization of DAC increased by $57 million, or 41%, to $197 million for the nine months ended September 30, 2003 from $140 million for comparable 2002 period. The acquisition of Hidalgo in June 2002 contributed $41 million to this variance. Excluding this acquisition, capitalization of DAC increased by $16 million, or 11% from the comparable 2002 period. This variance is due to higher sales of Spain's investment-type products of $22 million and South Korea's variable universal life business of $9 million. Taiwan's capitalization of DAC decreased by $4 million primarily as a result of lower first year premiums. Argentina's capitalization of DAC decreased by $5 million primarily due to the results of refinements in the DAC model in the current period. Hong Kong's capitalization of DAC decreased by $5 million due to lower brokerage sales. The remainder of the variance is attributable to small fluctuations in several countries. Amortization of DAC increased by $79 million, or 108%, to $152 million for the nine months ended September 30, 2003 from $73 million for comparable 2002 period. The acquisition of Hidalgo contributed $21 million to this variance. Excluding this acquisition, amortization of DAC increased by $58 million, or 79% from the comparable 2002 period. Mexico's amortization of DAC increased by $59 million commensurate with the aforementioned change in reserve methodology. Taiwan's amortization of DAC increased by $3 million primarily due to refinements in the DAC model in the prior year. The remainder of the variance is attributable to small fluctuations in several countries.

         Income tax decreased by $9 million, or 32%, to $19 million for the nine months ended September 30, 2003 from $28 million for the comparable 2002 period. As a result of the merger of the Company's Mexican operation, the Company recorded a tax benefit of $40 million for the reduction of deferred tax valuation allowances.

REINSURANCE

         The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                         THREE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      -------------------    -------------------
                                                       2003        2002        2003       2002
                                                      -------    --------    -------    --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums                                              $   579    $    461    $ 1,719    $  1,408
Net investment income                                     122          95        353         296
Other revenues                                             11          16         35          35
Net investment gains                                        5           4          6           6
                                                      -------    --------    -------    --------
   Total revenues                                         717         576      2,113       1,745
                                                      -------    --------    -------    --------
EXPENSES
Policyholder benefits and claims                          465         337      1,353       1,111
Interest credited to policyholder account balances         47          31        135          97
Policyholder dividends                                      5           6         16          17
Other expenses                                            170         163        516         411
                                                      -------    --------    -------    --------
   Total expenses                                         687         537      2,020       1,636
                                                      -------    --------    -------    --------
Income before provision for income taxes                   30          39         93         109
Provision for income taxes                                 11          14         32          39
                                                      -------    --------    -------    --------
Net income                                            $    19    $     25    $    61    $     70
                                                      =======    ========    =======    ========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- REINSURANCE

         Premiums increased by $118 million, or 26%, to $579 million for the three months ended September 30, 2003 from $461 million for the comparable 2002 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and United Kingdom reinsurance operations, all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

         Other revenues decreased by $5 million, or 31%, to $11 million for the three months ended September 30, 2003 from $16 million for the comparable 2002 period. Fees earned on financial reinsurance can vary period to period depending on the level of surplus relief provided to ceding companies.

         Policyholder benefits and claims increased by $128 million, or 38%, to $465 million for the three months ended September 30, 2003 from $337 million for the comparable 2002 period. As a percentage of premiums, policyholder benefits and claims increased to 80% for the three months ended September 30, 2003 from 73% for the comparable 2002 period. Adverse mortality in the U.S. traditional business was the primary reason for the increase in this ratio. The U.S. traditional business reported favorable mortality experience in the prior-period quarter. Claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

         Interest credited to policyholder account balances increased by $16 million, or 52%, to $47 million for the three months ended September 30, 2003 from $31 million for the comparable 2002 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts, such as annuities, and certain cash-value contracts. This increase in expense can be attributed to the addition of several new annuity transactions during the fourth quarter of 2002 and new deposits on existing annuity treaties. The crediting rate on certain blocks of annuities is based on the performance of the underlying assets.

         Policyholder dividends were essentially unchanged at $5 million for the three months ended September 30, 2003 from $6 million for the comparable 2002 period.

     Other expenses increased by $7 million, or 4%, to $170 million for the three months ended September 30, 2003 from $163 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC that are discussed below, other expenses increased by $64 million, or 33%, to $260 million in 2003 from $196 million in 2002 due to a $63 million increase in allowances paid on assumed reinsurance, particularly on certain high commission business in the United Kingdom.

         Capitalization of DAC increased by $37 million, or 29%, to $165 million for the three months ended September 30, 2003 from $128 million for the comparable 2002 period due to an increase in the amount of high-allowance business written in the respective periods, particularly in the United Kingdom. Amortization of DAC decreased by $20 million, or 21%, to $75 million in 2003 from $95 million in 2002. The capitalization and amortization of DAC can fluctuate significantly due to the mix of business, including the type of product being reinsured, form of the reinsurance treaty and geographic region.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- REINSURANCE

         Premiums increased by $311 million, or 22%, to $1,719 million for the nine months ended September 30, 2003 from $1,408 million for the comparable 2002 period. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and United Kingdom reinsurance operations, all contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

         Other revenues were unchanged at $35 million for both the nine months ended September 30, 2003 and 2002.

         Policyholder benefits and claims increased by $242 million, or 22%, to $1,353 million for the nine months ended September 30, 2003 from $1,111 million for the comparable 2002 period. Policyholder benefits and claims were approximately 79% of premiums for the first nine months of 2003 and 2002. Claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

         Interest credited to policyholder account balances increased by $38 million, or 39%, to $135 million for the nine months ended September 30, 2003 from $97 million for the comparable 2002 period. Interest credited to policyholder account balances relates to amounts credited on deposit-type contracts, such as annuities, and certain cash-value contracts. This increase in expense can be attributed to the addition of several new annuity transactions during the fourth quarter of 2002 and new deposits on existing annuity treaties. The crediting rate on certain blocks of annuities is based on the performance of the underlying assets.

     Policyholder dividends were essentially unchanged at $16 million for the nine months ended September 30, 2003 from $17 million for the comparable 2002 period.

         Other expenses increased by $105 million, or 26%, to $516 million for the nine months ended September 30, 2003 from $411 million for the comparable 2002 period. Excluding the capitalization and amortization of DAC that are discussed below, other expenses increased by $221 million, or 42%, to $752 million in 2003 from $531 million in 2002 primarily due to a $192 million increase in allowances paid on assumed reinsurance, particularly on certain high commission businesses in the United Kingdom.

         Capitalization of DAC increased by $153 million, or 50%, to $456 million for the nine months ended September 30, 2003 from $303 million for the comparable 2002 period due to due to an increase in the amount of high-allowance business written in the respective periods, particularly in the United Kingdom. Amortization of DAC increased by $37 million, or 20%, to $220 million in 2003 from $183 million in 2002. The capitalization and amortization of DAC can fluctuate significantly due to the mix of business, including the type of product being reinsured, form of the reinsurance treaty and geographic region.

ASSET MANAGEMENT

         The following table presents consolidated financial information for the Asset Management segment for the periods indicated:

                                               THREE MONTHS          NINE MONTHS
                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                            -------------------   -------------------
                                             2003       2002       2003        2002
                                            -------    -------    -------    --------
                                                     (DOLLARS IN MILLIONS)
REVENUES
Net investment income                       $    17    $    17    $    49    $    46
Other revenues                                   36         37        102        127
Net investment gains (losses)                     2          -         10         (4)
                                            -------    -------    -------    -------
    Total revenues                               55         54        161        169
                                            -------    -------    -------    -------

OTHER EXPENSES                                   47         53        134        162
                                            -------    -------    -------    -------

Income before provision for income taxes          8          1         27          7
Provision for income taxes                        2          1         10          3
                                            -------    -------    -------    -------
Net income                                  $     6    $     -    $    17    $     4
                                            =======    =======    =======    =======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- ASSET MANAGEMENT

         Other revenues, which primarily consist of management and advisory fees from third parties, decreased $1 million, or 3%, to $36 million for the three months ended September 30, 2003 from $37 million for the comparable 2002 period. This decrease is primarily the result of lower average assets under management on which these fees are earned.

         Other expenses decreased by $6 million, or 11%, to $47 million for the three months ended September 30, 2003 from $53 million for the comparable 2002 period. This decrease is largely attributable to staff reductions in the third and fourth quarters of 2002 and reductions in incentive compensation. In addition, there was a reduction in expenses due to lower average assets under management. These decreases were partially offset by an increase in general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- ASSET MANAGEMENT

         Other revenues, which primarily consist of management and advisory fees from third parties, decreased $25 million, or 20% to $102 million for the nine months ended September 30, 2003 from $127 million for the comparable 2002 period. This decrease is primarily the result of lower average assets under management on which these fees are earned. In addition, performance fees earned during 2003 on certain investment products were lower than in the comparable 2002 period.

         Other expenses decreased by $28 million, or 17%, to $134 million for the nine months ended September 30, 2003 from $162 million for the comparable 2002 period. This decrease is largely due to staff reductions in the third and fourth quarters of 2002, and reductions in incentive compensation. Additionally, expenses declined as a result of lower average assets under management. The remainder of the variance is due to a decrease in general and administrative expenses.

CORPORATE & OTHER

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002 -- CORPORATE & OTHER

         Other revenues increased by $13 million, or 260%, to $18 million for the three months ended September 30, 2003 from $5 million for the comparable 2002 period. This variance is primarily due to the amortization of a deferred gain related to a property sale and leaseback transaction. The Company anticipates that the deferred gain will be amortized into income through 2005. The remainder of the change is due to an increase in the elimination of intersegment activity.

         Other expenses decreased by $62 million, or 57%, to $47 million for the three months ended September 30, 2003 from $109 million for the comparable 2002 period. This variance is primarily due to a $44 million reduction in legal expenses, primarily due to a reduction of a previously established liability related to the Company's race conscious underwriting settlement. In addition, $5 million of the decrease in other expenses is attributable to the remeasurement of the asbestos insurance recoverable and the amortization of the deferred gain on asbestos insurance, both of which are impacted by equity market performance. The remainder of the change is due to an increase in the elimination of intersegment activity.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002 -- CORPORATE & OTHER

         Other revenues increased by $19 million, or 73%, to $45 million for the nine months ended September 30, 2003 from $26 million for the comparable 2002 period. This variance is primarily due to the amortization of a deferred gain related to a property sale and leaseback transaction. The Company anticipates that the deferred gain will be amortized into income through 2005. The remainder of the change is due to an increase in the elimination of intersegment activity.

         Other expenses decreased by $153 million, or 45%, to $188 million for the nine months ended September 30, 2003 from $341 million for the comparable 2002 period. The 2003 period includes a $144 million reduction of a previously established liability related to the Company's race conscious underwriting settlement. The 2002 period includes a $55 million charge to cover costs associated with the resolution of a federal government investigation of General American's former Medicare business and a $46 million reduction of a previously established liability for settlement death benefits related to the sales practices class action settlement recorded in 1999. In addition, $20 million of the decrease in other expenses is attributable to the remeasurement of the asbestos insurance recoverable and the amortization of the deferred gain on asbestos insurance, both of which are impacted by equity market performance. These decreases were partially offset by a $38 million increase in interest expense related to the Company's long-term debt activities in the fourth quarter of 2002 and the first quarter of 2003. The remainder of the change is due to an increase in the elimination of intersegment activity.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

         CAPITAL

         Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At September 30, 2003, MetLife, Inc. and its insured depository institution subsidiary were in compliance with the aforementioned guidelines.

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

         LIQUIDITY SOURCES

         Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under the New York Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of
(i) 10% of its statutory surplus as of the immediately preceding calendar year; and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. In addition, the Holding Company receives dividends from its other subsidiaries. The Holding Company's other insurance subsidiaries are also subject to restrictions on the payment of dividends to their respective parent companies.

         The dividend limitation is based on statutory financial results. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

         Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable equity and fixed maturity securities. Liquid assets exclude assets relating to securities lending and dollar roll activity. At September 30, 2003 and December 31, 2002, the Holding Company had $1,540 million and $597 million in liquid assets, respectively.

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

         At September 30, 2003, the Holding Company did not have short-term debt outstanding. At December 31, 2002, the Holding Company had $249 million in short-term debt outstanding. At both September 30, 2003 and December 31, 2002, the Holding Company had $3.3 billion in long-term debt outstanding.

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

         Credit Facilities. The Holding Company maintains a committed and unsecured credit facility, which expires in 2005, for approximately $1.25 billion that it shares with Metropolitan Life and MetLife Funding, Inc. ("MetLife Funding"). In April 2003, Metropolitan Life and MetLife Funding replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility and the Holding Company was added as a borrower. Drawdowns under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At September 30, 2003, none of the Holding Company, Metropolitan Life or MetLife Funding had drawn against these credit facilities.

         LIQUIDITY USES

         The primary uses of liquidity of the Holding Company include cash dividends on common stock, service on debt, contributions to subsidiaries, payment of general operating expenses and the repurchase of the Holding Company's common stock.

         Dividends. In October of 2003, the Holding Company declared an annual dividend for 2003 of $0.23 per share. The 2003 dividend will represent an increase of $0.02 per share from the 2002 annual dividend of $0.21 per share. Dividends, if any, in any year will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium- and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies.

         Capital Contributions to Subsidiaries. During the nine months ended September 30, 2003, the Holding Company contributed an aggregate of $127 million to various subsidiaries. There were no contributions from the Holding Company to its subsidiaries during the nine months ended September 30, 2002.

         Share Repurchase. On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company did not acquire any shares of common stock during the nine months ended September 30, 2003. The Holding Company acquired 15,244,492 shares of common stock for $471 million during the nine months ended September 30, 2002. At September 30, 2003, the Holding Company had approximately $806 million remaining on its existing share repurchase authorization. Any repurchases during the remainder of 2003 will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock.

         On November 6, 2003, RGA announced that it would sell 10,500,000 shares of its common stock at $36.65 per share. MetLife, Inc. has indicated that it and certain of its affiliates are interested in purchasing 3,000,000 shares of the common stock being offered by RGA at $36.65 per share, for a total purchase price of approximately $110 million. Assuming the underwriters of the offering do not exercise their over-allotment option to purchase an additional 1,575,000 shares, immediately after the completion of the offering, MetLife will own approximately 53.4% of RGA's outstanding common stock.

         Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level Risk-Based Capital ("RBC"), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At September 30, 2003, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

         The Holding Company has agreed to make capital contributions, in any event not to exceed $120 million, to MIAC in the aggregate amount of the excess of: (i) the debt service payments required to be made, and the capital expenditure payments required to be made or reserved for, in connection with the affiliated borrowings arranged in December 2001 to fund the purchase by MIAC of certain real estate properties from Metropolitan Life during the two year period following the date of the borrowings, over (ii) the cash flows generated by these properties.

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

         Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable equity and fixed maturity securities. Liquid assets exclude assets relating to securities lending and dollar roll activity. At September 30, 2003 and December 31, 2002, the Company had $121 billion and $108 billion in liquid assets, respectively.

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

         At September 30, 2003 and December 31, 2002, the Company had $2,935 million and $1,161 million in short-term debt outstanding, respectively, and $5,703 million and $4,425 million in long-term debt outstanding, respectively. See "-- The Holding Company -- Global Funding Sources." On November 1, 2003, the Company redeemed all the outstanding $300 million 7.45% Surplus Notes scheduled to mature on November 1, 2023 at a redemption price of $311 million.

         MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At September 30, 2003 and December 31, 2002, MetLife Funding had a tangible net worth of $10.7 million. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At September 30, 2003 and December 31, 2002, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $940 million and $400 million, respectively, consisting primarily of commercial paper.

         Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2004, $1.3 billion expiring in 2005 and $175 million expiring in 2006). In April 2003, the Company replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility. In May 2003, the Company replaced an expiring $140 million three-year credit facility with a $175 million three-year credit facility, which expires in 2006. If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper programs. At September 30, 2003, the Company had drawn approximately $45 million under two of the three facilities expiring in 2005 at interest rates ranging from 4.08% to 5.38% and another approximately $50 million under a facility expiring in 2006 at an interest rate of 1.69%.

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

         The following table summarizes the Company's major contractual obligations (other than those arising from its ordinary product and investment purchase activities) as of September 30, 2003:

       CONTRACTUAL OBLIGATIONS                 TOTAL      2003       2004       2005       2006       2007     THEREAFTER
       -----------------------                -------    -------    -------    -------    -------    -------   ----------
                                                                         (DOLLARS IN MILLIONS)
Long-term debt (1)                            $ 5,717    $   406    $   134    $ 1,418    $   663    $    39    $ 3,057
Partnership investments (2)                     1,511      1,511          -          -          -          -          -
Operating leases                                1,541         53        193        176        156        135        828
Mortgage commitments                            1,116        987        129          -          -          -          -
Shares subject to mandatory redemption (1)        350          -          -          -          -          -        350
                                              -------    -------    -------    -------    -------    -------    -------
  Total                                       $10,235    $ 2,957    $   456    $ 1,594    $   819    $   174    $ 4,235
                                              =======    =======    =======    =======    =======    =======    =======

--------------------

(1) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include related premiums and discounts.

(2) The Company anticipates that these amounts could be invested in these partnerships any time over next five years, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

         On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was $15 million at September 30, 2003. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

         Letters of Credit. At September 30, 2003 and December 31, 2002, the Company had outstanding approximately $751 million and $625 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

         Support Agreements. In addition to the support agreements described above, Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with NELICO. Under the agreement, Metropolitan Life agreed without limitation as to the amount to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At September 30, 2003, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

         In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"). Under the agreement, Metropolitan Life agreed without limitation as to amount to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At September 30, 2003, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

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

         General American has agreed to guarantee the obligations of its subsidiary, Paragon Life Insurance Company, and certain obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At September 30, 2003, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2002.

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

         Based on management's analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make dividend payments on its common stock, pay all operating expenses and meet its other obligations. The nature of the Company's diverse product portfolio and customer base lessen the likelihood that normal operations will result in any significant strain on liquidity.

         Consolidated cash flows. Net cash provided by operating activities was $5,043 million and $2,427 million for the nine months ended September 30, 2003 and 2002, respectively. The $2,616 million increase in net cash provided by operating activities in 2003 over the comparable 2002 period is primarily attributable to sales growth in the group life, dental, disability and long-term care businesses, as well as higher sales in retirement and savings' structured settlement products. In addition, growth in MetLife Bank's customer deposits, accelerated prepayments of mortgage-backed securities that have previously been purchased at a premium, an increase in funds withheld related to reinsurance activity and a decrease in the funding of COLI policies contributed to the increase in operating cash flows.

         Net cash used in investing activities was $12,277 million and $9,909 million for the nine months ended September 30, 2003 and 2002, respectively. The $2,368 million increase in net cash used in investing activities in 2003 over the comparable 2002 period is primarily attributable to an increase in the purchase of fixed maturities and commercial mortgage loan origination as well as an increase in the amount of securities lending cash collateral invested, which resulted from an expansion of the program. In addition, the 2002 period included the proceeds from a significant sale of a block of equity securities. These items were partially offset by the June 2002 acquisition of Hidalgo.

         Net cash provided by financing activities was $10,283 million and $3,656 million for the nine months ended September 30, 2003 and 2002, respectively. The $6,627 million increase in net cash provided by financing activities in 2003 over the comparable 2002 period is due to a $3,527 million net increase in policyholder account balances primarily from sales of annuity products and the issuance of $1,251 million in short-term debt related to dollar roll activity. In 2003, the Company received $1,006 million on the settlement of common stock purchase contracts, as compared to stock repurchases of $471 million in the comparable 2002 period.

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

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as a liability or, in certain circumstances, an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150, as of July 1, 2003, required the Company to reclassify $277 million of company-obligated mandatorily redeemable securities of subsidiary trusts from mezzanine equity to liabilities, as reflected in its unaudited interim condensed consolidated financial statements.

         In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 was effective October 1, 2003. The Company believes that the impact of the adoption of Issue B36 will be insignificant. However, management continues to validate its models and refine its assumptions. Additionally, industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

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

         During 2003, the Company adopted or applied the following accounting standards and/or interpretations: (i) FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; (ii) SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure; (iii) SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and (iv) SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. None of the accounting standards and/or interpretations described in this paragraph had a significant impact on the Company's unaudited interim condensed consolidated financial statements.

         Effective February 1, 2003, the Company adopted FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), as amended. Effective October 9, 2003, FASB Staff Position No. 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" deferred the effective date of FIN 46 for variable interests held by a public entity in a variable interest entity ("VIE") that was created before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE under FIN 46. FIN 46 defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. It requires the consolidation of the VIE by the primary beneficiary. The adoption of FIN 46 requires the Company to include disclosures for VIEs created or acquired on or after February 1, 2003 in its unaudited interim condensed consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company's interests in VIEs. See "Investments - Variable Interest Entities." The Company is in the process of assessing the impact of the provisions of FIN 46 on its consolidated financial statements for the year ending December 31, 2003 for VIEs created or acquired prior to February 1, 2003.

INVESTMENTS

         The Company had total cash and invested assets at September 30, 2003 and December 31, 2002 of $216.3 billion and $190.7 billion, respectively. In addition, the Company had $70.0 billion and $59.7 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of September 30, 2003 and December 31, 2002, respectively.

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

         The following table summarizes the Company's cash and invested assets at:

                                                                                SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                                              ----------------------      ----------------------
                                                                              CARRYING         % OF       CARRYING         % OF
                                                                               VALUE          TOTAL        VALUE          TOTAL
                                                                              --------        ------      --------        ------
                                                                                             (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value                            $159,940          73.9%     $140,288          73.6%
Mortgage loans on real estate                                                   25,535          11.8        25,086          13.2
Policy loans                                                                     8,668           4.0         8,580           4.5
Cash and cash equivalents                                                        5,372           2.5         2,323           1.2
Real estate and real estate joint ventures held-for-investment                   4,724           2.2         3,926           2.1
Other invested assets                                                            4,617           2.1         3,727           1.9
Equity securities and other limited partnership interests                        4,109           1.9         4,008           2.1
Short-term investments                                                           2,718           1.3         1,921           1.0
Real estate held-for-sale                                                          640           0.3           799           0.4
                                                                              --------         -----      --------         -----
   Total cash and invested assets                                             $216,323         100.0%     $190,658         100.0%
                                                                              ========         =====      ========         =====

VARIABLE INTEREST ENTITIES

         Effective February 1, 2003, FIN 46 established new accounting guidance relating to the consolidation of VIEs. Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE under FIN 46. The Company currently consolidates VIEs created or acquired on or after February 1, 2003 for which it is the primary beneficiary. At December 31, 2003, the Company will consolidate those entities created before February 1, 2003 for which it is the primary beneficiary.

         The following table presents the total assets of and maximum exposure to loss relating to VIEs of which the Company has concluded that it is the primary beneficiary and which will be consolidated in the Company's financial statements beginning December 31, 2003:

                                                 SEPTEMBER 30, 2003
                                          --------------------------------
                                            TOTAL         MAXIMUM EXPOSURE
                                          ASSETS (1)         TO LOSS (2)
                                          ----------      ----------------
                                               (DOLLARS IN MILLIONS)
Real estate joint ventures (3)               $571               $237
Other limited partnerships (4)                 27                 27
                                             ----               ----
     Total                                   $598               $264
                                             ====               ====

------------

(1) The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss relating to real estate joint ventures and other limited partnerships is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3) Real estate joint ventures include partnerships and other ventures, which engage in the acquisition, development, management and disposal of real estate investments.

(4) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for Federal tax credits.

         Had the Company consolidated these VIEs at September 30, 2003, the transition adjustments would have been $4 million, net of income tax. The following table presents the total assets of and the maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary:

                                                                                      SEPTEMBER 30, 2003
                                                                              ----------------------------------
                                                                                 TOTAL          MAXIMUM EXPOSURE
                                                                                ASSETS             TO LOSS (1)
                                                                              -----------       ----------------
                                                                                     (DOLLARS IN MILLIONS)
Asset-backed securitizations and collateralized debt obligations (2)          $       101          $        14
Other limited partnerships (3)                                                        420                   10
Real estate joint ventures (3)                                                         57                   50
                                                                              -----------          -----------
    Total                                                                     $       578          $        74
                                                                              ===========          ===========

-------------

(1) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnerships and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments reduced by amounts guaranteed by other partners.

(2) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of September 30, 2003.

(3) The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

         Due to the complexity of the judgments and interpretations required in the application of FIN 46 to the Company's collateralized debt obligations, the Company is continuing to evaluate certain entities for consolidation and/or disclosure under FIN 46. At September 30, 2003, the fair value of the assets of the entities still under evaluation is approximately $1.3 billion. The Company's maximum exposure to loss related to these entities at September 30, 2003 is approximately $5 million.

INVESTMENT RESULTS

         Net investment income, including net investment income from discontinued operations, on general account cash and invested assets totaled $2,914 million and $2,839 million for the three months ended September 30, 2003 and 2002, respectively, and $8,702 million and $8,489 million for the nine months ended September 30, 2003 and 2002, respectively. The annualized yields on general account cash and invested assets, including net investment income from discontinued operations and excluding all net investment gains and losses, were 6.47% and 7.13% for the three months ended September 30, 2003 and 2002, respectively, and 6.66% and 7.18% for the nine months ended September 30, 2003 and 2002, respectively.

         The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and nine months ended September 30, 2003 and 2002:

                                                   AT OR FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------
                                                            2003                     2002
                                                   ----------------------    --------------------
                                                   YIELD(1)      AMOUNT      YIELD(1)    AMOUNT
                                                   --------     ---------    --------   ---------
                                                                (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income                                   6.83%       $  2,140       7.45%    $  2,032
Net investment gains (losses)                                        (23)                   (323)
                                                                --------                --------
   Total                                                        $  2,117                $  1,709
                                                                --------                --------
Ending assets                                                   $159,940                $132,906
                                                                --------                --------
MORTGAGE LOANS ON REAL ESTATE:(3)
Investment income                                   7.37%       $    468       7.68%    $    457
Net investment gains (losses)                                        (36)                      -
                                                                --------                --------
   Total                                                        $    432                $    457
                                                                --------                --------
Ending assets                                                   $ 25,535                $ 23,885
                                                                --------                --------
REAL ESTATE AND REAL ESTATE JOINT
   VENTURES:(4)
Investment income, net of expenses                 10.17%       $    127      10.99%    $    160
Net investment gains (losses)                                         10                     (10)
                                                                --------                --------
   Total                                                        $    137                $    150
                                                                --------                --------
Ending assets                                                   $  5,364                $  5,663
                                                                --------                --------
POLICY LOANS:
Investment income                                   6.54%       $    141       6.66%    $    139
                                                                --------                --------
Ending assets                                                   $  8,668                $  8,366
                                                                --------                --------
EQUITY SECURITIES AND OTHER LIMITED
   PARTNERSHIP INTERESTS:(5)
Investment income                                  (1.42%)      $    (14)      2.05%    $     19
Net investment gains (losses)                                         (6)                      4
                                                                --------                --------
   Total                                                        $    (20)               $     23
                                                                --------                --------
Ending assets                                                   $  4,109                $  3,959
                                                                --------                --------
CASH, CASH EQUIVALENTS AND SHORT-TERM
   INVESTMENTS:
Investment income                                   1.95%       $     35       3.68%    $     49
Net investment gains (losses)                                          -                       -
                                                                --------                --------
   Total                                                        $     35                $     49
                                                                --------                --------
Ending assets                                                   $  8,090                $  6,305
                                                                --------                --------
OTHER INVESTED ASSETS:(6)
Investment income                                   7.59%       $     84       5.44%    $     44
Net investment gains (losses)                                        (96)                     43
                                                                --------                --------
   Total                                                        $    (12)               $     87
                                                                --------                --------
Ending assets                                                   $  4,617                $  3,214
                                                                --------                --------
TOTAL INVESTMENTS:
Investment income before expenses and fees          6.62%       $  2,981       7.28%    $  2,900
Investment expenses and fees                       (0.15%)           (67)     (0.15%)        (61)
                                                   -----        --------      -----     --------
Net investment income                               6.47%       $  2,914       7.13%    $  2,839
Net investment gains (losses)                                       (151)                   (286)
Adjustments to investment gains (losses)(7)                           39                      16
                                                                --------                --------
   Total                                                        $  2,802                $  2,569
                                                                ========                ========

                                                   AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
                                                           2003                    2002
                                                   --------------------    ---------------------
                                                   YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                                   --------    --------    --------    ---------
                                                               (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income                                    6.89%     $  6,257      7.51%     $  5,984
Net investment gains (losses)                                      (215)                   (698)
                                                               --------                --------
   Total                                                       $  6,042                $  5,286
                                                               --------                --------
Ending assets                                                  $159,940                $132,906
                                                               --------                --------
MORTGAGE LOANS ON REAL ESTATE:(3)
Investment income                                    7.45%     $  1,410      7.82%     $  1,391
Net investment gains (losses)                                       (58)                    (22)
                                                               --------                --------
   Total                                                       $  1,352                $  1,369
                                                               --------                --------
Ending assets                                                  $ 25,535                $ 23,885
                                                               --------                --------
REAL ESTATE AND REAL ESTATE JOINT
   VENTURES:(4)
Investment income, net of expenses                  10.51%     $    379     11.13%     $    484
Net investment gains (losses)                                        96                     (26)
                                                               --------                --------
   Total                                                       $    475                $    458
                                                               --------                --------
Ending assets                                                  $  5,364                $  5,663
                                                               --------                --------
POLICY LOANS:
Investment income                                    6.49%     $    419      6.52%     $    407
                                                               --------                --------
Ending assets                                                  $  8,668                $  8,366
                                                               --------                --------
EQUITY SECURITIES AND OTHER LIMITED
   PARTNERSHIP INTERESTS:(5)
Investment income                                    2.43%     $     72      2.60%     $     78
Net investment gains (losses)                                       (76)                    246
                                                               --------                --------
   Total                                                       $     (4)               $    324
                                                               --------                --------
Ending assets                                                  $  4,109                $  3,959
                                                               --------                --------
CASH, CASH EQUIVALENTS AND SHORT-TERM
   INVESTMENTS:
Investment income                                    2.93%     $    141      3.75%     $    170
Net investment gains (losses)                                        (4)                      1
                                                               --------                --------
   Total                                                       $    137                $    171
                                                               --------                --------
Ending assets                                                  $  8,090                $  6,305
                                                               --------                --------
OTHER INVESTED ASSETS:(6)
Investment income                                    6.95%     $    216      5.87%     $    146
Net investment gains (losses)                                      (118)                   (158)
                                                               --------                --------
   Total                                                       $     98                $    (12)
                                                               --------                --------
Ending assets                                                  $  4,617                $  3,214
                                                               --------                --------
TOTAL INVESTMENTS:
Investment income before expenses and fees           6.81%     $  8,894      7.33%     $  8,660
Investment expenses and fees                        (0.15%)        (192)    (0.15%)        (171)
                                                    -----      --------     -----      --------
Net investment income                                6.66%     $  8,702      7.18%     $  8,489
Net investment gains (losses)                                      (375)                   (657)
Adjustments to investment gains (losses)(7)                          77                     102
                                                               --------                --------
   Total                                                       $  8,404                $  7,934
                                                               ========                ========

----------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $893 million and $793 million at September 30, 2003 and 2002, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

(3) Investment income from mortgage loans on real estate includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $48 million and $52 million for the three months ended September 30, 2003 and 2002, respectively, and $136 million and $166 million for the nine months ended September 30, 2003 and 2002, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $15 million and $42 million for the three months ended September 30, 2003 and 2002, respectively, and $42 million and $126 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are net of depreciation of $4 million and $15 million for the three months ended September 30, 2003 and 2002, respectively, and $15 million and $58 million for the nine months ended September 30, 2003 and 2002, respectively. Net investment gains (losses) include $8 million and $99 million of gains classified as discontinued operations for the three months and nine months ended September 30, 2003, respectively. Net investment gains (losses) includes ($1) million and ($9) million of losses classified as discontinued operations for the three months and nine months ended September 30, 2002, respectively.

(5) Investment loss on equity securities and other limited partnership interests for the three months ended September 30, 2003 is attributable to a decline in the valuation and lower realizations on certain corporate joint ventures.

(6) Investment income from other invested assets includes settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), of $35 million and $19 million for the three months ended September 30, 2003 and 2002, respectively, and $55 million and $22 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are excluded from net investment gains (losses) from other invested assets.

(7) Adjustments to investment gains and losses include amortization of DAC, charges and credits to participating contracts and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

FIXED MATURITIES

         Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 73.9% and 73.6% of total cash and invested assets at September 30, 2003 and December 31, 2002, respectively. Based on estimated fair value, public fixed maturities represented $139,527 million, or 87.2%, and $121,191 million, or 86.4%, of total fixed maturities at September 30, 2003 and December 31, 2002, respectively. Based on estimated fair value, private fixed maturities represented $20,413 million, or 12.8%, and $19,097 million, or 13.6%, of total fixed maturities at September 30, 2003 and December 31, 2002, respectively. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities; (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral; and (iii) increase diversification. However, the Company may not freely trade its privately placed fixed maturities because of restrictions imposed by federal and state securities laws and illiquid markets.

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

         The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                        SEPTEMBER 30, 2003            DECEMBER 31, 2002
                                    --------------------------   ---------------------------
                                               ESTIMATED                    ESTIMATED
NAIC          RATING AGENCY         AMORTIZED    FAIR    % OF    AMORTIZED    FAIR     % OF
RATING       DESIGNATION (1)          COST       VALUE   TOTAL     COST       VALUE    TOTAL
------  --------------------------  ---------  --------  -----   ---------  --------   -----
                                                     (DOLLARS IN MILLIONS)
 1      Aaa/Aa/A                     $104,147  $110,708   69.2%  $ 91,250   $ 97,495    69.5%
 2      Baa                            33,060    35,921   22.4     29,345     31,060    22.1
 3      Ba                              7,509     7,963    5.0      7,413      7,304     5.2
 4      B                               3,605     3,701    2.3      3,463      3,227     2.3
 5      Caa and lower                     597       575    0.4        434        339     0.3
 6      In or near default                473       567    0.4        430        416     0.3
                                     --------  --------  -----   --------   --------   -----
        Subtotal                      149,391   159,435   99.7    132,335    139,841    99.7
        Redeemable preferred stock        594       505    0.3        564        447     0.3
                                     --------  --------  -----   --------   --------   -----
        Total fixed maturities       $149,985  $159,940  100.0%  $132,899   $140,288   100.0%
                                     ========  ========  =====   ========   ========   =====

----------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based upon the availability of the applicable ratings beginning with Moody's, followed by S&P.

      Based on estimated fair values, investment grade fixed maturities comprised 91.6% of total fixed maturities in the general account at both September 30, 2003 and December 31, 2002.

      The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                                               SEPTEMBER 30, 2003                   DECEMBER 31, 2002
                                                           ---------------------------         ---------------------------
                                                                             ESTIMATED                           ESTIMATED
                                                           AMORTIZED           FAIR            AMORTIZED           FAIR
                                                             COST              VALUE             COST              VALUE
                                                           ---------         ---------         ---------         ---------
                                                                                (DOLLARS IN MILLIONS)
Due in one year or less                                    $  4,859          $  5,013          $  4,592          $  4,662
Due after one year through five years                        27,897            29,510            26,200            27,354
Due after five years through ten years                       27,994            30,588            23,297            24,987
Due after ten years                                          37,946            42,142            35,507            38,452
                                                           --------          --------          --------          --------
  Subtotal                                                   98,696           107,253            89,596            95,455
Mortgage-backed and other asset-backed securities            50,695            52,182            42,739            44,386
                                                           --------          --------          --------          --------
  Subtotal                                                  149,391           159,435           132,335           139,841
Redeemable preferred stock                                      594               505               564               447
                                                           --------          --------          --------          --------
  Total fixed maturities                                   $149,985          $159,940          $132,899          $140,288
                                                           ========          ========          ========          ========

     Actual maturities may differ as a result of prepayments by the issuer.

         The Company diversifies its fixed maturities by security sector. The following tables set forth the amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each security sector comprises at:

                                                                            SEPTEMBER 30, 2003
                                               ------------------------------------------------------------------------------
                                                                      GROSS UNREALIZED
                                               AMORTIZED         --------------------------         ESTIMATED           % OF
                                                 COST              GAIN              LOSS           FAIR VALUE          TOTAL
                                               ---------         --------          --------         ----------          -----
                                                                            (DOLLARS IN MILLIONS)
U.S. corporate securities                      $ 53,837          $  4,247          $    338          $ 57,746            36.1%
Mortgage-backed securities                       31,053               909               131            31,831            19.9
Foreign corporate securities                     19,919             1,971               103            21,787            13.6
U.S. treasuries/agencies                         13,253             1,515                38            14,730             9.2
Asset-backed securities                          10,901               216                84            11,033             6.9
Commercial mortgage-backed securities             8,741               604                27             9,318             5.8
Foreign government securities                     7,998             1,047                18             9,027             5.7
State and political subdivisions                  3,090               205                19             3,276             2.0
Other fixed income assets                           599               230               142               687             0.5
                                               --------          --------          --------          --------           -----
     Total bonds                                149,391            10,944               900           159,435            99.7
Redeemable preferred stocks                         594                 1                90               505             0.3
                                               --------          --------          --------          --------           -----
     Total fixed maturities                    $149,985          $ 10,945          $    990          $159,940           100.0%
                                               ========          ========          ========          ========           =====

                                                                            DECEMBER 31, 2002
                                               -------------------------------------------------------------------------------
                                                                      GROSS UNREALIZED
                                               AMORTIZED         --------------------------         ESTIMATED           % OF
                                                 COST              GAIN              LOSS           FAIR VALUE          TOTAL
                                               ---------         --------          --------         ----------         -------
                                                                            (DOLLARS IN MILLIONS)
U.S. corporate securities                      $ 47,021          $  3,193          $    957          $ 49,257             35.1%
Mortgage-backed securities                       26,966             1,076                16            28,026             20.0
Foreign corporate securities                     18,001             1,435               207            19,229             13.7
U.S. treasuries/agencies                         14,373             1,565                 4            15,934             11.4
Asset-backed securities                           9,483               228               208             9,503              6.8
Commercial mortgage-backed securities             6,290               573                 6             6,857              4.9
Foreign government securities                     7,012               636                52             7,596              5.4
State and political subdivisions                  2,580               182                20             2,742              1.9
Other fixed income assets                           609               191               103               697              0.5
                                               --------          --------          --------          --------          -------
    Total bonds                                 132,335             9,079             1,573           139,841             99.7
Redeemable preferred stocks                         564                 -               117               447              0.3
                                               --------          --------          --------          --------          -------
    Total fixed maturities                     $132,899          $  9,079          $  1,690          $140,288            100.0%
                                               ========          ========          ========          ========          =======

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

         The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured at:

                             SEPTEMBER 30, 2003                DECEMBER 31, 2002
                          ------------------------          ------------------------
                           ESTIMATED         % OF           ESTIMATED          % OF
                          FAIR VALUE         TOTAL          FAIR VALUE         TOTAL
                          ----------         -----          ----------         -----
                                            (DOLLARS IN MILLIONS)
Performing                 $159,042           99.4%          $139,452           99.4%
Potential problem               424            0.3                450            0.3
Problem                         441            0.3                358            0.3
Restructured                     33            0.0                 28            0.0
                           --------          -----           --------          -----
     Total                 $159,940          100.0%          $140,288          100.0%
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

         The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $38 million and $501 million for the three months ended September 30, 2003 and 2002, respectively, and $277 million and $1,026 million for the nine months ended September 30, 2003 and 2002, respectively. The Company's three largest writedowns totaled $23 million and $147 million for the three months ended September 30, 2003 and 2002, respectively, and $110 million and $291 million for the nine months ended September 30, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the three months ended September 30, 2003 and 2002, the Company sold fixed maturities with a fair value of $7,566 million and $2,096 million at a loss of $93 million and $145 million, respectively. During the nine months ended September 30, 2003 and 2002, the Company sold fixed maturities with a fair value of $19,556 million and $9,341 million at a loss of $233 million and $627 million, respectively.

         The gross unrealized loss related to the Company's fixed maturities at September 30, 2003 was $990 million. These fixed maturities mature as follows:
1% due in one year or less; 18% due in greater than one year to five years; 15% due in greater than five years to ten years; and 66% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (54%), mortgage-backed (16%) and foreign corporates (12%); and are concentrated by industry in mortgage-backed (16%), utilities (14%) and asset-backed (8%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 11% of the $23,696 million fair value and 23% of the $990 million gross unrealized loss on fixed maturities.

         The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                                             SEPTEMBER 30, 2003
                                                    --------------------------------------------------------------------
                                                      AMORTIZED COST    GROSS UNREALIZED LOSSES   NUMBER OF SECURITIES
                                                    ------------------  -----------------------  -----------------------
                                                    LESS THAN  20% OR   LESS THAN       20% OR   LESS THAN       20% OR
                                                       20%      MORE       20%           MORE       20%           MORE
                                                    --------   -------   -------        -------   -------        -------
                                                                        (DOLLARS IN MILLIONS)
Less than six months                                 $19,528   $   329   $   591        $    82     1,159           43
Six months or greater but less than nine months          408        30        10              7        62            7
Nine months or greater but less than twelve months       790        23        24              7       125            5
Twelve months or greater                               3,374       204       201             68       296           36
                                                     -------   -------   -------        -------     -----           --
     Total                                           $24,100   $   586   $   826        $   164     1,642           91
                                                     =======   =======   =======        =======     =====           ==

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

         The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                               SEPTEMBER 30, 2003
                                         -----------------------------
                                                GROSS             % OF
                                         UNREALIZED LOSSES       TOTAL
                                         -----------------       -----
                                             (DOLLARS IN MILLIONS)
Less than 20%                                $      826           83.4%
20% or more for less than six months                 82            8.3
20% or more for six months or greater                82            8.3
                                             ----------          -----
      Total                                  $      990          100.0%
                                             ==========          =====

         The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% is comprised of 1,642 securities with an amortized cost of $24,100 million and a gross unrealized loss of $826 million at September 30, 2003. These fixed maturities mature as follows: 1% due in one year or less; 18% due in greater than one year to five years; 14% due in greater than five years to ten years; and 67% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (54%) and mortgage-backed (18%); and are concentrated by industry in mortgage-backed (18%), utilities (13%) and services (7%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 10% of the $23,274 million fair value and 17% of the $826 million gross unrealized loss.

         The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months is comprised of 43 securities with an amortized cost of $329 million and a gross unrealized loss of $82 million at September 30, 2003. These fixed maturities mature as follows: 3% due in greater than one year to five years; 29% due in greater than five years to ten years; and 68% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (56%) and asset-backed (29%); and are concentrated by industry in asset-backed (29%), utilities (24%), and manufacturing (20%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 59% of the $247 million fair value and 57% of the $82 million gross unrealized loss.

         The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater is comprised of 48 securities with an amortized cost of $257 million and a gross unrealized loss of $82 million at September 30, 2003. These fixed maturities mature as follows: 2% due in one year or less; 35% due in greater than five years to ten years; and 63% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (51%) and asset-backed (19%); and are concentrated by industry in transportation (37%), finance (19%) and asset-backed (19%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 57% of the $175 million fair value and 58% of the $82 million gross unrealized loss.

         The Company held four fixed maturity securities each with a gross unrealized loss at September 30, 2003 greater than $10 million. One of these securities represents 15% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater. The estimated fair value and gross unrealized loss at September 30, 2003 for this security was $13 million and $12 million, respectively. This security is concentrated in the U.S. corporate sector. The Company analyzed this fixed maturity security as of September 30, 2003 to determine whether this security was other-than-temporarily impaired. The Company believes that the estimated fair value of this security, which is in the transportation industry, was depressed as a result of generally poor economic and market conditions. The Company believes that the analysis of the security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions supports the view that the security was not other-than-temporarily impaired as of September 30, 2003.

         Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                                SEPTEMBER 30, 2003                     DECEMBER 31, 2002
                          ------------------------------           -------------------------
                           ESTIMATED               % OF             ESTIMATED          % OF
                           FAIR VALUE              TOTAL            FAIR VALUE         TOTAL
                          ------------             -----           ------------        -----
                                                (DOLLARS IN MILLIONS)
Industrial                $     32,398              40.8%          $     29,077         42.5%
Utility                          9,959              12.5                  7,219         10.5
Finance                         14,194              17.8                 12,596         18.4
Yankee/Foreign (1)              21,787              27.4                 19,229         28.1
Other                            1,195               1.5                    365          0.5
                          ------------             -----           ------------        -----
  Total                   $     79,533             100.0%          $     68,486        100.0%
                          ============             =====           ============        =====

----------

(1) Includes publicly traded, U.S. dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

         The Company diversifies its corporate bond holdings by industry and issuer. The portfolio has no exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At September 30, 2003, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,842 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds the Company held at September 30, 2003 was $602 million.

         At September 30, 2003 and December 31, 2002, investments of $15,962 million and $14,778 million, respectively, or 73.3% and 76.9%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. The balance of this exposure was primarily U.S. dollar-denominated and concentrated by security type in industrial and financial institutions. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

         The Company has hedged all of its material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies. Foreign currency denominated securities supporting U.S. dollar liabilities are generally swapped back into U.S. dollars.

         Mortgage-Backed Securities. The following table shows the types of mortgage-backed securities the Company held at:

                                             SEPTEMBER 30, 2003            DECEMBER 31, 2002
                                            ---------------------        ---------------------
                                            ESTIMATED       % OF         ESTIMATED       % OF
                                            FAIR VALUE      TOTAL        FAIR VALUE      TOTAL
                                            ----------      -----        ----------      -----
                                                           (DOLLARS IN MILLIONS)
Pass-through securities                      $14,913         36.2%        $12,515         35.9%
Collateralized mortgage obligations           16,918         41.2          15,511         44.5
                                             -------        -----         -------        -----
  Total mortgage-backed securities            31,831         77.4          28,026         80.4
Commercial mortgage-backed securities          9,318         22.6           6,857         19.6
                                             -------        -----         -------        -----
  Total                                      $41,149        100.0%        $34,883        100.0%
                                             =======        =====         =======        =====

         At September 30, 2003 and December 31, 2002, pass-through and collateralized mortgage obligations totaled $31,831 million and $28,026 million, respectively, or 77.4% and 80.4%, respectively, of total mortgage-backed securities, and a majority of this amount represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At September 30, 2003 and December 31, 2002, approximately $5,324 million and $3,598 million, respectively, or 57.1% and 52.5%, respectively, of the commercial mortgage-backed securities, and $31,731 million and $27,590 million, respectively, or 99.7% and 98.4%, respectively, of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

         The principal risks inherent in holding mortgage-backed securities are prepayment, extension and collateral risks, which will affect the timing of when cash will be received. The Company's active monitoring of its mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations.

         Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide attractive returns. The Company's asset-backed securities are diversified both by type of asset and by issuer. Home equity loans constitute the largest exposure in the Company's asset-backed securities investments. Except for asset-backed securities backed by home equity loans, the asset-backed security investments generally have little sensitivity to changes in interest rates. Approximately $6,798 million and $4,912 million, or 61.6% and 51.7%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at September 30, 2003 and December 31, 2002, respectively.

         The principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits, such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

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

         The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions (commonly referred to as collateralized debt obligations). As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred. Such gains or losses are allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on the beneficial interests is recognized using the prospective method in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Prior to the effective date of FIN 46, the SPEs used to securitize assets were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. See "--Variable Interest Entities."

         The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. Prior to the effective date of FIN 46, these SPEs were not consolidated by the Company because unrelated third parties hold controlling interests through ownership of equity in the SPEs, representing at least three percent of the value of the total assets of the SPE throughout the life of the SPE, and such equity class has the substantive risks and rewards of the residual interest of the SPE. See "--Variable Interest Entities." The beneficial interests in SPEs where the Company exercises significant influence over the operating and financial policies of the SPE are accounted for in accordance with the equity method of accounting. Impairments of these beneficial interests are included in net investment gains and losses. The beneficial interests in SPEs where the Company does not exercise significant influence are accounted for based on the substance of the beneficial interest's rights and obligations. Beneficial interests are included in fixed maturities. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and their income is recognized using the retrospective interest method or the level yield method, as appropriate.

MORTGAGE LOANS ON REAL ESTATE

         The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 11.8% and 13.2% of the Company's total cash and invested assets at September 30, 2003 and December 31, 2002, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                     SEPTEMBER 30, 2003           DECEMBER 31, 2002
                    --------------------         --------------------
                    CARRYING       % OF          CARRYING       % OF
                     VALUE         TOTAL          VALUE         TOTAL
                    --------       -----         --------       -----
                                  (DOLLARS IN MILLIONS)
Commercial          $19,945         78.1%        $19,552         78.0%
Agricultural          5,131         20.1           5,146         20.5
Residential             459          1.8             388          1.5
                    -------        -----         -------        -----
     Total          $25,535        100.0%        $25,086        100.0%
                    =======        =====         =======        =====

         Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                          SEPTEMBER 30, 2003        DECEMBER 31, 2002
                         --------------------     ----------------------
                         CARRYING        % OF     CARRYING         % OF
                          VALUE         TOTAL      VALUE           TOTAL
                         --------       -----     --------         -----
                                      (DOLLARS IN MILLIONS)
REGION
South Atlantic           $ 5,027         25.2%    $ 5,076           26.0%
Pacific                    4,587         23.0       4,180           21.4
Middle Atlantic            3,522         17.6       3,441           17.6
East North Central         1,808          9.1       2,147           11.0
West South Central         1,352          6.8       1,097            5.6
New England                1,269          6.4       1,323            6.8
International                811          4.1         632            3.2
Mountain                     798          4.0         833            4.2
West North Central           582          2.9         645            3.3
East South Central           189          0.9         178            0.9
                         -------        -----     -------          -----
   Total                 $19,945        100.0%    $19,552          100.0%
                         =======        =====     =======          =====

PROPERTY TYPE

Office                   $ 8,919         44.7%    $ 9,340           47.8%
Retail                     4,825         24.2       4,320           22.1
Apartments                 2,932         14.7       2,793           14.3
Industrial                 1,940          9.7       1,910            9.7
Hotel                      1,038          5.2         942            4.8
Other                        291          1.5         247            1.3
                         -------        -----     -------          -----
   Total                 $19,945        100.0%    $19,552          100.0%
                         =======        =====     =======          =====

         The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                               --------------------     --------------------
                                               CARRYING       % OF      CARRYING       % OF
                                                VALUE         TOTAL      VALUE         TOTAL
                                               --------       -----     --------       -----
                                                           (DOLLARS IN MILLIONS)
Due in one year or less                        $   908          4.6%    $   713          3.6%
Due after one year through two years               889          4.5       1,204          6.2
Due after two years through three years          2,318         11.6       1,939          9.9
Due after three years through four years         1,724          8.6       2,048         10.5
Due after four years through five years          3,007         15.1       2,443         12.5
Due after five years                            11,099         55.6      11,205         57.3
                                               -------        -----     -------        -----
   Total                                       $19,945        100.0%    $19,552        100.0%
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

         The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                     SEPTEMBER 30, 2003                                DECEMBER 31, 2002
                         ------------------------------------------     --------------------------------------------
                                                            % OF                                             % OF
                         AMORTIZED     % OF   VALUATION   AMORTIZED     AMORTIZED   % OF      VALUATION    AMORTIZED
                         COST (1)     TOTAL   ALLOWANCE    COST (1)       COST      TOTAL     ALLOWANCE       COST
                         ---------   ------   ---------   ---------     ---------   -----     ---------    ---------
                                                           (DOLLARS IN MILLIONS)
Performing                $19,923     99.2%     $  91        0.5%        $19,343     98.3%      $   60         0.3%
Restructured                   80      0.4         25       31.3%            246      1.3           49        19.9%
Delinquent or under
  foreclosure                  51      0.3          8       15.7%             14      0.1            -         0.0%
Potentially delinquent         21      0.1          6       28.6%             68      0.3           10        14.7%
                          -------    -----      -----                    -------    -----       ------
   Total                  $20,075    100.0%     $ 130        0.6%        $19,671    100.0%      $  119         0.6%
                          =======    =====      =====                    =======    =====       ======

----------

(1)  Amortized cost is equal to carrying value before valuation allowances.

         The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2003
                                                                    ---------------------
                                                                    (DOLLARS IN MILLIONS)
Balance, beginning of period                                              $    119
Net additions                                                                   45
Deductions for dispositions, foreclosures and writedowns                       (34)
                                                                          --------
Balance, end of period                                                    $    130
                                                                          ========

         Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department.

         Approximately 66.2% of the $5,131 million of agricultural mortgage loans outstanding at September 30, 2003 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

         The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                     SEPTEMBER 30, 2003                                DECEMBER 31, 2002
                         ------------------------------------------     --------------------------------------------
                                                             % OF                                            % OF
                         AMORTIZED     % OF   VALUATION   AMORTIZED     AMORTIZED   % OF      VALUATION    AMORTIZED
                         COST (1)     TOTAL   ALLOWANCE    COST (1)       COST      TOTAL     ALLOWANCE       COST
                         ---------   ------   ---------   ---------     ---------   -----     ---------    ---------
                                                           (DOLLARS IN MILLIONS)
Performing               $ 4,917       95.4%   $   -         0.0%       $  4,980     96.7%      $   -        0.0%
Restructured                 109        2.1        8         7.3%            140      2.7           5        3.6%
Delinquent or under
  foreclosure                112        2.2       11         9.8%             14      0.3           -        0.0%
Potentially delinquent        14        0.3        2        14.3%             18      0.3           1        5.6%
                         -------      -----    -----                    --------    -----       -----
   Total                 $ 5,152      100.0%   $  21         0.4%       $  5,152    100.0%      $   6        0.1%
                         =======      =====    =====                    ========    =====       =====

--------------------

(1) Amortized cost is equal to carrying value before valuation allowances.

         The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                            NINE MONTHS ENDED
                                           SEPTEMBER 30, 2003
                                          ---------------------
                                          (DOLLARS IN MILLIONS)
Balance, beginning of period                    $      6
Net additions                                         15
                                                --------
Balance, end of period                          $     21
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

REAL ESTATE AND REAL ESTATE JOINT VENTURES

         The Company's real estate and real estate joint venture investments consist of commercial, residential and agricultural properties located primarily throughout the U.S. The Company manages these investments through a network of regional offices overseen by its investment department. At September 30, 2003 and December 31, 2002, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $5,364 million and $4,725 million, respectively, or 2.5% of total cash and invested assets for both periods. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                      SEPTEMBER 30, 2003        DECEMBER 31, 2002
                                                    ---------------------     ---------------------
                                                    CARRYING        % OF      CARRYING        % OF
TYPE                                                  VALUE         TOTAL      VALUE          TOTAL
                                                    --------        -----     --------        -----
                                                               (DOLLARS IN MILLIONS)
Real estate held-for-investment                      $4,291          80.0%     $3,546          75.0%
Real estate joint ventures held-for-investment          431           8.0         377           8.0
Foreclosed real estate held-for-investment                2           0.0           3           0.1
                                                     ------         -----      ------         -----
                                                      4,724          88.0       3,926          83.1
                                                     ------         -----      ------         -----

Real estate held-for-sale                               636          11.9         792          16.8
Foreclosed real estate held-for-sale                      4           0.1           7           0.1
                                                     ------         -----      ------         -----
                                                        640          12.0         799          16.9
                                                     ------         -----      ------         -----

Total real estate, real estate joint ventures
   and real estate held-for-sale                     $5,364         100.0%     $4,725         100.0%
                                                     ======         =====      ======         =====

         Office properties represent 61% and 58% of the Company's equity real estate portfolio at September 30, 2003 and December 31, 2002, respectively. The average occupancy level of office properties was 89% and 92% at September 30, 2003 and December 31, 2002, respectively.

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

         The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $640 million and $799 million at September 30, 2003 and December 31, 2002, respectively, are net of impairments of $0 and $5 million, respectively, and net of valuation allowances of $8 million and $11 million, respectively.

         The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

         Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46. See "--Variable Interest Entities."

         On August 28 2003, the Company (through one of its subsidiaries) acquired the Sears Tower building through the acquisition of a controlling interest in a partnership holding title to the building. The consideration paid included a cash purchase price of approximately $9 million and the assumption of approximately $691 million of mortgage debt, accrued interest and other liabilities (including approximately $582 million of mortgage debt and accrued interest held by the Company) associated with the property. This acquisition was accounted for in accordance with SFAS No. 141, Business Combinations.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

         The Company's carrying value of equity securities, which primarily consist of investments in common and preferred stocks and mutual fund interests, was $1,659 million and $1,613 million at September 30, 2003 and December 31, 2002, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,450 million and $2,395 million at September 30, 2003 and December 31, 2002, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.8% of cash and invested assets at both September 30, 2003 and December 31, 2002.

         Equity securities include private equity securities with an estimated fair value of $408 million and $443 million at September 30, 2003 and December 31, 2002, respectively. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid markets.

         The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,511 million and $1,667 million at September 30, 2003 and December 31, 2002, respectively. The Company anticipates that these amounts could be invested in these partnerships any time over the next five years.

         Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46. See "--Variable Interest Entities."

         The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                            SEPTEMBER 30, 2003
                                       --------------------------------------------------------------
                                                      GROSS UNREALIZED
                                                    -------------------      ESTIMATED         % OF
                                        COST         GAIN         LOSS      FAIR VALUE         TOTAL
                                       ------       ------       ------     ----------         ------
                                                          (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks                        $  827       $  234       $    2       $1,059            63.8%
  Nonredeemable preferred stocks          563           40            3          600            36.2
                                       ------       ------       ------       ------           -----
    Total equity securities            $1,390       $  274       $    5       $1,659           100.0%
                                       ======       ======       ======       ======           =====

                                                             DECEMBER 31, 2002
                                       --------------------------------------------------------------
                                                      GROSS UNREALIZED
                                                    -------------------      ESTIMATED         % OF
                                        COST         GAIN         LOSS      FAIR VALUE         TOTAL
                                       ------       ------       ------     ----------         ------
                                                          (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks                        $  877       $  115       $   79       $  913            56.6%
  Nonredeemable preferred stocks          679           25            4          700            43.4
                                       ------       ------       ------       ------           -----
    Total equity securities            $1,556       $  140       $   83       $1,613           100.0%
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

         Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $12 million and $51 million for the three months ended September 30, 2003 and 2002, respectively, and $101 million and $111 million for the nine months ended September 30, 2003 and 2002, respectively. During the three months ended September 30, 2003 and 2002, the Company sold equity securities with an estimated fair value of $2 million for both periods, at a loss of $6 million and $2 million, respectively. During the nine months ended September 30, 2003 and 2002, the Company sold equity securities with an estimated fair value of $44 million and $77 million, respectively, at a loss of $12 million and $43 million, respectively.

         The gross unrealized loss related to the Company's equity securities at September 30, 2003 was $5 million. Such securities are concentrated by security type in common stock (65%) and preferred stock (19%); and are concentrated by industry in financial (53%) and domestic broad market mutual funds (17%) (calculated as a percentage of gross unrealized loss).

         The following table presents the cost, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                                                 SEPTEMBER 30, 2003
                                                      ------------------------------------------------------------------------
                                                             COST           GROSS UNREALIZED LOSSES       NUMBER OF SECURITIES
                                                      -----------------     -----------------------       --------------------
                                                      LESS THAN  20% OR       LESS THAN   20% OR          LESS THAN    20% OR
                                                         20%      MORE            20%      MORE              20%        MORE
                                                      ---------  ------       ---------   ------          ---------    ------
                                                                             (DOLLARS IN MILLIONS)
Less than six months                                     $45       $ -           $ 4     $     -              30         5
Six months or greater but less than nine months            -         1             -           -               4         1
Nine months or greater but less than twelve months         7         -             -           -              12         -
Twelve months or greater                                  44         -             1           -              20         -
                                                         ---       ---           ---     -------            ----       ---
     Total                                               $96       $ 1           $ 5     $     -              66         6
                                                         ===       ===           ===     =======            ====       ===

         The Company's review of its equity security exposure includes the analysis of total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost by 20% or more for six months or greater. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

         The following table presents the total gross unrealized losses for equity securities at September 30, 2003 where the estimated fair value had declined and remained below cost by:

                                                              SEPTEMBER 30, 2003
                                                          ---------------------------
                                                                GROSS          % OF
                                                          UNREALIZED LOSSES    TOTAL
                                                          -----------------    -----
                                                             (DOLLARS IN MILLIONS)
Less than 20%                                                  $     5         100.0%
20% or more for less than six months                                 -             -
20% or more for six months or greater                                -             -
                                                               -------         -----
  Total                                                        $     5         100.0%
                                                               =======         =====

         The category of equity securities where the estimated fair value has declined and remained below cost by less than 20% is comprised of 66 equity securities with a cost of $96 million and a gross unrealized loss of $5 million. These securities are concentrated by security type in common stock (63%) and preferred stock (19%); and concentrated by industry in financial (55%) and domestic broad market mutual funds (18%) (calculated as a percentage of gross unrealized loss). The significant factors considered at September 30, 2003 in the review of equity securities for other-than-temporary impairment were generally poor economic and market conditions.

         The Company did not hold any equity securities with a gross unrealized loss at September 30, 2003 greater than $5 million.

OTHER INVESTED ASSETS

         The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3.5 billion and $3.1 billion at September 30, 2003 and December 31, 2002, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.1% and 1.9% of cash and invested assets at September 30, 2003 and December 31, 2002, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative instruments to manage risk through one of four principal risk management strategies: the hedging of (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication ("RSAT") derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards and options, including caps and floors.

         The table below provides a summary of the notional amount and fair value of derivative financial instruments held at:

                                              SEPTEMBER 30, 2003                          DECEMBER 31, 2002
                                    -------------------------------------     -------------------------------------
                                                        FAIR VALUE                                 FAIR VALUE
                                    NOTIONAL      -----------------------     NOTIONAL     ------------------------
                                     AMOUNT        ASSETS     LIABILITIES      AMOUNT       ASSETS      LIABILITIES
                                    --------      -------     -----------     --------     --------     -----------
Financial futures                   $   547       $    12       $    22       $     4       $     -       $     -
Interest rate swaps                   6,868           220            45         3,866           196           126
Floors                                  325             7             -           325             9             -
Caps                                  9,040             1             -         8,040             -             -
Financial forwards                    1,440             -            25         1,945             -            12
Foreign currency swaps                3,896            15           490         2,371            92           181
Options                               6,200             8             -         6,472             9             -
Foreign currency forwards               137             -            11            54             -             1
Written covered calls                 1,178             -            32             -             -             -
Credit default swaps                    516             2             1           376             2             -
                                    -------       -------       -------       -------       -------       -------
  Total contractual commitments     $30,147       $   265       $   626       $23,453       $   308       $   320
                                    =======       =======       =======       =======       =======       =======

SECURITIES LENDING

         The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $23,001 million and $16,196 million and an estimated fair value of $24,532 million and $17,625 million were on loan under the program at September 30, 2003 and December 31, 2002, respectively. The Company was liable for cash collateral under its control of $24,666 million and $17,862 million at September 30, 2003 and December 31, 2002, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has material exposure to interest rate, equity market and foreign currency exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at September 30, 2003 is relatively unchanged in amount from that reported on December 31, 2002, a description of which may be found in the 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation as of September 30, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

          There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

         The following should be read in conjunction with Note 8 to unaudited interim condensed consolidated financial statements in Part I of this Report.

SALES PRACTICES CLAIMS

         As previously disclosed, over the past several years, Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American Life Insurance Company ("General American") have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims." Settlements have been reached in the sales practice class actions against Metropolitan Life, New England Mutual and General American.

         Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of September 30, 2003, there are approximately 383 sales practices lawsuits pending against Metropolitan Life, approximately 60 sales practices lawsuits pending against New England Mutual and approximately 25 sales practices lawsuits pending against General American.

         In 2002, a purported class action complaint was filed in a federal court in Kansas by S-G Metals Industries, Inc. against New England Mutual. The complaint seeks certification of a class on behalf of corporations and banks that purchased participating life insurance policies, as well as persons who purchased participating policies for use in pension plans or through work site marketing. These policyholders were not part of the New England Mutual class action settlement noted above. The action was transferred to a federal court in Massachusetts. New England Mutual moved to dismiss the case and in November 2002, the federal district court dismissed the case. In October 2003, the First Circuit Court of Appeals affirmed the district court ruling in favor of New England Mutual.

         The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

ASBESTOS-RELATED CLAIMS

         As previously reported, Metropolitan Life received approximately 66,000 asbestos-related claims in 2002. During the first nine months of 2003 and 2002, Metropolitan Life received approximately 53,200 and 45,200 asbestos-related claims, respectively. Of the approximately 53,200 claims received in the first nine months of 2003, approximately 23,000 were received in April 2003. In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases, as previously reported. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia and Arkansas. The Company intends to defend itself vigorously against these cases.

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

         A bill reforming asbestos litigation may be voted on by the Senate in 2003. While the Company strongly supports reform efforts, there can be no assurance that legislative reforms will be enacted. Publicity regarding legislative reform efforts may be resulting in an increase in the number of claims. Metropolitan Life will continue to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

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

PROPERTY AND CASUALTY ACTIONS

         As previously reported, purported class action suits involving claims by policyholders for the alleged diminished value of automobiles after accident-related repairs have been filed in Rhode Island, Texas, Georgia and Tennessee against Metropolitan Property and Casualty Insurance Company. A settlement was reached in the Georgia class action and has been implemented.

DEMUTUALIZATION ACTIONS

         In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint alleging that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs sought compensatory and punitive damages, as well as attorneys' fees and costs. In October 2003, the court granted defendants' motion to dismiss the action.

RACE-CONSCIOUS UNDERWRITING CLAIMS

         As previously reported, Insurance Departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. On April 28, 2003, the United States District Court approved a class action settlement of the consolidated actions. Several persons have filed notices of appeal from the order approving the settlement, but subsequently the appeals were dismissed. Metropolitan Life has entered into settlement agreements to resolve the regulatory examination. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters. During the three months and nine months ended September 30, 2003, the Company reduced its reserve by $28 million, net of income tax, and $92 million, net of income tax, respectively. The Company believes the remaining portion of the previously recorded charge is adequate to cover the costs associated with the resolution of these matters.

OTHER

         In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs seek unspecified compensatory damages, punitive damages, a declaration that the alleged practices are discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs have filed a motion for class certification. Opposition papers were filed by Metropolitan Life. In August 2003, the court granted preliminary approval to a settlement of the lawsuit. At the fairness hearing held on November 6, 2003, the court approved the settlement of the lawsuit. Implementation of the settlement will commence in 2004.

         As previously reported, the SEC is conducting a formal investigation of New England Securities Corporation ("NES"), an indirect subsidiary of New England Life Insurance Company ("NELICO"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC and is continuing to research the effect, if any, of this issue upon approximately 6,500 active and closed accounts.

         Prior to filing the Company's June 30, 2003 Form 10-Q, MetLife announced a $31 million after-tax charge related to an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC is pursuing a formal investigation of the matter and MetLife is fully cooperating with the investigation.

 A purported class action in which a policyholder seeks to represent a class of owners of participating life insurance policies is pending in state court in New York. Plaintiff asserts that Metropolitan Life breached her policy in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action.

         Various litigation, claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations. Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products. The Company is in the process of responding and is fully cooperating with regard to these information requests. At the present time, the Company is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


10.1    Form of Employment Continuation Agreement with Messrs. Launer and Lipscomb*

10.2    Amendment to the Metropolitan Life Auxiliary Savings and Investment Plan, effective January 1, 2003*

10.3    Amendment to the Metropolitan Life Supplemental Auxiliary Savings and Investment Plan, effective
        January 1, 2003*

10.4    MetLife Deferred Compensation Plan for Outside Directors, as amended September 2003*

10.5    MetLife Deferred Compensation Plan for Officers, as amended and restated effective November 1, 2003*

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         During the three months ended September 30, 2003, there were no current reports filed on Form 8-K.

-----------
* Indicates management contracts or compensatory plans or arrangements.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    METLIFE, INC.

                    By:  /s/ Timothy L. Journy
                         ---------------------
                         Timothy L. Journy
                         Vice-President and Controller
                         (Authorized signatory and principal accounting officer)

Date: November 7, 2003

                                 EXHIBIT INDEX

Exhibit                                                                                                                 Page
Number                                         Exhibit Name                                                            Number
  10.1      Form of Employment Continuation Agreement with Messrs. Launer and Lipscomb*

  10.2      Amendment to the Metropolitan Life Auxiliary Savings and Investment Plan, effective January 1, 2003*

  10.3      Amendment to the Metropolitan Life Supplemental Auxiliary Savings and Investment Plan, effective
            January 1, 2003*

  10.4      MetLife Deferred Compensation Plan for Outside Directors, as amended September 2003*

  10.5      MetLife Deferred Compensation Plan for Officers, as amended and restated effective November 1, 2003*

  31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* Indicates management contracts or compensatory plans or arrangements.