Form 10-K
period 2003-12-31
METLIFE INC
filed 2004-03-05
CIK 1099219

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



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
   (Address and telephone number of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
          Common Stock, par value $.01                       New York Stock Exchange
              5.875% Senior Notes                            New York Stock Exchange

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $22 billion. As of March 1, 2004, 755,809,398 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART OF ITEM 10, AND ITEMS 11, 12, 13 AND 14 OF PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 27, 2004, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2003.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                     PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    27
Item 3.   Legal Proceedings...........................................    28
Item 4.   Submission of Matters to a Vote of Security Holders.........    35

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    36
Item 6.   Selected Financial Data.....................................    37
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    41
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   107
Item 8.   Financial Statements and Supplementary Data.................   112
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   113
Item 9A.  Controls and Procedures.....................................   113

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   113
Item 11.  Executive Compensation......................................   113
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   114
Item 13.  Certain Relationships and Related Transactions..............   114
Item 14.  Principal Accountant Fees and Services......................   114

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   115

SIGNATURES............................................................   122

EXHIBIT INDEX.........................................................   E-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) MetLife, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of
Metropolitan Life; (vi) catastrophe losses; (vii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's and its affiliates' claims paying ability, financial strength or credit ratings; (x) changes in rating agency policies or practices; (xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xiv) the Company's ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and
(xv) other risks and uncertainties described from time to time in MetLife, Inc.'s filings with the U.S. Securities and Exchange Commission, including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                     PART I

ITEM 1.  BUSINESS

     As used in this Form 10-K, "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

     MetLife, Inc., through its affiliates and subsidiaries, is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowners insurance and mutual funds to individuals, as well as group insurance, reinsurance, and retirement and savings products and services to corporations and other institutions. The MetLife companies serve approximately 13 million households in the U.S. and provide benefits to approximately 37 million employees and family members through their plan sponsors, including 88 of the FORTUNE 100 largest companies. MetLife, Inc. also has direct international insurance operations in 10 countries serving approximately 8 million customers.

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

     - Enhance capital efficiency

     - Expand multiple distribution channels

     - Continue to introduce innovative and competitive products

     - Focus international operations on emerging markets

     - Maintain balanced focus on asset accumulation and protection products

     - Manage operating expenses commensurate with revenue growth

     - Strengthen performance-oriented culture

     - Further commitment to a diverse workplace

     - Optimize operating returns from the Company's investment portfolio

     MetLife is organized into six business segments: Institutional, Individual, Auto & Home, International, Reinsurance and Asset Management. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 18 of Notes to Consolidated Financial Statements.

INSTITUTIONAL

     The Company's Institutional segment offers a broad range of group insurance and retirement and savings products and services to corporations and other institutions.

     Group insurance products and services include group life insurance, non-medical health insurance, such as short and long-term disability, long-term care and dental insurance and related administrative services, as well as other benefits, such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal services plans. The Company offers these products either as an employer-paid benefit or as a voluntary benefit in which the premiums are paid by the employee. Revenues applicable to these group insurance products and services were $10.3 billion in 2003, representing 72.5% of total Institutional revenues of $14.2 billion.

     MetLife has built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S. MetLife serves companies and institutions with approximately 37 million employees and family members through their plan sponsors, including 88 of the FORTUNE 100 largest companies.

     MetLife's retirement and savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small- and mid-sized 401(k) and other defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment of defined benefit and defined contribution plan assets. Revenues applicable to MetLife's retirement and savings products were $3.9 billion in 2003, representing 27.5% of total Institutional revenues.

     The employee benefit market served by Institutional is a dynamic one. Employers continue to seek ways to reduce costs and improve the productivity of their workforces. The continued high annual increases in the cost of providing employee medical care benefits have resulted in many employers reviewing all of their employee benefit programs. Such reviews are designed to identify ways to reduce costs while continuing to provide desirable benefit programs to attract and retain valuable employees. The employee benefit market also reflects employees' increasing concern about the future of government-funded retirement and safety-net programs, an increasingly mobile workforce and the desire of employers to share the market risk of retirement benefits with employees. MetLife believes these trends are facilitating the introduction and increasing employer support of "voluntary" products, such as supplemental group life, long-term care insurance, annuities, auto and homeowners insurance, and certain critical care products, as well as leading more employers to adopt defined contribution pension arrangements, such as 401(k) plans.

  MARKETING AND DISTRIBUTION

     Institutional markets its products and services through separate sales forces, comprised of MetLife employees, for both its group insurance and retirement and savings lines.

     MetLife distributes its group insurance products and services through a regional sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or a consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. As of December 31, 2003, the group insurance sales channels had approximately 795 marketing representatives.

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

     - The regional sales force operates from 30 offices and generally concentrates on sales to employers with fewer than 25,000 employees, through selected national and regional brokers, as well as through consultants; and

     - The Small Business Center focuses on improving MetLife's position in the smaller end of the market. Currently, 27 individual offices staffed with sales and administrative employees are located throughout the U.S. These centers provide comprehensive support services on a local basis to brokers and other intermediaries by providing an array of products and services designed for smaller businesses, generally those with fewer than 1,000 employees.

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

     MetLife distributes retirement and savings products and services through dedicated sales teams and relationship managers located in 27 offices around the country. In addition, the retirement and savings organization works with the distribution channels in the Individual segment, group insurance and State Street Research & Management Company, a subsidiary of MetLife, Inc., to better reach and service customers, brokers, consultants and other intermediaries.

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

  GROUP INSURANCE PRODUCTS AND SERVICES

     MetLife's group insurance products and services include:

          Group life. Group life insurance products and services include group term life, group universal life, group variable universal life, dependent life and survivor benefits. These products and services can be standard products or tailored to meet specific customer needs. This category also includes specialized life insurance products designed specifically to provide solutions for non-qualified benefit and retiree benefit funding purposes.

          Non-medical health. Non-medical health insurance consists of short and long-term disability, long-term care, dental and accidental death and dismemberment. MetLife also sells excess risk and administrative services only arrangements to some employers.

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

INDIVIDUAL

     MetLife's Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and long-term care insurance products offered through the Institutional segment, investment products such as mutual funds, as well as other products offered by the Company's other businesses. Individual's principal distribution channels are the MetLife Financial Services career agency system, the New England Financial general agency system, the GenAmerica Financial independent general agency system and MetLife Investors Group. Individual distributes its products through several additional distribution channels, including Walnut Street Securities, MetLife Resources and Texas Life. In total, Individual had approximately 11,200 active sales representatives at December 31, 2003.

     MetLife's broadly recognized brand names and strong distribution channels have allowed it to become the third largest provider of individual life insurance and annuities in the U.S., with $12.7 billion of total statutory individual life and annuity premiums and deposits through September 30, 2003, the latest period for which OneSource, a database that aggregates U.S. insurance company statutory financial statements, is available. According to research performed by the Life Insurance Marketing and Research Association ("LIMRA"), based on sales through September 30, 2003, MetLife was the second largest issuer of individual variable life insurance in the U.S. and the fifth largest issuer of all individual life insurance products in the U.S. In addition, according to research done by LIMRA and based on new annuity deposits through September 30, 2003, MetLife was the fourth largest annuity writer in the U.S.

     Reflecting overall trends in the insurance industry, sales of MetLife's traditional life insurance products have declined in recent years. However, during the period from 1999 to 2003, the statutory deposits for annuity products increased at a compound annual growth rate of approximately 23%. Annuity deposits represented approximately 58% of total statutory premiums and deposits for Individual in 2003. Individual had $12.4 billion of total revenues, or 34.7% of MetLife's total revenues in 2003.

  MARKETING AND DISTRIBUTION

     The Company targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. The Company has also been successful in selling its products in various multicultural markets. Individual products are distributed nationwide through multiple channels, with the primary distribution systems being the MetLife Financial Services career agency system, the New England Financial general agency system, the GenAmerica Financial independent general agency system and MetLife Investors Group.

     MetLife Financial Services career agency system. The MetLife Financial Services career agency system had 5,531 agents under contract in 129 agencies at December 31, 2003. The career agency sales force focuses on the large middle-income and affluent markets, including multicultural markets. The Company supports its efforts in multicultural markets through targeted advertising, specially trained agents and sales literature written in various languages. Multicultural markets represented approximately 26% of MetLife Financial Services' individual life sales in 2003. The average face amount of a life insurance policy sold through the career agency system in 2003 was approximately $250,000.

     Agents in the career agency system are full-time MetLife employees who are compensated primarily with commissions based on sales. As MetLife employees, they also receive certain benefits. Agents in the career agency system are not authorized to sell other insurers' products without MetLife's approval. At December 31, 2003, approximately 95% of the agents in the career agency system were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

     From 1999 through 2003, the number of agents under contract in the MetLife Financial Services career agency system declined from 6,766 to 5,531. This decline was primarily the result of MetLife Financial Services' more stringent standards for recruiting and retaining agents, the consolidation of sales offices and modifications in compensation practices for its sales force. During the same period, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 3%.

     New England Financial general agency system. New England Financial's general agency system targets high net-worth individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial general agency system in 2003 was approximately $410,000.

     At December 31, 2003, New England Financial's sales force included 71 general agencies providing support to 2,845 agents and a network of independent brokers throughout the U.S. The compensation of agents who are independent contractors and general agents who have exclusive contracts with New England Financial is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2003, approximately 90% of New England Financial's agents were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

     GenAmerica Financial independent general agency system. GenAmerica Financial markets a portfolio of individual life insurance, annuity contracts, securities, and related financial services to high net-worth individuals and small- to medium-sized businesses through multiple distribution channels. These distribution channels include independent general agents, financial advisors, consultants, brokerage general agencies and other independent marketing organizations. The average face amount of a life insurance policy sold through the GenAmerica Financial independent general agency system in 2003 was approximately $610,000.

     The GenAmerica Financial distribution channel sells universal life, variable universal life, and traditional life insurance products through approximately 1,500 independent general agencies with which it has contractual arrangements. This reflects a 47% increase in independent general agencies from 2002 to 2003. There are 429 independent general agents who produced at least $25,000 in first-year insurance sales in 2003. These agents market GenAmerica Financial products and are independent contractors who are generally responsible for the expenses of operating their agencies, including office and overhead expenses, and the recruiting, selection, contracting, training, and development of agents and brokers in their agencies. Recruiting and wholesaling efforts are directed from a nationwide network of regional offices. GenAmerica Financial is actively developing and implementing programs designed to increase the scale and productivity of its distribution channels.

     In 2003, MetLife Investors Group's management became responsible for the GenAmerica Financial distribution channel, building on its success in third party distribution and taking advantage of its scale and established systems.

     MetLife Investors Group. MetLife Investors Group is a wholesale distribution channel dedicated to the distribution of variable and fixed annuities and insurance products through financial intermediaries, including regional broker/dealers, New York Stock Exchange brokerage firms, financial planners and banks. For the year ended December 31, 2003, MetLife Investors Group had 472 selling agreements, 411 for regional broker/ dealers and financial planners, four for brokerage firms, 56 for banks and one for a third party administrator. As of December 31, 2003, MetLife Investors Group's sales force consisted of 86 regional vice presidents, or wholesalers.

     MetLife Investors Group plans to continue growing existing distribution relationships and acquiring new relationships by capitalizing on an experienced management team, leveraging the MetLife brand and resources, and developing high service, low-cost operations while also adding distribution of other MetLife products.

     Additional distribution channels: The Company distributes its individual insurance and investment products through several additional distribution channels, including Walnut Street Securities, MetLife Resources and Texas Life.

          Walnut Street Securities. Walnut Street Securities, Inc., a MetLife, Inc. subsidiary, is a broker/ dealer that markets mutual funds and other securities, as well as variable life insurance and variable annuity products, through 1,462 independent registered representatives.

          MetLife Resources. MetLife Resources, a division of MetLife, markets retirement, annuity and other financial products on a national basis through 401 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets.

          Texas Life. Texas Life Insurance Company, a MetLife, Inc. subsidiary, markets whole life and universal life insurance products under the Texas Life name through approximately 1,300 active independent insurance brokers. These brokers are independent contractors who sell insurance for Texas Life on a nonexclusive basis. A number of MetLife career agents also market Texas Life products. Texas Life sells universal life insurance policies with low cash values that are marketed through the use of brochures, as well as payroll deduction life insurance products.

 PRODUCTS

     The Company offers a wide variety of individual insurance, as well as annuities and investment-type products aimed at serving its customers' financial needs throughout their entire life cycle.

 INSURANCE PRODUCTS

     The Company's individual insurance products include variable life products, universal life products, traditional life products, including whole life and term life, and other individual products, including individual disability and long-term care insurance.

     The Company continually reviews and updates its products. It has introduced new products and features designed to increase the competitiveness of its portfolio and the flexibility of its products to meet the broad range of asset accumulation, life-cycle protection and distribution needs of its customers. Some of these updates have included new universal life policies, updated variable universal life products, an improved term insurance portfolio, and enhancements to one of MetLife's whole life products.

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

     Universal life. Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the MetLife general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. The Company credits premiums to an account maintained for the policyholder. Premiums are credited net of specified expenses and interest, at interest rates it determines, subject to specified minimums. Specific charges are made against the policyholder's account for the cost of insurance protection and for expenses. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

     Whole life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract period, to a specified age or period, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force. Because the use of dividends is specified by the policyholder, this group of products provides significant flexibility to individuals to tailor the product to suit their specific needs and circumstances, while at the same time providing guaranteed benefits.

     Term life. Term life provides a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Specified coverage periods range from one year to 20 years, but in no event are they longer than the period over which premiums are paid. Death benefits may be level over the period or decreasing. Decreasing coverage is used principally to provide for loan repayment in the event of death. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term insurance products are sometimes referred to as pure protection products, in that there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period when the insured party is still living.

     Other individual products. Individual disability products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of monthly income paid until the insured reaches age 65. In addition to income replacement, the product may be used to provide for the payment of business overhead expenses for disabled business owners or mortgage payment protection.

     MetLife's long-term care insurance provides a fixed benefit for certain costs associated with nursing home care and other services that may be provided to individuals unable to perform the activities of daily living.

     In addition to these products, MetLife's Individual segment supports a group of low face amount life insurance policies, known as industrial policies, that its agents sold until 1964.

 ANNUITIES AND INVESTMENT PRODUCTS

     The Company offers a variety of individual annuities and investment products, including variable and fixed annuities, mutual funds, and securities.

     Variable annuities. The Company offers variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company's general account and are credited with interest at rates the Company determines, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional premium and fees are charged.

     Fixed annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into these contracts are allocated to the general account and are credited with interest at rates the Company determines, subject to certain minimums. Credited interest rates may be guaranteed not to change for certain limited periods of time, ranging from one to ten years.

     Mutual funds and securities. MetLife offers both proprietary and non-proprietary mutual funds. Proprietary funds include those offered by State Street Research & Management Company. MetLife also offers investment accounts for mutual funds and securities that allow customers to buy, sell and retain holdings in one centralized location, as well as brokerage accounts that offer the accessibility and liquidity of a money market mutual fund. Of the mutual funds sold by the Company in 2003, approximately $200 million of the deposited assets were managed by State Street Research & Management Company and $3.5 billion by third parties.

AUTO & HOME

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels, including the MetLife
Financial Services career agency system, independent agents, Auto & Home specialists and direct response marketing. Auto & Home primarily sells auto insurance, which represented 74.1% of Auto & Home's total net premiums earned in 2003, and homeowners insurance, which represented 24.1% of Auto & Home's total net premiums earned in 2003. Auto insurance includes both standard and non-standard policies. Non-standard policies provide insurance for risks having higher loss experience or loss potential than risks covered by standard insurance.

     On September 30, 1999, the Auto & Home segment acquired the standard personal lines property and casualty insurance operations of The St. Paul Companies, which, at the time of the acquisition, had in-force premiums of approximately $1.1 billion and approximately 3,000 independent agents and brokers. The conversion of St. Paul's approximately one million policies to MetLife Auto & Home policies was completed in 2002.

  PRODUCTS

     Auto & Home's insurance products include:

     - auto, including both standard and non-standard private passenger;

     - homeowners, renters, condominium and dwelling; and

     - other personal lines, including umbrella (protection against losses in excess of amounts covered by other liability insurance policies), recreational vehicles and boat owners.

     Auto coverages. Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive coverages. Auto & Home also offers non-standard auto insurance, which accounted for approximately $96 million in net premiums earned in 2003. This represents approximately 4% of total auto net premiums earned in 2003.

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

  MARKETING AND DISTRIBUTION

     Personal lines auto and homeowners insurance products are directly marketed to employees through employer-sponsored programs. Auto & Home products are also marketed and sold by the MetLife Financial Services career agency sales force, independent agents, property and casualty specialists and through a direct response channel.

  EMPLOYER-SPONSORED PROGRAMS

     Auto & Home is a leading provider of employer-sponsored auto and homeowners products. Net premiums earned through Auto & Home's employer-sponsored distribution channel grew at a compound annual rate of 12.9%, from $562 million in 1999 to $913 million in 2003. At December 31, 2003, approximately 1,700 employers offered MetLife Auto & Home products to their employees.

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

  RETAIL DISTRIBUTION CHANNELS

     MetLife markets and sells Auto & Home products through its career agency sales force, independent agents and property and casualty specialists. In recent years, MetLife has increased its use of independent agents and property and casualty specialists to sell these products.

     Independent  agencies.    At  December 31,  2003,  Auto  &  Home maintained
contracts with more than 4,000 agencies and brokers.

     Property and casualty specialists. Auto & Home has 437 specialists that sell products in 28 states. Auto & Home's strategy is to utilize property and casualty specialists, who are MetLife employees, in geographic markets that are underserved by its career agents.

     MetLife Financial Services career agency system. The MetLife Financial Services career agency system has 1,500 agents that sell Auto & Home insurance products. Sales of Auto & Home products by these agents have been declining since the early 1990s, due principally to the reduction in the number of agents in the MetLife Financial Services career agency sales force. See "-- Individual -- Marketing and Distribution."

     Other distribution channels. The Company also utilizes a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

     In 2003, Auto & Home's business was concentrated in the following states, as measured by net premiums earned: New York $390 million or 13.4%, Massachusetts $348 million or 12.0%, Illinois $219 million or 7.5%, Connecticut $143 million or 4.9%, and Minnesota $140 million or 4.8%.

  CLAIMS

     Auto & Home's claims department includes approximately 2,160 employees located in Auto & Home's Warwick, Rhode Island home office, 12 field claim offices, six in-house counsel offices and drive-in inspection and other sites throughout the United States. These employees include claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 775,000 claims annually, principally by telephone.

INTERNATIONAL

     International provides life insurance, accident and health insurance, annuities and savings and retirement products to both individuals and groups, and auto and homeowners coverage to individuals. The Company focuses on emerging markets in the geographic regions primarily within Latin America and Asia/Pacific. The Company operates in international markets through subsidiaries and joint ventures.

  LATIN AMERICA

     The Company operates in the Latin America region in the following countries: Mexico, Chile, Brazil, Argentina and Uruguay. The operations in Mexico and Chile represent approximately 94% of the total premiums and fees in this region for the year ended December 31, 2003. The Mexican operation is the leading life insurance company in both the individual and group businesses in Mexico. The Chilean operation is the largest annuity company in Chile, based on market share. The Chilean operation also offers individual life insurance and group insurance products.

     ASIA/PACIFIC

     The Company operates in the Asia/Pacific region in the following countries:
South Korea, Taiwan, Hong Kong, Indonesia and India. The operations in South Korea and Taiwan represent approximately 96% of the total premiums and fees in this region for the year ended December 31, 2003. The South Korean operation offers individual life insurance, savings and retirement and non-medical health products, as well as group life and retirement products. The Taiwanese operation offers individual life, accident and health, and personal travel insurance products, as well as group life and group accident and health insurance products. During 2003, the Company signed an agreement with a joint venture partner in China and anticipates commencing operations during the first quarter of 2004.

REINSURANCE

     MetLife's Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA"), a publicly traded company (NYSE: RGA), and MetLife's ancillary life reinsurance business. MetLife owns approximately 52% of RGA's outstanding common shares at December 31, 2003 as compared to approximately 59% at December 31, 2002. This reduction is primarily due to RGA's issuance of additional common shares in a public offering during 2003. MetLife purchased approximately 25% of these newly issued shares.

     RGA's operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to its North American operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

     In addition to its life reinsurance business, RGA provides reinsurance of asset-intensive products and financial reinsurance. RGA and its predecessor, the reinsurance division of General American Life Insurance Company ("General American"), have been engaged in the business of life reinsurance since 1973. As of December 31, 2003, RGA had approximately $12.1 billion in consolidated assets and worldwide life reinsurance in-force of approximately $1,252 billion.

  RGA'S PRODUCTS AND SERVICES

     RGA's  operational segments are segregated  primarily by geographic region:
U.S., Canada, Asia/Pacific, Europe and South Africa, and Corporate and Other. The U.S. operations, which represented 68% of RGA's 2003 net premiums, provide traditional life, asset-intensive and financial reinsurance to domestic clients. Traditional life reinsurance involves RGA indemnifying another insurance company for all or a portion of the insurance risk, primarily mortality risk, it has written. Asset-intensive products primarily include the reinsurance of corporate-owned life insurance ("COLI") and annuities. Financial reinsurance involves assisting RGA's clients (other insurance companies) in managing their regulatory capital or in achieving other financial goals. The Canadian operations, which represented 8% of RGA's 2003 net premiums, primarily provide insurers with traditional life reinsurance. The Asia/Pacific and Europe and
South Africa operations, which represented 24% of RGA's 2003 net premiums, provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Traditional life reinsurance pays upon the death of the insured and critical illness coverage pays on the earlier of death or diagnosis of a pre-defined illness. The Corporate and Other segment results include RGA's corporate investment activity, general corporate expenses, interest expense, and the income tax provision. Results related to certain accident and health business, Argentine privatized pension business, and direct insurance operations in Argentina are also reported in RGA's Corporate and Other segment.

ASSET MANAGEMENT

     Asset Management, through SSRM Holdings, Inc. ("State Street Research"), provides a broad variety of asset management products and services to MetLife, third-party institutions and individuals. State Street Research conducts its operations through two subsidiaries, State Street Research & Management Company, a full-service investment management firm, and SSR Realty Advisors, Inc., a full-service real estate investment advisor. State Street Research offers investment management services in all major investment disciplines through multiple channels of distribution in both the retail and institutional marketplaces. At December 31, 2003, State Street Research had assets under management of $47.5 billion which consisted of fixed income investments, equities, real estate and money market investments, representing 54%, 34%, 11% and 1%, respectively, of State Street Research's total assets under management. Assets under management from MetLife of $24 billion are included in the total assets under management of $47.5 billion referred to above.

     State Street Research has been an investment manager for many of the largest U.S. corporate pension plans for over 30 years. The majority of State Street Research's institutional business is concentrated in qualified retirement funds, including both defined benefit and defined contribution plans. State Street Research also provides investment management services to foundations, endowments and union programs. In addition, State Street Research serves as an advisor for 19 mutual funds with assets totaling $9.4 billion at December 31, 2003, as well as seven portfolios with assets totaling $7.4 billion at December 31, 2003, underlying MetLife's variable life and variable annuity products.

     State Street Research distributes its investment products to institutions through its own institutional sales force and pension consultants. State Street Research's mutual fund products are distributed primarily through retail brokerage firms (76% of mutual fund sales) and by the MetLife career agency sales force (21% of mutual fund sales). State Street Research offers its products to the defined contribution market directly, as well as through Institutional's defined contribution group.

POLICYHOLDER LIABILITIES

     MetLife establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when an annuitant takes income, a policy matures or surrenders or an insured dies or becomes disabled. MetLife computes the amounts for actuarial liabilities reported in its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     In establishing these actuarial liabilities, MetLife distinguishes between short duration and long duration contracts. Short duration contracts arise from the group life, group dental and short-term disability businesses. The actuarial liability for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending and approved claims as of the valuation date. Long duration contracts consist of traditional life, guaranteed renewable term life, non-participating whole life, individual disability, group long-term disability and long-term care contracts. MetLife determines actuarial liabilities for long duration contracts using assumptions based on current experience, plus a margin for adverse deviation for these policies. Where they exist, MetLife amortizes deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"), in relation to the associated gross margins, profits or premium.

     MetLife also distinguishes between investment contracts, limited pay contracts and universal life-type contracts. The actuarial liabilities for these products primarily consist of policyholders' account balances. The Company also establishes actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder funds (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). Investment contracts primarily consist of individual annuity and certain group pension contracts that have limited or no mortality risk. MetLife amortizes DAC on these contracts in relation to estimated gross profits. Limited pay contracts primarily consist of single premium immediate individual and group pension annuities. For limited pay contracts, the Company defers the excess of the gross premium over the net premium and recognizes such excess into income in relation to anticipated future benefit payments. Universal life-type contracts consist of universal and variable life contracts. The Company amortizes DAC for limited pay and universal life-type contracts using the product's estimated gross profits. For universal life-type contracts with front-end loads, MetLife defers the charge and amortizes the unearned revenue using the product's estimated gross profits.

     The liability for future policy benefits for participating traditional life insurance is the net level reserve using the policy's guaranteed mortality rates and the dividend fund interest rate or nonforfeiture interest rate, as applicable. MetLife amortizes DAC in relation to the product's estimated gross margins.

     The Auto & Home segment establishes actuarial liabilities to account for the estimated ultimate costs of losses and loss adjustment expenses for claims that have been reported but not yet settled, and claims incurred but not reported. It bases unpaid losses and loss adjustment expenses on:

     - case estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations;

     - estimates of incurred but not reported losses based upon past experience;

     - estimates of losses on insurance assumed primarily from involuntary market mechanisms; and

     - estimates of future expenses to be incurred in settlement of claims.

     For the Auto & Home segment, MetLife deducts estimated amounts of salvage and subrogation from unpaid losses and loss adjustment expenses. Implicit in all these estimates are underlying assumptions about rates of inflation because MetLife determines all estimates using expected amounts to be paid. MetLife derives estimates for the development of reported claims and for incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. Similarly, MetLife derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business. MetLife anticipates ultimate recoveries from salvage and subrogation principally on the basis of historical recovery patterns.

     Pursuant to state insurance laws, MetLife's insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

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

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of its actuarial liabilities, MetLife cannot precisely determine the amounts that it will ultimately pay with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future. Furthermore, the Company has experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism that may have an adverse impact on its business, results of operations and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather
(including snow, freezing water, ice storms and blizzards) and fires. Due to their nature, the Company cannot predict the incidence, timing and severity of catastrophes and acts of terrorism, but the Company makes broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils. However, MetLife believes its actuarial liabilities for future benefits are adequate to cover the ultimate benefits. MetLife periodically reviews its estimates of actuarial liabilities for future benefits and compares them with its actual experience. It revises estimates, when appropriate, if it determines that future expected experience differs from assumptions used in the development of actuarial liabilities.

UNDERWRITING AND PRICING

  INSTITUTIONAL AND INDIVIDUAL

     The Company's underwriting for the Institutional and Individual segments involves an evaluation of applications for life, disability, dental, retirement and savings, and long-term care insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that the Company is willing to accept. The Company employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

     Individual underwriting considers not only an applicant's medical history, but also other factors such as financial profiles, foreign travel, vocations and alcohol, drug and tobacco use. The Company's group underwriters generally evaluate the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. Generally, the Company is not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved for underwriting. Underwriting is generally done by the Company's employees, although some policies are reviewed by intermediaries under strict guidelines established by the Company.

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

     Pricing for the Institutional and Individual segments reflects the Company's insurance underwriting standards. Product pricing of insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Product specifications are designed to mitigate the risks of greater than expected mortality, and the Company periodically monitors mortality and morbidity assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency, and optionality.

     Unique to the Institutional segment's pricing is experience rating. MetLife employs both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the period of time in question.

     MetLife continually reviews its underwriting and pricing guidelines so that its policies remain competitive and supportive of its marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that MetLife's underwriting and pricing guidelines are appropriate.

  REINSURANCE

     Reinsurance is written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured. Factors considered in underwriting facultative reinsurance are medical history, impairments, employment, hobbies and financial information. An automatic reinsurance treaty provides that risks will be ceded on specified blocks of business where the underlying policies meet the ceding company's underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual risk. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with specified policies written by the ceding company. Factors considered in underwriting automatic reinsurance are the product's underwriting, pricing, distribution and optionality, as well as the ceding company's retention and financial strength.

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

REINSURANCE ACTIVITY

     MetLife cedes premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by MetLife depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. The Company also reinsures low mortality risk reinsurance treaties with other reinsurance companies. It also obtains reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

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

  INDIVIDUAL

     MetLife currently reinsures up to 90% of the mortality risk for all new individual life insurance policies that it writes through its various insurance companies. This practice was initiated for different products starting at various points in time between 1992 and 2000. In addition, in 1998, MetLife reinsured most of the mortality risk on its universal life policies issued since 1983.

     In addition to reinsuring mortality risk, MetLife reinsures other risks and specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, vocation and lifestyle hazards. MetLife's retention limits per life vary by franchise and according to the characteristics of the particular risks.

     MetLife reinsures its business through a diversified group of reinsurers. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

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

     Statutory insurance examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. On March 1, 2000, the Department completed an examination of Metropolitan Life for each of the five years in the period ended December 31, 1998 which included recommendations for certain changes in recordkeeping processes, but did not result in a fine. For the three-year period ended December 31, 2003, MetLife, Inc. has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.

     Regulatory authorities in a small number of states have conducted investigations or inquiries relating to Metropolitan Life's, New England Life Insurance Company's ("New England Life") or General American's sales of individual life insurance policies or annuities. Over the past several years, these and other investigations by various regulatory authorities were resolved by monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

     Policy and contract reserve sufficiency analysis. Under the New York Insurance Law, Metropolitan Life is required to conduct annually an analysis of the sufficiency of all life and health insurance and annuity statutory reserves. Additionally, other life insurance affiliates are subject to similar requirements in their states of domicile. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, Metropolitan Life and all other insurance subsidiaries required by other jurisdictions to provide similar opinions have provided them without qualifications.

     Surplus and capital. The New York Insurance Law requires New York domestic stock life insurers to maintain minimum capital. At December 31, 2003, Metropolitan Life's capital was in excess of such required minimum. Since its demutualization, Metropolitan Life has continued to offer participating policies. Metropolitan Life is subject to statutory restrictions that limit to 10% the amount of statutory profits on participating policies written after the demutualization (measured before dividends to policyholders) that can inure to the benefit of stockholders. Since the demutualization, the impact of these restrictions on net income has not been, and Metropolitan Life believes that in the future it will not be, significant.

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

     The New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2003, Metropolitan Life's total adjusted capital was in excess of each of those RBC levels.

     Each of the U.S. insurance subsidiaries of the Holding Company is also subject to certain RBC requirements. At December 31, 2003, the total adjusted capital of each of these insurance subsidiaries also was in excess of each of those RBC levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company -- Liquidity Uses -- Support Agreements."

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

     Regulation of investments. Each of the Holding Company's insurance subsidiaries is subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by each of its insurance subsidiaries complied with such regulations at December 31, 2003.

     Federal initiatives. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including the repeal of the federal estate tax, tax benefits associated with COLI, and the creation of tax advantaged or tax exempt savings accounts that would favor short-term savings over long-term savings. In addition, a bill reforming asbestos litigation may be voted on by the Senate in 2004. The Company cannot predict whether these initiatives will be adopted as proposed, or what impact, if any, such proposals may have on the Company's business, results of operation or financial condition.

     Legislative Developments. On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which includes a major reduction in rates for long term capital gains and cash dividends on equity securities. It is unclear what the effect of this tax rate reduction may have on the demand for products which do not benefit from such measures. In 2001, President Bush signed into law the Economic Growth and Taxpayer Relief Reconciliation Act, which includes the repeal of the federal estate tax over a 10-year period. The Company believes that the repeal of the federal estate tax has resulted in reduced sales and could continue to impact sales of some of the Company's estate planning products, including survivorship/second to die life insurance policies; however, the Company does not expect the repeal to have a material adverse impact on its overall business.

     Management   cannot  predict  what  other   proposals  may  be  made,  what
legislation may be introduced or enacted or the impact of any such legislation on the Company's business, results of operations and financial condition.

  BROKER/DEALER AND SECURITIES REGULATION

     Some of MetLife, Inc.'s subsidiaries and certain policies and contracts offered by them, are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission. Some of MetLife, Inc.'s subsidiaries are investment advisers registered under the Investment Advisers Act of 1940, as amended. In addition, some separate accounts and a variety of mutual funds are registered under the Investment Company Act of 1940, as amended. Some annuity contracts and insurance policies issued by the Company are funded by separate accounts, the interests in which are registered under the Securities Act of 1933, as amended. Some of MetLife, Inc.'s subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended, and are members of the National Association of Securities Dealers, Inc. ("NASD"). These broker/dealers may also be registered under various state securities laws.

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

     In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are "plan assets." Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer's general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 ("Transition Policy"). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.

     The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 day notice and receive without penalty, at the policyholder's option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or
(ii) a book value payment of such amount in annual installments with interest. The Company has taken and continues to take steps designed to ensure compliance with these regulations, as appropriate.

  FINANCIAL HOLDING COMPANY REGULATION

     Regulatory agencies. In connection with its acquisition of a federally-chartered commercial bank, the Holding Company became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). In addition, the Holding Company's banking subsidiary is subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and secondarily by the FRB and the Federal Deposit Insurance Corporation.

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

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, N.A. ("MetLife Bank"), a national bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2003, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Consumer Protection Laws. Numerous other federal and state laws also affect the Holding Company's and MetLife Bank's earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution's privacy policy to customers. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation.

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Change of Control. Because MetLife, Inc. is a "financial holding company" and "bank holding company" under the federal banking laws, no person may acquire control of MetLife, Inc. without the prior approval of the FRB. A change of control is conclusively presumed upon acquisitions of 25% or more of any class of voting securities and rebuttably presumed upon acquisitions of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.'s ownership of MetLife Bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

COMPETITION

     The Company believes that competition with its business segments is based on a number of factors, including service, product features, scale, price, commission structure, financial strength, claims-paying ratings, credit ratings, ebusiness capabilities and name recognition. It competes with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker/dealers and asset managers, for individual consumers, employer and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

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

     The Company must attract and retain productive sales representatives to sell its insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. The Company competes with other insurers for sales representatives primarily on the basis of its financial position, support services and compensation and product features. See "-- Individual -- Marketing and Distribution." MetLife continues to undertake several initiatives to grow the MetLife Financial Services career agency force while continuing to enhance the efficiency and production of the existing sales force. The Company cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and the Company's results of operations and financial position could be materially adversely affected if it is unsuccessful in attracting and retaining agents.

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

     Congress periodically considers reforms to the nation's health care system. While the Company offers non-medical health insurance products (such as group dental insurance, long-term care and disability insurance), it generally does not offer medical indemnity products or managed care products, and, accordingly, it does not expect to be directly affected by such proposals to any significant degree. However, the uncertain environment resulting from health care reform could cause group health insurance providers to enter some of the markets in which the Company does business, thereby increasing competition. Increasing healthcare costs are causing consumers to seek alternative financial protection products. As a result, the Company is entering the fixed benefit critical care marketplace. Changes to the health care system may make this market more or less attractive in the future.

COMPANY RATINGS

     Insurer financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. The Company's insurer financial strength ratings and credit ratings as of the date of this filing are listed in the table below:

  INSURER FINANCIAL STRENGTH RATINGS

                                                                              MOODY'S
                                                   A.M. BEST      FITCH      INVESTORS    STANDARD &
                                                   COMPANY(1)   RATINGS(2)   SERVICE(3)   POOR'S(4)
                                                   ----------   ----------   ----------   ----------
First MetLife Investors Insurance Co.                  A+          n/a          n/a            AA
General American Life Insurance Company                A+           AA          Aa2*           AA
MetLife Investors Insurance Company                    A+           AA          Aa2*           AA
MetLife Investors Insurance Company of California      A+          n/a          n/a            AA
MetLife Investors USA Insurance Company                A+           AA          Aa3            AA
Metropolitan Casualty Insurance Company                 A          n/a          n/a           n/a
Metropolitan Direct Property and Casualty
  Insurance Co.                                         A          n/a          n/a           n/a
Metropolitan General Insurance Company                  A          n/a          n/a           n/a
Metropolitan Group Property & Casualty Insurance
  Co.                                                   A          n/a          n/a           n/a
Metropolitan Insurance and Annuity Company              A          n/a          Aa3           n/a
Metropolitan Tower Life Insurance Company              A+          n/a          n/a           n/a
Metropolitan Life Insurance Company                    A+           AA          Aa2*           AA
Metropolitan Life Insurance Company (Short-term
  rating)                                             n/a          n/a          P-1*         A-1+
Metropolitan Lloyds Insurance Company of Texas          A          n/a          n/a           n/a
Metropolitan Property and Casualty Insurance
  Company                                               A          n/a          Aa3*          n/a
New England Life Insurance Company                     A+           AA          Aa2*           AA
Paragon Life Insurance Company                         A+           AA          n/a            AA
RGA Reinsurance Company                                A+          AA-           A1           AA-
RGA Life Reinsurance Company of Canada                 A+          n/a          n/a           AA-
Texas Life Insurance Company                            A          n/a          n/a           n/a

  CREDIT RATINGS

                                                                              MOODY'S
                                                   A.M. BEST      FITCH      INVESTORS    STANDARD &
                                                   COMPANY(1)   RATINGS(2)   SERVICE(3)   POOR'S(4)
                                                   ----------   ----------   ----------   ----------
GenAmerica Capital I (Preferred Stock)                  n/a          A-           A3*        BBB+
General American Life Insurance Company (Surplus
  Notes)                                                 a+         n/a           A1*          A+
MetLife Funding, Inc. (Commercial Paper)             AMB-1+         F1+          P-1         A-1+
MetLife, Inc. (Commercial Paper)                     AMB-1+          F1          P-1*         A-1
MetLife, Inc. (Senior Unsecured)                          a           A           A2*           A
Metropolitan Life Insurance Company (Surplus
  Notes)                                                 a+          A+           A1*          A+
Reinsurance Group of America, Incorporated
  (Senior Unsecured)                                     a-          A-         Baa1           A-
RGA Capital Trust I (Preferred Stock)                  bbb+        BBB+         Baa2          BBB

---------------

 * The outlook for these ratings is negative.

(1) A.M. Best Company ("A.M. Best") insurer financial strength ratings range from "A++ (superior)" to "F (in liquidation)." Ratings of "A+" and "A" are in the "superior" and "excellent" categories, respectively.

    A.M. Best long-term credit ratings range from "aaa (exceptional)" to "d (in default)." A "+" or "-" may be appended to ratings from "aa" to "ccc" to indicate relative position within a category. Ratings of "a" and "bbb" are in the "strong" and "adequate" categories, respectively.

    A.M. Best short-term credit ratings range from "AMB-1+ (strongest)" to "d (in default)."

(2) Fitch Ratings ("Fitch") insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." A "+" or "-" may be appended to a rating to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

    Fitch long-term credit ratings range from "AAA (highest credit quality)," to "D (default)." A "+" or "-" may be appended to a rating to indicate relative position within a category. Ratings of "A" and "BBB" are in the "high" and "good" categories, respectively.

    Fitch short-term credit ratings range from "F1+ (exceptionally strong credit quality)" to "D (in default)." A rating of "F1" is in the "highest credit quality" category.

(3) Moody's Investors Service ("Moody's") long-term insurer financial strength ratings range from "Aaa (exceptional)" to "C (extremely poor)." A numeric modifier may be appended to a rating to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of "Aa" is in the "excellent" category.

    Moody's short-term insurer financial strength ratings range from "P-1 (superior)" to "NP (not prime)."

    Moody's long-term credit ratings range from "Aaa (highest quality)" to "C (typically in default)." A numeric modifier may be appended to a rating to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of "A" and "Baa" are in the "upper-medium grade" and "medium-grade" categories, respectively.

    Moody's short-term credit ratings range from "P-1 (superior)" to "NP (not prime)."

(4) Standard & Poor's ("S&P") insurer financial strength ratings range from "AAA (extremely strong)" to "R (regulatory supervision)." A "+" or "-" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

    S&P  short-term  insurer  financial   strength  ratings  range  from   "A-1+
    (extremely strong)" to "R (regulatory supervision)."

    S&P long-term credit ratings range from "AAA (extremely strong)" to "D (in default)." A "+" or "-" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "A" is in the "strong" category.

    S&P short-term credit ratings range from "A-1+ (extremely strong)" to "D (in default)." A rating of "A-1" is in the "strong" category.

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

EMPLOYEES

     At December 31, 2003, the Company employed approximately 49,000 employees. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the executive officers of MetLife, Inc. and Metropolitan Life:

          ROBERT H. BENMOSCHE, age 59, has been a Director of MetLife, Inc. since August 1999 and Chairman of the Board, President and Chief Executive Officer of MetLife, Inc. since September 1999. He has been a Director of Metropolitan Life since 1997 and Chairman of the Board, President and Chief Executive Officer of Metropolitan Life since July 1998, was President and Chief Operating Officer from November 1997 to June 1998, and was Executive Vice President from September 1995 to October 1997. Previously, he was Executive Vice President of PaineWebber Group Incorporated, a full service securities and commodities firm, from 1989 to 1995.

          DANIEL J. CAVANAGH, age 64, has been Executive Vice President of Operations and Technology of MetLife, Inc. since March 1999. He was Senior Vice President in charge of information systems from 1983 to 1991, Vice President from 1975 to 1983, Assistant Vice President from 1973 to 1975, a manager in electronic development from 1972 to 1975, and joined the Company as an insurance trainee in the industrial insurance department in 1957. He was appointed president of Metropolitan Property and Casualty Insurance Company in 1991, its Chief Executive Officer from 1993 to March 1999 and has been a director since 1986.

          C. ROBERT HENRIKSON, age 56, has been President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. since July 2002. He served as President of Institutional Business of MetLife, Inc. since September 1999 and President of Institutional Business of Metropolitan Life since May 1999. He was Senior Executive Vice President, Institutional Business, of Metropolitan Life from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of a number of subsidiaries of Metropolitan Property and Casualty Insurance Company.

          LELAND C. LAUNER, JR., age 48, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and Metropolitan Life since July 2003 prior to which he was a Senior Vice President of Metropolitan Life for more than five years. Mr. Launer is a director of Reinsurance Group of America, Incorporated.

          JAMES L. LIPSCOMB, age 57, has been Executive Vice President and General Counsel of MetLife, Inc. and Metropolitan Life since July 2003. Mr. Lipscomb was Senior Vice President and Deputy General Counsel from July 2001 to July 2003. Mr. Lipscomb was President and Chief Executive Officer of Conning Corporation, a former subsidiary of Metropolitan Life, from March 2000 to July 2001, prior to which he served in various senior management positions with Metropolitan Life for more than five years.

          STEWART G. NAGLER, age 61, has been a Director and Vice Chairman of the Board of MetLife, Inc. since September 1999 and served as Chief Financial Officer of MetLife, Inc. from September 1999 to December 2003. He has been a Director of Metropolitan Life since 1997 and Vice Chairman of the Board of Metropolitan Life since July 1998 and he served as Chief Financial Officer of that company from April 1993 to December 2003. Mr. Nagler also serves as a director and Chairman of the Board of Reinsurance Group of America, Incorporated.

          CATHERINE A. REIN, age 61, has been Senior Executive Vice President of MetLife, Inc. since September 1999 and President and Chief Executive Officer of Metropolitan Property and Casualty Insurance Company since March 1999. She has been Senior Executive Vice President of Metropolitan Life since February 1998 and was Executive Vice President from October 1989 to February 1998.

          WILLIAM J. TOPPETA, age 55, has been President of International of MetLife, Inc. since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September

     1999 to June 2001 and President of Client Services and Chief Administrative Officer of Metropolitan Life from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of Metropolitan Life from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and its President and Chief Executive Officer, Canadian Operations, from July 1993 to October 1995.

          LISA M. WEBER, age 41, has been Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. and Metropolitan Life since June 2001. She was Executive Vice President of MetLife, Inc. and Metropolitan Life from December 1999 to June 2001 and was head of Human Resources of Metropolitan Life from March 1998 to December 2003. She was Senior Vice President of MetLife, Inc. from September 1999 to November 1999 and Senior Vice President of Metropolitan Life from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years. Ms. Weber is a director of Reinsurance Group of America, Incorporated.

          WILLIAM J. WHEELER, age 42, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and Metropolitan Life since December 2003, prior to which he was a Senior Vice President of Metropolitan Life from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years.

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

AVAILABLE INFORMATION

     MetLife, Inc. files periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including MetLife, Inc.

     MetLife makes available, free of charge, on its website (www.metlife.com) through the Investor Relations page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports, as soon as reasonably practicable after filing (furnishing) such reports to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.  PROPERTIES

     One Madison Avenue in New York, New York currently serves as the Company's headquarters, and it contains approximately 1.4 million rentable square feet of space. The Company has leased approximately 1.1 million square feet of space at One Madison Avenue to Credit Suisse First Boston (USA), Inc., under a long-term lease. MetLife occupies the balance of the space, approximately 270,000 rentable square feet as of December 31, 2003, which is expected to decline through 2004.

     At December 31, 2003, the Company leased approximately 686,082 rentable square feet in Long Island City, New York under a long-term lease arrangement. Currently, approximately 1,250 associates are located in Long Island City with the expectation that number will be increasing to in excess of 1,500 associates in 2004.

     The Company continues to own 16 other buildings in the U.S. that it uses in the operation of its business. These buildings contain approximately 3.1 million rentable square feet and are located in the following states: Florida, Illinois, Massachusetts, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. The Company's computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. The Company leases space in approximately 692 other locations throughout the U.S., and these leased facilities consist of approximately 8.1 million rentable square feet. Approximately 52% of these leases are occupied as sales offices for the Individual segment, and the Company uses the balance for its other business activities. It also owns six buildings outside the U.S., comprising more than 448,000 rentable square feet. The Company leases approximately 1.8 million rentable square feet in various locations outside the U.S. Management believes that its properties are suitable and adequate for the Company's current and anticipated business operations.

     The Company arranges for property and casualty coverage on its properties, taking into consideration its risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, the Company has arranged $850 million of annual terrorist coverage on its real estate portfolio, effective January 1, 2004.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of December 31, 2003, there are approximately 366 sales practices lawsuits pending against Metropolitan Life, approximately 40 sales practices lawsuits pending against New England Mutual and approximately 25 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

     The following table sets forth the total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years:

                                                          AT OR FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   -------   -------
                                                            (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year-end
  (approximate)........................................   111,700   106,500    89,000
Number of new claims during the year (approximate).....    60,300    66,000    59,500
Settlement payments during the year (1)................     $84.2     $95.1     $90.7

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

     Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may result in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase in the number of claims.

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

     During the fourth quarter of 2002, Metropolitan Life analyzed its claims experience and reviewed external publications and numerous variables to identify trends and assessed their impact on its recorded asbestos liability. Certain publications suggested a trend towards more asbestos-related claims and a greater awareness of asbestos litigation generally by potential plaintiffs and plaintiffs' lawyers. Plaintiffs' lawyers continue to advertise heavily with respect to asbestos litigation. Bankruptcies and reorganizations of other defendants in asbestos litigation may increase the pressures on remaining defendants, including Metropolitan Life. Through the first nine months of 2002, the number of new claims received by Metropolitan Life was lower than those received during the comparable 2001 period. However, the number of new claims received by Metropolitan Life during the fourth quarter of 2002 was significantly higher than those received in the prior year quarter, resulting in more new claims being received by Metropolitan Life in 2002 than in 2001. Factors considered also included expected trends in filing cases, the dates of initial exposure of plaintiffs to asbestos, the likely percentage of total asbestos claims which included Metropolitan Life as a defendant and experience in claims settlement negotiations.

     Metropolitan Life also considered views derived from actuarial calculations it made in the fourth quarter of 2002. These calculations were made using, among other things, then current information regarding Metropolitan Life's claims and settlement experience, information available in public reports, as well as a study regarding the possible future incidence of mesothelioma. Based on all of the above information, including greater than expected claims experience in 2000, 2001 and 2002, Metropolitan Life expected to receive more claims in the future than it had previously expected. Previously, Metropolitan Life's liability reflected that the increase in asbestos-related claims was a result of an acceleration in the reporting of such claims; the liability now reflects that such an increase is also the result of an increase in the total number of asbestos-related claims expected to be received by Metropolitan Life. Accordingly, Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related liability (after the self-insured retention) is within the coverage of the excess insurance policies discussed below. The aforementioned analysis was updated through December 31, 2003.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim was made under the excess insurance policies in 2003 for the amounts paid with respect to asbestos litigation in excess of the retention. Based on performance of the reference fund, at December 31, 2002, the loss reimbursements to Metropolitan Life in 2003 and the recoverable with respect to later periods was $42 million less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. The foregone loss reimbursements were estimated to be $9 million with respect to 2002 claims and estimated to be $42 million in the aggregate.

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

     As a result of the excess insurance policies, $1,237 million is recorded as a recoverable at December 31, 2002 ($224 million of which is recorded as a deferred gain as mentioned above); the amount includes recoveries for amounts paid in 2002. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies.

     In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia, Alabama, Illinois and Arkansas. The Company intends to defend itself vigorously against these cases.

     Property and Casualty Actions

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Two purported nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and discovery is ongoing. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion to dismiss has been filed. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. Metropolitan Property and Casualty Insurance Company is vigorously defending itself against this lawsuit. Certain plaintiffs' lawyers have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, has tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under
Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. Plaintiffs in the consolidated action and separate action have filed notices of appeal. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Metropolitan Life has served a motion to dismiss the consolidated amended complaint and a motion for summary judgment in this action. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint alleging that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs sought compensatory and punitive damages, as well as attorneys' fees and costs. In October 2003, the court granted defendants' motion to dismiss the action. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In January 2004, the appeal was dismissed.

     Race-Conscious Underwriting Claims

     Insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. On April 28, 2003, the United States District Court approved a class-action settlement of the consolidated actions. Several persons filed notices of appeal from the order approving the settlement, but subsequently the appeals were dismissed. Metropolitan Life also has entered into settlement agreements to resolve the regulatory examination. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters. The Company believes the remaining portion of the previously recorded charge is adequate to cover the costs associated with the resolution of these matters.

     Sixteen lawsuits involving approximately 130 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

     Other

     In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs were seeking unspecified compensatory damages, punitive damages, a declaration that the alleged practices were discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs filed a motion for class certification. Opposition papers were filed by Metropolitan Life. In August 2003, the court granted preliminary approval to a settlement of the lawsuit. At the fairness hearing held on November 6, 2003, the court approved the settlement of the lawsuit. Implementation of the settlement has commenced in 2004.

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

     A lawsuit was filed against Metropolitan Life in Ontario, Canada by Clarica Life Insurance Company regarding the sale of the majority of Metropolitan Life's Canadian operation to Clarica in 1998. Clarica alleged that Metropolitan Life breached certain representations and warranties contained in the sale agreement, that Metropolitan Life made misrepresentations upon which Clarica relied during the negotiations and that Metropolitan Life was negligent in the performance of certain of its obligations and duties under the sale agreement. The parties settled the matter in January 2004. The settlement will have no material impact on the Company's consolidated financial results in 2004.

     A reinsurer of universal life policy liabilities of Metropolitan Life and certain of its affiliates commenced an arbitration proceeding and sought rescission, claiming that, during underwriting, material misrepresentations or omissions were made to the reinsurer. The reinsurer also sent a notice purporting to increase reinsurance premium rates. In December 2003, the arbitration panel denied the reinsurer's attempt to rescind the contract and granted the reinsurer's request to raise rates. As a result of the panel's rulings, liabilities ceded to the reinsurer were recaptured effective May 5, 2003. The recapture had no material impact on the Company's consolidated financial results in 2003.

     As previously reported, the SEC is conducting a formal investigation of New England Securities Corporation ("NES"), an indirect subsidiary of New England Life Insurance Company ("NELICO"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC.

     Prior to filing the Company's June 30, 2003 Form 10-Q, MetLife announced a $31 million after-tax charge resulting from certain improperly deferred expenses at an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC is pursuing a formal investigation of the matter and MetLife is fully cooperating with the investigation.

     The American Dental Association and two individual providers have sued MetLife, Mutual of Omaha and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the case and a motion to dismiss has been filed.

     A purported class action in which a policyholder seeks to represent a class of owners of participating life insurance policies is pending in state court in New York. Plaintiff asserts that Metropolitan Life breached her policy in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action. MetLife is vigorously defending the case.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to trading in mutual fund shares. State Street Research Investment Services, one of the Company's indirect broker/dealer subsidiaries, has entered into a settlement with the NASD resolving all outstanding issues relating to its investigation. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. The Company is in the process of responding and is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.

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

     The following table presents high and low closing prices for the Common Stock on the NYSE for the periods indicated, and the dividends declared per share:

                                                                  2003
                                          -----------------------------------------------------
                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
Common Stock Price
  High..................................    $29.34        $29.20        $29.58        $33.92
  Low...................................    $24.01        $26.61        $27.35        $28.96
Dividends Declared......................    $   --        $   --        $   --        $ 0.23

                                                                  2002
                                          -----------------------------------------------------
                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
Common Stock Price
  High..................................    $33.30        $34.58        $29.58        $28.41
  Low...................................    $28.67        $28.00        $22.76        $20.75
Dividends Declared......................    $   --        $   --        $   --        $ 0.21

     As of March 1, 2004, there were 39,368 shareholders of record of Common Stock.

     On October 21, 2003, the Holding Company's Board of Directors approved an annual dividend for 2003 of $0.23 per share. The dividend was paid on December 15, 2003 to shareholders of record on November 7, 2003. On October 22, 2002, the Holding Company's Board of Directors approved an annual dividend for 2002 of $0.21 per share. The dividend was paid on December 13, 2002 to shareholders of record on November 8, 2002. Future dividend decisions will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium- and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. See "Business -- Regulation", "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 14 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the Company. The selected consolidated financial information for the years ended December 31, 2003, 2002, and 2001 and at December 31, 2003 and 2002 has been derived from the Company's audited consolidated financial statements included elsewhere herein. The selected consolidated financial information for the years ended December 31, 2000 and 1999 and at December 31, 2001, 2000 and 1999 has been derived from the Company's audited consolidated financial statements not included elsewhere herein. The following information should be read in conjunction with and is qualified in its entirety by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements appearing elsewhere herein. Some previously reported amounts have been reclassified to conform with the presentation at and for the year ended December 31, 2003.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                            (DOLLARS IN MILLIONS)
STATEMENTS OF INCOME DATA
Revenues:
  Premiums...................................  $20,673   $19,077   $17,212   $16,317   $12,084
  Universal life and investment-type product
     policy fees.............................    2,496     2,147     1,889     1,820     1,437
  Net investment income(1)...................   11,636    11,261    11,187    10,986     9,436
  Other revenues.............................    1,342     1,332     1,507     2,229     1,861
  Net investment gains
     (losses)(1)(2)(3)(7)....................     (358)     (751)     (579)     (390)      (70)
                                               -------   -------   -------   -------   -------
          Total revenues(4)(6)...............   35,789    33,066    31,216    30,962    24,748
                                               -------   -------   -------   -------   -------
Expenses:
  Policyholder benefits and claims(2)(7).....   20,848    19,523    18,454    16,893    13,100
  Interest credited to policyholder account
     balances................................    3,035     2,950     3,084     2,935     2,441
  Policyholder dividends.....................    1,975     1,942     2,086     1,919     1,690
  Payments to former Canadian
     policyholders(5)........................       --        --        --       327        --
  Demutualization costs......................       --        --        --       230       260
  Other expenses(1)(2)(8)....................    7,301     7,015     7,022     7,401     6,210
                                               -------   -------   -------   -------   -------
          Total expenses(4)(6)...............   33,159    31,430    30,646    29,705    23,701
                                               -------   -------   -------   -------   -------
Income from continuing operations before
  provision for income taxes.................    2,630     1,636       570     1,257     1,047
Provision for income taxes(1)(9).............      687       502       204       405       511
                                               -------   -------   -------   -------   -------
Income from continuing operations............    1,943     1,134       366       852       536
Income from discontinued operations, net of
  income taxes(1)............................      300       471       107       101        81
                                               -------   -------   -------   -------   -------
Income before cumulative effect of change in
  accounting.................................    2,243     1,605       473       953       617
Cumulative effect of change in accounting,
  net of income taxes........................      (26)       --        --        --        --
                                               -------   -------   -------   -------   -------
Net income...................................  $ 2,217   $ 1,605   $   473   $   953   $   617
                                               =======   =======   =======   =======   =======
Net income after April 7, 2000 (date of
  demutualization)...........................                                $ 1,173
                                                                             =======

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
BALANCE SHEET DATA
Assets:
  General account assets................  $251,085   $217,733   $194,256   $183,912   $160,291
  Separate account assets...............    75,756     59,693     62,714     70,250     64,941
                                          --------   --------   --------   --------   --------
     Total assets.......................  $326,841   $277,426   $256,970   $254,162   $225,232
                                          ========   ========   ========   ========   ========
Liabilities:
  Life and health policyholder
     liabilities(10)....................  $176,628   $162,569   $148,395   $140,040   $122,637
  Property and casualty policyholder
     liabilities(10)....................     2,943      2,673      2,610      2,559      2,318
  Short-term debt.......................     3,642      1,161        355      1,085      4,180
  Long-term debt........................     5,703      4,425      3,628      2,400      2,494
  Other liabilities.....................    41,020     28,255     21,950     20,349     14,972
  Separate account liabilities..........    75,756     59,693     62,714     70,250     64,941
                                          --------   --------   --------   --------   --------
     Total liabilities..................   305,692    258,776    239,652    236,683    211,542
                                          --------   --------   --------   --------   --------
  Company-obligated mandatorily
     redeemable securities of subsidiary
     trusts.............................        --      1,265      1,256      1,090         --
                                          --------   --------   --------   --------   --------
Stockholders' Equity:
  Common stock, at par value(11)........         8          8          8          8         --
  Additional paid-in capital(11)........    14,991     14,968     14,966     14,926         --
  Retained earnings(11).................     4,193      2,807      1,349      1,021     14,100
  Treasury stock, at cost(11)...........      (835)    (2,405)    (1,934)      (613)        --
  Accumulated other comprehensive income
     (loss).............................     2,792      2,007      1,673      1,047       (410)
                                          --------   --------   --------   --------   --------
     Total stockholders' equity.........    21,149     17,385     16,062     16,389     13,690
                                          --------   --------   --------   --------   --------
     Total liabilities and stockholders'
       equity...........................  $326,841   $277,426   $256,970   $254,162   $225,232
                                          ========   ========   ========   ========   ========

                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
OTHER DATA
  Net income............................  $  2,217   $  1,605   $    473   $    953   $    617
  Return on equity(12)..................     13.1%      10.8%       3.2%       6.5%       4.5%
  Total assets under management(13).....  $350,235   $299,187   $282,486   $301,325   $373,612
INCOME FROM CONTINUING OPERATIONS
  AVAILABLE TO COMMON SHAREHOLDERS PER
  SHARE DATA(14)
  Basic earnings per share..............  $   2.60   $   1.61   $   0.49   $   1.42        N/A
  Diluted earnings per share............  $   2.57   $   1.56   $   0.48   $   1.40        N/A
INCOME FROM DISCONTINUED OPERATIONS PER
  SHARE DATA(14)
  Basic earnings per share..............  $   0.41   $   0.67   $   0.14   $   0.10        N/A
  Diluted earnings per share............  $   0.40   $   0.65   $   0.14   $   0.09        N/A
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PER SHARE DATA(14)
  Basic earnings per share..............  $  (0.04)  $     --   $     --   $     --        N/A
  Diluted earnings per share............  $  (0.03)  $     --   $     --   $     --        N/A
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE DATA(14)
  Basic earnings per share..............  $   2.98   $   2.28   $   0.64   $   1.52        N/A
  Diluted earnings per share............  $   2.94   $   2.20   $   0.62   $   1.49        N/A
DIVIDENDS DECLARED PER SHARE............  $   0.23   $   0.21   $   0.20   $   0.20        N/A

---------------

 (1) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, income related to real estate sold or classified as held-for-sale for transactions initiated on or after January 1, 2002 is presented as discontinued operations. The following table presents the components of income from discontinued operations:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                            2003   2002   2001   2000   1999
                                            ----   ----   ----   ----   ----
                                                 (DOLLARS IN MILLIONS)
Net investment income.....................  $ 52   $160   $169   $159   $128
Net investment gains (losses).............   421    582     --     --     --
                                            ----   ----   ----   ----   ----
  Total revenues..........................   473    742    169    159    128
Interest expense..........................     1      1     --     --     --
Provision for income taxes................   172    270     62     58     47
                                            ----   ----   ----   ----   ----
  Income from discontinued operations, net
     of income taxes......................  $300   $471   $107   $101   $ 81
                                            ====   ====   ====   ====   ====

 (2) Investment gains and losses are presented net of related policyholder amounts. The amounts netted against investment gains and losses are the following:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                       2003    2002    2001    2000    1999
                                       -----   -----   -----   -----   -----
                                               (DOLLARS IN MILLIONS)
Gross investment gains (losses)......  $(573)  $(896)  $(713)  $(444)  $(137)
                                       -----   -----   -----   -----   -----
Less amounts allocated from:
  Deferred policy acquisition
     costs...........................     31      (5)    (25)     95      46
  Participating contracts............     40      (7)     --    (126)     21
  Policyholder dividend obligation...    144     157     159      85      --
                                       -----   -----   -----   -----   -----
  Total..............................    215     145     134      54      67
                                       -----   -----   -----   -----   -----
Net investment gains (losses)........  $(358)  $(751)  $(579)  $(390)  $ (70)
                                       =====   =====   =====   =====   =====

     Investment gains and losses have been reduced by (i) amortization of DAC, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (3) Net investment gains and losses presented include scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, of $84 million, $32 million and $24 million for the years ended December 31, 2003, 2002 and 2001, respectively.

 (4) Includes the following combined financial statement data of Conning Corporation ("Conning"), which was sold in 2001 and the Company's controlling interest in Nvest Companies, L.P. and its affiliates ("Nvest"), which was sold in 2000:

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                          2001    2000    1999
                                                          -----   -----   -----
                                                          (DOLLARS IN MILLIONS)
Total revenues..........................................   $32    $605    $655
                                                           ===    ====    ====
Total expenses..........................................   $33    $580    $603
                                                           ===    ====    ====

     As a result of these sales, investment gains of $25 million and $663 million were recorded for the years ended December 31, 2001 and 2000, respectively.

 (5) In July 1998, Metropolitan Life sold a substantial portion of its Canadian operations to Clarica Life Insurance Company ("Clarica Life"). As part of that sale, a large block of policies in effect with Metropolitan Life in Canada were transferred to Clarica Life, and the holders of the transferred Canadian policies became policyholders of Clarica Life. Those transferred policyholders were no longer policyholders of Metropolitan Life and, therefore, were not entitled to compensation under the plan of reorganization. However, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale and in connection with the demutualization, in 2000, Metropolitan Life's Canadian branch made cash payments to those who were, or were deemed to be, holders of these transferred Canadian policies. The payments were determined in a manner that is consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

 (6) Included in total revenues and total expenses for the year ended December 31, 2002 are $421 million and $358 million, respectively, related to Aseguradora Hidalgo S.A., which was acquired in June 2002. Included in total revenues and total expenses for the year ended December 31, 2000 are $3,739 million and $3,561 million, respectively, related to GenAmerica, which was acquired in January 2000.

 (7) Policyholder benefits and claims exclude ($184) million, ($150) million, ($159) million, $41 million, and ($21) million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively, of adjustments to participating contractholder accounts and changes in the policyholder dividend obligation that have been netted against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (8) Other expenses exclude ($31) million, $5 million, $25 million, ($95) million, and ($46) million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively, of amortization of DAC that have been netted against net investment gains and losses as such amounts are directly related to such gains and losses. This presentation may not be comparable to presentations made by other insurers.

 (9) Provision for income taxes includes ($145) million and $125 million for surplus tax (credited) accrued by Metropolitan Life for the years ended December 31, 2000 and 1999, respectively. Prior to its demutualization, Metropolitan Life was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code.

(10) Policyholder liabilities include future policy benefits and other policyholder funds. Life and health policyholder liabilities also include policyholder account balances, policyholder dividends payable and the policyholder dividend obligation.

(11) For additional information regarding these items, see Notes 1 and 14 of Notes to Consolidated Financial Statements.

(12) Return on equity is defined as net income divided by average total equity, excluding accumulated other comprehensive income (loss).

(13) Includes MetLife's general account and separate account assets managed on behalf of third parties. Includes $21 billion of assets under management managed by Conning at December 31, 2000, which was sold in 2001. Includes $133 billion of assets under management managed by Nvest at December 31, 1999 which was sold in 2000.

(14) Based on earnings subsequent to the date of demutualization. For additional information regarding net income per share data, see Note 16 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this discussion, the terms "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements included elsewhere herein.

ECONOMIC CAPITAL

     Beginning in 2003, the Company changed its methodology of allocating capital to its business segments from Risk-Based Capital ("RBC") to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on RBC, an internally developed formula based on applying a multiple to the National Association of Insurance Commissioners Statutory Risk-Based Capital and included certain adjustments in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

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

     The following table presents actual and pro forma net investment income with respect to the Company's segments for the years ended December 31, 2002 and 2001. The amounts shown as pro forma reflect net investment income that would have been reported in these years had the Company allocated capital based on Economic Capital rather than on the basis of RBC.

                                                          NET INVESTMENT INCOME
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                       2002                  2001
                                                -------------------   -------------------
                                                ACTUAL    PRO FORMA   ACTUAL    PRO FORMA
                                                -------   ---------   -------   ---------
                                                          (DOLLARS IN MILLIONS)
Institutional.................................  $ 3,918    $ 3,980    $ 3,967    $ 4,040
Individual....................................    6,244      6,155      6,165      6,078
Auto & Home...................................      177        160        200        184
International.................................      461        424        267        251
Reinsurance...................................      421        382        390        354
Asset Management..............................       59         71         71         89
Corporate & Other.............................      (19)        89        127        191
                                                -------    -------    -------    -------
  Total.......................................  $11,261    $11,261    $11,187    $11,187
                                                =======    =======    =======    =======

ACQUISITIONS AND DISPOSITIONS

     In September 2003, a subsidiary of the Company, Reinsurance Group of America, Incorporated ("RGA"), announced a coinsurance agreement under which it assumed the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America. The transaction closed during the fourth quarter of 2003 with an effective date retroactive to July 1, 2003. The transaction added approximately $278 billion of life reinsurance in-force, $246 million of premium and $11 million of income before income tax expense, excluding minority interest expense, to the fourth quarter of 2003.

     In June 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition. The Company's existing Mexico subsidiary and Hidalgo now operate as a combined entity under the name MetLife Mexico.

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

  INVESTMENTS

     The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost;
(ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) unfavorable changes in forecasted cash flows on asset-backed securities; and
(vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

  DERIVATIVES

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities or to changing fair values. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that embed derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

  DEFERRED POLICY ACQUISITION COSTS

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"). This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  FUTURE POLICY BENEFITS

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and disability insurance. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation.

     The Company also establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions with respect to current developments, anticipated trends and risk management strategies.

     Differences between the actual experience and assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses.

 REINSURANCE

     The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

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

 EMPLOYEE BENEFIT PLANS

     The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities. The actuarial assumptions used in the calculation of the Company's aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- THE COMPANY

  EXECUTIVE SUMMARY

     MetLife, Inc., through its affiliates and subsidiaries, is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowners insurance and mutual funds to individuals, as well as group insurance, reinsurance, and retirement and savings products and services to corporations and other institutions. The MetLife companies serve approximately 13 million households in the U.S. and provide benefits to approximately 37 million employees and family members through their plan sponsors including 88 of the FORTUNE 100 largest companies. MetLife, Inc. also has direct international insurance operations in 10 countries serving approximately 8 million customers. MetLife is organized into six business segments: Institutional, Individual, Auto & Home, International, Reinsurance and Asset Management.

     The marketplace for financial services is extremely competitive. MetLife, the largest life insurer in the United States, reported $2.2 billion in net income and diluted earnings per share of $2.94 for the year ended December 31, 2003. In 2003, after a three-year economic slowdown, there were improvements in both the credit and equity markets. At the same time, interest rates remained at historic lows and the S&P 500 Index was up 26% for the year. Total premiums and fees increased to $23.2 billion, up 9% over the prior year, which primarily stems from continued sales growth across most of the Company's segments, as well as the positive impact of the U.S. financial markets on policy fees. Assets under management grew to $350.2 billion, up 17% over the prior year, and Individual annuity deposits grew to $11.2 billion, up 42% over the prior year. MetLife generated over $11 billion of net investment income while adhering to rigorous asset-liability management principles and portfolio diversification. An increase in expenses year over year is primarily attributable to employee-related expenses, including pension and postretirement benefit expense and severance, expenses associated with strengthening the Company's distribution systems and taking action in consolidating office space and reducing redundancies, while continuing to invest heavily in infrastructure. In addition, regulatory capital increased and the Company repurchased stock through its buyback program.

  INDUSTRY TRENDS

     The Company's segments continue to be influenced by a variety of industry trends and it is the Company's belief that each of its businesses is well positioned to capitalize on those trends.

     In general, the Company is seeing more employers, both large and small, outsourcing their benefits functions. Further, companies are offering broader new arrays of voluntary benefits to help retain employees while adding little to their overall benefits costs. These trends will likely continue and in fact expand across companies of all sizes. Employers are also demanding substantial online access for their employees for various self-service functions. This functionality requires substantial information technology investment that smaller companies will find difficult to absorb. This will put pressure on those smaller and mid-size companies to gain scale quickly or exit the business.

     In addition, alternative benefit structures, such as simple fixed benefit products, are becoming more popular as the traditional medical indemnity products costs have continued to increase rapidly. These low cost fixed benefit products can provide effective catastrophic protection for high cost illnesses to supplement the basic health coverage provided by medical indemnity insurance.

     From a demographics standpoint, the bulk of the U.S. population is moving from an asset accumulation phase to an asset distribution phase. People within ten years of retirement hold significant assets. With continually lengthening lifespans and unstructured asset distribution, the Company believes many of these people may outlive their retirement savings and/or require long-term care. As a result, the Company expects that the demand for retirement payout solutions with guarantees will increase dramatically over the next decade.

     The combination of these trends will favor those with scale, breadth of distribution and product, ability to provide advice and financial strength to support the long-term guarantees.

 DISCUSSION OF RESULTS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2003      2002     % CHANGE
                                                              -------   -------   --------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................  $20,673   $19,077       8%
Universal life and investment-type product policy fees......    2,496     2,147      16%
Net investment income.......................................   11,636    11,261       3%
Other revenues..............................................    1,342     1,332       1%
Net investment gains (losses) (net of amounts allocable from
  other accounts of ($215) and ($145), respectively)........     (358)     (751)     52%
                                                              -------   -------
     Total revenues.........................................   35,789    33,066       8%
                                                              -------   -------

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2003      2002     % CHANGE
                                                              -------   -------   --------
                                                                 (DOLLARS IN MILLIONS)
EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment gains (losses) of ($184) and
  ($150), respectively).....................................   20,848    19,523       7%
Interest credited to policyholder account balances..........    3,035     2,950       3%
Policyholder dividends......................................    1,975     1,942       2%
Other expenses (excludes amounts directly related to net
  investment gains (losses) of ($31) and $5,
  respectively).............................................    7,301     7,015       4%
                                                              -------   -------
     Total expenses.........................................   33,159    31,430       6%
                                                              -------   -------
Income from continuing operations before provision for
  income taxes..............................................    2,630     1,636      61%
Provision for income taxes..................................      687       502      37%
                                                              -------   -------
Income from continuing operations...........................    1,943     1,134      71%
Income from discontinued operations, net of income taxes....      300       471     (36)%
                                                              -------   -------
Income before cumulative effect of change in accounting.....    2,243     1,605      40%
Cumulative effect of change in accounting, net of income
  taxes.....................................................      (26)       --
                                                              -------   -------
Net income..................................................  $ 2,217   $ 1,605      38%
                                                              =======   =======

     Income from continuing operations increased by $809 million, or 71%, to $1,943 million for the year ended December 31, 2003 from $1,134 million in the comparable 2002 period. Income from continuing operations for the years 2003 and 2002 includes the impact of certain transactions or events that result in net income not being indicative of future earnings, which are described in the applicable segment's results of operations discussions. These items contributed an after-tax benefit of $159 million in 2003 and an after-tax charge of $150 million in 2002. Excluding the impact of these items, income from continuing operations increased by $500 million in 2003 compared to the prior year. Declines in after-tax net investment losses account for $220 million of this increase with the balance being contributed by the Company's operations. The decline in net investment losses is largely attributable to less credit-related losses, which is consistent with the U.S. financial market environment. The Company anticipates net investment losses in 2004 to be comparable with 2003 levels and continues to reflect a concentration of interest-related losses rather than credit-related losses.

     Premiums, fees and other revenues increased 9% over the prior year primarily as a result of growth in the annuities, retirement and savings and variable and universal life product lines. This increase stems in part from policy fee income earned on annuity deposits, which were $11.2 billion in 2003, increasing 42% from the prior year. In addition, the annuity separate account balance was $28.7 billion at December 31, 2003, up 57% versus the prior year end. Growth in retirement & savings is primarily attributable to higher sales in structured settlement products. Fee income from variable and universal life products increased 12% over the prior year primarily as a result of a 25% growth in separate account balances. In addition, the coinsurance agreement with Allianz Life in the Reinsurance segment contributed approximately 1% to the year over year increase. Partially offsetting these increases is a decline in traditional life premiums, which is largely attributable to run off in the Company's closed block of business.

     Investment margins, which represent the spread between net investment income and interest credited to policyholder account balances, remained favorable in 2003 as the Company took appropriate crediting rate reductions in most products in an effort to keep pace with the market environment. In several product lines, where investment margins are a substantial part of earnings, the Company still has a reasonable amount of flexibility to reduce crediting rates further if portfolio yields were to decline from year-end 2003 levels. Investment margins in 2003 did benefit from higher than expected levels of prepayments, a trend that is not expected to continue in 2004.

     Underwriting results varied in 2003. The group life mortality ratio continues to be favorable at 92%. The Individual life mortality ratio was also solid at 88%, which includes the impact of several large claims in the variable and universal product line, some of which had lower levels of reinsurance. Group disability's morbidity ratio increased to 98.5%, from 97.9% in the prior year but is still within management's expected range. The Auto & Home combined ratio, which is a measure of both the loss and loss adjustment expense ratio, as well as the expense ratio, remained favorable at 97.1% excluding catastrophes. The Company's International segment increased its loss recognition reserve in Taiwan as a result of low interest rates relative to product guarantees. This action resulted in a $19 million after-tax charge.

     Other expenses increased 4% over the prior year period primarily as a result of an increase of $133 million in pension and postretirement expenses. As a result of contributions made to the pension plan in late 2003 and early 2004, which totaled approximately $750 million, and the stronger performance of the pension plan assets in 2003, the Company anticipates the pension and postretirement expenses to moderate in 2004. Other expenses in 2003 also include the impact of several actions taken by management in the fourth quarter, including lease terminations, office consolidations and closures, and asset impairments. In addition, severance costs and expenses associated with strategic initiatives at New England Financial contributed to the increase in expenses year over year. Also, there was an increase in many of the product lines' volume-related expenses, which are in line with 2003 business growth.

     Net investment losses decreased by $393 million, or 52%, to $358 million for the year ended December 31, 2003 from $751 million for the comparable 2002 period. This decrease reflects total investment losses, before offsets, of $573 million. The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are
(i) amortization of DAC, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses. Offsets include the amortization of DAC of $31 million and ($5) million in 2003 and 2002, respectively, and changes in the policyholder dividend obligation of $144 million and $157 million in 2003 and 2002, respectively, and adjustments to participating contracts of $40 million and ($7) million in 2003 and 2002, respectively. The dollar amount of the offsets may vary disproportionately with net investment gains and losses based on the relationship of the underlying sold securities to certain insurance products.

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

     Income tax expense for the year ended December 31, 2003 was $687 million, or 26% of income from continuing operations before provision for income taxes and cumulative effect of change in accounting, compared with $502 million, or 31%, for the comparable 2002 period. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a recovery of prior year tax overpayments on tax-exempt bonds, and an adjustment consisting primarily of a revision in the estimate of income taxes for 2002. In addition, the 2003 effective tax rate includes a reduction of the deferred tax valuation allowance related to certain foreign net operating loss carryforwards, and tax benefits related to the sale and merger of foreign subsidiaries reflected in the International segment. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to utilize tax benefits on certain foreign capital losses.

     Income from discontinued operations declined $171 million, or 36%, to $300 million for the year ended December 31, 2003 from $471 million in the comparable prior year period. The decrease is primarily due to lower recognized net investment gains from real estate properties sold in 2003 as compared to the prior year. The income from discontinued operations is comprised of net investment income and net investment gains related to properties that the Company began marketing for sale on or after January 1, 2002. For the years ended December 31, 2003 and 2002, the Company recognized $421 million and $582 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

     The Company changed its method of accounting for embedded derivatives in certain insurance products as required by new accounting guidance which became effective on October 1, 2003, and recorded the impact as a cumulative effect of a change in accounting principle.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the years indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2003      2002     % CHANGE
                                                              -------   -------   --------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................  $ 9,093   $ 8,245       10%
Universal life and investment-type product policy fees......      635       624        2%
Net investment income.......................................    4,038     3,918        3%
Other revenues..............................................      592       609      (3)%
Net investment gains (losses) (net of amounts allocable from
  other accounts of ($89) and $6, respectively).............     (204)     (494)      59%
                                                              -------   -------
  Total revenues............................................   14,154    12,902       10%
                                                              -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment gains (losses) of ($89) and $6,
  respectively).............................................    9,932     9,339        6%
Interest credited to policyholder account balances..........      915       932      (2)%
Policyholder dividends......................................      198       115       72%
Other expenses..............................................    1,784     1,531       17%
                                                              -------   -------
  Total expenses............................................   12,829    11,917        8%
                                                              -------   -------
Income from continuing operations before provision for
  income taxes..............................................    1,325       985       35%
Provision for income taxes..................................      480       347       38%
                                                              -------   -------
Income from continuing operations...........................      845       638       32%
Income from discontinued operations, net of income taxes....       30       121     (75)%
                                                              -------   -------
Income before cumulative effect of change in accounting.....      875       759       15%
Cumulative effect of change in accounting, net of income
  taxes.....................................................      (26)       --
                                                              -------   -------
Net income..................................................  $   849   $   759       12%
                                                              =======   =======

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- INSTITUTIONAL

     The Company's Institutional segment offers a broad range of group insurance and retirement and savings products and services to corporations and other institutions. Group insurance products are offered as either an employer-paid benefit, or as a voluntary benefit with premiums paid by the employee. Retirement and savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small- and mid-sized 401(k) and other defined contribution plans.

     Income from continuing operations increased by $207 million, or 32%, to $845 million for the year ended December 31, 2003 from $638 million for the comparable 2002 period. Revenue growth combined with favorable underwriting results and interest margins contributed to the year over year increase. Lower net investment losses in 2003 versus 2002 contributed $185 million after-tax to the year over year increase. Favorable underwriting experience was partially offset by an increase in expenses associated with office closures and other consolidations, as well as an increase in pension and postretirement benefit costs. In addition, the prior year period includes a $20 million after-tax benefit from the release of a previously established liability for the Company's 2001 business realignment initiatives and a $17 million after-tax benefit from the release of a previously established liability for disability insurance-related losses from the September 11, 2001 tragedies.

     Total revenues, excluding net investment gains and losses, increased by $962 million, or 7%, to $14,358 million for the year ended December 31, 2003 from $13,396 million for the comparable 2002 period. The increase is attributable to both the group insurance and the retirement and savings product lines. Within group insurance, life insurance premiums and fees increased by $238 million, or 5%, which is in line with management's expectations. This increase is attributable primarily to higher sales and favorable persistency. The late 2003 acquisition of the John Hancock block of group life business contributed $72 million to this increase. In addition, the long-term care, dental, and disability products experienced continued growth at a combined rate of approximately 14%, which is in line with management's expectations. Retirement and savings revenues increased approximately 12% primarily due to higher sales in the structured settlement products partially offset by the impact of a sale of a significant, single premium contract in the second quarter of 2002. Premiums and fees from retirement and saving products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. These increases were partially offset by a decrease in revenues primarily due to a decline in retirement and savings administrative fees from the Company's 401(k) business. This decline resulted from the exit from the large market 401(k) business in late 2001. Consequently, revenue decreased as business was transferred to other carriers throughout 2002.

     Total expenses increased by $912 million, or 8%, to $12,829 million for the year ended December 31, 2003 from $11,917 million for the comparable 2002 period. Policyholder-related expenses increased $659 million primarily as a function of the growth in business. The increase in expenses is offset by favorable underwriting results in the term life insurance, dental, long-term care, and retirement and savings products. The term life mortality incurred loss ratio, which represents actual life claims as a percentage of assumed claims incurred used in the determination of future policy benefits, was 92% for 2003 as compared to 93.6% in 2002. Underwriting results declined in disability as the morbidity incurred loss ratio, which represents actual disability claims as a percentage of assumed claims incurred used in the determination of future policy benefits, increased to 98.5% in 2003 from 97.9% in the prior year. The 2003 ratio was within management's expected range. In addition, the 2002 period includes a $28 million release of a previously established liability for disability insurance-related losses from the September 11, 2001 tragedies. Other expenses increased by $253 million over the prior year period. Group insurance and retirement and savings expenses increased $115 million primarily due to an increase in non-deferrable expenses associated with the aforementioned revenue growth, $77 million from an increase in pension and postretirement benefit expense, and a $33 million increase in expenses associated with office closures and other consolidations. In addition, the prior year period includes a $30 million release of a previously established liability for the Company's 2001 business realignment initiatives.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2003      2002     % CHANGE
                                                          -------   -------   --------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $ 4,344   $ 4,507      (4)%
Universal life and investment-type product policy
  fees..................................................    1,589     1,379      15%
Net investment income...................................    6,201     6,244      (1)%
Other revenues..........................................      407       418      (3)%
Net investment gains (losses) (net of amounts allocable
  from other accounts of ($177) and ($147),
  respectively).........................................     (130)     (144)    (10)%
                                                          -------   -------
  Total revenues........................................   12,411    12,404       0%
                                                          -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment gains (losses) of
  ($144) and ($157), respectively)......................    5,183     5,220      (1)%
Interest credited to policyholder account balances......    1,793     1,793       0%
Policyholder dividends..................................    1,700     1,770      (4)%
Other expenses (excludes amounts directly related to net
  investment gains (losses) of ($33) and $10,
  respectively).........................................    2,880     2,629      10%
                                                          -------   -------
  Total expenses........................................   11,556    11,412       1%
                                                          -------   -------
Income from continuing operations before provision for
  income taxes..........................................      855       992     (14)%
Provision for income taxes..............................      284       365     (22)%
                                                          -------   -------
Income from continuing operations.......................      571       627      (9)%
Income from discontinued operations, net of income
  taxes.................................................       30       199     (85)%
                                                          -------   -------
Net income..............................................  $   601   $   826     (27)%
                                                          =======   =======

 YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- INDIVIDUAL

     MetLife's Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and long-term care insurance products offered through the Institutional segment, investment products, such as mutual funds, as well as other products offered by the Company's other businesses.

     Income from continuing operations decreased by $56 million, or 9%, to $571 million for the year ended December 31, 2003 from $627 million for the comparable 2002 period. The decrease year over year is primarily driven by an increase in expenses of $144 million, or 1%, which is largely attributable to an increase in expenses associated with office closures and other consolidations, pension and postretirement benefit costs, an increase in legal-related costs and an adjustment related to certain improperly deferred expenses at New England Financial. Although revenues are essentially flat year over year, policy fees from variable life and annuity and investment-type products grew 15% year over year. In addition, there is a slight increase in premiums related to other traditional life products. These increases are offset by a 5% decline in premiums from the Company's closed block business, which consists of participating policies issued prior to the

Company's demutualization. Premiums on the closed block represent approximately 80% of this segment's premiums for the year ended December 31, 2003.

     Total revenues, excluding net investment gains and losses, decreased by $7 million, or less than 1%, to $12,541 million for the year ended December 31, 2003 from $12,548 million for the comparable 2002 period. Policy fees from variable life and annuity and investment-type products grew by 15% over the prior year period. This growth is primarily a result of an 18% increase in the average separate account balances, which is largely attributable to improvements in the U.S. financial markets. Additionally, this increase is associated with the aging of the in-force policies, as well as an increase in the sales of the enterprise variable annuity product through non-traditional distribution channels. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of average assets. The value of these assets can fluctuate depending on equity market performance. This increase in policy fee income was almost entirely offset by declines in premiums and net investment income. Premiums associated with the Company's closed block of business declined by $186 million, or 5%, which is in line with management's expectations, as this business continues to run-off. Partially offsetting this decline is a slight increase in the other traditional life products. The decline in net investment income is mainly due to the change in capital allocation methodology and lower investment yields year over year.

     Total expenses increased by $144 million, or 1%, to $11,556 million for the year ended December 31, 2003 from $11,412 million for the comparable 2002 period. Other expenses increased by $251 million over the prior year period primarily as a result of expenses associated with certain efficiency initiatives and events. The most significant items include an increase of $67 million from pension and postretirement benefit expense, a $48 million expense recorded in the second quarter of 2003 for an adjustment related to certain improperly deferred expenses at New England Financial, $42 million in expenses associated with office closures and other consolidations, $42 million increase in legal-related costs, and other expenses associated with strategic initiatives at New England Financial. Offsetting these expense increases are a decline in policyholder benefits consistent with the aforementioned decline in the closed block and a decrease in dividends due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low U.S. interest rate environment on the asset portfolios supporting these policies.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2003     2002    % CHANGE
                                                            ------   ------   --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums..................................................  $2,908   $2,828       3%
Net investment income.....................................     158      177     (11)%
Other revenues............................................      32       26      23%
Net investment gains (losses).............................     (15)     (46)    (67)%
                                                            ------   ------
  Total revenues..........................................   3,083    2,985       3%
                                                            ------   ------
EXPENSES
Policyholder benefits and claims..........................   2,139    2,019       6%
Policyholder dividends....................................       1       --       0%
Other expenses............................................     756      793      (5)%
                                                            ------   ------
  Total expenses..........................................   2,896    2,812       3%
                                                            ------   ------
Income before provision for income taxes..................     187      173       8%
Provision for income taxes................................      30       41     (27)%
                                                            ------   ------
Net income................................................  $  157   $  132      19%
                                                            ======   ======

 YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- AUTO & HOME

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto and homeowners insurance.

     Net income increased by $25 million, or 19%, to $157 million for the year ended December 31, 2003 from $132 million for the comparable 2002 period. The increase in earnings year over year is mainly due to premium growth, lower investment losses and a reduction in expenses, partially offset by adverse claims development.

     Total revenues, excluding net investment gains and losses, increased by $67 million, or 2%, to $3,098 million for the year ended December 31, 2003 from $3,031 million for the comparable 2002 period. This variance is mainly due to increases in the average earned premium due to rate increases, partially offset by lower investment income primarily resulting from the change in capital allocation methodology.

     Total expenses increased by $84 million, or 3%, to $2,896 million for the year ended December 31, 2003 from $2,812 million for the comparable 2002 period. Adverse claims development related to prior accident years, resulting mostly from bodily injury and uninsured motorists claims, accounted for $46 million of the increase in policyholder benefits. Also contributing to this increase are higher catastrophe losses of $22 million. Partially offsetting these increases are improved non-catastrophe homeowners claims frequencies, a reduction in the number of auto and homeowners policies in-force, and underwriting and agency management actions. In addition, there was a $23 million reduction in expenses resulting from the completion of the St. Paul integration and a $35 million reduction in the cost associated with the New York assigned risk plan. The combined ratio, excluding catastrophes, which represents losses and total expenses including claims as a percentage of premiums, declined to 97.1% for the year ended December 31, 2003 versus 97.4% for the comparable 2002 period.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2003     2002    % CHANGE
                                                            ------   ------   --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums..................................................  $1,678   $1,511      11%
Universal life and investment-type product policy fees....     272      144      89%
Net investment income.....................................     502      461       9%
Other revenues............................................      80       14     471%
Net investment gains (losses) (net of amounts allocable
  from other accounts of $3 and $0, respectively).........       4       (9)    144%
                                                            ------   ------
  Total revenues..........................................   2,536    2,121      20%
                                                            ------   ------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment gains (losses) of $3
  and $0, respectively)...................................   1,454    1,388       5%
Interest credited to policyholder account balances........     143       79      81%
Policyholder dividends....................................      55       35      57%
Other expenses............................................     659      507      30%
                                                            ------   ------
  Total expenses..........................................   2,311    2,009      15%
                                                            ------   ------
Income from continuing operations before provision for
  income taxes............................................     225      112     101%
Provision for income taxes................................      17       28     (39)%
                                                            ------   ------
Net income................................................  $  208   $   84     148%
                                                            ======   ======

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- INTERNATIONAL

     International provides life insurance, accident and health insurance, annuities and savings and retirement products to both individuals and groups, and auto and homeowners coverage to individuals. The Company focuses on emerging markets in the Latin America and Asia/Pacific regions.

     Net income increased by $124 million, or 148%, to $208 million for the year ended December 31, 2003 from $84 million for the comparable 2002 period. The acquisition of Hidalgo accounted for $48 million of this increase. Also contributing to the increase in earnings during 2003 is a $62 million after-tax benefit from the merger of the Mexican operations and a reduction in policyholder liabilities resulting from a change in reserve methodology, a $12 million tax benefit in Chile and an $8 million after-tax benefit related to reinsurance treaties. These increases are partially offset by a $19 million after-tax charge in Taiwan related to an increased loss recognition reserve due to low interest rates relative to product guarantees.

     Total revenues, excluding net investment gains and losses, increased by $402 million, or 19%, to $2,532 million for the year ended December 31, 2003 from $2,130 million for the comparable 2002 period. This increase is primarily due to the acquisition of Hidalgo, which accounted for $469 million of the variance, partially offset by decreases in Canada of $106 million attributable to a non-recurring sale of an annuity contract and $28 million relating to the restructuring of a pension contract from an investment-type product to a long-term annuity, both of which occurred in 2002. In addition, South Korea's, Chile's and Taiwan's revenues increased by $102 million, $60 million and $36 million, respectively, primarily due to business growth. These increases are partially offset by a $161 million decrease in Mexico, excluding Hidalgo. Anticipated actions taken by the Mexican government adversely impacted the insurance and annuities market and resulted in a decline in premiums in Mexico's group and individual life businesses. In addition, the cancellation of a large broker-sponsored case at the end of 2002 and the weakening of the peso also contributed to the 2003 decline in Mexico.

     Total expenses increased by $302 million, or 15%, to $2,311 million for the year ended December 31, 2003 from $2,009 million for the comparable 2002 period. The acquisition of Hidalgo contributed $394 million to this increase. Partially offsetting this is a decrease of $106 million for the aforementioned non-recurring sale of an annuity contract and a decrease of $28 million for the restructuring of a pension contract, both of which occurred in 2002. In addition, South Korea's, Chile's and Taiwan's expenses increased by $95 million, $65 million and $64 million, respectively, commensurate with the revenue increases in each country. Additionally, Taiwan's expenses include a $30 million pre-tax charge due to an increased loss recognition reserve as a result of low interest rates relative to product guarantees. These increases are partially offset by a $251 million decrease in Mexico, other than Hidalgo, primarily as a result of the impact on expenses from the aforementioned revenue decline in Mexico and a reduction in policyholder liabilities related to a change in reserve methodology.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2003     2002    % CHANGE
                                                            ------   ------   --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums..................................................  $2,668   $2,005       33%
Net investment income.....................................     473      421       12%
Other revenues............................................      49       43       14%
Net investment gains (losses).............................      31        2    1,450%
                                                            ------   ------
     Total revenues.......................................   3,221    2,471       30%
                                                            ------   ------
EXPENSES
Policyholder benefits and claims..........................   2,136    1,554       37%
Interest credited to policyholder account balances........     184      146       26%
Policyholder dividends....................................      21       22       (5)%
Other expenses............................................     740      622       19%
                                                            ------   ------
     Total expenses.......................................   3,081    2,344       31%
                                                            ------   ------
Income before provision for income taxes..................     140      127       10%
Provision for income taxes................................      48       43       12%
                                                            ------   ------
Net income................................................  $   92   $   84       10%
                                                            ======   ======

 YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- REINSURANCE

     MetLife's Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA"), a publicly traded company, and MetLife's ancillary life reinsurance business. RGA has operations in North America and has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

     Net income increased by $8 million, or 10%, to $92 million for the year ended December 31, 2003 from $84 million for the comparable 2002 period. The increase in earnings year over year is primarily attributable to new business growth, additional renewal premiums, as well as a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life") under which RGA assumed 100% of Allianz Life's U.S. traditional life reinsurance business.

     Total revenues, excluding net investment gains and losses, increased by $721 million, or 29%, to $3,190 million for the year ended December 31, 2003 from $2,469 million for the comparable 2002 period. This increase is primarily due to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and United Kingdom reinsurance operations. In addition, there was a $252 million increase in revenues due to the transaction with Allianz Life in late 2003.

     Total expenses increased by $737 million, or 31%, to $3,081 million for the year ended December 31, 2003 from $2,344 million for the comparable 2002 period. This increase is consistent with the growth in revenues and is primarily attributable to policyholder benefits and claims and allowances paid on assumed reinsurance, particularly on certain higher commission business in the United Kingdom. The aforementioned transaction with Allianz Life contributed $242 million to this increase.

ASSET MANAGEMENT

     The following table presents consolidated financial information for the Asset Management segment for the years indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2003    2002    % CHANGE
                                                              -----   -----   ---------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Net investment income.......................................  $ 66    $ 59        12%
Other revenues..............................................   143     166       (14)%
Net investment gains (losses)...............................     9      (4)      325%
                                                              ----    ----
     Total revenues.........................................   218     221        (1)%
                                                              ----    ----
OTHER EXPENSES..............................................   182     211       (14)%
                                                              ----    ----
Income before provision for income taxes....................    36      10       260%
Provision for income taxes..................................    14       4       250%
                                                              ----    ----
Net income..................................................  $ 22    $  6       267%
                                                              ====    ====

 YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- ASSET MANAGEMENT

     Asset Management, through SSRM Holdings, Inc. ("State Street Research"), provides a broad variety of asset management products and services to MetLife, third-party institutions and individuals. State Street Research offers investment management services in all major investment disciplines through multiple channels of distribution in both the retail and institutional marketplaces.

     Net income increased by $16 million, or 267%, to $22 million for the year ended December 31, 2003 from $6 million for the comparable 2002 period. The increase year over year is mainly due to expense reductions and an increase in net investment gains in 2003. These improvements were partially offset by lower revenues earned as a result of a reduction in average assets under management.

     Total revenues, excluding net investment gains and losses, decreased by $16 million, or 7%, to $209 million for the year ended December 31, 2003 from $225 million for the comparable 2002 period. This decrease is primarily attributable to a decline in revenues earned on lower average assets under management, despite an increase in ending assets under management of 7% to $47.5 billion for the year ended December 31, 2003 from $44.6 billion for the comparable 2002 period. In addition, performance fees of $10 million earned during 2003 on certain investment products, were lower than the $14 million earned during the comparable 2002 period.

     Other expenses decreased by $29 million, or 14%, to $182 million for the year ended December 31, 2003 from $211 million for the comparable 2002 period. Compensation-related expenses declined $17 million primarily as a result of staff reductions undertaken in the third and fourth quarters of 2002. Additionally, variable expenses declined $6 million largely as a result of lower average assets under management. General and administrative expenses declined $6 million due to lower spending.

CORPORATE & OTHER

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- CORPORATE & OTHER

     Corporate & Other contains the excess capital not allocated to the business segments, as well as expenses associated with the resolution of proceedings alleging race-conscious underwriting practices, sales practices and asbestos related claims, and interest expense related to the majority of the Company's outstanding debt.

     Income and loss from continuing operations increased by $485 million, or 111%, to $48 million for the year ended December 31, 2003 from a loss of $437 million for the comparable 2002 period. The 2003 period includes a $92 million after-tax benefit from a reduction of a previously established liability related to the Company's race conscious underwriting settlement and a $36 million benefit from a revision of the estimate of income tax for 2002. The 2002 period includes a $169 million after-tax charge to cover costs associated with asbestos-related claims, a $48 million after-tax charge to cover costs associated with the resolution of a federal government investigation of General American Life Insurance Company's ("General American") former Medicare business, and a $30 million after-tax reduction of a previously established liability related to the Company's sales practice class action settlement in 1999. Excluding the impact of these items, the increase in earnings year over year is mainly due to higher investment income.

     Total revenues, excluding net investment gains and losses, increased by $201 million, or 1,117%, to $219 million for the year ended December 31, 2003 from $18 million for the comparable 2002 period. This variance is mainly due to higher investment income resulting from the change in capital allocation methodology, as well as increases in income from corporate joint ventures, equity-linked notes and securities lending.

     Total expenses decreased by $421 million, or 58%, to $304 million for the year ended December 31, 2003 from $725 million for the comparable 2002 period. The 2003 period includes a $144 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement. The 2002 period includes a $266 million charge to increase the Company's asbestos-related liability and expenses to cover costs associated with the resolution of federal government investigations of General American's former Medicare business.

     YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- THE COMPANY

     The following table presents consolidated financial information for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2002      2001     % CHANGE
                                                          -------   -------   --------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $19,077   $17,212      11%
Universal life and investment-type product policy
  fees..................................................    2,147     1,889      14%
Net investment income...................................   11,261    11,187       1%
Other revenues..........................................    1,332     1,507     (12)%
Net investment gains (losses) (net of amounts allocable
  to other accounts of ($145) and ($134),
  respectively).........................................     (751)     (579)     30%
                                                          -------   -------
     Total revenues.....................................   33,066    31,216       6%
                                                          -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment gains (losses) of
  ($150) and ($159), respectively)......................   19,523    18,454       6%
Interest credited to policyholder account balances......    2,950     3,084      (4)%
Policyholder dividends..................................    1,942     2,086      (7)%
Other expenses (excludes amounts directly related to net
  investment gains (losses) of $5 and $25,
  respectively).........................................    7,015     7,022      (0)%
                                                          -------   -------
     Total expenses.....................................   31,430    30,646       3%
                                                          -------   -------
Income from continuing operations before provision for
  income taxes..........................................    1,636       570     187%
Provision for income taxes..............................      502       204     146%
                                                          -------   -------
Income from continuing operations.......................    1,134       366     210%
Income from discontinued operations, net of income
  taxes.................................................      471       107     340%
                                                          -------   -------
Net income..............................................  $ 1,605   $   473     239%
                                                          =======   =======

     Premiums increased by $1,865 million, or 11%, to $19,077 million for the year ended December 31, 2002 from $17,212 million for the comparable 2001 period. This variance is primarily attributable to increases in the Institutional, International and Reinsurance segments. A $957 million increase in Institutional is largely due to sales growth in its group life, dental, disability and long-term care businesses, a sale of a significant retirement and savings contract in the second quarter of 2002, as well as new sales throughout 2002 in this segment's structured settlements and traditional annuity products. The June 2002 acquisition of Hidalgo, the 2001 acquisitions in Chile and Brazil and the sale of an annuity contract in the first quarter of 2002 to a Canadian trust company are the primary drivers of a $665 million increase in International. A portion of the increase in International is also attributable to business growth in South Korea, Mexico (excluding Hidalgo) and Taiwan. In addition, an increase in Canada due to the restructuring of a pension contract from an investment-type product to a long-term annuity contributed to this variance. New premiums from facultative and automatic treaties, and renewal premiums on existing blocks of business contributed to a $243 million increase in the Reinsurance segment.

     Universal life and investment-type product policy fees increased by $258 million, or 14%, to $2,147 million for the year ended December 31, 2002 from $1,889 million for the comparable 2001 period. This variance is primarily attributable to the Individual, International and Institutional segments. A $119 million favorable variance in Individual is due to an increase in policy fees from insurance products, primarily due to higher revenue from insurance fees, which increase as the average separate account asset base supporting the underlying minimum death benefits declines. The average separate account asset base has declined in 2002 in response to poor equity market performance. These increases are partially offset by lower policy fees from annuity and investment-type products generally resulting from poor equity market performance despite growth in annuity deposits. A $106 million increase in International is largely due to the acquisition of Hidalgo and the acquisitions in Chile, partially offset by the cessation of product lines offered through a joint venture with Banco Santander Central Hispano, S.A., ("Banco Santander") in 2001. A $32 million increase in Institutional is principally due to a fee related to the renegotiation of a portion of a bank-owned life insurance contract, as well as growth in existing business in the group universal life product.

     Net investment income increased by $74 million, or 1%, to $11,261 million for the year ended December 31, 2002 from $11,187 million for the comparable 2001 period. This variance is primarily attributable to increases of (i) $58 million, or 1%, in income from fixed maturities, (ii) $62 million, or 15%, in income from real estate and real estate joint ventures held-for-investment, net of investment expenses and depreciation, (iii) $35 million, or 2%, in income on mortgage loans on real estate, (iv) $7 million, or 1%, in interest income on policy loans, and (v) lower investment expenses of $9 million, or 4%. These variances are partially offset by decreases of (i) $47 million, or 17%, in income on cash, cash equivalents and short-term investments, (ii) $39 million, or 17%, in income on other invested assets, and (iii) $11 million, or 10%, in income from equity securities and other limited partnership interests.

     The increase in income from fixed maturities to $8,076 million in 2002 from $8,018 million in 2001 is largely due to a higher asset base, primarily resulting from increased cash flows from sales of insurance and the acquisitions in Mexico and Chile. In addition, securities lending income was higher due to increased activity and a more favorable cost of funds. The increases in income from fixed maturities are partially offset by decreases resulting from lower reinvestment rates and a decline in bond prepayment fees. The increase in income from real estate and real estate joint ventures held-for-investment to $477 million in 2002 from $415 million in 2001 is primarily due to the transfer of the Company's One Madison Avenue, New York property from a company use property to an investment property in 2002. The increase in income on mortgage loans on real estate to $1,883 million in 2002 from $1,848 million in 2001 is due primarily to a higher asset base from new loan production, partially offset by lower mortgage rates. The increase in interest income from policy loans to $543 million in 2002 from $536 million in 2001 is largely due to increased loans outstanding. The decrease in income from cash, cash equivalents and short-term investments to $232 million in 2002 from $279 million in 2001 is due to declining interest rates coupled with a decrease in the asset base. The decrease in net investment income from other invested assets to $186 million in 2002 from $225 million in 2001 is largely due to lower derivative income, partially offset by an increase in reinsurance contracts' funds withheld at interest. The decline in income from equity securities and other limited partnership interests to $99 million in 2002 from $110 million in 2001 primarily resulted from lower dividend income from equity securities, partially offset by higher limited corporate partnership distributions.

     The increase in net investment income is attributable to increases in the International, Individual and Reinsurance segments, partially offset by decreases in Corporate & Other, and the Institutional and Auto & Home segments. A $194 million increase in International is due to a higher asset base resulting from the acquisitions in Mexico and Chile. Individual increased by $79 million primarily due to higher income from securities lending and limited corporate partnership distributions, partially offset by lower bond prepayment fee income. The Reinsurance segment increased $31 million largely resulting from an increase in reinsurance contracts' funds withheld at interest. The decrease in Corporate & Other of $146 million is due to a lower asset base, resulting from funding International's acquisitions in Mexico and Chile, as well as the Company's common stock repurchases, partially offset by higher income from securities lending. Institutional decreased $49 million predominantly as a result of decreased limited partnership, equity-linked note and bond prepayment fee income. Auto & Home decreased $23 million primarily due to lower reinvestment rates.

     Other revenues decreased by $175 million, or 12%, to $1,332 million for the year ended December 31, 2002 from $1,507 million for the comparable 2001 period. This variance is primarily attributable to decreases in the Individual,
Institutional, Asset Management segments and Corporate & Other. Individual decreased by $77 million resulting from lower commission and fee income associated with decreased volume in the broker/dealer and other subsidiaries as a result of the depressed equity markets. A $40 million decrease in Institutional is primarily due to a $73 million reduction in administrative fees as a result of the Company's exit from the large market 401(k) business in late 2001, as well as lower fees earned on investments in separate accounts resulting generally from poor equity market performance. This reduction is partially offset by a $33 million increase in group insurance due to growth in the administrative service businesses and a settlement received in 2002 related to the Company's former medical business. A $32 million decrease in Asset Management is primarily due to the sale of Conning in July 2001. In addition, Corporate & Other decreased by $29 million principally due to the remeasurement of the Company's reinsurance recoverable associated with the sales practices reinsurance treaty in 2001, as well as an increase in the elimination of intersegment activity. This was partially offset from a gain on the sale of a company-occupied building, and income earned on corporate-owned life insurance ("COLI") purchased during 2002.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of DAC, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

     Net investment gains and losses increased by $172 million, or 30%, to $751 million for the year ended December 31, 2002 from $579 million for the comparable 2001 period. This increase reflects total investment gains (losses), before offsets, of $896 million (including gross gains of $1,836 million, gross losses of $1,091 million, writedowns of $1,501 million, and a net loss from derivatives of $140 million which includes scheduled periodic settlement payments on derivatives that do not qualify for hedge accounting of $32 million), an increase of $183 million, or 26%, from $713 million in 2001. Offsets include the amortization of DAC of ($5) million and ($25) million in 2002 and 2001, respectively, and changes in the policyholder dividend obligation of $157 million and $159 million in 2002 and 2001, respectively, and adjustments to participating contracts of ($7) million in 2002. Refer to "-- Investments" beginning on page 86 for a discussion of the Company's investment portfolio.

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

     Policyholder benefits and claims increased by $1,069 million, or 6%, to $19,523 million for the year ended December 31, 2002 from $18,454 million for the comparable 2001 period. This variance is attributable to increases in the International, Institutional and Reinsurance segments, partially offset by a decrease in the Auto & Home segment. A $699 million increase in International is primarily due to the acquisition of Hidalgo, the acquisitions in Chile and Brazil, the aforementioned sale of an annuity contract, the restructuring of a Canadian pension contract and business growth in South Korea, Mexico (excluding Hidalgo) and Taiwan. An increase in Institutional of $415 million is commensurate with the growth in premiums as discussed above, largely offset by the establishment of a liability in 2001 related to the September 11, 2001 tragedies and the 2001 fourth quarter business realignment initiatives. An increase in Reinsurance of $70 million is commensurate with the growth in premiums discussed above. These increases were partially offset by a decrease of $102 million in the Auto & Home segment. The variance in Auto & Home is largely due to improved claim frequency resulting from milder winter weather, lower catastrophe levels and fewer personal umbrella claims, partially offset by an increase in current year bodily injury and no-fault severities and costs associated with the processing of the New York assigned risk business.

     Interest credited to policyholder account balances decreased by $134 million, or 4%, to $2,950 million for the year ended December 31, 2002 from $3,084 million for the comparable 2001 period. This variance is attributable to decreases in the Individual and Institutional segments, partially offset by increases in the International and Reinsurance segments. A $105 million decrease in Individual is primarily due to the establishment in 2001 of a policyholder liability with respect to certain group annuity contracts at New England Financial. Excluding this policyholder liability, interest credited expense increased slightly in response to an increase in policyholder account balances, which is primarily attributable to sales growth despite declines in interest crediting rates. An $81 million decrease in Institutional is primarily due to a decline in average crediting rates resulting from the current interest rate environment. These variances are partially offset by a net increase of $28 million in International. This increase is principally due to the acquisition of Hidalgo, partially offset by a reduction in the number of investment-type policies in-force in Argentina. In addition, a $24 million increase in Reinsurance is primarily due to several new annuity reinsurance agreements executed during 2002.

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

     Other expenses decreased by $7 million, or less than 1%, to $7,015 million for the year ended December 31, 2002 from $7,022 million for the comparable 2001 period. Excluding the capitalization and amortization of DAC, which are discussed below, other expenses increased by $68 million, or 1%, to $7,716 million in 2002 from $7,648 million in 2001. Excluding the capitalization and amortization of DAC and the change in accounting as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"), which eliminates the amortization of goodwill and certain other intangibles, other expenses increased by $115 million. This variance is primarily attributable to increases in the Reinsurance and International segments, as well as in Corporate & Other, partially offset by decreases in the Institutional, Individual and Asset Management segments. A $209 million increase in Reinsurance is primarily attributable to increases in allowances paid, primarily driven by high-allowance business in the United Kingdom along with strong growth in the U.S. and Asia/Pacific regions. An increase of $166 million in International expenses is primarily due to the acquisition of Hidalgo, the acquisitions in Chile and Brazil, as well as business growth in South Korea, Mexico (excluding Hidalgo), and Hong Kong. An increase in Corporate & Other of $65 million is primarily due to increases in legal and interest expenses. The 2002 period includes a $266 million charge to increase the Company's asbestos-related liability, expenses to cover costs associated with the resolution of federal government investigations of General American's former Medicare business and a reduction of a previously established liability related to the Company's sales practices class action settlement. The 2001 period includes a $250 million charge recorded in the fourth quarter of 2001 to cover costs associated with the resolution of class action lawsuits and a regulatory inquiry pending against Metropolitan Life involving alleged race-conscious insurance underwriting practices prior to 1973. The increase in interest expenses is primarily due to increases in long-term debt resulting from the issuance of $1.25 billion and $1 billion of senior debt in November 2001 and December 2002, respectively, partially offset by a decrease in commercial paper in 2002. In addition, a decrease in the elimination of intersegment activity contributed to the variance. A decrease of $181 million in Institutional is due to higher expenses resulting from the business realignment initiatives accrual in the fourth quarter 2001 (primarily the Company's exit from the large market 401(k) business), $30 million of which was released into income in the fourth quarter of 2002. This decrease is partially offset by an increase in 2002 operational expenses for dental and disability and group insurance's non-deferrable expenses commensurate with the aforementioned premium growth, as well as higher pension and postretirement benefit expenses. A decrease of $105 million in Individual is due to continued expense management initiatives, including reduced compensation-related expenses, a decline in business realignment expenses that were incurred in 2001 and reductions in volume-related commission expenses in the broker/dealer and other subsidiaries. These declines are partially offset by higher pension and postretirement benefit expenses and an increase in expenses stemming from sales growth in new annuity and investment-type products. In addition, a decrease of $39 million in Asset Management is primarily due to the sale of Conning in July 2001.

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

     Capitalization of DAC increased by $301 million, or 15%, to $2,340 million for the year ended December 31, 2002 from $2,039 million for the comparable 2001 period. This variance is primarily due to increases in the Reinsurance, Individual, International and Institutional segments. A $125 million increase in Reinsurance is commensurate with the increase in allowances paid. A $111 million increase in Individual is due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses. A $51 million increase in International is primarily due to the 2002 acquisition of Hidalgo and overall business growth in South Korea, partially offset by a decrease in Argentina due to the reduction in business caused by the overall economic environment. A $22 million increase in Institutional is primarily due to growth in sales commissions and fees for disability products sold by Institutional. Total amortization of DAC increased by $206 million, or 14%, to $1,644 million in 2002 from $1,438 million in 2001. Amortization of DAC of $1,639 million and $1,413 million are allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each period is allocated to investment gains and losses. The increase in amortization allocated to other expenses is attributable to increases in the Individual, International and Reinsurance segments. An increase of $111 million in Individual is due to the impact of the depressed equity markets and changes in the estimates of future gross profits. In 2002, estimates of future dividend scales, future maintenance expenses, future rider margins, and future reinsurance recoveries were revised. In 2001, estimates of future fixed account interest spreads, future gross margins and profits related to separate accounts and future mortality margins were revised. An increase in International of $64 million is primarily due to loss recognition in Argentina as a result of the economic environment, primarily the devaluation of its currency. The remaining increase was due to new business in South Korea, Taiwan, and the June 2002 acquisition of Hidalgo. An increase in Reinsurance of $55 million is due to growth in the business, commensurate with the growth in premiums described above.

     Income tax expense for the year ended December 31, 2002 was $502 million, or 31% of income from continuing operations before provision for income taxes, compared with $204 million, or 36%, for the comparable 2001 period. The 2002 effective tax rate differs from the federal corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The 2001 effective tax rate differs from the federal corporate tax rate of 35%, due to an increase in prior year income taxes on capital gains.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to the Company's real estate which was identified as held-for-sale on or after January 1, 2002 is presented as discontinued operations for the years ended December 31, 2002 and 2001. The income from discontinued operations is comprised of net investment income and net investment gains related to 47 properties that the Company began marketing for sale on or after January 1, 2002. For the year ended December 31, 2002, the Company recognized $582 million of net investment gains from discontinued operations due primarily to the sale of 36 properties.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2002      2001     % CHANGE
                                                          -------   -------   --------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $ 8,245   $ 7,288       13%
Universal life and investment-type product policy
  fees..................................................      624       592        5%
Net investment income...................................    3,918     3,967       (1)%
Other revenues..........................................      609       649       (6)%
Net investment gains (losses) (net of amounts allocable
  from other accounts of $6 and ($105), respectively)...     (494)      (16)   2,988%
                                                          -------   -------
     Total revenues.....................................   12,902    12,480        3%
                                                          -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment gains (losses) of
  $6 and ($105), respectively)..........................    9,339     8,924        5%
Interest credited to policyholder account balances......      932     1,013       (8)%
Policyholder dividends..................................      115       259      (56)%
Other expenses..........................................    1,531     1,746      (12)%
                                                          -------   -------
     Total expenses.....................................   11,917    11,942       (0)%
                                                          -------   -------
Income from continuing operations before provision for
  income taxes..........................................      985       538       83%
Provision for income taxes..............................      347       177       96%
                                                          -------   -------
Income from continuing operations.......................      638       361       77%
Income from discontinued operations, net of income
  taxes.................................................      121        21      476%
                                                          -------   -------
Net income..............................................  $   759   $   382       99%
                                                          =======   =======

 YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- INSTITUTIONAL

     Premiums increased by $957 million, or 13%, to $8,245 million for the year ended December 31, 2002 from $7,288 million for the comparable 2001 period. Group insurance premiums increased by $496 million as a result of growth in this segment's group life, dental, disability and long-term care businesses. Retirement and savings premiums increased by $461 million primarily due to the sale of a significant contract in the second quarter of 2002, as well as new sales throughout 2002 from structured settlements and traditional annuity products. Retirement and savings premium levels are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

     Universal life and investment-type product policy fees increased by $32 million, or 5%, to $624 million for the year ended December 31, 2002 from $592 million for the comparable 2001 period. This increase is primarily attributable to a fee resulting from the renegotiation of a portion of a bank-owned life insurance contract, as well as growth in existing business in the group universal life product line.

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

     Other expenses decreased by $215 million, or 12%, to $1,531 million for the year ended December 31, 2002 from $1,746 million in the comparable 2001 period. Retirement and savings decreased by $293 million, primarily attributable to $184 million of accrued expenses related to business realignment initiatives recorded in the fourth quarter of 2001 (predominantly related to the Company's exit from the large market 401(k) business), $30 million of which was released into income in the fourth quarter of 2002. In addition, ongoing expenses for the defined contribution product have steadily decreased throughout 2002. The net reduction in retirement and savings is partially offset by an increase in pension and postretirement costs. Group insurance other expenses increased by $78 million. This increase is mainly attributable to growth in operational expenses for the dental and disability products, as well as group insurance's non-deferrable expenses, including a certain portion of premium taxes and commissions. These variances are commensurate with the aforementioned premium growth. In addition, an increase in pension and postretirement costs contributed to the variance.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2002      2001     % CHANGE
                                                          -------   -------   --------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $ 4,507   $ 4,563       (1)%
Universal life and investment-type product policy
  fees..................................................    1,379     1,260        9%
Net investment income...................................    6,244     6,165        1%
Other revenues..........................................      418       495      (16)%
Net investment gains (losses) (net of amounts allocable
  from other accounts of ($147) and ($134),
  respectively).........................................     (144)      853     (117)%
                                                          -------   -------
     Total revenues.....................................   12,404    13,336       (7)%
                                                          -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment gains (losses) of
  ($157) and ($159), respectively)......................    5,220     5,233       (0)%
Interest credited to policyholder account balances......    1,793     1,898       (6)%
Policyholder dividends..................................    1,770     1,767        0%
Other expenses (excludes amounts directly related to net
  investment gains (losses) of $10 and $25,
  respectively).........................................    2,629     2,747       (4)%
                                                          -------   -------
     Total expenses.....................................   11,412    11,645       (2)%
                                                          -------   -------
Income from continuing operations before provision for
  income taxes..........................................      992     1,691      (41)%
Provision for income taxes..............................      365       632      (42)%
                                                          -------   -------
Income from continuing operations.......................      627     1,059      (41)%
Income from discontinued operations, net of income
  taxes.................................................      199        36      453%
                                                          -------   -------
Net income..............................................  $   826   $ 1,095      (25)%
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

     Universal life and investment-type product policy fees increased by $119 million, or 9%, to $1,379 million for the year ended December 31, 2002 from $1,260 million for the comparable 2001 period. Policy fees from insurance products increased by $144 million primarily due to higher revenue from insurance fees, which increase as the average separate account asset base supporting the underlying minimum death benefit declines. The average separate account asset base has declined in response to poor equity market performance. Additionally, this variance reflects the acceleration of the recognition of unearned fees associated with future reinsurance recoveries. Policy fees from annuity and investment-type products decreased by $25 million primarily due to declines in the average separate account asset base resulting generally from poor equity market performance, partially offset by an increase in fees resulting from growth in annuity deposits. Policy fees from annuity and investment-type products are typically calculated as a percentage of average separate account assets. Such assets can fluctuate depending on equity market performance.

     Other revenues decreased by $77 million, or 16%, to $418 million for the year ended December 31, 2002 from $495 million for the comparable 2001 period, largely due to lower commission and fee income associated with a volume decline in the broker/dealer and other subsidiaries which is principally due to the depressed equity markets.

     The Company's investment gains and losses are net of related policyholder amounts. The amounts netted against investment gains and losses are (i) amortization of DAC, to the extent that such amortization results from investment gains and losses, (ii) adjustments to participating contractholder accounts when amounts equal to such investment gains and losses are applied to the contractholder's accounts, and (iii) adjustments to the policyholder dividend obligation resulting from investment gains and losses.

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

     Other expenses decreased by $118 million, or 4%, to $2,629 million for the year ended December 31, 2002 million from $2,747 for the comparable 2001 period. Excluding the capitalization and amortization of DAC, which are discussed below, other expenses decreased by $118 million, or 4%, to $2,922 million in 2002 from $3,040 million in 2001. Other expenses related to insurance products decreased by $129 million, which is attributable to continued expense management, reductions in volume-related commission expenses in the broker/dealer and other subsidiaries and a reduction of $62 million related to business realignment expenses incurred in 2001. These decreases are partially offset by increased pension and postretirement benefit expenses over the comparable period. Other expenses related to annuity and investment-type products increased by

$11 million. This increase is commensurate with the rise in sales of new annuity and investment-type products, as well as increased pension and postretirement benefit expenses. This increase is partially offset by the reduction of $37 million of business realignment expenses incurred in 2001.

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

     Capitalization of DAC increased by $111 million, or 12%, to $1,037 million for the year ended December 31, 2002 from $926 million for the comparable 2001 period due to higher sales of annuity and investment-type products, resulting in higher commissions and other deferrable expenses. Total amortization of DAC increased by $100 million, or 15%, to $754 million in 2002 from $654 million in 2001. Amortization of DAC of $744 million and $633 million is allocated to other expenses in 2002 and 2001, respectively, while the remainder of the amortization in each year is allocated to investment gains and losses. Increases in amortization of DAC allocated to other expenses of $84 million and $27 million related to insurance products and annuity and investment-type products, respectively, are due to the impact of the depressed equity markets and changes in the estimates of future gross profits. In 2002, estimates of future dividend scales, future maintenance expenses, future rider margins, and future reinsurance recoveries were revised. In 2001, estimates of future fixed account interest spreads, future gross margins and profits related to separate accounts and future mortality margins were revised.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2002     2001    % CHANGE
                                                            ------   ------   --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums..................................................  $2,828   $2,755        3%
Net investment income.....................................     177      200      (12)%
Other revenues............................................      26       22       18%
Net investment gains (losses).............................     (46)     (17)     171%
                                                            ------   ------
     Total revenues.......................................   2,985    2,960        1%
                                                            ------   ------
EXPENSES
Policyholder benefits and claims..........................   2,019    2,121       (5)%
Other expenses............................................     793      800       (1)%
                                                            ------   ------
     Total expenses.......................................   2,812    2,921       (4)%
                                                            ------   ------
Income before provision (benefit) for income taxes........     173       39      344%
Provision (benefit) for income taxes......................      41       (2)   2,150%
                                                            ------   ------
Net income................................................  $  132   $   41      222%
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

     Other expenses decreased by $7 million, or 1%, to $793 million for the year ended December 31, 2002 from $800 million for the comparable 2001 period. This decrease is primarily due to reduced employee head-count and reduced expenses associated with the consolidation of The St. Paul business acquired in 1999. These declines are partially offset by an increase in expenses related to the outsourced New York assigned risk business.

     The effective income tax rates for the year ended December 31, 2002 and 2001 differ from the federal corporate tax rate of 35% due to the impact of non-taxable investment income.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2002     2001    % CHANGE
                                                            ------   ------   --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums..................................................  $1,511   $  846      79%
Universal life and investment-type product policy fees....     144       38     279%
Net investment income.....................................     461      267      73%
Other revenues............................................      14       16     (13)%
Net investment gains (losses).............................      (9)     (16)    (44)%
                                                            ------   ------
     Total revenues.......................................   2,121    1,151      84%
                                                            ------   ------
EXPENSES
Policyholder benefits and claims..........................   1,388      689     101%
Interest credited to policyholder account balances........      79       51      55%
Policyholder dividends....................................      35       36      (3)%
Other expenses............................................     507      329      54%
                                                            ------   ------
     Total expenses.......................................   2,009    1,105      82%
                                                            ------   ------
Income from continuing operations before provision for
  income taxes............................................     112       46     143%
Provision for income taxes................................      28       32     (13)%
                                                            ------   ------
Net income................................................  $   84   $   14     500%
                                                            ======   ======

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- INTERNATIONAL

     Premiums increased by $665 million, or 79%, to $1,511 million for the year ended December 31, 2002 from $846 million for the comparable 2001 period. The June 2002 acquisition of Hidalgo and the 2001 acquisitions in Chile and Brazil increased premiums by $228 million, $102 million and $8 million, respectively. In addition, a portion of the increase in premiums is attributable to a $108 million increase due to the sale of an annuity contract in the first quarter of 2002 to a Canadian trust company. South Korea's premiums increased by $91 million primarily due to a larger professional sales force and improved agent productivity. Mexico's premiums (excluding Hidalgo), increased by $66 million, primarily due to increases in its group life, major medical and individual life businesses. Excluding the aforementioned sale of an annuity contract, Canada's premiums increased by $26 million due to the restructuring of a pension contract from an investment-type product to a long-term annuity. Taiwan's premiums increased by $13 million due primarily to continued growth in the individual life insurance business. Hong Kong's premiums increased $5 million primarily due to continued growth in the group life and traditional life businesses. These increases are partially offset by a decrease in Argentina's premiums of $9 million due to the reduction in business caused by the Argentine economic environment. The remainder of the variance is attributable to minor fluctuations in other countries.

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

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             2002     2001    % CHANGE
                                                            ------   ------   --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums..................................................  $2,005   $1,762       14%
Net investment income.....................................     421      390        8%
Other revenues............................................      43       42        2%
Net investment gains (losses).............................       2       (6)     133%
                                                            ------   ------
     Total revenues.......................................   2,471    2,188       13%
                                                            ------   ------
EXPENSES
Policyholder benefits and claims..........................   1,554    1,484        5%
Interest credited to policyholder account balances........     146      122       20%
Policyholder dividends....................................      22       24       (8)%
Other expenses............................................     622      491       27%
                                                            ------   ------
     Total expenses.......................................   2,344    2,121       11%
                                                            ------   ------
Income before provision for income taxes..................     127       67       90%
Provision for income taxes................................      43       27       59%
                                                            ------   ------
Net income................................................  $   84   $   40      110%
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

     Interest credited to policyholder account balances increased by $24 million, or 20%, to $146 million for the year ended December 31, 2002 from $122 million for the comparable 2001 period. Contributing to this growth were several new annuity reinsurance agreements executed during 2002. The crediting rate on certain blocks of annuities is based on the performance of the underlying assets.

     Policyholder dividends were essentially unchanged at $22 million for the year ended December 31, 2002, versus $24 million for the 2001 comparable period.

     Other expenses increased by $131 million, or 27%, to $622 million for the year ended December 31, 2002 from $491 million for the comparable 2001 period. The increase in other expenses is primarily attributable to an increase in reinsurance business in the United Kingdom, which is characterized by higher initial reinsurance allowances than those historically experienced in the segment. These expenses fluctuate depending on the mix of the underlying insurance products being reinsured as allowances paid and the related capitalization and amortization can vary significantly based on the type of business and the reinsurance treaty.

ASSET MANAGEMENT

     The following table presents consolidated financial information for the Asset Management segment for the years indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002    2001    % CHANGE
                                                              -----   -----   ---------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Net investment income.......................................  $ 59    $ 71       (17)%
Other revenues..............................................   166     198       (16)%
Net investment gains (losses)...............................    (4)     25      (116)%
                                                              ----    ----
     Total revenues.........................................   221     294       (25)%
                                                              ----    ----
OTHER EXPENSES..............................................   211     252       (16)%
                                                              ----    ----
Income before provision for income taxes....................    10      42       (76)%
Provision for income taxes..................................     4      15       (73)%
                                                              ----    ----
Net income..................................................  $  6    $ 27       (78)%
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

CORPORATE & OTHER

  YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001 -- CORPORATE & OTHER

     Other revenues decreased by $29 million, or 34%, to $56 million for the year ended December 31, 2002 from $85 million for the comparable 2001 period. This is primarily attributable to the remeasurement of the Company's reinsurance recoverable associated with the sales practices reinsurance treaty in 2001, as well as an increase in the elimination of intersegment activity. This is partially offset from a gain on the sale of a company-occupied building, and income earned on COLI purchased during 2002.

     Other expenses increased by $65 million, or 10%, to $722 million for the year ended December 31, 2002 from $657 million for the comparable 2001 period, primarily due to increases in legal and interest expenses. The 2002 period includes a $266 million charge to increase the Company's asbestos-related liability, expenses to cover costs associated with the resolution of federal government investigations of General American's former Medicare business and a reduction of a previously established liability related to the Company's sales practices class action settlement. The 2001 period includes a $250 million charge recorded in the fourth quarter of 2001 to cover costs associated with the resolution of class action lawsuits and a regulatory inquiry pending against Metropolitan Life, involving alleged race-conscious insurance underwriting practices prior to 1973. The increase in interest expenses is primarily due to increases in long-term debt resulting from the issuance of $1.25 billion and $1 billion of senior debt in November 2001 and December 2002, respectively, partially offset by a decrease in commercial paper in 2002. In addition, a decrease in the elimination of intersegment activity contributed to the variance.

BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The impact of these actions on a segment basis were charges of $399 million in Institutional, $97 million in Individual and $3 million in Auto & Home. The liability at December 31, 2003 and 2002 was $27 million and $40 million, in the Institutional segment and $9 million and $18 million, in the Individual segment, respectively. The remaining liability is due to certain contractual obligations.

SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001, terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property, which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of December 31, 2003 and 2002, the Company's remaining liability for unpaid and future claims associated with the tragedies was $9 million and $47 million, respectively, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

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

     On May 15, 2003, the purchase contracts associated with the units were settled. In exchange for $1,006 million, the Company issued 2.97 shares of MetLife, Inc. common stock per purchase contract, or approximately 59.8 million shares of treasury stock. The excess of the Company's cost of the treasury stock ($1,662 million) over the contract price of the stock issued to the purchase contract holders ($1,006 million) was $656 million, which was recorded as a direct reduction to retained earnings.

     Interest expense on the capital securities is included in other expenses and was $10 million, $81 million and $81 million for the years ended December 31, 2003, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  THE HOLDING COMPANY

     Capital

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, N.A. ("MetLife Bank"), a national bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2003, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

     The following table contains the RBC ratios as of December 31, 2003 and 2002 and the regulatory requirements for MetLife Inc., as a bank holding company, and MetLife Bank:

                                 METLIFE, INC.
                       RBC RATIOS -- BANK HOLDING COMPANY

                                                          AS OF DECEMBER 31,
                                         ----------------------------------------------------
                                                           REGULATORY         REGULATORY
                                                          REQUIREMENTS       REQUIREMENTS
                                          2003    2002      MINIMUM       "WELL CAPITALIZED"
                                         ------   -----   ------------   --------------------
Total RBC Ratio........................  11.19%   9.75%      8.00%              10.00%
Tier 1 RBC Ratio.......................   9.19%   7.93%      4.00%               6.00%
Tier 1 Leverage Ratio..................   6.12%   5.59%      4.00%               5.00%

                                  METLIFE BANK
                               RBC RATIOS -- BANK

                                                         AS OF DECEMBER 31,
                                        -----------------------------------------------------
                                                           REGULATORY         REGULATORY
                                                          REQUIREMENTS       REQUIREMENTS
                                         2003     2002      MINIMUM       "WELL CAPITALIZED"
                                        ------   ------   ------------   --------------------
Total RBC Ratio.......................  13.12%   25.75%      8.00%              10.00%
Tier 1 RBC Ratio......................  12.50%   25.39%      4.00%               6.00%
Tier 1 Leverage Ratio.................   8.81%   18.33%      4.00%               5.00%

     Liquidity

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. It is managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and is provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company's liquidity management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth, and a targeted liquidity profile. A disruption in the financial markets could limit the Holding Company's access to liquidity.

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

     Liquidity Sources

     Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under the New York Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay a cash dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year; and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance Department (the "Department") has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. In addition, the Holding Company receives dividends from its other subsidiaries. The Holding Company's other insurance subsidiaries are also subject to similar restrictions on the payment of dividends to their respective parent companies.

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

     As of December 31, 2003, the maximum amount of the dividend which may be paid to the Holding Company by Metropolitan Life, Metropolitan Property and Casualty Insurance Company and Metropolitan Insurance and Annuity Company in 2004, without prior regulatory approval, is $798 million, $200 million and $185 million, respectively.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At December 31, 2003 and 2002, the Holding Company had $1,320 million and $846 million in liquid assets, respectively.

     Global Funding Sources. Liquidity is also provided by a variety of both short and long-term instruments, including repurchase agreements, commercial paper, medium and long-term debt, capital securities and stockholders' equity. The diversification of the Holding Company's funding sources enhances funding flexibility and limits dependence on any one source of funds, and generally lowers the cost of funds.

     At December 31, 2003 and 2002, the Holding Company had $106 million and $249 million of short-term debt outstanding, and $3.96 billion and $3.27 billion in long-term debt outstanding, respectively.

     The Holding Company filed a $5.0 billion shelf registration statement with the U.S. Securities and Exchange Commission ("SEC"), which became effective on March 4, 2004. The shelf registration will permit the registration and issuance of a wide range of debt and equity securities, including preferred securities of a subsidiary trust guaranteed by MetLife Inc., as described more fully therein. Approximately $44 million of registered but unissued securities remaining from the Company's 2001 $4.0 billion shelf registration statement has been carried over to this shelf registration.

     The Holding Company issued and remarketed senior debt and debentures in the amount of $3.96 billion under the 2001 $4.0 billion shelf registration statement. The following table summarizes the Holding Company's senior debt issuances:

                                                                            INTEREST
ISSUE DATE                                                PRINCIPAL           RATE     MATURITY
----------                                          ---------------------   --------   --------
                                                    (DOLLARS IN MILLIONS)
November 2003.....................................          $500              5.00%      2013
November 2003.....................................          $200              5.88%      2033
December 2002.....................................          $400              5.38%      2012
December 2002.....................................          $600              6.50%      2032
November 2001.....................................          $500              5.25%      2006
November 2001.....................................          $750              6.13%      2011

     In addition, in February 2003, the Holding Company remarketed $1,006 million aggregate principal amount of debentures previously issued in connection with the issuance of equity security units. See "-- MetLife Capital Trust I --."

     Other sources of the Holding Company's liquidity include programs for short and long-term borrowing, as needed, arranged through Metropolitan Life.

     Credit Facilities. The Holding Company maintains a committed and unsecured credit facility, which expires in 2005, for approximately $1.25 billion which it shares with Metropolitan Life and MetLife Funding, Inc. ("MetLife Funding"). In April 2003, Metropolitan Life and MetLife Funding replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility and the Holding Company was added as a borrower. Drawdowns under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At December 31, 2003, neither the Holding Company, Metropolitan Life nor MetLife Funding had drawn against these credit facilities.

     Liquidity Uses

     The primary uses of liquidity of the Holding Company include cash dividends on common stock, service on debt, capital contributions to subsidiaries, payment of general operating expenses and the repurchase of the Holding Company's common stock.

     Dividends. On October 21, 2003, the Holding Company's Board of Directors approved an annual dividend for 2003 of $0.23 per share. The dividend was paid on December 15, 2003 to shareholders of record on November 7, 2003. The 2003 dividend represents an increase of $0.02 per share from the 2002 annual dividend of $0.21 per share. Future dividend decisions will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies.

     Capital Contributions to Subsidiaries. During the years ended December 31, 2003 and 2002, the Holding Company contributed an aggregate of $239 million and $500 million to various subsidiaries, respectively.

     Share Repurchase. On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the March 28, 2001 and June 27, 2000 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The following table summarizes the 2003, 2002 and 2001 repurchase activity:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    2003         2002          2001
                                                 ----------   -----------   -----------
                                                         (DOLLARS IN MILLIONS)
Shares Repurchased.............................   2,997,200    15,244,492    45,242,966
Cost...........................................  $       97   $       471   $     1,321

     At December 31, 2003, the Holding Company had approximately $709 million remaining on its existing share repurchase program.

     In the fourth quarter of 2003, RGA offered to the public 12,075,000 shares of its common stock at $36.65 per share. MetLife and its affiliates purchased 3,000,000 shares of the common stock being offered by RGA. As a result of this offering, MetLife's ownership percentage of outstanding shares of RGA common stock was reduced from approximately 59% at December 31, 2002 to approximately 52% at December 31, 2003.

     Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife
Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2003, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

     Based on management's analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common stock, contribute capital to its subsidiaries, pay all operating expenses and meet its other obligations.

THE COMPANY

     Capital

     RBC. Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items; similar rules apply to each of the Company's domestic insurance subsidiaries. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2003, Metropolitan Life's and each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

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

     The Company's principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities and sales of invested assets and investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market volatilities. The Company closely monitors and manages these risks through its credit risk management process.

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At December 31, 2003 and 2002, the Company had $125 billion and $108 billion in liquid assets, respectively.

     Global Funding Sources. Liquidity is also provided by a variety of both short and long-term instruments, including repurchase agreements, commercial paper, medium and long-term debt, capital securities and stockholders' equity. The diversification of the Company's funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds.

     At December 31, 2003 and 2002, the Company had $3,642 million and $1,161 million in short-term debt outstanding, and $5,703 million and $4,425 million in long-term debt outstanding, respectively. On November 1, 2003, the Company redeemed the $300 million of 7.45% Surplus Notes outstanding scheduled to mature on November 1, 2023 at a redemption price of $311 million. See "-- The Holding Company -- Global Funding Sources."

     MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At December 31, 2003 and 2002, MetLife Funding had a tangible net worth of $10.8 million and $10.7 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At December 31, 2003 and 2002, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1,042 million and $400 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2004, $1.3 billion expiring in 2005 and $175 million expiring in 2006). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper programs. At December 31, 2003, the Company had drawn approximately $49 million under the facilities expiring in 2005 at interest rates ranging from 4.08% to 5.48% and approximately $50 million under a facility expiring in 2006 at an interest rate of 1.69%. In April 2003, the Company replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility. In May 2003, the Company replaced an expiring $140 million three-year credit facility with a $175 million three-year credit facility, which expires in 2006.

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

     Investment and Other. Additional cash outflows include those related to obligations of securities lending and dollar roll activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities.

     The following table summarizes the Company's major contractual obligations as of December 31, 2003:

CONTRACTUAL OBLIGATIONS           TOTAL     2004     2005     2006     2007     2008    THEREAFTER
-----------------------          -------   ------   ------   ------   ------   ------   ----------
                                                       (DOLLARS IN MILLIONS)
Other long-term
  liabilities(1)...............  $87,086   $4,391   $3,812   $3,475   $3,763   $2,934    $68,711
Long-term debt(2)..............    5,646      126    1,413      653       28       32      3,394
Partnership investments(3).....    1,380    1,380       --       --       --       --         --
Operating leases...............    1,545      210      192      168      145      113        717
Mortgage commitments...........      679      679       --       --       --       --         --
Shares subject to mandatory
  redemption(2)................      350       --       --       --       --       --        350
Capital leases.................       74        8        9       10       11       12         24
                                 -------   ------   ------   ------   ------   ------    -------
     Total.....................  $96,760   $6,794   $5,426   $4,306   $3,947   $3,091    $73,196
                                 =======   ======   ======   ======   ======   ======    =======

---------------

(1) Other   long-term   liabilities  include   guaranteed   interest  contracts,
    structured settlements, pension closeouts and certain annuity policies.

(2) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include related premiums and discounts or capital leases which are presented separately.

(3) The Company anticipates that these amounts could be invested in these partnerships any time over the next five years, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

     As of December 31, 2003, the Company had no material, individually or in the aggregate, purchase obligations and pension and other postretirement benefit obligations.

     On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was $15 million at December 31, 2003. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

     Letters of Credit. At December 31, 2003 and 2002, the Company had outstanding approximately $828 million and $625 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

     Support Agreements. In addition to the support agreements described above, Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2003, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

     In connection with the Company's acquisition of GenAmerica, Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At December 31, 2003, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

     General American has agreed to guarantee the obligations of its subsidiary, Paragon Life Insurance Company, and certain obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At December 31, 2003, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

     Based on management's analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common stock, pay all operating expenses and meet its other obligations. The nature of the Company's diverse product portfolio and customer base lessen the likelihood that normal operations will result in any significant strain on liquidity.

     Consolidated cash flows. Net cash provided by operating activities was $7,363 million and $4,168 million for the years ended December 31, 2003 and 2002, respectively. The $3,195 million increase in operating cash flow in 2003 over the comparable 2002 period is primarily attributable to sales growth in the group life, dental, disability and long-term care businesses, as well as higher sales in retirement and savings' structured settlement products. The acquisition of John Hancock's group business also contributed to sales growth in the 2003 period. In addition, growth in MetLife Bank's customer deposits, accelerated prepayments of mortgage-backed securities that have been previously purchased at a premium, and an increase in funds withheld related to reinsurance activity contributed to the increase in operating cash flows. These items were partially offset by the Company's contribution to its qualified defined benefit plans in December 2003.

     Net cash provided by operating activities was $4,168 million and $4,258 million for the years ended December 31, 2002 and 2001, respectively. The $90 million decrease in operating cash flow in 2002 over the 2001 comparable period is primarily due to a contribution by the Company to its defined benefit pension plans and a decrease in recoverables due from reinsurance in December 2002. This was partially offset by sales growth in the group life, dental, disability and long-term care businesses, the sale of a significant retirement and savings contract in the second quarter of 2002, as well as additional sales of structured settlements and traditional annuity products.

     Net cash used in investing activities was $17,688 million and $16,213 million for the years ended December 31, 2003 and 2002, respectively. The $1,475 million increase in net cash used in investing activities in 2003 over the comparable 2002 period is primarily attributable to an increase in the purchase of fixed maturities and commercial mortgage loan origination, as well as an increase in the amount of securities lending cash collateral invested, which resulted from an expansion of the program. In addition, the Company invested income generated from operations and cash raised through the issuance of guaranteed investment contracts. These items were partially offset by lower income resulting from lower market rates and the June 2002 acquisition of Hidalgo. In addition, the 2003 period had less proceeds from sales of equity securities and real estate to use in investing activities. The 2002 period included proceeds from a significant sale of equity securities and cash generated by the Company's real estate sales program.

     Net cash used in investing activities was $16,213 million and $2,970 million for the years ended December 31, 2002 and 2001, respectively. Net cash used in investing activities increased $13,243 million in 2002 over the comparable 2001 period, primarily due to an increase in the amount of securities lending cash collateral invested in connection with the program. In addition, the Company invested income generated from operations, cash raised through the issuance of guaranteed investment contracts and cash generated by the Company's real estate sales program in various financial instruments, including fixed maturities and mortgage loans on real estate. At December 31, 2001, the Company held cash equivalents that were subsequently invested in bonds and U.S. treasury notes in the first quarter of 2002. Additionally, certain contractholders transferred investments from the separate account to the general account. Net cash used in investing activities also increased due to the acquisition of Hidalgo.

     Net cash provided by financing activities was $11,735 million and $6,895 million for the years ended December 31, 2003 and 2002, respectively. The $4,840 million increase in net cash provided by financing activities in 2003 over the comparable 2002 period is due to an increase in policyholder account balances primarily from sales of annuity products, as well as additional short-term debt issued related to dollar roll activity. In 2003, the Company received $1,006 million on the settlement of common stock purchase contracts (see "-- The Holding Company -- Liquidity Sources -- Global Funding Sources"), issued $700 million of senior notes and had a decrease in cash used in the stock repurchase program as compared to 2002. These cash flows were partially offset by additional repayments of long-term debt and a 10% increase in cash dividends per share in 2003 as compared to 2002.

     Net cash provided by financing activities was $6,895 million and $2,751 million for the years ended December 31, 2002 and 2001, respectively. The $4,144 million increase in financing activities in 2002 over the comparable 2001 period was due to an increase in policyholder account balances primarily from sales of annuity products and the issuance of short-term debt. In addition, the Company had a decrease in cash used in the stock repurchase program for 2002 as compared to 2001. These cash flows were partially offset by a decrease in long-term debt issued.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 2001 through December 31, 2003 aggregated $7 million. The Company maintained a liability of $70 million at December 31, 2003 for future assessments in respect of currently impaired, insolvent or failed insurers.

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

APPLICATION OF RECENT ACCOUNTING STANDARDS

     Effective December 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under Statement of
Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The initial adoption of EITF 03-1, which only required additional disclosures, did not have a material impact on the Company's consolidated financial statements.

     In December, 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) is primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revises disclosure requirements. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

     In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities, (ii) the accounting for sales inducements, and (iii) separate account presentation and valuation. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. As of January 1, 2004, the Company increased future policyholder benefits for various guaranteed minimum death and income benefits net of DAC and unearned revenue liability offsets under certain variable annuity and universal life contracts of approximately $40 million, net of income tax, which will be reported as a cumulative effect of a change in accounting. Industry standards and practices continue to evolve relating to the valuation of liabilities relating to these types of benefits, which may result in further adjustments to the Company's measurement of liabilities associated with such benefits in subsequent accounting periods. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders will be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Prior to adoption of SOP 03-1, the costs associated with these sales inducements have been deferred and amortized over the contingent sales inducement period. This provision of SOP 03-1 will be applied prospectively to contracts. Effective January 1, 2004, the Company reclassified $115 million of ownership in its own separate accounts from other assets to fixed maturities available-for-sale and equity securities. This reclassification will have no effect on net income or other comprehensive income. In accordance with SOP 03-1's revised definition of a separate account, effective January 1, 2004, the Company also reclassified $1,678 million of separate account assets to general account investments and $1,678 million of separate account liabilities to future policy benefits and policyholder account balances. The net cumulative effect of this reclassification was insignificant.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as a liability or, in certain circumstances, an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150, as of July 1, 2003, required the Company to reclassify $277 million of company-obligated mandatorily redeemable securities of subsidiary trusts from mezzanine equity to liabilities.

     In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 became effective on October 1, 2003 and required the Company to increase policyholder account balances by $40 million, to decrease other invested assets by $1 million and to increase DAC by $2 million. These amounts, net of income tax of $13 million, were recorded as a cumulative effect of a change in accounting. As a result of the adoption of Issue B36, the Company recognized investment gains of $9 million, net of income tax, for the three month period ended December 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS 149 and already effective, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the consolidated financial statements.

     During 2003, the Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a variable interest entity ("VIE") and must be consolidated, in accordance with the transition rules and effective dates, if the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. In accordance with the provisions of FIN 46(r), the Company has elected to defer until March 31, 2004 the consolidation of interests in VIEs for non SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated.

     During 2003, the Company adopted or applied the following accounting standards and/or interpretations: (i) FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; (ii) SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure; (iii) SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and (iv) SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. None of the accounting standards and/or interpretations described in this paragraph had a significant impact on the Company's consolidated financial statements.

     During 2002, the Company adopted or applied the following accounting standards: (i) SFAS No. 141, Business Combinations ("SFAS 141"), (ii) SFAS No. 142, and (iii) SFAS No. 144. In accordance with SFAS 141, the elimination of $5 million of negative goodwill was reported in net income in the first quarter of 2002 as a cumulative effect of a change in accounting. On January 1, 2002, the Company adopted SFAS 142. Amortization of goodwill prior to the adoption of SFAS 142 was $47 million for the year ended December 31, 2001. Amortization of other intangible assets was not material for the years December 31, 2003, 2002 and 2001. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets in the third quarter of 2002 and recorded a $5 million charge to earnings relating to the impairment of certain goodwill assets as a cumulative effect of a change in accounting. There was no impairment of identified intangible assets or significant reclassifications between goodwill and other intangible assets at January 1, 2002. Adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements other than the presentation as discontinued operations of net investment income and net investment gains related to operations of real estate on which the Company initiated disposition activities subsequent to January 1, 2002 and the classification of such real estate as held-for-sale on the consolidated balance sheets.

INVESTMENTS

     The Company had total cash and invested assets at December 31, 2003 and 2002 of $221.8 billion and $190.7 billion, respectively. In addition, the Company had $75.8 billion and $59.7 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of December 31, 2003 and 2002, respectively.

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

     The following table summarizes the Company's cash and invested assets at:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                         2003                2002
                                                   -----------------   -----------------
                                                   CARRYING    % OF    CARRYING    % OF
                                                    VALUE     TOTAL     VALUE     TOTAL
                                                   --------   ------   --------   ------
                                                           (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair
  value..........................................  $167,752     75.6%  $140,288     73.6%
Mortgage loans on real estate....................    26,249     11.8     25,086     13.2
Policy loans.....................................     8,749      4.0      8,580      4.5
Cash and cash equivalents........................     3,733      1.7      2,323      1.2
Real estate and real estate joint ventures
  held-for-investment............................     4,714      2.1      3,926      2.1
Other invested assets............................     4,645      2.1      3,727      1.9
Equity securities, at fair value and other
  limited partnership interests..................     4,075      1.8      4,008      2.1
Short-term investments...........................     1,826      0.8      1,921      1.0
Real estate held-for-sale........................        89      0.1        799      0.4
                                                   --------   ------   --------   ------
     Total cash and invested assets..............  $221,832    100.0%  $190,658    100.0%
                                                   ========   ======   ========   ======

  INVESTMENT RESULTS

     Net investment income, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), on general account cash and invested assets totaled $11,772 million, $11,453 million and $11,380 million for the years ended December 31, 2003, 2002 and 2001, respectively. The annualized yields on general account cash and invested assets, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, and excluding all net investment gains and losses, were 6.67%, 7.20% and 7.56% for the years ended December 31, 2003, 2002 and 2001, respectively. The decline in annualized yields is due primarily to the decline in interest rates during these years.

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the years ended December 31, 2003, 2002 and 2001:

                                           2003                  2002                  2001
                                    -------------------   -------------------   -------------------
                                    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                                    --------   --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income.................    6.89%    $  8,502     7.46%    $  8,076     7.89%    $  8,018
Net investment gains (losses).....                 (398)                 (917)                 (645)
                                               --------              --------              --------
    Total.........................             $  8,104              $  7,159              $  7,373
                                               --------              --------              --------
Ending assets.....................             $167,752              $140,288              $115,150
                                               --------              --------              --------
MORTGAGE LOANS ON REAL ESTATE:(3)
Investment income.................    7.48%    $  1,903     7.84%    $  1,883     8.17%    $  1,848
Net investment gains (losses).....                  (56)                  (22)                  (91)
                                               --------              --------              --------
    Total.........................             $  1,847              $  1,861              $  1,757
                                               --------              --------              --------
Ending assets.....................             $ 26,249              $ 25,086              $ 23,621
                                               --------              --------              --------
POLICY LOANS:
Investment income.................    6.40%    $    554     6.49%    $    543     6.56%    $    536
                                               --------              --------              --------
Ending assets.....................             $  8,749              $  8,580              $  8,272
                                               --------              --------              --------
CASH, CASH EQUIVALENTS AND SHORT-
  TERM INVESTMENTS:
Investment income.................    2.73%    $    165     4.17%    $    232     5.54%    $    279
Net investment gains (losses).....                    1                    --                    (5)
                                               --------              --------              --------
    Total.........................             $    166              $    232              $    274
                                               --------              --------              --------
Ending assets.....................             $  5,559              $  4,244              $  8,676
                                               --------              --------              --------
REAL ESTATE AND REAL ESTATE JOINT
  VENTURES:(4)
Investment income, net of
  expenses........................   10.78%    $    518    11.41%    $    637    10.58%    $    584
Net investment gains (losses).....                  440                   576                    (4)
                                               --------              --------              --------
    Total.........................             $    958              $  1,213              $    580
                                               --------              --------              --------
Ending assets.....................             $  4,803              $  4,725              $  5,730
                                               --------              --------              --------

                                           2003                  2002                  2001
                                    -------------------   -------------------   -------------------
                                    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                                    --------   --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
EQUITY SECURITIES AND OTHER
  LIMITED PARTNERSHIP INTERESTS:
Investment income.................    2.66%    $    106     2.47%    $     99     2.56%    $    110
Net investment gains (losses).....                  (43)                  222                   (96)
                                               --------              --------              --------
    Total.........................             $     63              $    321              $     14
                                               --------              --------              --------
Ending assets.....................             $  4,075              $  4,008              $  4,948
                                               --------              --------              --------
OTHER INVESTED ASSETS:(5)
Investment income.................    6.84%    $    290     6.42%    $    218     7.60%    $    249
Net investment gains (losses).....                 (180)                 (206)                   79
                                               --------              --------              --------
    Total.........................             $    110              $     12              $    328
                                               --------              --------              --------
Ending assets.....................             $  4,645              $  3,727              $  3,298
                                               --------              --------              --------
TOTAL INVESTMENTS:
Investment income before expenses
  and fees........................    6.82%    $ 12,038     7.35%    $ 11,688     7.72%    $ 11,624
Investment expenses and fees......   (0.15)%       (266)   (0.15)%       (235)   (0.16)%       (244)
                                     -----     --------    -----     --------    -----     --------
Net investment income.............    6.67%    $ 11,772     7.20%    $ 11,453     7.56%    $ 11,380
Net investment gains (losses).....                 (236)                 (347)                 (762)
Adjustments to investment gains
  (losses)(6).....................                  215                   145                   134
Gains from sales of
  subsidiaries....................                   --                    --                    25
                                               --------              --------              --------
    Total.........................             $ 11,751              $ 11,251              $ 10,777
                                               ========              ========              ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized gains and losses, and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $880 million, $834 million, and $1,004 million at December 31, 2003, 2002 and 2001, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

(3) Investment income from mortgage loans on real estate includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $183 million, $227 million and $220 million for the years ended December 31, 2003, 2002 and 2001, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $52 million, $160 million and $169 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are net of depreciation of $15 million, $66 million and $93 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net investment gains and losses include $421 million and $582 million of gains classified as discontinued operations for the years ended December 31, 2003 and 2002, respectively. There were no net investment gains and losses classified as discontinued operations for the year ended December 31, 2001.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $84 million, $32 million and $24 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are excluded from net investment gains and losses from other invested assets.

(6) Adjustments to investment gains and losses include amortization of DAC, charges and credits to participating contracts and adjustments to the policyholder dividend obligation resulting from investment gains and losses.

  FIXED MATURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 75.6% and 73.6% of total cash and invested assets at December 31, 2003 and 2002, respectively. Based on estimated fair value, public fixed maturities represented $147,489 million, or 87.9%, and $121,191 million, or 86.4%, of total fixed maturities at December 31, 2003 and 2002, respectively. Based on estimated fair value, private fixed maturities represented $20,263 million, or 12.1%, and $19,097 million, or 13.6%, of total fixed maturities at December 31, 2003 and 2002, respectively. The Company invests in privately placed fixed maturities to (i) obtain higher yields than can ordinarily be obtained with comparable public market securities; (ii) provide the Company with protective covenants, call protection features and, where applicable, a higher level of collateral; and (iii) increase diversification. However, the Company may not freely trade its privately placed fixed maturities because of restrictions imposed by federal and state securities laws and illiquid markets.

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

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation comprises at:

                                              DECEMBER 31, 2003                DECEMBER 31, 2002
                                        ------------------------------   ------------------------------
NAIC            RATING AGENCY           AMORTIZED   ESTIMATED    % OF    AMORTIZED   ESTIMATED    % OF
RATING          DESIGNATION(1)            COST      FAIR VALUE   TOTAL     COST      FAIR VALUE   TOTAL
------          --------------          ---------   ----------   -----   ---------   ----------   -----
                                                             (DOLLARS IN MILLIONS)
 1       Aaa/Aa/A....................   $106,779     $112,333     67.0%  $ 88,201     $ 94,225     67.2%
 2       Baa.........................     39,006       42,057     25.0     32,093       33,997     24.2
 3       Ba..........................      7,388        8,011      4.8      7,519        7,437      5.3
 4       B...........................      3,578        3,814      2.3      3,636        3,408      2.4
 5       Caa and lower...............        630          629      0.4        404          295      0.3
 6       In or near default..........        341          371      0.2        482          479      0.3
                                        --------     --------    -----   --------     --------    -----
         Subtotal....................    157,722      167,215     99.7    132,335      139,841     99.7
         Redeemable preferred                611          537      0.3        564          447      0.3
         stock.......................
                                        --------     --------    -----   --------     --------    -----
         Total fixed maturities......   $158,333     $167,752    100.0%  $132,899     $140,288    100.0%
                                        ========     ========    =====   ========     ========    =====

---------------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on the availability and the lower of the applicable ratings between Moody's and S&P. The current period ratings are now presented so that the consolidated rating will be equal to the Moody's or S&P rating, whichever is more conservative. If no rating is available from a rating agency, then the MetLife rating will be used. Prior period ratings have been restated to conform with this presentation.

     Based on estimated fair values, investment grade fixed maturities comprised 92.0% and 91.4% of total fixed maturities in the general account at December 31, 2003 and 2002, respectively.

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                               DECEMBER 31, 2003        DECEMBER 31, 2002
                                             ----------------------   ----------------------
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                          (DOLLARS IN MILLIONS)
Due in one year or less....................  $  5,381     $  5,542    $  4,592     $  4,662
Due after one year through five years......    30,893       32,431      26,200       27,354
Due after five years through ten years.....    29,342       31,830      23,297       24,987
Due after ten years........................    39,011       43,064      35,507       38,452
                                             --------     --------    --------     --------
     Subtotal..............................   104,627      112,867      89,596       95,455
Mortgage-backed and other asset-backed
  securities...............................    53,095       54,348      42,739       44,386
                                             --------     --------    --------     --------
     Subtotal..............................   157,722      167,215     132,335      139,841
Redeemable preferred stock.................       611          537         564          447
                                             --------     --------    --------     --------
     Total fixed maturities................  $158,333     $167,752    $132,899     $140,288
                                             ========     ========    ========     ========

     Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     The fixed maturities portfolio is diversified across a broad range of asset sectors, and the asset mix did not change significantly in 2003. The following tables set forth the amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each sector is comprised of at:

                                                          DECEMBER 31, 2003
                                          -------------------------------------------------
                                                      GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                        (DOLLARS IN MILLIONS)
U.S. corporate securities...............  $ 56,757    $ 3,886    $252     $ 60,391     36.0%
Mortgage-backed securities..............    30,836        720     102       31,454     18.8
Foreign corporate securities............    21,727      2,194      79       23,842     14.2
U.S. treasuries/agencies................    14,707      1,264      26       15,945      9.5
Asset-backed securities.................    11,736        187      60       11,863      7.1
Commercial mortgage-backed securities...    10,523        530      22       11,031      6.6
Foreign government securities...........     7,789      1,003      28        8,764      5.2
State and political subdivisions........     3,155        209      15        3,349      2.0
Other fixed income assets...............       492        167      83          576      0.3
                                          --------    -------    ----     --------    -----
     Total bonds........................   157,722     10,160     667      167,215     99.7
Redeemable preferred stocks.............       611          2      76          537      0.3
                                          --------    -------    ----     --------    -----
     Total fixed maturities.............  $158,333    $10,162    $743     $167,752    100.0%
                                          ========    =======    ====     ========    =====

                                                         DECEMBER 31, 2002
                                         --------------------------------------------------
                                                     GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                       (DOLLARS IN MILLIONS)
U.S. corporate securities..............  $ 47,021    $3,193    $  957     $ 49,257     35.1%
Mortgage-backed securities.............    26,966     1,076        16       28,026     20.0
Foreign corporate securities...........    18,001     1,435       207       19,229     13.7
U.S. treasuries/agencies...............    14,373     1,565         4       15,934     11.4
Asset-backed securities................     9,483       228       208        9,503      6.8
Commercial mortgage-backed
  securities...........................     6,290       573         6        6,857      4.9
Foreign government securities..........     7,012       636        52        7,596      5.4
State and political subdivisions.......     2,580       182        20        2,742      1.9
Other fixed income assets..............       609       191       103          697      0.5
                                         --------    ------    ------     --------    -----
     Total bonds.......................   132,335     9,079     1,573      139,841     99.7
Redeemable preferred stocks............       564        --       117          447      0.3
                                         --------    ------    ------     --------    -----
     Total fixed maturities............  $132,899    $9,079    $1,690     $140,288    100.0%
                                         ========    ======    ======     ========    =====

     Potential Problem, Problem and Restructured Fixed Maturities. The Company monitors fixed maturities to identify investments that management considers to be potential problems or problems. The Company also monitors investments that have been restructured.

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

     The following table presents the estimated fair value of the Company's total fixed maturities classified as performing, potential problem, problem and restructured at:

                                                   DECEMBER 31, 2003    DECEMBER 31, 2002
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Performing.......................................   $167,125     99.6%   $139,452     99.4%
Potential problem................................        282      0.2         450      0.3
Problem..........................................        264      0.2         358      0.3
Restructured.....................................         81      0.0          28      0.0
                                                    --------    -----    --------    -----
     Total.......................................   $167,752    100.0%   $140,288    100.0%
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

     The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $338 million and $1,264 million for the years ended December 31, 2003 and 2002, respectively. The Company's three largest writedowns totaled $125 million and $352 million for the years ended December 31, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the years ended December 31, 2003 and 2002, the Company sold fixed maturities with a fair value of $30,714 million and $14,597 million at a loss of $486 million and $894 million, respectively.

     The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                                                DECEMBER 31, 2003
                                                              ----------------------
                                                                 GROSS
                                                               UNREALIZED     % OF
                                                                 LOSSES       TOTAL
                                                              ------------   -------
                                                              (DOLLARS IN MILLIONS)
Less than 20%...............................................      $677         91.1%
20% or more for less than six months........................        22          3.0
20% or more for six months or greater.......................        44          5.9
                                                                  ----        -----
     Total..................................................      $743        100.0%
                                                                  ====        =====

     The gross unrealized loss related to the Company's fixed maturities at December 31, 2003 was $743 million. These fixed maturities mature as follows: 1% due in one year or less; 23% due in greater than one year to five years; 18% due in greater than five years to ten years; and 58% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (34%), mortgage-backed (17%) and foreign corporates (11%); and are concentrated by industry in mortgage-backed (13%), utilities (12%) and finance (8%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 6% of the $30,881 million fair value and 20% of the $743 million gross unrealized loss on fixed maturities.

     The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                         DECEMBER 31, 2003
                                  ---------------------------------------------------------------
                                                        GROSS UNREALIZED
                                    AMORTIZED COST           LOSSES         NUMBER OF SECURITIES
                                  ------------------   ------------------   ---------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN     20% OR
                                     20%       MORE       20%       MORE       20%         MORE
                                  ---------   ------   ---------   ------   ----------   --------
                                                       (DOLLARS IN MILLIONS)
Less than six months............   $24,926     $ 67      $449       $22       1,331         18
Six months or greater but less
  than nine months..............     3,217       19        84         4         264          2
Nine months or greater but less
  than twelve months............       266       17         7         4          45          3
Twelve months or greater........     2,999      113       137        36         311         19
                                   -------     ----      ----       ---       -----         --
     Total......................   $31,408     $216      $677       $66       1,951         42
                                   =======     ====      ====       ===       =====         ==

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% is comprised of 1,951 securities with an amortized cost of $31,408 million and a gross unrealized loss of $677 million at December 31, 2003. These fixed maturities mature as follows: 1% due in one year or less; 23% due in greater than one year to five years; 18% due in greater than five years to ten years; and 58% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (33%) and mortgage-backed (18%); and are concentrated by industry in mortgage-backed (14%), utilities (13%) and finance (7%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 5% of the $30,731 million fair value and 15% of the $677 million gross unrealized loss.

     The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months is comprised of 18 securities with an amortized cost of $67 million and a gross unrealized loss of $22 million at December 31, 2003. These fixed maturities mature as follows: 1% due in greater than one year to five years; 64% due in greater than five years to ten years; and 35% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in foreign governments (41%) and asset-backed (35%); and are concentrated by industry in asset-backed (35%) and finance (23%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 83% of the $45 million fair value and 82% of the $22 million gross unrealized loss.

     The total of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater is comprised of 24 securities with an amortized cost of $149 million and a gross unrealized loss of $44 million at December 31, 2003. These fixed maturities mature as follows: 27% due in greater than five years to ten years; and 73% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by security type in U.S. corporates (57%) and asset-backed (18%); and are concentrated by industry in transportation (53%), finance (24%) and asset-backed (18%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 48% of the $105 million fair value and 60% of the $44 million gross unrealized loss.

     The Company held two fixed maturity securities each with a gross unrealized loss at December 31, 2003 greater than $10 million. One of these securities represents 25% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater. The security is in the U.S. corporate sector, and the estimated fair value and gross unrealized loss at December 31, 2003 was $14 million and $11 million, respectively. The Company analyzed this fixed maturity security as of December 31, 2003 to determine whether this security was other-than-temporarily impaired. The Company believes that the estimated fair value of this security, which is in the transportation industry, was depressed as a result of generally difficult economic and market conditions. The Company believes that the analysis of the security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions supports the view that the security was not other-than-temporarily impaired as of December 31, 2003.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                                                   DECEMBER 31, 2003    DECEMBER 31, 2002
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Industrial.......................................   $34,474      40.9%   $29,077      42.5%
Utility..........................................     9,955      11.8      7,219      10.5
Finance..........................................    14,287      17.0     12,596      18.4
Yankee/Foreign(1)................................    23,842      28.3     19,229      28.1
Other............................................     1,675       2.0        365       0.5
                                                    -------     -----    -------     -----
     Total.......................................   $84,233     100.0%   $68,486     100.0%
                                                    =======     =====    =======     =====

---------------

(1) Includes publicly traded, U.S. dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

     The Company maintains a diversified corporate bond portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At December 31, 2003 and 2002, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,683 million and $2,973 million, respectively, which was less than 3% and 2%, respectively, of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds held at December 31, 2003 and 2002 was $618 million and $385 million, respectively.

     At December 31, 2003 and 2002, investments of $16,572 million and $14,778 million, respectively, or 69.5% and 76.9%, respectively, of the Yankee/Foreign sector, represented exposure to traditional Yankee bonds. This exposure was U.S. dollar-denominated and was concentrated by security type in industrial and financial institutions. The Company diversifies the Yankee/Foreign portfolio by country and issuer.

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

     Mortgage-Backed Securities.    The  following  table  shows  the  types  of
mortgage-backed securities the Company held at:

                                                   DECEMBER 31, 2003    DECEMBER 31, 2002
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Pass-through securities..........................   $15,427      36.3%   $12,515      35.9%
Collateralized mortgage obligations..............    16,027      37.7     15,511      44.5
                                                    -------     -----    -------     -----
     Total mortgage-backed securities............    31,454      74.0     28,026      80.4
Commercial mortgage-backed securities............    11,031      26.0      6,857      19.6
                                                    -------     -----    -------     -----
     Total.......................................   $42,485     100.0%   $34,883     100.0%
                                                    =======     =====    =======     =====

     At December 31, 2003 and 2002, pass-through and collateralized mortgage obligations totaled $31,454 million and $28,026 million, respectively, or 74.0% and 80.4%, respectively, of total mortgage-backed securities, and a majority of these amounts represented agency-issued pass-through and collateralized mortgage obligations guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At December 31, 2003 and 2002, approximately $6,992 million and $3,598 million, respectively, or 63.4% and 52.5%, respectively, of the commercial mortgage-backed securities, and $31,210 million and $27,590 million, respectively, or 99.2% and 98.4%, respectively, of the pass-through securities and collateralized mortgage obligations, were rated Aaa/AAA by Moody's or S&P.

     The principal risks inherent in holding residential mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments primarily as a result of homeowner refinancing. Extension risk relates to the unexpected slowdown in principal payments. The Company's active monitoring of its residential mortgage-backed securities mitigates exposure to the cash flow uncertainties associated with these risks.

     The principal risks in owning commercial mortgage-backed securities are related to structural, credit and capital market risks. Structural risks include the security's priority in the issuer's capital structure and the adequacy of and ability to realize proceeds from the underlying real estate collateral. Credit risk results from potential defaults on the underlying commercial mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

     Asset-Backed Securities. Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide income. The Company's asset-backed securities are diversified both by sector and by issuer. Credit card and home equity loan securitizations, each accounting for about 29% of the total holdings, constitute the largest exposures in the Company's asset-backed securities portfolio. Asset-backed securities generally have limited sensitivity to changes in interest rates. Approximately $7,528 million and $4,912 million, or 63.5% and 51.7%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at December 31, 2003 and 2002, respectively.

     The principal risks in holding asset-backed securities are related to structural, credit and capital market risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits, such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

     Structured Investment Transactions. The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return of the investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes and similar instruments.

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF 99-20"). The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FASB Interpretation No. 46 (revised December 31, 2003), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 ("FIN 46(r)"). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance.

     The Company  purchases  or receives  beneficial  interests in  SPEs,  which
generally   acquire  financial   assets,  including   corporate  equities,  debt
securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FIN 46(r). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, which are included in fixed maturities, and their income is recognized using the retrospective interest method or the level yield method, as appropriate. Impairments of these beneficial interests are included in net investment gains and losses.

 MORTGAGE LOANS ON REAL ESTATE

     The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 11.8% and 13.2% of the Company's total cash and invested assets at December 31, 2003 and 2002, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                                                     DECEMBER 31, 2003    DECEMBER 31, 2002
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                              (DOLLARS IN MILLIONS)
Commercial.........................................   $20,300     77.3%    $19,552     78.0%
Agricultural.......................................     5,327     20.3       5,146     20.5
Residential........................................       622      2.4         388      1.5
                                                      -------    -----     -------    -----
     Total.........................................   $26,249    100.0%    $25,086    100.0%
                                                      =======    =====     =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type, and manages these investments through a network of regional offices overseen by its investment department. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                     DECEMBER 31, 2003    DECEMBER 31, 2002
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                              (DOLLARS IN MILLIONS)
REGION
South Atlantic.....................................   $ 4,978     24.5%    $ 5,076     26.0%
Pacific............................................     5,005     24.7       4,180     21.4
Middle Atlantic....................................     3,455     17.0       3,441     17.6
East North Central.................................     1,821      9.0       2,147     11.0
West South Central.................................     1,370      6.8       1,097      5.6
New England........................................     1,278      6.3       1,323      6.8
International......................................       836      4.1         632      3.2
Mountain...........................................       740      3.6         833      4.2
West North Central.................................       619      3.0         645      3.3
East South Central.................................       198      1.0         178      0.9
                                                      -------    -----     -------    -----
     Total.........................................   $20,300    100.0%    $19,552    100.0%
                                                      =======    =====     =======    =====
PROPERTY TYPE
Office.............................................   $ 9,170     45.2%    $ 9,340     47.8%
Retail.............................................     5,006     24.7       4,320     22.1
Apartments.........................................     2,832     13.9       2,793     14.3
Industrial.........................................     1,911      9.4       1,910      9.7
Hotel..............................................     1,032      5.1         942      4.8
Other..............................................       349      1.7         247      1.3
                                                      -------    -----     -------    -----
     Total.........................................   $20,300    100.0%    $19,552    100.0%
                                                      =======    =====     =======    =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                     DECEMBER 31, 2003    DECEMBER 31, 2002
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                              (DOLLARS IN MILLIONS)
Due in one year or less............................   $   708      3.5%    $   713      3.6%
Due after one year through two years...............     1,065      5.2       1,204      6.2
Due after two years through three years............     2,020     10.0       1,939      9.9
Due after three years through four years...........     2,362     11.6       2,048     10.5
Due after four years through five years............     3,157     15.6       2,443     12.5
Due after five years...............................    10,988     54.1      11,205     57.3
                                                      -------    -----     -------    -----
     Total.........................................   $20,300    100.0%    $19,552    100.0%
                                                      =======    =====     =======    =====

     Potential Problem, Problem and Restructured Mortgage Loans. The Company monitors its mortgage loan investments on an ongoing basis. Through this monitoring process, the Company reviews loans that are restructured, delinquent or under foreclosure and identifies those that management considers to be potentially delinquent. These loan classifications are consistent with those used in industry practice.

     The Company defines potentially delinquent loans as loans that, in management's opinion, have a high probability of becoming delinquent. The Company defines delinquent mortgage loans, consistent with industry practice, as loans in which two or more interest or principal payments are past due. The Company defines mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced. The Company defines restructured mortgage loans as loans in which the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

     The Company establishes valuation allowances for loans that it deems impaired, as determined through its mortgage review process. The Company's valuation allowance is established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loans that are individually reviewed are evaluated based on the definition of impaired loans consistent with SFAS No. 114, Accounting by Creditors for Impairments of a Loan ("SFAS 114"), as loans on which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains or losses. The allowance for loan loss for pools of other loans with similar characteristics is established in accordance with SFAS No. 5, Accounting for Contingencies

("SFAS 5"), when a loss contingency exists. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. SFAS 5 works in conjunction with, but does not overlap with, SFAS 114. The Company applies SFAS 5 to groups of loans with similar characteristics based on property types and loan to value risk factors. The Company records adjustments to its loan loss allowance as investment losses.

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                                  DECEMBER 31, 2003                           DECEMBER 31, 2002
                                      -----------------------------------------   -----------------------------------------
                                                                        % OF                                        % OF
                                      AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                       COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                                      ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                      (DOLLARS IN MILLIONS)
Performing..........................   $20,315     99.5%    $ 95         0.5%      $19,343     98.3%    $ 60         0.3%
Restructured........................        77      0.4       23        29.9%          246      1.3       49        19.9%
Delinquent or under foreclosure.....        --      0.0       --         0.0%           14      0.1       --         0.0%
Potentially delinquent..............        30      0.1        4        13.3%           68      0.3       10        14.7%
                                       -------    -----     ----                   -------    -----     ----
    Total...........................   $20,422    100.0%    $122         0.6%      $19,671    100.0%    $119         0.6%
                                       =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $119     $134     $ 76
Additions...................................................     51       38       84
Deductions..................................................    (48)     (53)     (26)
                                                               ----     ----     ----
Balance, end of year........................................   $122     $119     $134
                                                               ====     ====     ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type. The Company manages these investments through a network of regional offices and field professionals overseen by its investment department.

     Approximately 67% of the $5,327 million of agricultural mortgage loans outstanding at December 31, 2003 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                                  DECEMBER 31, 2003                           DECEMBER 31, 2002
                                      -----------------------------------------   -----------------------------------------
                                                                        % OF                                        % OF
                                      AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                       COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                                      ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                      (DOLLARS IN MILLIONS)
Performing..........................   $5,162      96.7%    $   -        0.0%      $4,980      96.7%     $-          0.0%
Restructured........................      111       2.1         1        0.9%         140       2.7       5          3.6%
Delinquent or under foreclosure.....       36       0.7         2        5.6%          14       0.3       -          0.0%
Potentially delinquent..............       24       0.5         3       12.5%          18       0.3       1          5.6%
                                       ------     -----     -----                  ------     -----      --
    Total...........................   $5,333     100.0%    $   6        0.1%      $5,152     100.0%     $6          0.1%
                                       ======     =====     =====                  ======     =====      ==

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $ 6      $ 9      $  7
Additions...................................................     1        3        21
Deductions..................................................    (1)      (6)      (19)
                                                               ---      ---      ----
Balance, end of year........................................   $ 6      $ 6      $  9
                                                               ===      ===      ====

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

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial, residential and agricultural properties located primarily throughout the U.S. The Company manages these investments through a network of regional offices overseen by its investment department. At December 31, 2003 and 2002, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,803 million and $4,725 million, respectively, or 2.2%, and 2.5% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                      DECEMBER 31, 2003    DECEMBER 31, 2002
                                                      ------------------   ------------------
                                                      CARRYING     % OF    CARRYING     % OF
TYPE                                                    VALUE     TOTAL      VALUE     TOTAL
----                                                  ---------   ------   ---------   ------
                                                               (DOLLARS IN MILLIONS)
Real estate held-for-investment.....................   $4,274      89.0%    $3,546      75.0%
Real estate joint ventures held-for-investment......      438       9.1        377       8.0
Foreclosed real estate held-for-investment..........        2       0.1          3       0.1
                                                       ------     -----     ------     -----
                                                        4,714      98.2      3,926      83.1
                                                       ------     -----     ------     -----
Real estate held-for-sale...........................       88       1.8        792      16.8
Foreclosed real estate held-for-sale................        1       0.0          7       0.1
                                                       ------     -----     ------     -----
                                                           89       1.8        799      16.9
                                                       ------     -----     ------     -----
Total real estate, real estate joint ventures and
  real estate held-for-sale.........................   $4,803     100.0%    $4,725     100.0%
                                                       ======     =====     ======     =====

     Office properties represent 58% of the Company's equity real estate portfolio at both December 31, 2003 and 2002. The average occupancy level of office properties was 89% and 92% at December 31, 2003 and 2002, respectively.

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

     The Company's real estate equity portfolio at December 31, 2003 was mainly comprised of a core portfolio of multi-tenanted office buildings with high tenant credit quality, net leased properties and apartments. The objective is to maximize earnings by building upon and strengthening the core portfolio through selective acquisitions and dispositions. The Company took advantage of a significant demand for Class A, institutional grade properties and sold certain real estate holdings in its portfolio mostly during the fourth quarter of 2002. This sales program did not represent any fundamental change in the Company's investment strategy.

     Once the Company identifies a property that is expected to be sold within one year and commences a firm plan for marketing the property, in accordance with SFAS 144, the Company, if applicable, classifies the property as held-for-sale and reports the related net investment income and any resulting investment gains and losses as discontinued operations. Further, the Company establishes and periodically revises, if necessary, a valuation allowance to adjust the carrying value of the property to its expected sales value, less associated selling costs, if it is lower than the property's carrying value. The Company records valuation allowances as investment losses and subsequent adjustments as investment gains or losses. If circumstances arise that were previously considered unlikely and, as a result, the property is expected to be on the market longer than anticipated, a held-for-sale property is generally reclassified to held-for-investment and measured as such.

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $89 million and $799 million at December 31, 2003 and 2002, respectively, are net of valuation allowances of $12 million and $11 million, respectively. There were no impairments at December 31, 2003; however, the December 31, 2002 amount included a net impairment of $5 million.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Variable Interest Entities."

     On August 28, 2003, the Company (through one of its subsidiaries) acquired the Sears Tower building through the acquisition of a controlling interest in a partnership holding title to the building. Subsequent to December 31, 2003, MetLife entered into a marketing agreement to sell one of its real estate investments, the Sears Tower, and reclassified the property from Real Estate -- Held-for Investments to Real Estate -- Held-for Sale. The carrying value of the property as of December 31, 2003 is approximately $700 million.

  EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

     The Company's carrying value of equity securities, which primarily consist of investments in common and preferred stocks and mutual fund interests, was $1,598 million and $1,613 million at December 31, 2003 and 2002, respectively. Substantially all of the common stock is publicly traded on major securities exchanges. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,477 million and $2,395 million at December 31, 2003 and 2002, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.7% and 0.8% of cash and invested assets at December 31, 2003 and 2002, respectively.

     Equity securities include private equity securities with an estimated fair value of $432 million and $443 million at December 31, 2003 and 2002, respectively. The Company may not freely trade its private equity securities because of restrictions imposed by federal and state securities laws and illiquid markets.

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,380 million and $1,667 million at December 31, 2003 and 2002, respectively. The Company anticipates that these amounts could be invested in these partnerships any time over the next five years.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See " -- Variable Interest Entities."

     The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                           DECEMBER 31, 2003
                                               -----------------------------------------
                                                           GROSS
                                                        UNREALIZED
                                                        -----------   ESTIMATED    % OF
                                                COST    GAIN   LOSS   FAIR VALUE   TOTAL
                                               ------   ----   ----   ----------   -----
                                                         (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks..............................  $  620   $334    $2      $  952      59.6%
  Nonredeemable preferred stocks.............     602     48     4         646      40.4
                                               ------   ----    --      ------     -----
     Total equity securities.................  $1,222   $382    $6      $1,598     100.0%
                                               ======   ====    ==      ======     =====

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
                                               ======   ====   ===      ======     =====

     Potential Problem and Problem Equity Securities and Other Limited Partnership Interests. The Company monitors its equity securities and other limited partnership interests on a continual basis. Through this monitoring process, the Company identifies investments that management considers to be problems or potential problems.

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

     Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $108 million and $191 million years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Company sold equity securities with an estimated fair value of $62 million and $915 million, at a loss of $13 million and $85 million, respectively.

     The gross unrealized loss related to the Company's equity securities at December 31, 2003 was $6 million. Such securities are concentrated by security type in common stock (36%) and preferred stock (63%); and are concentrated by industry in financial (57%) and domestic broad market mutual funds (7%) (calculated as a percentage of gross unrealized loss).

     The following table presents the cost, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                       DECEMBER 31, 2003
                                  ------------------------------------------------------------
                                                        GROSS UNREALIZED        NUMBER OF
                                         COST                LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                                     (DOLLARS IN MILLIONS)
Less than six months............     $58        $1        $6        $--        19           1
Six months or greater but less
  than nine months..............      --        --        --         --        --          --
Nine months or greater but less
  than twelve months............      --        --        --         --        --           2
Twelve months or greater........      22        --        --         --        14          --
                                     ---        --        --        ---        --        ----
  Total.........................     $80        $1        $6        $--        33           3
                                     ===        ==        ==        ===        ==        ====

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

     The following table presents the total gross unrealized losses for equity securities at December 31, 2003 where the estimated fair value had declined and remained below cost by:

                                                                 DECEMBER 31, 2003
                                                              ------------------------
                                                              GROSS UNREALIZED   % OF
                                                                   LOSSES        TOTAL
                                                              ----------------   -----
                                                               (DOLLARS IN MILLIONS)
Less than 20%...............................................         $6          $ 100%
20% or more for less than six months........................         --             --
20% or more for six months or greater.......................         --             --
                                                                     --          -----
Total.......................................................         $6          100.0%
                                                                     ==          =====

     The category of equity securities where the estimated fair value has declined and remained below cost by less than 20% is comprised of 33 equity securities with a cost of $80 million and a gross unrealized loss of $6 million. These securities are concentrated by security type in common stock (33%) and preferred stock (65%); and concentrated by industry in financial (59%) and communications (3%) (calculated as a percentage of gross unrealized loss). The significant factors considered at December 31, 2003 in the review of equity securities for other-than-temporary impairment were as a result of generally difficult economic and market conditions.

     The Company did not hold any equity securities with a gross unrealized loss at December 31, 2003 greater than $5 million.

OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3.9 billion and $3.1 billion at December 31, 2003 and 2002, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also include the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.1% and 1.9% of cash and invested assets at December 31, 2003 and 2002, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative instruments to manage risk through one of five principal risk management strategies: the hedging of (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; (iv) net investment in certain foreign operations; and (v) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards and options, including caps and floors.

     The table below provides a summary of the notional amount and fair value of derivative financial instruments held at December 31, 2003 and 2002:

                                                      2003                              2002
                                         -------------------------------   -------------------------------
                                                       CURRENT MARKET                    CURRENT MARKET
                                                       OR FAIR VALUE                     OR FAIR VALUE
                                         NOTIONAL   --------------------   NOTIONAL   --------------------
                                          AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                         --------   ------   -----------   --------   ------   -----------
                                                             (DOLLARS IN MILLIONS)
Financial futures......................  $ 1,348     $  8       $ 30       $     4     $ --       $ --
Interest rate swaps....................    9,944      189         36         3,866      196        126
Floors.................................      325        5         --           325        9         --
Caps...................................    9,345       29         --         8,040       --         --
Financial forwards.....................    1,310        2          3         1,945       --         12
Foreign currency swaps.................    4,710        9        796         2,371       92        181
Options................................    6,065        7         --         6,472        9         --
Foreign currency forwards..............      695        5         32            54       --          1
Credit default swaps...................      615        2          1           376        2         --
                                         -------     ----       ----       -------     ----       ----
  Total contractual commitments........  $34,357     $256       $898       $23,453     $308       $320
                                         =======     ====       ====       =======     ====       ====

  VARIABLE INTEREST ENTITIES

     The Company has adopted the provisions of FIN 46 and FIN 46(r). See "-- Recent Accounting Standards." At December 31, 2003, FIN 46(r) did not require the Company to consolidate any additional VIEs that were not previously consolidated.

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which will be consolidated in the Company's financial statements beginning March 31, 2004, and (ii) it holds significant valuable interests but it is not the primary beneficiary and which will not be consolidated:

                                                              DECEMBER 31, 2003
                                              -------------------------------------------------
                                              PRIMARY BENEFICIARY(1)   NOT PRIMARY BENEFICIARY
                                              ----------------------   ------------------------
                                                           MAXIMUM                    MAXIMUM
                                                TOTAL      EXPOSURE      TOTAL       EXPOSURE
                                              ASSETS(2)   TO LOSS(3)   ASSETS(2)    TO LOSS(3)
                                              ---------   ----------   ----------   -----------
                                                           (DOLLARS IN MILLIONS)
SPES:
Asset-backed securitizations and
  Collateralized debt obligations...........    $ --         $ --        $2,400         $20
NON-SPES:
Real estate joint ventures(4)...............     617          238            42          59
Other limited partnerships(5)...............      29           27           459          10
                                                ----         ----        ------         ---
     Total..................................    $646         $265        $2,901         $89
                                                ====         ====        ======         ===

---------------

 (1) Had the Company consolidated these VIEs at December 31, 2003, the transition adjustments would have been $10 million, net of income tax.

 (2) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of December 31, 2003. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

 (3) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures and other limited partnerships is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

 (4) Real estate joint ventures include partnerships and other ventures, which engage in the acquisition, development, management and disposal of real estate investments.

 (5) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for federal tax credits.

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $25,121 million and $16,196 million and an estimated fair value of $26,387 million and $17,625 million were on loan under the program at December 31, 2003 and 2002, respectively. The Company was liable for cash collateral under its control of $27,083 million and $17,862 million at December 31, 2003 and 2002, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

  SEPARATE ACCOUNT ASSETS

     The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Generally, separate accounts are not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to the Company's general account claims only to the extent that the value of such assets exceeds the separate account liabilities, as defined by the account's contract. The Company reports separately as assets and liabilities investments held in separate accounts and liabilities of the separate accounts. The Company reports substantially all separate account assets at their fair market value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders, and, accordingly, the Company does not reflect them in its consolidated statements of income and cash flows. The Company reflects in its revenues fees charged to the separate accounts by the Company, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Effective January 1, 2004, in accordance with new accounting guidance, approximately $1,678 million of separate account assets will be transferred to investments with a corresponding transfer of separate account liabilities to future policy benefits and policyholder account balances.

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

     Interest rates. The Company's exposure to interest rate changes results from its significant holdings of fixed maturities, as well as its interest rate sensitive liabilities. The fixed maturities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include guaranteed interest contracts and fixed annuities, which have the same interest rate exposure (medium- and long-term treasury rates) as the fixed maturities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate volatility. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company's products in order to better match the duration of the assets and the liabilities they support.

     Equity prices. The Company's investments in equity securities expose it to changes in equity prices. It manages this risk on an integrated basis with other risks through its asset/liability management strategies. The Company also manages equity price risk through industry and issuer diversification and asset allocation techniques.

     Foreign currency exchange rates. The Company's exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and equity securities and through its investments in foreign subsidiaries. The principal currencies which create foreign currency exchange rate risk in the Company's investment portfolios are Canadian dollars, Mexican pesos, Chilean pesos and British pounds. The Company mitigates the majority of its fixed maturities' foreign currency exchange rate risk through the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Mexican peso and South Korean won. The Company has denominated substantially all assets and liabilities of its foreign subsidiaries in their respective local currencies, thereby minimizing its risk to foreign currency exchange rate fluctuations.

RISK MANAGEMENT

     Corporate risk management. MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards.

     MetLife also has a separate Corporate Risk Management Department, which is responsible for risk throughout MetLife and reports to MetLife's Chief Financial Officer. The Corporate Risk Management Department's primary responsibilities consist of:

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

     - deploying capital on an economic capital basis; and

     - reporting on a periodic basis to the Governance Committee of the Holding Company's Board of Directors and various financial and non-financial senior management committees.

     Asset/liability management. At MetLife, asset/liability management is the responsibility of the General Account Portfolio Management Department ("GAPM"), the operating business segments and various GAPM boards. The GAPM boards are comprised of senior officers from the investment department, senior managers from each business segment and the Executive Vice-President in charge of risk management at MetLife. The GAPM boards' duties include setting broad asset/liability management policy and strategy, reviewing and approving target portfolios, establishing investment guidelines and limits, and providing oversight of the portfolio management process.

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

     Economic Capital. Beginning in 2003, the Company changed its methodology of allocating capital to its business segments from RBC to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on RBC, an internally developed formula based on applying a multiple to the NAIC Statutory Risk-Based Capital and includes certain GAAP accounting adjustments. Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

     This change in methodology is being applied prospectively. This change has and will continue to impact the level of net investment income and net income of each of the Company's business segments. A portion of net investment income is credited to the segments based on the level of allocated equity. This change in methodology of allocating equity does not impact the Company's consolidated net investment income or net income.

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts ("other financial instruments"), based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2003 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and foreign currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio.

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at December 31, 2003 and 2002. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at December 31, 2003 and 2002 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, all of which is non-trading, for the periods indicated was:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Interest rate risk..........................................   $3,617       $2,710
Equity price risk...........................................   $  155       $  120
Foreign currency exchange rate risk.........................   $  619       $  529

     The change in potential loss in fair value related to market risk exposure between December 31, 2003 and 2002 was primarily attributable to a shift in the yield curve.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Financial Statements as of December 31, 2003 and 2002 and
  for the years ended December 31, 2003, 2002 and 2001:
  Consolidated Balance Sheets...............................  F-2
  Consolidated Statements of Income.........................  F-3
  Consolidated Statements of Stockholders' Equity...........  F-4
  Consolidated Statements of Cash Flows.....................  F-5
  Notes to Consolidated Financial Statements................  F-7

Financial Statement Schedules as of December 31, 2003 and
  for the years ended December 31, 2003, 2002 and 2001:
  Schedule I -- Consolidated Summary of Investments -- Other
     Than Investments in Affiliates.........................  116
  Schedule II -- Condensed Financial Information of MetLife,
     Inc. (Registrant)......................................  117
  Schedule III -- Consolidated Supplementary Insurance
     Information............................................  119
  Schedule IV -- Consolidated Reinsurance...................  121

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
MetLife, Inc.:

     We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MetLife, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1, the Company changed its method of accounting for embedded derivatives in certain insurance products as required by new accounting guidance which became effective on October 1, 2003, and recorded the impact as a cumulative effect of a change in accounting principle.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
March 5, 2004

                                 METLIFE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2003       2002
                                                              --------   --------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $158,333 and $132,899,
     respectively)..........................................  $167,752   $140,288
  Equity securities, at fair value (cost: $1,222 and $1,556,
     respectively)..........................................     1,598      1,613
  Mortgage loans on real estate.............................    26,249     25,086
  Policy loans..............................................     8,749      8,580
  Real estate and real estate joint ventures
     held-for-investment....................................     4,714      3,926
  Real estate held-for-sale.................................        89        799
  Other limited partnership interests.......................     2,477      2,395
  Short-term investments....................................     1,826      1,921
  Other invested assets.....................................     4,645      3,727
                                                              --------   --------
          Total investments.................................   218,099    188,335
Cash and cash equivalents...................................     3,733      2,323
Accrued investment income...................................     2,186      2,088
Premiums and other receivables..............................     7,047      6,445
Deferred policy acquisition costs...........................    12,943     11,727
Other assets................................................     7,077      6,815
Separate account assets.....................................    75,756     59,693
                                                              --------   --------
          Total assets......................................  $326,841   $277,426
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................  $ 94,148   $ 89,815
  Policyholder account balances.............................    75,901     66,830
  Other policyholder funds..................................     6,343      5,685
  Policyholder dividends payable............................     1,049      1,030
  Policyholder dividend obligation..........................     2,130      1,882
  Short-term debt...........................................     3,642      1,161
  Long-term debt............................................     5,703      4,425
  Shares subject to mandatory redemption....................       277         --
  Current income taxes payable..............................       652        769
  Deferred income taxes payable.............................     2,399      1,625
  Payables under securities loaned transactions.............    27,083     17,862
  Other liabilities.........................................    10,609      7,999
  Separate account liabilities..............................    75,756     59,693
                                                              --------   --------
          Total liabilities.................................   305,692    258,776
                                                              --------   --------
Company-obligated mandatorily redeemable securities of
  subsidiary trusts.........................................        --      1,265
                                                              --------   --------
Stockholders' Equity:
  Preferred stock, par value $0.01 per share; 200,000,000
     shares authorized; none issued.........................        --         --
  Common stock, par value $0.01 per share; 3,000,000,000
     shares authorized; 786,766,664 shares issued at
     December 31, 2003 and 2002; 757,186,137 shares
     outstanding at December 31, 2003 and 700,278,412 shares
     outstanding at December 31, 2002.......................         8          8
  Additional paid-in capital................................    14,991     14,968
  Retained earnings.........................................     4,193      2,807
  Treasury stock, at cost; 29,580,527 shares at December 31,
     2003 and 86,488,252 shares at December 31, 2002........      (835)    (2,405)
  Accumulated other comprehensive income....................     2,792      2,007
                                                              --------   --------
          Total stockholders' equity........................    21,149     17,385
                                                              --------   --------
          Total liabilities and stockholders' equity........  $326,841   $277,426
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               2003      2002      2001
                                                              -------   -------   -------
REVENUES
Premiums....................................................  $20,673   $19,077   $17,212
Universal life and investment-type product policy fees......    2,496     2,147     1,889
Net investment income.......................................   11,636    11,261    11,187
Other revenues..............................................    1,342     1,332     1,507
Net investment gains (losses) (net of amounts allocable from other accounts of ($215), ($145) and ($134),
  respectively).............................................     (358)     (751)     (579)
                                                              -------   -------   -------
          Total revenues....................................   35,789    33,066    31,216
                                                              -------   -------   -------
EXPENSES
Policyholder benefits and claims (excludes amounts directly
  related to net investment gains (losses) of ($184), ($150)
  and ($159), respectively).................................   20,848    19,523    18,454
Interest credited to policyholder account balances..........    3,035     2,950     3,084
Policyholder dividends......................................    1,975     1,942     2,086
Other expenses (excludes amounts directly related to net
  investment gains (losses) of ($31), $5 and $25,
  respectively).............................................    7,301     7,015     7,022
                                                              -------   -------   -------
          Total expenses....................................   33,159    31,430    30,646
                                                              -------   -------   -------
Income from continuing operations before provision for
  income taxes..............................................    2,630     1,636       570
Provision for income taxes..................................      687       502       204
                                                              -------   -------   -------
Income from continuing operations...........................    1,943     1,134       366
Income from discontinued operations, net of income taxes....      300       471       107
                                                              -------   -------   -------
Income before cumulative effect of change in accounting.....    2,243     1,605       473
Cumulative effect of change in accounting, net of income
  taxes.....................................................      (26)       --        --
                                                              -------   -------   -------
Net income..................................................  $ 2,217   $ 1,605   $   473
                                                              =======   =======   =======
Income from continuing operations available to common
  shareholders per share
  Basic.....................................................  $  2.60   $  1.61   $  0.49
                                                              =======   =======   =======
  Diluted...................................................  $  2.57   $  1.56   $  0.48
                                                              =======   =======   =======
Net income available to common shareholders per share
  Basic.....................................................  $  2.98   $  2.28   $  0.64
                                                              =======   =======   =======
  Diluted...................................................  $  2.94   $  2.20   $  0.62
                                                              =======   =======   =======
Cash dividends per share....................................  $  0.23   $  0.21   $  0.20
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED OTHER COMPREHENSIVE
                                                                                            INCOME (LOSS)
                                                                              -----------------------------------------
                                                                                   NET           FOREIGN      MINIMUM
                                           ADDITIONAL              TREASURY     UNREALIZED      CURRENCY      PENSION
                                  COMMON    PAID-IN     RETAINED   STOCK AT     INVESTMENT     TRANSLATION   LIABILITY
                                  STOCK     CAPITAL     EARNINGS     COST     GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                  ------   ----------   --------   --------   --------------   -----------   ----------   -------
Balance at December 31, 2000....    $8      $14,926      $1,021    $  (613)       $1,175          $(100)       $ (28)     $16,389
Treasury stock transactions,
  net...........................                                    (1,321)                                                (1,321)
Dividends on common stock.......                           (145)                                                             (145)
Issuance of warrants -- by
  subsidiary....................                 40                                                                            40
Comprehensive income:
  Net income....................                            473                                                               473
  Other comprehensive income:
    Cumulative effect of change
      in accounting for
      derivatives, net of income
      taxes.....................                                                      22                                       22
    Unrealized gains on
      derivative instruments,
      net of income taxes.......                                                      24                                       24
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                     658                                      658
    Foreign currency translation
      adjustments...............                                                                    (60)                      (60)
    Minimum pension liability
      adjustment................                                                                                 (18)         (18)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                              626
                                                                                                                          -------
  Comprehensive income..........                                                                                            1,099
                                    --      -------      ------    -------        ------          -----        -----      -------
Balance at December 31, 2001....     8       14,966       1,349     (1,934)        1,879           (160)         (46)      16,062
Treasury stock transactions,
  net...........................                  2                   (471)                                                  (469)
Dividends on common stock.......                           (147)                                                             (147)
Comprehensive income:
  Net income....................                          1,605                                                             1,605
  Other comprehensive income:
    Unrealized losses on
      derivative instruments,
      net of income taxes.......                                                     (60)                                     (60)
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                     463                                      463
    Foreign currency translation
      adjustments...............                                                                    (69)                      (69)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                              334
                                                                                                                          -------
  Comprehensive income..........                                                                                            1,939
                                    --      -------      ------    -------        ------          -----        -----      -------
Balance at December 31, 2002....     8       14,968       2,807     (2,405)        2,282           (229)         (46)      17,385
Treasury stock transactions,
  net...........................                 20                    (92)                                                   (72)
Issuance of shares -- by
  subsidiary....................                 24                                                                            24
Dividends on common stock.......                           (175)                                                             (175)
Settlement of common stock
  purchase contracts............                           (656)     1,662                                                  1,006
Premium on conversion of
  company-obligated mandatorily
  redeemable securities of a
  subsidiary trust..............                (21)                                                                          (21)
Comprehensive income:
  Net income....................                          2,217                                                             2,217
  Other comprehensive income:
    Unrealized losses on
      derivative instruments,
      net of income taxes.......                                                    (250)                                    (250)
    Unrealized investment gains,
      net of related offsets,
      reclassification
      adjustments and income
      taxes.....................                                                     940                                      940
    Foreign currency translation
      adjustments...............                                                                    177                       177
    Minimum pension liability
      adjustment................                                                                                 (82)         (82)
                                                                                                                          -------
    Other comprehensive
      income....................                                                                                              785
                                                                                                                          -------
  Comprehensive income..........                                                                                            3,002
                                    --      -------      ------    -------        ------          -----        -----      -------
Balance at December 31, 2003....    $8      $14,991      $4,193    $  (835)       $2,972          $ (52)       $(128)     $21,149
                                    ==      =======      ======    =======        ======          =====        =====      =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                             (DOLLARS IN MILLIONS)

                                                                2003        2002       2001
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   2,217   $  1,605   $    473
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization expenses.................        478        498        481
     Amortization of premiums and accretion of discounts
       associated with investments, net.....................       (180)      (519)      (575)
     (Gains) losses from sales of investments and
       businesses, net......................................        152        317        713
     Interest credited to other policyholder account
       balances.............................................      3,035      2,950      3,084
     Universal life and investment-type product policy
       fees.................................................     (2,496)    (2,147)    (1,889)
     Change in premiums and other receivables...............       (334)      (473)       476
     Change in deferred policy acquisition costs, net.......     (1,332)      (741)      (563)
     Change in insurance-related liabilities................      4,687      3,104      2,508
     Change in income taxes payable.........................        241        479        477
     Change in bank customer deposits.......................        897        209         81
     Change in other liabilities............................        560       (117)       (40)
     Other, net.............................................       (562)      (997)      (968)
                                                              ---------   --------   --------
Net cash provided by operating activities...................      7,363      4,168      4,258
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities.......................................     76,200     64,602     52,426
     Equity securities......................................        612      2,703      2,125
     Mortgage loans on real estate..........................      3,483      2,638      1,993
     Real estate and real estate joint ventures.............        889        835        344
     Other limited partnership interests....................        308        209        396
  Purchases of:
     Fixed maturities.......................................   (101,577)   (85,155)   (51,865)
     Equity securities......................................       (187)    (1,260)    (3,354)
     Mortgage loans on real estate..........................     (4,975)    (3,206)    (3,494)
     Real estate and real estate joint ventures.............       (344)      (208)      (769)
     Other limited partnership interests....................       (588)      (456)      (424)
  Net change in short-term investments......................         98       (477)        74
  Purchases of businesses, net of cash received.............         18       (879)      (276)
  Proceeds from sales of businesses.........................          5         --         81
  Net change in payable under securities loaned
     transactions...........................................      9,221      5,201        360
  Other, net................................................       (851)      (760)      (587)
                                                              ---------   --------   --------
Net cash used in investing activities.......................  $ (17,688)  $(16,213)  $ (2,970)
                                                              ---------   --------   --------

                See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                             (DOLLARS IN MILLIONS)

                                                                2003        2002       2001
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................  $  37,023   $ 31,061   $ 31,421
     Withdrawals............................................    (28,674)   (25,151)   (27,899)
  Net change in short-term debt.............................      2,481        806       (730)
  Long-term debt issued.....................................        934      1,008      1,600
  Long-term debt repaid.....................................       (763)      (211)      (372)
  Treasury stock acquired...................................        (97)      (471)    (1,321)
  Settlement of common stock purchase contracts.............      1,006         --         --
  Net proceeds from issuance of company-obligated
     mandatorily redeemable securities of subsidiary
     trust..................................................         --         --        197
  Dividends on common stock.................................       (175)      (147)      (145)
                                                              ---------   --------   --------
Net cash provided by financing activities...................     11,735      6,895      2,751
                                                              ---------   --------   --------
Change in cash and cash equivalents.........................      1,410     (5,150)     4,039
Cash and cash equivalents, beginning of year................      2,323      7,473      3,434
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   3,733   $  2,323   $  7,473
                                                              =========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year:
     Interest...............................................  $     505   $    424   $    349
                                                              =========   ========   ========
     Income taxes...........................................  $     702   $    193   $   (262)
                                                              =========   ========   ========
  Non-cash transactions during the year:
     Business acquisitions -- assets........................  $     126   $  2,630   $  1,336
                                                              =========   ========   ========
     Business acquisitions -- liabilities...................  $     144   $  1,751   $  1,060
                                                              =========   ========   ========
     Business dispositions -- assets........................  $       9   $     --   $    102
                                                              =========   ========   ========
     Business dispositions -- liabilities...................  $       4   $     --   $     44
                                                              =========   ========   ========
     Purchase money mortgage on real estate sale............  $     196   $    954   $     --
                                                              =========   ========   ========
     MetLife Capital Trust I transactions...................  $   1,037   $     --   $     --
                                                              =========   ========   ========
     Real estate acquired in satisfaction of debt...........  $      14   $     30   $     30
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life") is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowners insurance and mutual funds to individuals, as well as group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts  of
(i) the Holding Company and its subsidiaries: (ii) partnerships and joint ventures in which the Company has a majority voting interest; and (iii) variable interest entities ("VIEs") created or acquired on or after February 1, 2003 of which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line by line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 6. Intercompany accounts and transactions have been eliminated.

     The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than minor influence over the partnership's operations, but does not have a controlling interest. The Company uses the cost method of accounting for interests in which it has a minor equity investment and virtually no influence over the partnership's operations.

     Minority interest related to consolidated entities included in other liabilities was $950 million and $491 million at December 31, 2003 and 2002, respectively. This increase was the direct result of the change in MetLife's ownership of RGA to approximately 52% in 2003 compared to 59% in 2002.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2003 presentation.

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

  Investments

     The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in

                                 METLIFE, INC.

management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) unfavorable changes in forecasted cash flows on asset-backed securities; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

  Derivatives

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities or to changing fair values. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that embed derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

  Deferred Policy Acquisition Costs

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting

                                 METLIFE, INC.

period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the amortization of deferred policy acquisition cost ("DAC"), including value of business acquired ("VOBA"). This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  Future Policy Benefits

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and disability insurance. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation.

     The Company also establishes liabilities for unpaid claims and claims expenses for property and casualty insurance. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions with respect to current developments, anticipated trends and risk management strategies.

     Differences between the actual experience and assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses.

  Reinsurance

     The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

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

                                 METLIFE, INC.

determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  Employee Benefit Plans

     The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities. The actuarial assumptions used in the calculation of the Company's aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

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

     Mortgage loans on real estate are stated at amortized cost, net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Such valuation allowances are based upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the collateral value if the loan is collateral dependent. The Company also establishes allowances for loan loss when a loss contingency exists for pools of loans with similar characteristics based on property types and loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Changes in valuation allowances are included in net investment gains and losses. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan's contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on impaired loans are recorded as a reduction of the recorded investment.

     Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 40 years). Once the Company identifies a property that is expected to be sold within one year and commences a firm plan for marketing the property, in accordance with SFAS 144, the Company, if applicable, classifies the property as held-for-sale and reports the related net investment income and any resulting investment gains and losses as discontinued operations. Real estate held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. Cost of real estate held-for-investment is adjusted for impairment whenever events

                                 METLIFE, INC.

or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Impaired real estate is written down to estimated fair value with the impairment loss being included in net investment gains and losses. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial and agricultural mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Policy loans are stated at unpaid principal balances.

     Short-term investments are stated at amortized cost, which approximates fair value.

     Other invested assets consist principally of leveraged leases and funds withheld at interest. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and impairs residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies and equal to the net statutory reserves are withheld and continue to be legally owned by the ceding companies. Other invested assets also includes the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. The Company recognizes interest on funds withheld in accordance with the treaty terms as investment income is earned on the assets supporting the reinsured policies.

  Structured Investment Transactions

     The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return of the investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes and similar instruments.

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and
Impairment on Certain Investments ("EITF 99-20"). The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FASB Interpretation No. 46 (revised December 31, 2003), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 ("FIN 46(r)"). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance.

     The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based

                                 METLIFE, INC.

on the framework provided in FIN 46(r). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, which are included in fixed maturities, and their income is recognized using the retrospective interest method or the level yield method, as appropriate. Impairments of these beneficial interests are included in net investment gains and losses.

  Derivative Financial Instruments

     The Company uses derivative instruments to manage risk through one of five principal risk management strategies, the hedging of: (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; (iv) net investments in certain foreign operations; and (v) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, and options, including caps and floors.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to Statement of Financial Accounting Standards ("SFAS")
No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in net investment gains or losses.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, foreign operation, or forecasted transaction that has been designated as a hedged item, states how the hedging instrument is expected to hedge the risks related to the hedged item, and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method that will be used to measure hedge ineffectiveness. The Company generally determines hedge effectiveness based on total changes in fair value of a derivative instrument. The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a hedge instrument; (iv) it is probable that the forecasted transaction will not occur; (v) a hedged firm commitment no longer meets the definition of a firm commitment; or (vi) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     The Company designates and accounts for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) foreign currency forwards to hedge the exposure of future payments or receipts in foreign currencies; and (v) other instruments to hedge the cash flows of various other forecasted transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported in other comprehensive income or loss. The ineffective portion of changes in fair value of the derivative instrument is reported in net investment gains or losses. Hedged forecasted transactions, other than the receipt or payment of variable interest payments, are not expected to occur more than 12 months after hedge inception.

     The Company designates and accounts for the following as fair value hedges when they have met the effectiveness requirements of SFAS 133: (i) various types of interest rate swaps to convert fixed rate

                                 METLIFE, INC.

investments to floating rate investments; (ii) receive U.S. dollar floating on foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments; (iii) pay U.S. dollar floating on foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated liabilities, and (iv) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported as net investment gains or losses. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in net investment gains and losses. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in net investment gains and losses.

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

     The Company uses forward exchange contracts that provide an economic hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. Unrealized losses on instruments so designated are recorded as components of accumulated other comprehensive income.

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

     If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded on the consolidated balance sheet at fair value and changes in their fair value are recognized in the current period in net investment gains or losses. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the consolidated balance sheet at fair value, with changes in fair value recognized in the current period as net investment gains or losses.

     The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions ("RSATs"), are a combination of a credit default swap and a U.S. Treasury or Agency security, synthetically creating a third replicated security. These derivatives are not designated as hedges. As of December 31, 2003 and 2002, 24 and 16, respectively, of such RSATs, with notional amounts totaling $489 million and $240 million, respectively, were outstanding. The Company records both the premiums

                                 METLIFE, INC.

received on the credit default swaps over the life of the contracts and changes in their fair value in net investment gains and losses.

     The Company enters into written covered calls to generate additional investment income on the underlying assets it holds. These derivatives are not designated as hedges. The Company records the premiums received over the life of the contract and changes in fair value of such options as net investment gains and losses.

  Cash and Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  Property, Equipment, Leasehold Improvements and Computer Software

     Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization.
Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets. The estimated life for company occupied real estate property is generally 40 years. Estimated lives range from five to ten years for leasehold improvements and three to five years for all other property and equipment. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $527 million and $428 million at December 31, 2003 and 2002, respectively. Related depreciation and amortization expense was $119 million, $85 million and $99 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a three-year period using the straight-line method. Accumulated amortization of capitalized software was $432 million and $317 million at December 31, 2003 and 2002, respectively. Related amortization expense was $150 million, $155 million and $110 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  Deferred Policy Acquisition Costs

     The costs of acquiring new and renewal insurance business that vary with, and are primarily related to, the production of that business are deferred. Such costs, which consist principally of commissions, agency and policy issue expenses, are amortized with interest over the expected life of the contract for participating traditional life, universal life and investment-type products. Generally, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges. Interest rates are based on rates in effect at the inception or acquisition of the contracts.

     Actual gross margins or profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the amortization of DAC. This practice assumes that the expectation for long-term equity investment appreciation is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. Management periodically updates these estimates and evaluates the recoverability of DAC. When appropriate, management revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is reestimated and adjusted by a cumulative charge or credit to current operations.

     DAC for non-participating traditional life, non-medical health and annuity policies with life contingencies is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts.

                                 METLIFE, INC.

Deviations from estimated experience are included in operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

     Policy acquisition costs related to internally replaced contracts are expensed at the date of replacement.

     DAC for property and casualty insurance contracts, which is primarily comprised of commissions and certain underwriting expenses, are deferred and amortized on a pro rata basis over the applicable contract term or reinsurance treaty.

     VOBA, included as part of DAC, represents the present value of future profits generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration in relation to the estimated gross profits or premiums from such policies and contracts.

  Goodwill

     The excess of cost over the fair value of net assets acquired ("goodwill") is included in other assets. On January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually to determine whether a writedown of the cost of the asset is required. Impairments are recognized in operating results when the carrying amount of goodwill exceeds its implied fair value. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over a period ranging from ten to 30 years and impairments were recognized in operating results when permanent diminution in value was deemed to have occurred.

     Changes in goodwill were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------    -----    -----
                                                               (DOLLARS IN MILLIONS)
Net balance at January 1....................................  $ 750     $609     $703
Acquisitions................................................      3      166       54
Amortization................................................     --       --      (47)
Impairment Losses...........................................     --       (8)     (61)
Disposition and other.......................................   (125)     (17)     (40)
                                                              -----     ----     ----
Net balance at December 31..................................  $ 628     $750     $609
                                                              =====     ====     ====

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

                                 METLIFE, INC.

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

 Participating Business

     Participating business represented approximately 14% and 16% of the Company's life insurance in-force, and 57% and 55% of the number of life insurance policies in-force, at December 31, 2003 and 2002, respectively. Participating policies represented approximately 38% and 38%, 39% and 41%, and 43% and 45% of gross and net life insurance premiums for the years ended
December 31, 2003, 2002 and 2001, respectively. The percentages indicated are calculated excluding the business of the Reinsurance segment.

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

 Reinsurance

     The Company has reinsured certain of its life insurance and property and casualty insurance contracts with other insurance companies under various agreements. Amounts due from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reinsurance credits. DAC is reduced by amounts recovered under reinsurance contracts. Amounts received from reinsurers for policy administration are reported in other revenues.

     The Company assumes and retrocedes financial reinsurance contracts, which represent low mortality risk reinsurance treaties. These contracts are reported as deposits and are included in other assets. The amount of revenue reported on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement and is reported in other revenues.

                                 METLIFE, INC.

 Separate Accounts

     Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Investments (stated at estimated fair value) and liabilities of the separate accounts are reported separately as assets and liabilities. Deposits to separate accounts, investment income and recognized and unrealized gains and losses on the investments of the separate accounts accrue directly to contractholders and, accordingly, are not reflected in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type products fees. See "-- Application of Recent Accounting Pronouncements."

 Stock-Based Compensation

     Effective January 1, 2003, the Company accounts for stock-based compensation plans using the prospective fair value accounting method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148").

     Stock-based compensation grants prior to January 1, 2003 are accounted for using the accounting method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and Note 14 includes the pro forma disclosures required by SFAS No. 123, as amended.

 Foreign Currency

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

 Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of the assumed: (i) conversion of forward purchase contracts;
(ii) exercise of stock options, and (iii) issuance under deferred stock compensation using the treasury stock method. Under the treasury stock method, forward purchase contracts, exercise of the stock options and issuance under deferred stock compensation is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

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

 APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2003, the Company adopted EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain
Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. (See Note 2). The initial adoption of EITF 03-1, which only required additional disclosures, did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) is primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revises disclosure requirements. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost disclosed in Note 13 do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

     In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities, (ii) the accounting for sales inducements, and (iii)
separate  account   presentation   and   valuation.  SOP   03-1   is   effective

                                 METLIFE, INC.

for fiscal years beginning after December 15, 2003. As of January 1, 2004, the Company increased future policyholder benefits for various guaranteed minimum death and income benefits net of DAC and unearned revenue liability offsets under certain variable annuity and universal life contracts of approximately $40 million, net of income tax, which will be reported as a cumulative effect of a change in accounting. Industry standards and practices continue to evolve relating to the valuation of liabilities relating to these types of benefits, which may result in further adjustments to the Company's measurement of liabilities associated with such benefits in subsequent accounting periods. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders will be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Prior to adoption of SOP 03-1, the costs associated with these sales inducements have been deferred and amortized over the contingent sales inducement period. This provision of SOP 03-1 will be applied prospectively to contracts. Effective January 1, 2004, the Company reclassified $115 million of ownership in its own separate accounts from other assets to fixed maturities available-for-sale and equity securities. This reclassification will have no effect on net income or other comprehensive income. In accordance with SOP 03-1's revised definition of a separate account, effective January 1, 2004, the Company also reclassified $1,678 million of separate account assets to general account investments and $1,678 million of separate account liabilities to future policy benefits and policyholder account balances. The net cumulative effect of this reclassification was insignificant.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as a liability or, in certain circumstances, an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150, as of July 1, 2003, required the Company to reclassify $277 million of company-obligated mandatorily redeemable securities of subsidiary trusts from mezzanine equity to liabilities.

     In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 became effective on October 1, 2003 and required the Company to increase policyholder account balances by $40 million, to decrease other invested assets by $1 million and to increase DAC by $2 million. These amounts, net of income tax of $13 million, were recorded as a cumulative effect of a change in accounting. As a result of the adoption of Issue B36, the Company recognized investment gains of $9 million, net of income tax, for the three month period ended December 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS 149 and already effective, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the consolidated financial statements.

     During 2003, the Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment

                                 METLIFE, INC.

transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a variable interest entity ("VIE") and must be consolidated, in accordance with the transition rules and effective dates, if the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. In accordance with the provisions of FIN 46(r), the Company has elected to defer until March 31, 2004 the consolidation of interests in VIEs for non SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated.

     Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements. See Note 12.

     Effective January 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"), which provides guidance on how to apply the fair value method of accounting and use the prospective transition method for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005. See Note 14.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring ("EITF 94-3"). The Company's activities subject to this guidance in 2003 were not significant.

     Effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The adoption of SFAS 145 did not have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superseding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting

                                 METLIFE, INC.

provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144 (i) broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); (ii) requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and (iii) retains the basic provisions of (a) APB 30 regarding the presentation of discontinued operations in the statements of income, (b) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (c) SFAS 121 relating to the measurement of long-lived assets classified as held-for-sale. Adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements other than the presentation as discontinued operations of net investment income and net investment gains related to operations of real estate on which the Company initiated disposition activities subsequent to January 1, 2002 and the classification of such real estate as held-for-sale on the consolidated balance sheets. See Note 20.

     Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS 142 eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. Amortization of goodwill, prior to the adoption of SFAS 142 was $47 million for the year ended December 31, 2001. Amortization of other intangible assets was not material for the years ended December 31, 2003, 2002 and 2001. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets in the third quarter of 2002 and recorded a $5 million charge to earnings relating to the impairment of certain goodwill assets as a cumulative effect of a change in accounting. There was no impairment of identified intangible assets or significant reclassifications between goodwill and other intangible assets at January 1, 2002.

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

                                 METLIFE, INC.

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

2.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES

     Fixed maturities and equity securities at December 31, 2003 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   ----------------   ESTIMATED
                                                   COST        GAIN     LOSS    FAIR VALUE
                                                 ---------   --------   -----   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. corporate securities.................  $ 56,757    $ 3,886    $252     $ 60,391
     Mortgage-backed securities................    30,836        720     102       31,454
     Foreign corporate securities..............    21,727      2,194      79       23,842
     U.S treasuries/agencies...................    14,707      1,264      26       15,945
     Asset-backed securities...................    11,736        187      60       11,863
     Commercial mortgage-backed................    10,523        530      22       11,031
     securities Foreign government
       securities..............................     7,789      1,003      28        8,764
     States and political subdivisions.........     3,155        209      15        3,349
     Other fixed income assets.................       492        167      83          576
                                                 --------    -------    ----     --------
          Total bonds..........................   157,722     10,160     667      167,215
  Redeemable preferred stocks..................       611          2      76          537
                                                 --------    -------    ----     --------
          Total fixed maturities...............  $158,333    $10,162    $743     $167,752
                                                 ========    =======    ====     ========
Equity Securities:
  Common stocks................................  $    620    $   334    $  2     $    952
  Nonredeemable preferred stocks...............       602         48       4          646
                                                 --------    -------    ----     --------
          Total equity securities..............  $  1,222    $   382    $  6     $  1,598
                                                 ========    =======    ====     ========

                                 METLIFE, INC.

     Fixed maturities and equity securities at December 31, 2002 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   -----------------   ESTIMATED
                                                   COST       GAIN      LOSS     FAIR VALUE
                                                 ---------   -------   -------   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. corporate securities.................  $ 47,021    $3,193    $  957     $ 49,257
     Mortgage-backed securities................    26,966     1,076        16       28,026
     Foreign corporate securities..............    18,001     1,435       207       19,229
     U.S treasuries/agencies...................    14,373     1,565         4       15,934
     Asset-backed securities...................     9,483       228       208        9,503
     Commercial mortgage-backed................     6,290       573         6        6,857
     securities Foreign government
       securities..............................     7,012       636        52        7,596
     States and political subdivisions.........     2,580       182        20        2,742
     Other fixed income assets.................       609       191       103          697
                                                 --------    ------    ------     --------
          Total bonds..........................   132,335     9,079     1,573      139,841
  Redeemable preferred stocks..................       564        --       117          447
                                                 --------    ------    ------     --------
          Total fixed maturities...............  $132,899    $9,079    $1,690     $140,288
                                                 ========    ======    ======     ========
Equity Securities:
  Common stocks................................  $    877    $  115    $   79     $    913
  Nonredeemable preferred stocks...............       679        25         4          700
                                                 --------    ------    ------     --------
          Total equity securities..............  $  1,556    $  140    $   83     $  1,613
                                                 ========    ======    ======     ========

     The Company held foreign currency derivatives with notional amounts of $4,273 million and $2,371 million to hedge the exchange rate risk associated with foreign bonds and loans at December 31, 2003 and 2002, respectively.

     The Company held fixed maturities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $12,825 million and $11,619 million at December 31, 2003 and 2002, respectively. These securities had a net unrealized gain of $888 million and a loss of $422 million at December 31, 2003 and 2002, respectively. Non-income producing fixed maturities were $371 million and $479 million at December 31, 2003 and 2002, respectively.

                                 METLIFE, INC.

     The cost or amortized cost and estimated fair value of bonds at December 31, 2003, by contractual maturity date (excluding scheduled sinking funds), are shown below:

                                                               COST OR
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                              (DOLLARS IN MILLIONS)
Due in one year or less.....................................  $  5,381     $  5,542
Due after one year through five years.......................    30,893       32,431
Due after five years through ten years......................    29,342       31,830
Due after ten years.........................................    39,011       43,064
                                                              --------     --------
     Subtotal...............................................   104,627      112,867
Mortgage-backed and other asset-backed securities...........    53,095       54,348
                                                              --------     --------
     Subtotal...............................................   157,722      167,215
Redeemable preferred stock..................................       611          537
                                                              --------     --------
     Total fixed maturities.................................  $158,333     $167,752
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

     Sales  of   fixed   maturities   and  equity   securities   classified   as
available-for-sale were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
Proceeds.............................................  $ 54,801   $ 37,427   $ 28,105
Gross investment gains...............................  $    498   $  1,661   $    646
Gross investment losses..............................  $   (500)  $   (979)  $   (948)

     Gross investment losses above exclude writedowns recorded during 2003, 2002 and 2001 for other-than-temporarily impaired available-for-sale fixed maturities and equity securities of $355 million, $1,375 million and $278 million, respectively.

     Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

                                 METLIFE, INC.

     The following table shows the estimated fair values and gross unrealized losses of the Company's fixed maturities, aggregated by sector and length of time that the securities have been in a continuous unrealized loss position at December 31, 2003:

                                                            EQUAL TO OR GREATER
                                   LESS THAN 12 MONTHS         THAN 12 MONTHS               TOTAL
                                  ----------------------   ----------------------   ----------------------
                                  ESTIMATED     GROSS      ESTIMATED     GROSS      ESTIMATED     GROSS
                                    FAIR      UNREALIZED     FAIR      UNREALIZED     FAIR      UNREALIZED
                                    VALUE        LOSS        VALUE        LOSS        VALUE        LOSS
                                  ---------   ----------   ---------   ----------   ---------   ----------
                                                           (DOLLARS IN MILLIONS)
U.S. corporate securities.......   $ 7,214       $152       $1,056        $100       $ 8,270       $252
Mortgage-backed securities......     8,372         98           27           4         8,399        102
Foreign corporate securities....     2,583         65          355          14         2,938         79
U.S treasuries/agencies.........     3,697         26           --          --         3,697         26
Asset-backed securities.........     2,555         34          861          26         3,416         60
Commercial mortgage-backed
  securities....................     2,449         20          282           2         2,731         22
Foreign government securities...       331         28            2          --           333         28
States and political
  subdivisions..................       389         12           38           3           427         15
Other fixed income assets.......       130         73           40          10           170         83
                                   -------       ----       ------        ----       -------       ----
     Total bonds................    27,720        508        2,661         159        30,381        667
Redeemable preferred stocks.....       222         62          278          14           500         76
                                   -------       ----       ------        ----       -------       ----
     Total fixed maturities.....   $27,942       $570       $2,939        $173       $30,881       $743
                                   =======       ====       ======        ====       =======       ====

     At December 31, 2003, the Company had gross unrealized losses of $6 million from equity securities that had been in an unrealized loss position for less than twelve months. The amount of unrealized losses from equity securities that had been in an unrealized loss position for twelve months or greater is less than $1 million at December 31, 2003. The fair value of those equity securities that had been in an unrealized loss position for less than twelve months and for twelve months or greater at December 31, 2003, is $53 million and $22 million, respectively.

  SECURITIES LENDING PROGRAM

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $25,121 million and $16,196 million and an estimated fair value of $26,387 million and $17,625 million were on loan under the program at December 31, 2003 and 2002, respectively. The Company was liable for cash collateral under its control of $27,083 million and $17,862 million at December 31, 2003 and 2002, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

     ASSETS ON DEPOSIT AND HELD IN TRUST

     The Company had investment assets on deposit with regulatory agencies with a fair market value of $1,353 million and $975 million at December 31, 2003 and 2002, respectively. Company securities held in trust to satisfy collateral requirements had an amortized cost of $2,276 million and $1,949 million at December 31, 2003 and 2002, respectively.

                                 METLIFE, INC.

     MORTGAGE LOANS ON REAL ESTATE

     Mortgage loans on real estate were categorized as follows:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                         2003                2002
                                                   -----------------   -----------------
                                                   AMOUNT    PERCENT   AMOUNT    PERCENT
                                                   -------   -------   -------   -------
                                                           (DOLLARS IN MILLIONS)
Commercial mortgage loans........................  $20,422      78%    $19,671      78%
Agricultural mortgage loans......................    5,333      20       5,152      20
Residential mortgage loans.......................      623       2         389       2
                                                   -------     ---     -------     ---
     Total.......................................   26,378     100%     25,212     100%
                                                               ===                 ===
Less: Valuation allowances.......................      129                 126
                                                   -------             -------
     Mortgage loans..............................  $26,249             $25,086
                                                   =======             =======

     Mortgage loans on real estate are collateralized by properties primarily located throughout the United States. At December 31, 2003, approximately 21%, 7% and 7% of the properties were located in California, New York and Florida, respectively. Generally, the Company (as the lender) requires that a minimum of one-fourth of the purchase price of the underlying real estate be paid by the borrower.

     Certain of the Company's real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $639 million and $620 million at December 31, 2003 and 2002, respectively.

     Changes in mortgage loan valuation allowances were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance at January 1........................................   $126      $144      $ 83
Additions...................................................     52        41       106
Deductions..................................................    (49)      (59)      (45)
                                                               ----      ----      ----
Balance at December 31......................................   $129      $126      $144
                                                               ====      ====      ====

     A portion of the Company's mortgage loans on real estate was impaired and consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2003          2002
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Impaired mortgage loans with valuation allowances...........   $296          $627
Impaired mortgage loans without valuation allowances........    165           261
                                                               ----          ----
     Total..................................................    461           888
Less: Valuation allowances on impaired mortgages............     62           125
                                                               ----          ----
     Impaired mortgage loans................................   $399          $763
                                                               ====          ====

     The average investment in impaired mortgage loans on real estate was $652 million, $1,088 million and $947 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income on impaired mortgage loans was $58 million, $91 million and $103 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                                 METLIFE, INC.

     The investment in restructured mortgage loans on real estate was $191 million and $414 million at December 31, 2003 and 2002, respectively. Interest income of $19 million, $44 million and $76 million was recognized on restructured loans for the years ended December 31, 2003, 2002 and 2001, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to $24 million, $41 million and $60 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Mortgage loans on real estate with scheduled payments of 60 days (90 days for agriculture mortgages) or more past due or in foreclosure had an amortized cost of $51 million and $40 million at December 31, 2003 and 2002, respectively.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     Real estate and real estate joint ventures consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Real estate and real estate joint ventures
  held-for-investment.......................................   $4,997       $4,197
Impairments.................................................     (283)        (271)
                                                               ------       ------
     Total..................................................    4,714        3,926
                                                               ------       ------
Real estate held-for-sale...................................      101          815
Impairments.................................................       --           (5)
Valuation allowance.........................................      (12)         (11)
                                                               ------       ------
     Total..................................................       89          799
                                                               ------       ------
       Real estate and real estate joint ventures...........   $4,803       $4,725
                                                               ======       ======

     Accumulated depreciation on real estate was $1,955 million and $1,951 million at December 31, 2003 and 2002, respectively. The related depreciation expense was $183 million, $227 million and $220 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts include $15 million, $66 million and $93 million of depreciation expense related to discontinued operations for the years ended December 31, 2003, 2002 and 2001, respectively.

     Real estate and real estate joint ventures were categorized as follows:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2003               2002
                                                     ----------------   ----------------
                                                     AMOUNT   PERCENT   AMOUNT   PERCENT
                                                     ------   -------   ------   -------
                                                            (DOLLARS IN MILLIONS)
Office.............................................  $2,775      58%    $2,733      58%
Retail.............................................     667      14        699      15
Apartments.........................................     861      18        835      18
Land...............................................      81       2         87       2
Agriculture........................................       1       -          7       -
Other..............................................     418       8        364       7
                                                     ------     ---     ------     ---
     Total.........................................  $4,803     100%    $4,725     100%
                                                     ======     ===     ======     ===

                                 METLIFE, INC.

     The Company's real estate holdings are primarily located throughout the United States. At December 31, 2003, approximately 28%, 17% and 16% of the Company's real estate holdings were located in New York, California and Illinois, respectively.

     Changes in real estate and real estate joint ventures held-for-sale valuation allowance were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance at January 1........................................   $ 11      $ 35      $ 39
Additions charged to investment income......................     17        21        16
Deductions for writedowns and dispositions..................    (16)      (45)      (20)
                                                               ----      ----      ----
Balance at December 31......................................   $ 12      $ 11      $ 35
                                                               ====      ====      ====

     Investment income related to impaired real estate and real estate joint ventures held-for-investment was $35 million, $48 million and $34 million for the years ended December 31, 2003, 2002 and 2001, respectively. There was no investment income related to impaired real estate and real estate joint ventures held-for-sale for the year ended December 31, 2003. Investment income related to impaired real estate and real estate joint ventures held-for-sale was $3 million and $19 million for the years ended December 31, 2002 and 2001, respectively. The carrying value of non-income producing real estate and real estate joint ventures was $77 million and $63 million at December 31, 2003 and 2002, respectively.

     The Company owned real estate acquired in satisfaction of debt of $3 million and $10 million at December 31, 2003 and 2002, respectively.

  LEVERAGED LEASES

     Leveraged leases, included in other invested assets, consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Investment..................................................   $  974       $  985
Estimated residual values...................................      386          428
                                                               ------       ------
     Total..................................................    1,360        1,413
Unearned income.............................................     (380)        (368)
                                                               ------       ------
     Leveraged leases.......................................   $  980       $1,045
                                                               ======       ======

     The investment amounts set forth above are generally due in monthly installments. The payment periods generally range from one to 15 years, but in certain circumstances are as long as 30 years. These receivables are generally collateralized by the related property. The Company's deferred tax liability related to leveraged leases was $870 million and $981 million at December 31, 2003 and 2002, respectively.

                                 METLIFE, INC.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Fixed maturities........................................  $ 8,817   $ 8,367   $ 8,562
Equity securities.......................................       31        43        62
Mortgage loans on real estate...........................    1,903     1,883     1,848
Real estate and real estate joint ventures(1)...........      982       971       845
Policy loans............................................      554       543       536
Other limited partnership interests.....................       75        57        48
Cash, cash equivalents and short-term investments.......      171       252       279
Other...................................................      206       185       225
                                                          -------   -------   -------
     Total..............................................   12,739    12,301    12,405
Less: Investment expenses(1)............................    1,103     1,040     1,218
                                                          -------   -------   -------
     Net investment income..............................  $11,636   $11,261   $11,187
                                                          =======   =======   =======

---------------

(1) Excludes  amounts  related  to   real  estate  held-for-sale  presented   as
    discontinued operations in accordance with SFAS 144.

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses), including changes in valuation allowances, and related policyholder amounts were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Fixed maturities............................................  $(398)   $(917)   $(645)
Equity securities...........................................     41      224       65
Mortgage loans on real estate...............................    (56)     (22)     (91)
Real estate and real estate joint ventures(1)...............     19       (6)      (4)
Other limited partnership interests.........................    (84)      (2)    (161)
Sales of businesses.........................................     --       --       25
Derivatives(2)..............................................   (134)    (140)     124
Other.......................................................     39      (33)     (26)
                                                              -----    -----    -----
     Total..................................................   (573)    (896)    (713)
Amounts allocated from:
  Deferred policy acquisition costs.........................     31       (5)     (25)
  Participating contracts...................................     40       (7)      --
  Policyholder dividend obligation..........................    144      157      159
                                                              -----    -----    -----
          Total net investment gains (losses)...............  $(358)   $(751)   $(579)
                                                              =====    =====    =====

                                 METLIFE, INC.

---------------

(1) The amounts presented exclude amounts related to sales of real estate held-for-sale presented as discontinued operations in accordance with SFAS 144.

(2) The amounts presented include scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133.

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

  NET UNREALIZED INVESTMENT GAINS

     The components of net unrealized investment gains, included in accumulated other comprehensive income, were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Fixed maturities........................................  $ 9,204   $ 7,360   $ 3,097
Equity securities.......................................      376        57       617
Derivatives.............................................     (427)      (24)       71
Other invested assets...................................      (33)       16        59
                                                          -------   -------   -------
     Total..............................................    9,120     7,409     3,844
                                                          -------   -------   -------
Amounts allocated from:
  Future policy benefit loss recognition................   (1,482)   (1,269)      (30)
  Deferred policy acquisition costs.....................     (674)     (559)      (21)
  Participating contracts...............................     (183)     (153)     (127)
  Policyholder dividend obligation......................   (2,130)   (1,882)     (708)
Deferred income taxes...................................   (1,679)   (1,264)   (1,079)
                                                          -------   -------   -------
     Total..............................................   (6,148)   (5,127)   (1,965)
                                                          -------   -------   -------
          Net unrealized investment gains...............  $ 2,972   $ 2,282   $ 1,879
                                                          =======   =======   =======

                                 METLIFE, INC.

     The changes in net unrealized investment gains were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2003     2002      2001
                                                            ------   -------   ------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1......................................  $2,282   $ 1,879   $1,175
Unrealized investment gains (losses) during the year......   1,711     3,565    1,365
Unrealized investment gains (losses) relating to:
  Future policy benefit gains (losses) recognition........    (213)   (1,239)     254
  Deferred policy acquisition costs.......................    (115)     (538)    (140)
  Participating contracts.................................     (30)      (26)       6
  Policyholder dividend obligation........................    (248)   (1,174)    (323)
Deferred income taxes.....................................    (415)     (185)    (458)
                                                            ------   -------   ------
Balance at December 31....................................  $2,972   $ 2,282   $1,879
                                                            ======   =======   ======
Net change in unrealized investment gains.................  $  690   $   403   $  704
                                                            ======   =======   ======

  STRUCTURED INVESTMENT TRANSACTIONS

     The Company securitizes high yield debt securities, investment grade bonds and structured finance securities. The Company has sponsored four securitizations with a total of approximately $1,431 million in financial assets as of December 31, 2003. The Company's beneficial interests in these SPEs as of December 31, 2003 and 2002 and the related investment income for the years ended December 31, 2003, 2002 and 2001 were insignificant.

     The Company also invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $880 million and $870 million at December 31, 2003 and 2002, respectively. The related income recognized was $78 million, $1 million and $44 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  VARIABLE INTEREST ENTITIES

     As discussed in Note 1, the Company has adopted the provisions of FIN 46 and FIN 46(r). At December 31, 2003, FIN 46(r) did not require the Company to consolidate any additional VIEs that were not previously consolidated.

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which will be consolidated in the

                                 METLIFE, INC.

Company's financial statements beginning March 31, 2004, and (ii) it holds significant valuable interests but it is not the primary beneficiary and which will not be consolidated:

                                                                       DECEMBER 31, 2003
                                                       -------------------------------------------------
                                                       PRIMARY BENEFICIARY(1)    NOT PRIMARY BENEFICIARY
                                                       -----------------------   -----------------------
                                                                      MAXIMUM                   MAXIMUM
                                                                     EXPOSURE                  EXPOSURE
                                                          TOTAL         TO          TOTAL         TO
                                                        ASSETS(2)     LOSS(3)     ASSETS(2)     LOSS(3)
                                                       -----------   ---------   -----------   ---------
                                                                     (DOLLARS IN MILLIONS)
SPES:
Asset-backed securitizations and Collateralized debt
  obligations........................................     $ --         $ --         $2,400        $20
NON-SPES:
Real estate joint ventures(4)........................      617          238             42         59
Other limited partnerships(5)........................       29           27            459         10
                                                          ----         ----         ------        ---
Total................................................     $646         $265         $2,901        $89
                                                          ====         ====         ======        ===

---------------

(1) Had the Company consolidated these VIEs at December 31, 2003, the transition adjustments would have been $10 million, net of income tax.

(2) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of December 31, 2003. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(3) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures and other limited partnerships is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(4) Real estate joint ventures include partnerships and other ventures, which engage in the acquisition, development, management and disposal of real estate investments.

(5) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for federal tax credits.

                                 METLIFE, INC.

3.  DERIVATIVE FINANCIAL INSTRUMENTS

     The table below provides a summary of notional amount and fair value of derivative financial instruments held at December 31, 2003 and 2002:

                                              2003                              2002
                                 -------------------------------   -------------------------------
                                               CURRENT MARKET                    CURRENT MARKET
                                               OR FAIR VALUE                     OR FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                     (DOLLARS IN MILLIONS)
Financial futures..............  $ 1,348     $  8       $ 30       $     4     $ --       $ --
Interest rate swaps............    9,944      189         36         3,866      196        126
Floors.........................      325        5         --           325        9         --
Caps...........................    9,345       29         --         8,040       --         --
Financial forwards.............    1,310        2          3         1,945       --         12
Foreign currency swaps.........    4,710        9        796         2,371       92        181
Options........................    6,065        7         --         6,472        9         --
Foreign currency forwards......      695        5         32            54       --          1
Credit default swaps...........      615        2          1           376        2         --
                                 -------     ----       ----       -------     ----       ----
     Total contractual
       commitments.............  $34,357     $256       $898       $23,453     $308       $320
                                 =======     ====       ====       =======     ====       ====

     The following is a reconciliation of the notional amounts by derivative type and strategy at December 31, 2003 and 2002:

                                DECEMBER 31, 2002               TERMINATIONS/   DECEMBER 31, 2003
                                 NOTIONAL AMOUNT    ADDITIONS    MATURITIES      NOTIONAL AMOUNT
                                -----------------   ---------   -------------   -----------------
                                                      (DOLLARS IN MILLIONS)
BY DERIVATIVE TYPE
Financial futures.............       $     4         $ 2,208       $  864            $ 1,348
Interest rate swaps...........         3,866           8,063        1,985              9,944
Floors........................           325              --           --                325
Caps..........................         8,040           3,000        1,695              9,345
Financial forwards............         1,945           1,310        1,945              1,310
Foreign currency swaps........         2,371           2,534          195              4,710
Options.......................         6,472              --          407              6,065
Foreign currency forwards.....            54             663           22                695
Written covered calls.........            --           1,178        1,178                 --
Credit default swaps..........           376             284           45                615
                                     -------         -------       ------            -------
     Total contractual
       commitments............       $23,453         $19,240       $8,336            $34,357
                                     =======         =======       ======            =======
BY DERIVATIVE STRATEGY
Liability hedging.............       $ 8,954         $ 5,386       $1,952            $12,388
Invested asset hedging........         5,411           7,295        1,823             10,883
Portfolio hedging.............         9,028           2,443        4,539              6,932
Firm commitments and
  forecasted transactions.....            60           3,589           22              3,627
Hedging net investments in
  foreign operations..........            --             527           --                527
                                     -------         -------       ------            -------
     Total contractual
       commitments............       $23,453         $19,240       $8,336            $34,357
                                     =======         =======       ======            =======

                                 METLIFE, INC.

     The following table presents the notional amounts of derivative financial instruments by maturity at December 31, 2003:

                                                            REMAINING LIFE
                             -----------------------------------------------------------------------------
                             ONE YEAR     AFTER ONE YEAR     AFTER FIVE YEARS
                             OR LESS    THROUGH FIVE YEARS   THROUGH TEN YEARS   AFTER TEN YEARS    TOTAL
                             --------   ------------------   -----------------   ---------------   -------
                                                (DOLLARS IN MILLIONS)
Financial futures..........  $ 1,348         $    --              $   --             $   --        $ 1,348
Interest rate swaps........      242           6,343               1,693              1,666          9,944
Floors.....................       --              --                 325                 --            325
Caps.......................    3,150           6,195                  --                 --          9,345
Financial forwards.........    1,310              --                  --                 --          1,310
Foreign currency swaps.....      327           1,676               2,271                436          4,710
Options....................    4,163           1,901                  --                  1          6,065
Foreign currency
  forwards.................      695              --                  --                 --            695
Written covered calls......       --              --                  --                 --             --
Credit default swaps.......      189             426                  --                 --            615
                             -------         -------              ------             ------        -------
     Total contractual
       commitments.........  $11,424         $16,541              $4,289             $2,103        $34,357
                             =======         =======              ======             ======        =======

     The following table presents the notional amounts and fair values of derivatives by type of hedge designation at December 31, 2003 and 2002:

                                              2003                              2002
                                 -------------------------------   -------------------------------
                                                 FAIR VALUE                        FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                     (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value.....................  $ 4,027     $ 27       $297       $   420     $ --       $ 64
Cash flow......................   13,173       59        449         3,520       69         73
Foreign operations                   527       --         10            --       --         --
Non qualifying.................   16,630      170        142        19,513      239        183
                                 -------     ----       ----       -------     ----       ----
     Total.....................  $34,357     $256       $898       $23,453     $308       $320
                                 =======     ====       ====       =======     ====       ====

     The Company recognized net investment expense of $63 million and net investment income of $9 million and $9 million, from the periodic settlement of interest rate caps and interest rate, foreign currency and credit default swaps that qualify as accounting hedges under SFAS No. 133, as amended, for the years ended December 31, 2003, 2002 and 2001, respectively.

     During the years ended December 31 2003 and 2002, the Company recognized $191 million and $30 million, respectively, in net investment losses related to qualifying fair value hedging instruments. Accordingly, $159 million and $34 million of net unrealized gains on fair value hedged investments were recognized in net investment gains and losses during the years ended December 31, 2003 and 2002, respectively. There were no discontinued fair value hedges during the years ended December 31, 2003 or 2002. There were no derivatives designated as fair value hedges during the year ended December 31, 2001.

     For the years ended December 31, 2003 and 2002, the net amounts accumulated in other comprehensive income relating to cash flow hedges were losses of $417 million and $24 million, respectively. For the years ended December 31, 2003 and 2002, the market value of cash flow hedges decreased by $456 million and

                                 METLIFE, INC.

$145 million, respectively. During the years ended December 31, 2003 and 2002, the Company recognized other comprehensive net losses of $387 million and $142 million, respectively, relating to the effective portion of cash flow hedges. During the year ended December 31, 2003, other comprehensive expense of $2 million was reclassified to net investment income. During the year ended December 31, 2002 other comprehensive losses of $57 million were reclassified to net investment losses. During the year ended December 31, 2003, insignificant amounts were recognized in net investment losses related to discontinued cash flow hedges. During the years ended December 31, 2002 and 2001, no cash flow hedges were discontinued. For the years ended December 31, 2003, 2002 and 2001, $8 million, $10 million and $19 million of other comprehensive income was reclassified to net investment income, respectively, related to the SFAS 133 transition adjustment.

     Approximately $2 million of net investment expense and $40 million of net losses reported in accumulated other comprehensive income at December 31, 2003 are expected to be reclassified during the year ending December 31, 2004 into net investment income and net investment loss, respectively, as the derivatives and underlying investments mature or expire according to their original terms.

     For the years ended December 31, 2003, 2002 and 2001, the Company recognized as net investment gains, the scheduled periodic settlement payments on derivative instruments of $84 million, $32 million and $24 million, respectively, and net investment losses from changes in fair value of $218 million and $172 million and net investment gains of $100 million, respectively, related to derivatives not qualifying as accounting hedges.

     The Company uses forward exchange contracts that provide an economic hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the year ended December 31, 2003, the Company experienced net unrealized foreign currency losses of $10 million related to hedges of its net investments in foreign operations. These unrealized losses were recorded as components of accumulated other comprehensive income.

                                 METLIFE, INC.

4.  INSURANCE

  DEFERRED POLICY ACQUISITION COSTS

     Information regarding VOBA and DAC for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                      DEFERRED
                                                          VALUE OF     POLICY
                                                          BUSINESS   ACQUISITION
                                                          ACQUIRED      COSTS       TOTAL
                                                          --------   -----------   -------
                                                               (DOLLARS IN MILLIONS)
Balance at December 31, 2000............................   $1,674      $ 8,944     $10,618
Capitalizations.........................................       --        2,039       2,039
Acquisitions............................................      124           --         124
                                                           ------      -------     -------
     Total..............................................    1,798       10,983      12,781
                                                           ------      -------     -------
Amortization allocated to:
  Net investment gains (losses).........................      (15)          40          25
  Unrealized investment gains (losses)..................        8          132         140
  Other expenses........................................      126        1,287       1,413
                                                           ------      -------     -------
     Total amortization.................................      119        1,459       1,578
                                                           ------      -------     -------
Dispositions and other..................................       (1)         (35)        (36)
                                                           ------      -------     -------
Balance at December 31, 2001............................    1,678        9,489      11,167
Capitalizations.........................................                 2,340       2,340
Acquisitions............................................      369           --         369
                                                           ------      -------     -------
     Total..............................................    2,047       11,829      13,876
                                                           ------      -------     -------
Amortization allocated to:
  Net investment gains (losses).........................       16          (11)          5
  Unrealized investment gains (losses)..................      154          384         538
  Other expenses........................................      132        1,507       1,639
                                                           ------      -------     -------
     Total amortization.................................      302        1,880       2,182
                                                           ------      -------     -------
Dispositions and other..................................       (6)          39          33
                                                           ------      -------     -------
Balance at December 31, 2002............................    1,739        9,988      11,727
Capitalizations.........................................       --        2,792       2,792
Acquisitions............................................       40          218         258
                                                           ------      -------     -------
     Total..............................................    1,779       12,998      14,777
                                                           ------      -------     -------
Amortization allocated to:
  Net investment gains (losses).........................       (7)         (24)        (31)
  Unrealized investment gains (losses)..................      (31)         146         115
  Other expenses........................................      162        1,656       1,818
                                                           ------      -------     -------
     Total amortization.................................      124        1,778       1,902
                                                           ------      -------     -------
Dispositions and other..................................        2           66          68
                                                           ------      -------     -------
Balance at December 31, 2003............................   $1,657      $11,286     $12,943
                                                           ======      =======     =======

     The estimated future amortization expense allocated to other expenses for VOBA is $135 million in 2004, $128 million in 2005, $122 million in 2006, $117 million in 2007 and $114 million in 2008.

     Amortization of VOBA and DAC is allocated to (i) investment gains and losses to provide consolidated statement of income information regarding the impact of such gains and losses on the amount of the

                                 METLIFE, INC.

amortization, (ii) unrealized investment gains and losses to provide information regarding the amount that would have been amortized if such gains and losses had been recognized, and (iii) other expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

     Investment gains and losses related to certain products have a direct impact on the amortization of VOBA and DAC. Presenting investment gains and losses net of related amortization of VOBA and DAC provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

  FUTURE POLICY BENEFITS AND POLICYHOLDER ACCOUNT BALANCES

     Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the nonforfeiture interest rate, ranging from 3% to 11%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts), (ii) the liability for terminal dividends, and (iii) premium deficiency reserves, which are established when the liabilities for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future policy benefits and expenses after DAC is written off.

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

  SEPARATE ACCOUNTS

     Separate accounts include two categories of account types: non-guaranteed separate accounts totaling $59,278 million and $44,470 million at December 31, 2003 and 2002, respectively, for which the policyholder assumes the investment risk, and guaranteed separate accounts totaling $16,478 million and $15,223 million at December 31, 2003 and 2002, respectively, for which the Company contractually guarantees either a minimum return or account value to the policyholder.

     Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues as universal life and investment-type product policy fees and totaled $626 million, $542 million and $559 million for the years ended December 31, 2003, 2002 and 2001, respectively. Guaranteed separate accounts consisted primarily of Met Managed Guaranteed Interest Contracts and participating close-out contracts. The average interest rates credited on

                                 METLIFE, INC.

these contracts were 4.5% and 4.8% at December 31, 2003 and 2002, respectively. The assets that support these liabilities were comprised of $13,513 million and $12,984 million in fixed maturities at December 31, 2003 and 2002, respectively.

5.  REINSURANCE

     The Company's life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and to provide additional capacity for future growth. The Company currently reinsures up to 90% of the mortality risk for all new individual life insurance policies that it writes through its various franchises. This practice was initiated by different franchises for different products starting at various points in time between 1992 and 2000. Risks in excess of $25 million on single life policies and $30 million on survivorship policies are 100% coinsured. In addition, in 1998, the Company reinsured substantially all of the mortality risk on its universal life policies issued since 1983. RGA retains a maximum of $6 million of coverage per individual life with respect to its assumed reinsurance business. The Company reinsures its business through a diversified group of reinsurers. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks of specific characteristics. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

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

     See  Note 12 for  information regarding certain  excess of loss reinsurance
agreements  providing  coverage  for  risks  associated  primarily  with   sales
practices claims.

     The amounts in the consolidated statements of income are presented net of reinsurance ceded. The effects of reinsurance were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Direct premiums.........................................  $19,396   $18,439   $16,332
Reinsurance assumed.....................................    3,706     2,993     2,907
Reinsurance ceded.......................................   (2,429)   (2,355)   (2,027)
                                                          -------   -------   -------
Net premiums............................................  $20,673   $19,077   $17,212
                                                          =======   =======   =======
Reinsurance recoveries netted against policyholder
  benefits..............................................  $ 2,417   $ 2,886   $ 2,255
                                                          =======   =======   =======

     Reinsurance recoverables, included in premiums and other receivables, were $4,014 million and $3,918 million at December 31, 2003 and 2002, respectively, including $1,341 million and $1,348 million, respectively, relating to reinsurance of long-term guaranteed interest contracts and structured settlement lump sum contracts accounted for as a financing transaction. Reinsurance and ceded commissions payables, included in other liabilities, were $106 million and $79 million at December 31, 2003 and 2002, respectively.

                                 METLIFE, INC.

     The following table provides an analysis of the activity in the liability for benefits relating to property and casualty, group accident and non-medical health policies and contracts:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1.......................................  $4,885   $4,597   $4,226
  Reinsurance recoverables.................................    (498)    (457)    (410)
                                                             ------   ------   ------
Net balance at January 1...................................   4,387    4,140    3,816
                                                             ------   ------   ------
Incurred related to:
  Current year.............................................   4,483    4,219    4,182
  Prior years..............................................      45      (81)     (84)
                                                             ------   ------   ------
                                                              4,528    4,138    4,098
                                                             ------   ------   ------
Paid related to:
  Current year.............................................  (2,676)  (2,559)  (2,538)
  Prior years..............................................  (1,352)  (1,332)  (1,236)
                                                             ------   ------   ------
                                                             (4,028)  (3,891)  (3,774)
                                                             ------   ------   ------
Net Balance at December 31.................................   4,887    4,387    4,140
  Add: Reinsurance recoverables............................     525      498      457
                                                             ------   ------   ------
Balance at December 31.....................................  $5,412   $4,885   $4,597
                                                             ======   ======   ======

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

                                 METLIFE, INC.

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

                                 METLIFE, INC.

     Closed block liabilities and assets designated to the closed block are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................   $41,928     $41,207
Other policyholder funds....................................       260         279
Policyholder dividends payable..............................       682         719
Policyholder dividend obligation............................     2,130       1,882
Payables under securities loaned transactions...............     6,418       4,851
Other liabilities...........................................       180         433
                                                               -------     -------
     Total closed block liabilities.........................    51,598      49,371
                                                               -------     -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
     Fixed maturities available-for-sale, at fair value
      (amortized cost: $30,381 and $28,339, respectively)...    32,348      29,981
     Equity securities, at fair value (cost: $217 and $236,
      respectively).........................................       250         218
     Mortgage loans on real estate..........................     7,431       7,032
     Policy loans...........................................     4,036       3,988
     Short-term investments.................................       123          24
     Other invested assets..................................       108         604
                                                               -------     -------
          Total investments.................................    44,296      41,847
Cash and cash equivalents...................................       531         435
Accrued investment income...................................       527         540
Deferred income taxes.......................................     1,043       1,151
Premiums and other receivables..............................       164         130
                                                               -------     -------
     Total assets designated to the closed block............    46,561      44,103
                                                               -------     -------
Excess of closed block liabilities over assets designated to
  to the closed block.......................................     5,037       5,268
                                                               -------     -------
Amounts included in accumulated other comprehensive loss:
     Net unrealized investment gains net of deferred income
      tax of $730 and $577, respectively....................     1,270       1,047
     Unrealized derivative gains (losses), net of deferred
      income tax (benefit) expense of $(28) and $7,
      respectively..........................................       (48)         13
     Allocated to policyholder dividend obligation, net of
      deferred income tax benefit of ($778) and ($668),
      respectively..........................................    (1,352)     (1,214)
                                                               -------     -------
                                                                  (130)       (154)
                                                               -------     -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................   $ 4,907     $ 5,114
                                                               =======     =======

                                 METLIFE, INC.

     Information regarding the policyholder dividend obligation is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                              -------   -------   -----
                                                                (DOLLARS IN MILLIONS)
Balance at beginning of year................................  $1,882    $  708    $385
Impact on net income before amounts allocated from
  policyholder dividend obligation..........................     144       157     159
Net investment gains (losses)...............................    (144)     (157)   (159)
Change in unrealized investment and derivative gains........     248     1,174     323
                                                              ------    ------    ----
Balance at end of year......................................  $2,130    $1,882    $708
                                                              ======    ======    ====

     Closed block revenues and expenses were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $3,365   $3,551   $3,658
Net investment income and other revenues...................   2,554    2,568    2,547
Net investment gains (losses) (net of amounts allocated
  from the policyholder dividend obligation of ($144),
  ($157) and ($159), respectively).........................      16      168      (12)
                                                             ------   ------   ------
  Total revenues...........................................   5,935    6,287    6,193
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   3,660    3,770    3,862
Policyholder dividends.....................................   1,509    1,573    1,544
Change in policyholder dividend obligation (excludes
  amounts directly related to net investment gains (losses)
  of ($144), ($157) and ($159), respectively)..............     144      157      159
Other expenses.............................................     297      310      352
                                                             ------   ------   ------
  Total expenses...........................................   5,610    5,810    5,917
                                                             ------   ------   ------
Revenues net of expenses before income taxes...............     325      477      276
Income taxes...............................................     118      173       97
                                                             ------   ------   ------
Revenues net of expenses and income taxes..................  $  207   $  304   $  179
                                                             ======   ======   ======

     The change in maximum future earnings of the closed block is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Balance at end of year.....................................  $4,907   $5,114   $5,333
Less:
  Reallocation of assets...................................      --       85       --
  Balance at beginning of year.............................   5,114    5,333    5,512
                                                             ------   ------   ------
Change during year.........................................  $ (207)  $ (304)  $ (179)
                                                             ======   ======   ======

                                 METLIFE, INC.

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

     Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by hedge accounting classification at:

                                                 DECEMBER 31, 2003                 DECEMBER 31, 2002
                                          -------------------------------   -------------------------------
                                                          FAIR VALUE                        FAIR VALUE
                                          NOTIONAL   --------------------   NOTIONAL   --------------------
                                           AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                          --------   ------   -----------   --------   ------   -----------
                                                                (DOLLAR IN MILLIONS)
BY TYPE OF HEDGE
Fair value..............................    $  6     $  --        $ 1         $ --      $ --       $ --
Cash flow...............................     473        --         80          128         2         11
Non qualifying..........................      90        --         12          258        32          2
                                            ----     ------       ---         ----      ----       ----
  Total.................................    $569     $  --        $93         $386      $ 34       $ 13
                                            ====     ======       ===         ====      ====       ====

     During the years ended December 31, 2003, 2002 and 2001, the closed block recognized net investment expenses of $2 million and net investment income of $1 million and $1 million, respectively, from the periodic settlement of interest rate caps and interest rate, foreign currency and credit default swaps that qualify as accounting hedges under SFAS 133, as amended.

     During the year ended December 31, 2003, the closed block recognized $1 million in net investment losses related to qualifying fair value hedges. Accordingly, $1 million of unrealized gains on fair value hedged investments was recognized in net investment losses during the year ended December 31, 2003. There were no fair value hedges during the years ended December 31, 2002 and 2001. There were no discontinued fair value hedges during the years ended December 31, 2003, 2002 and 2001.

     For the years ended December 31, 2003 and 2002, the net amounts accumulated in other comprehensive income relating to cash flow hedges were losses of $75 million and gains of $21 million, respectively. For the years ended December 31, 2003 and 2002, the market value of cash flow hedges decreased by $106 million and increased by $4 million, respectively. During the years ended December 31, 2003 and 2002, the closed block recognized other comprehensive net losses of $93 million and other comprehensive net gains of $4 million, respectively, relating to the effective portion of cash flow hedges. During the years ended December 31, 2003, 2002 and 2001, no cash flow hedges were discontinued. For the years ended December 31, 2003 and 2002, $3 million and $4 million of other comprehensive income was reclassified to net investment income, respectively, related to the SFAS 133 transition adjustment. Amounts reclassified for the transition adjustment for the year ended December 31, 2001 were insignificant.

     Approximately $5 million of net losses reported in accumulated other comprehensive income at December 31, 2003 are expected to be reclassified during the year ending December 31, 2004 into net investment losses as the derivatives and underlying investments mature or expire according to their original terms.

     For the years ended December 31, 2003, 2002 and 2001, scheduled periodic settlement payments on derivative instruments recognized as net investment gains and losses were immaterial. Net investment losses

                                 METLIFE, INC.

from changes in fair value of $18 million and $11 million and gains of $5 million related to derivatives not qualifying as accounting hedges were recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

7.  DEBT

     Debt consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Senior notes, interest rates ranging from 3.91% to 7.25%,
  maturity dates ranging from 2005 to 2033..................   $4,256       $2,539
Surplus notes, interest rates ranging from 7.00% to 7.88%,
  maturity dates ranging from 2005 to 2025..................      940        1,632
Fixed rate notes, interest rates ranging from 1.69% to
  12.00%, maturity dates ranging from 2005 to 2009..........      110           83
Capital lease obligations...................................       74           21
Other notes with varying interest rates.....................      323          150
                                                               ------       ------
Total long-term debt........................................    5,703        4,425
Total short-term debt.......................................    3,642        1,161
                                                               ------       ------
  Total.....................................................   $9,345       $5,586
                                                               ======       ======

     The Company maintains committed and unsecured credit facilities aggregating $2,478 million ($1,000 million expiring in 2004, $1,303 million expiring in 2005 and $175 million expiring in 2006). If these facilities were drawn upon, they would bear interest at rates stated in the agreements. The facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper program. At December 31, 2003, the Company had drawn approximately $49 million under the facilities expiring in 2005 at interest rates ranging from 4.08% to 5.48% and approximately another $50 million under the facility expiring in 2006 at an interest rate of 1.69%. In April 2003, the Company replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility and the Holding Company was added as a borrower. In May 2003, the Company replaced an expiring $140 million three-year credit facility, with a $175 million three-year credit facility which expires in 2006. At December 31, 2003, the Company had approximately $828 million in letters of credit from various banks.

     Payments of interest and principal on the surplus notes, subordinated to all other indebtedness, may be made only with the prior approval of the insurance department of the state of domicile. On November 1, 2003, the Company redeemed the $300 million of 7.45% surplus notes outstanding scheduled to mature on November 1, 2023 at a redemption price of $311 million.

     The aggregate maturities of long-term debt for the Company are $134 million in 2004, $1,436 million in 2005, $662 million in 2006, $39 million in 2007, $44 million in 2008 and $3,388 million thereafter.

     Short-term debt of the Company consisted of commercial paper with a weighted average interest rate of 1.1% and a weighted average maturity of 31 days at December 31, 2003. Short-term debt of the Company consisted of commercial paper with a weighted average interest rate of 1.5% and a weighted average maturity of 74 days at December 31, 2002. The Company also has other collateralized borrowings with a weighted average coupon rate of 5.07% and a weighted average maturity of 30 days at December 31, 2003. Such securities had a weighted average coupon rate of 5.83% and a weighted average maturity of 34 days at December 31, 2002.

                                 METLIFE, INC.

     Interest expense related to the Company's indebtedness included in other expenses was $420 million, $288 million and $252 million for the years ended December 31, 2003, 2002 and 2001, respectively.

8. SHARES SUBJECT TO MANDATORY REDEMPTION AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     MetLife Capital Trust I. In connection with MetLife, Inc.'s, initial public offering in April 2000, the Holding Company and MetLife Capital Trust I (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock (the "purchase contracts") on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

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

     On May 15, 2003, the purchase contracts associated with the units were settled. In exchange for $1,006 million, the Company issued 2.97 shares of MetLife, Inc. common stock per purchase contract, or approximately 59.8 million shares of treasury stock. The excess of the Company's cost of the treasury stock ($1,662 million) over the contract price of the stock issued to the purchase contract holders ($1,006 million) was $656 million, which was recorded as a direct reduction to retained earnings.

     Interest expense on the capital securities is included in other expenses and was $10 million, $81 million and $81 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     GenAmerica Capital I. In June 1997, GenAmerica Corporation ("GenAmerica") issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. GenAmerica has fully and unconditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities any time after June 30, 2007. Capital securities outstanding were $119 million, net of unamortized discounts of $6 million, at both December 31, 2003 and 2002. Interest expense on these instruments is included in other expenses and was $11 million for each of the years ended December 31, 2003, 2002 and 2001.

     RGA Capital Trust I. In December 2001, a majority-owned subsidiary of the Company, Reinsurance Group of America Incorporated ("RGA"), through its wholly-owned trust, RGA Capital Trust I (the "Trust"), issued 4,500,000 Preferred Income Equity Redeemable Securities ("PIERS") Units. Each PIERS unit consists of (i) a preferred security issued by the Trust, having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051, and (ii) a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50. The fair market value of the warrant on the issuance date was $14.87 and is detachable from the preferred security. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The preferred securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of

                                 METLIFE, INC.

$14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The weighted average effective interest rate on the preferred securities and the subordinated debentures is 8.25% per annum. Capital securities outstanding were $158 million, net of unamortized discount of $67 million, at both December 31, 2003 and 2002.

9.  SEPTEMBER 11, 2001 TRAGEDIES

     On September 11, 2001, terrorist attacks occurred in New York, Washington, D.C. and Pennsylvania (the "tragedies") triggering a significant loss of life and property, which had an adverse impact on certain of the Company's businesses. The Company's original estimate of the total insurance losses related to the tragedies, which was recorded in the third quarter of 2001, was $208 million, net of income taxes of $117 million. As of December 31, 2003 and 2002, the Company's remaining liability for unpaid and future claims associated with the tragedies was $9 million and $47 million, respectively, principally related to disability coverages. This estimate has been and will continue to be subject to revision in subsequent periods, as claims are received from insureds and processed. Any revision to the estimate of losses in subsequent periods will affect net income in such periods.

10.  BUSINESS REALIGNMENT INITIATIVES

     During the fourth quarter of 2001, the Company implemented several business realignment initiatives, which resulted from a strategic review of operations and an ongoing commitment to reduce expenses. The impact of these actions on a segment basis were charges of $399 million in Institutional, $97 million in Individual and $3 million in Auto & Home. The liability at December 31, 2003 and 2002 was $27 million and $40 million, in the Institutional segment and $9 million and $18 million, in the Individual segment, respectively. The remaining liability is due to certain contractual obligations.

11.  INCOME TAXES

     The provision for income taxes for continuing operations was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003     2002      2001
                                                              ------   -------   ------
                                                                (DOLLARS IN MILLIONS)
Current:
  Federal...................................................   $363     $ 803     $(67)
  State and local...........................................     22       (17)      (4)
  Foreign...................................................     47        31       15
                                                               ----     -----     ----
                                                                432       817      (56)
                                                               ----     -----     ----
Deferred:
  Federal...................................................    240      (332)     247
  State and local...........................................     27        16       12
  Foreign...................................................    (12)        1        1
                                                               ----     -----     ----
                                                                255      (315)     260
                                                               ----     -----     ----
Provision for income taxes..................................   $687     $ 502     $204
                                                               ====     =====     ====

                                 METLIFE, INC.

     Reconciliations of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported for continuing operations were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                              -------   ------   ------
                                                                (DOLLARS IN MILLIONS)
Tax provision at U.S. statutory rate........................   $ 920     $572     $200
Tax effect of:
  Tax exempt investment income..............................    (118)     (87)     (82)
  State and local income taxes..............................      44       20        6
Foreign operations net of foreign income taxes..............     (81)      (1)       4
  Prior year taxes..........................................     (26)      (7)      38
  Sales of businesses.......................................      --       --        5
  Other, net................................................     (52)       5       33
                                                               -----     ----     ----
Provision for income taxes..................................   $ 687     $502     $204
                                                               =====     ====     ====

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Deferred income tax assets:
  Policyholder liabilities and receivables..................   $ 3,704     $ 3,845
  Net operating losses......................................       352         322
  Litigation related........................................        72          99
  Intangible tax asset......................................       120         199
  Other.....................................................       268         386
                                                               -------     -------
                                                                 4,516       4,851
  Less: Valuation allowance.................................        32          84
                                                               -------     -------
                                                                 4,484       4,767
                                                               -------     -------
Deferred income tax liabilities:
  Investments...............................................     1,343       1,681
  Deferred policy acquisition costs.........................     3,595       3,307
  Employee benefits.........................................       131          55
  Net unrealized investment gains...........................     1,679       1,264
  Other.....................................................       135          85
                                                               -------     -------
                                                                 6,883       6,392
                                                               -------     -------
Net deferred income tax liability...........................   $(2,399)    $(1,625)
                                                               =======     =======

     Domestic net operating loss carryforwards amount to $828 million at December 31, 2003 and will expire beginning in 2013. Foreign net operating loss carryforwards amount to $241 million at December 31, 2003 and were generated in various foreign countries with expiration periods of five years to infinity.

     The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management's assessment, based on available informa-

                                 METLIFE, INC.

tion, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2003, the Company recorded a tax benefit for the reduction of the deferred tax valuation allowance related to certain foreign net operating loss carryforwards. The 2003 tax provision also includes an adjustment revising the estimate of income taxes for 2002.

     The Internal Revenue Service has audited the Company for the years through and including 1996. The Company is being audited for the years 1997, 1998 and 1999. The Company believes that any adjustments that might be required for open years will not have a material effect on its consolidated financial statements.

12.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of December 31, 2003, there are approximately 366 sales practices lawsuits pending against Metropolitan Life, approximately 40 sales practices lawsuits pending against New England Mutual and approximately 25 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending.

                                 METLIFE, INC.

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

                                 METLIFE, INC.

     The following table sets forth the total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years:

                                                       AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         2003           2002           2001
                                                      -----------    -----------    ----------
                                                               (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year end
  (approximate).....................................    111,700        106,500        89,000
Number of new claims during the year
  (approximate).....................................     60,300         66,000        59,500
Settlement payments during the year (1).............   $   84.2       $   95.1       $  90.7

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

     Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may result in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase in the number of claims.

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

     During the fourth quarter of 2002, Metropolitan Life analyzed its claims experience and reviewed external publications and numerous variables to identify trends and assessed their impact on its recorded asbestos liability. Certain publications suggested a trend towards more asbestos-related claims and a greater awareness of asbestos litigation generally by potential plaintiffs and plaintiffs' lawyers. Plaintiffs' lawyers continue to advertise heavily with respect to asbestos litigation. Bankruptcies and reorganizations of other defendants in asbestos litigation may increase the pressures on remaining defendants, including Metropolitan Life. Through the first nine months of 2002, the number of new claims received by Metropolitan Life was

                                 METLIFE, INC.

lower than those received during the comparable 2001 period. However, the number of new claims received by Metropolitan Life during the fourth quarter of 2002 was significantly higher than those received in the prior year quarter, resulting in more new claims being received by Metropolitan Life in 2002 than in 2001. Factors considered also included expected trends in filing cases, the dates of initial exposure of plaintiffs to asbestos, the likely percentage of total asbestos claims which included Metropolitan Life as a defendant and experience in claims settlement negotiations.

     Metropolitan Life also considered views derived from actuarial calculations it made in the fourth quarter of 2002. These calculations were made using, among other things, then current information regarding Metropolitan Life's claims and settlement experience, information available in public reports, as well as a study regarding the possible future incidence of mesothelioma. Based on all of the above information, including greater than expected claims experience in 2000, 2001 and 2002, Metropolitan Life expected to receive more claims in the future than it had previously expected. Previously, Metropolitan Life's liability reflected that the increase in asbestos-related claims was a result of an acceleration in the reporting of such claims; the liability now reflects that such an increase is also the result of an increase in the total number of asbestos-related claims expected to be received by Metropolitan Life. Accordingly, Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related liability (after the self-insured retention) is within the coverage of the excess insurance policies discussed below. The aforementioned analysis was updated through December 31, 2003.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim was made under the excess insurance policies in 2003 for the amounts paid with respect to asbestos litigation in excess of the retention. Based on performance of the reference fund, at December 31, 2002, the loss reimbursements to Metropolitan Life in 2003 and the recoverable with respect to later periods was $42 million less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. The foregone loss reimbursements were estimated to be $9 million with respect to 2002 claims and estimated to be $42 million in the aggregate.

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

                                 METLIFE, INC.

change depending on the future performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index.

     As a result of the excess insurance policies, $1,237 million is recorded as a recoverable at December 31, 2002 ($224 million of which is recorded as a deferred gain as mentioned above); the amount includes recoveries for amounts paid in 2002. If at some point in the future, the Company believes the liability for probable and estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies.

     In 2003, Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia, Alabama, Illinois and Arkansas. The Company intends to defend itself vigorously against these cases.

     Property And Casualty Actions

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Two purported nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and discovery is ongoing. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion to dismiss has been filed. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. Metropolitan Property and Casualty Insurance Company is vigorously defending itself against this lawsuit. Certain plaintiffs' lawyers have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, has tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York state court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York state court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under
Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. Plaintiffs in the consolidated action and separate action have filed notices of appeal. Another purported class action in New York state court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state

                                 METLIFE, INC.

court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under
Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Metropolitan Life has served a motion to dismiss the consolidated amended complaint and a motion for summary judgment in this action. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     In July 2002, a lawsuit was filed in the United States District Court for the Eastern District of Texas on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. After the defendants' motion to transfer the lawsuit to the Western District of Pennsylvania was granted, plaintiffs filed an amended complaint alleging that the treatment of the cost of the sales practices settlement in connection with the demutualization of Metropolitan Life breached the terms of the settlement. Plaintiffs sought compensatory and punitive damages, as well as attorneys' fees and costs. In October 2003, the court granted defendants' motion to dismiss the action. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In January 2004, the appeal was dismissed.

     Race-Conscious Underwriting Claims

     Insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department has concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies have been consolidated in the United States District Court for the Southern District of New York. On April 28, 2003, the United States District Court approved a class-action settlement of the consolidated actions. Several persons filed notices of appeal from the order approving the settlement, but subsequently the appeals were dismissed. Metropolitan Life also has entered into settlement agreements to resolve the regulatory examination. Metropolitan Life recorded a charge in the fourth quarter of 2001 in connection with the anticipated resolution of these matters. The Company believes the remaining portion of the previously recorded charge is adequate to cover the costs associated with the resolution of these matters.

     Sixteen lawsuits involving approximately 130 plaintiffs have been filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in

                                 METLIFE, INC.

connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life is contesting vigorously plaintiffs' claims in these actions.

     Other

     In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs were seeking unspecified compensatory damages, punitive damages, a declaration that the alleged practices were discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. Plaintiffs filed a motion for class certification. Opposition papers were filed by Metropolitan Life. In August 2003, the court granted preliminary approval to a settlement of the lawsuit. At the fairness hearing held on November 6, 2003, the court approved the settlement of the lawsuit. Implementation of the settlement has commenced in 2004.

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

     A lawsuit was filed against Metropolitan Life in Ontario, Canada by Clarica Life Insurance Company regarding the sale of the majority of Metropolitan Life's Canadian operation to Clarica in 1998. Clarica alleged that Metropolitan Life breached certain representations and warranties contained in the sale agreement, that Metropolitan Life made misrepresentations upon which Clarica relied during the negotiations and that Metropolitan Life was negligent in the performance of certain of its obligations and duties under the sale agreement. The parties settled the matter in January 2004. The settlement will have no material impact on the Company's consolidated financial results in 2004.

     A reinsurer of universal life policy liabilities of Metropolitan Life and certain of its affiliates commenced an arbitration proceeding and sought rescission, claiming that, during underwriting, material misrepresentations or omissions were made to the reinsurer. The reinsurer also sent a notice purporting to increase reinsurance premium rates. In December 2003, the arbitration panel denied the reinsurer's attempt to rescind the contract and granted the reinsurer's request to raise rates. As a result of the panel's rulings, liabilities ceded to the reinsurer were recaptured effective May 5, 2003. The recapture had no material impact on the Company's consolidated financial results in 2003.

     As previously reported, the SEC is conducting a formal investigation of New England Securities Corporation ("NES"), an indirect subsidiary of New England Life Insurance Company ("NELICO"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC.

     Prior to filing the Company's June 30, 2003 Form 10-Q, MetLife announced a $31 million after-tax charge resulting from certain improperly deferred expenses at an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC is pursuing a formal investigation of the matter and MetLife is fully cooperating with the investigation.

                                 METLIFE, INC.

     The American Dental Association and two individual providers have sued MetLife, Mutual of Omaha and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the case and a motion to dismiss has been filed.

     A purported class action in which a policyholder seeks to represent a class of owners of participating life insurance policies is pending in state court in New York. Plaintiff asserts that Metropolitan Life breached her policy in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action. MetLife is vigorously defending the case.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to trading in mutual fund shares. State Street Research Investment Services, one of the Company's indirect broker/dealer subsidiaries, has entered into a settlement with the National Association of Securities Dealers ("NASD") resolving all outstanding issues relating to its investigation. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. The Company is in the process of responding and is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

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

                                 METLIFE, INC.

Future minimum rental and sublease income, and minimum gross rental payments relating to these lease agreements were as follows:

                                                                                 GROSS
                                                            RENTAL   SUBLEASE    RENTAL
                                                            INCOME    INCOME    PAYMENTS
                                                            ------   --------   --------
                                                               (DOLLARS IN MILLIONS)
2004......................................................  $  567     $16        $210
2005......................................................  $  522     $15        $192
2006......................................................  $  481     $14        $168
2007......................................................  $  432     $12        $145
2008......................................................  $  366     $10        $113
Thereafter................................................  $1,955     $13        $717

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,380 million and $1,667 million at December 31, 2003 and 2002, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

     The fair value of such indemnities, guarantees and commitments entered into was insignificant. The Company's recorded liability at December 31, 2003 and 2002 for indemnities, guarantees and commitments provided to third parties prior to January 1, 2003 was insignificant.

     The Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming

                                 METLIFE, INC.

the value of the referenced credits become worthless, is $489 million at December 31, 2003. The credit default swaps expire at various times during the next four years.

13.  EMPLOYEE BENEFIT PLANS

  PENSION BENEFIT AND OTHER BENEFIT PLANS

     The Company is both the sponsor and administrator of defined benefit pension plans covering eligible employees and sales representatives of the Company. Retirement benefits are based upon years of credited service and final average or career average earnings history.

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

     The Company uses a December 31 measurement date for all of its pension and postretirement benefit plans.

                                 METLIFE, INC.

  OBLIGATIONS, FUNDED STATUS AND NET PERIODIC BENEFIT COSTS

                                                                        DECEMBER 31,
                                                             -----------------------------------
                                                             PENSION BENEFITS    OTHER BENEFITS
                                                             -----------------   ---------------
                                                              2003      2002      2003     2002
                                                             -------   -------   ------   ------
                                                                    (DOLLARS IN MILLIONS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year..........  $4,785    $4,426    $1,878   $1,669
  Service cost.............................................     123       105        38       36
  Interest cost............................................     314       308       122      123
  Acquisitions and divestitures............................      (1)      (73)       --       --
  Actuarial losses.........................................     352       312       167      342
  Curtailments and terminations............................      (7)       (3)       (4)      (2)
  Change in benefits.......................................      (2)       --        (1)    (168)
  Benefits paid............................................    (292)     (290)     (122)    (122)
                                                             ------    ------    ------   ------
Projected benefit obligation at end of year................   5,272     4,785     2,078    1,878
                                                             ------    ------    ------   ------
Change in plan assets:
Contract value of plan assets at beginning of year.........   4,053     4,161       965    1,169
  Actual return on plan assets.............................     634      (179)      112      (92)
  Acquisitions and divestitures............................      (1)      (67)       --       --
  Employer and participant contributions...................     337       428        46       10
  Benefits paid............................................    (292)     (290)     (122)    (122)
                                                             ------    ------    ------   ------
Contract value of plan assets at end of year...............   4,731     4,053     1,001      965
                                                             ------    ------    ------   ------
Under funded...............................................    (541)     (732)   (1,077)    (913)
Unrecognized net asset at transition.......................       3        --        --       --
Unrecognized net actuarial losses..........................   1,451     1,507       364      262
Unrecognized prior service cost............................      82       101      (184)    (208)
                                                             ------    ------    ------   ------
Prepaid (accrued) benefit cost.............................  $  995    $  876    $ (897)  $ (859)
                                                             ======    ======    ======   ======
Qualified plan prepaid pension cost........................  $1,325    $1,171
Non-qualified plan accrued pension cost....................    (474)     (341)
Unamortized prior service cost.............................      14        --
Accumulated other comprehensive loss.......................     130        46
                                                             ------    ------
Prepaid benefit cost.......................................  $  995    $  876
                                                             ======    ======

                                 METLIFE, INC.

     The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows:

                                                             NON-QUALIFIED
                                          QUALIFIED PLAN         PLAN              TOTAL
                                         -----------------   -------------   -----------------
                                          2003      2002     2003    2002     2003      2002
                                         -------   -------   -----   -----   -------   -------
                                                         (DOLLARS IN MILLIONS)
Aggregate projected benefit
  obligation...........................  $(4,735)  $(4,311)  $(537)  $(474)  $(5,272)  $(4,785)
Aggregate contract value of plan assets
  (principally Company contracts)......    4,731     4,053      --      --     4,731     4,053
                                         -------   -------   -----   -----   -------   -------
Under funded...........................  $    (4)  $  (258)  $(537)  $(474)  $  (541)  $  (732)
                                         =======   =======   =====   =====   =======   =======

     The accumulated benefit  obligation for all  defined benefit pension  plans
was   $4,902  million  and  $4,259  million  at  December  31,  2003  and  2002, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2003          2002
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Projected benefit obligation................................   $560          $489
Accumulated benefit obligation..............................   $472          $359
Fair value of plan assets...................................   $ 16          $  9

     Information for pension and postretirement plans with a projected benefit obligation in excess of plan assets:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                     PENSION BENEFITS    OTHER BENEFITS
                                                     -----------------   ---------------
                                                      2003      2002      2003     2002
                                                     -------   -------   ------   ------
                                                            (DOLLARS IN MILLIONS)
Projected benefit obligation.......................  $5,232    $4,746    $2,078   $1,878
Fair value of plan assets..........................  $4,675    $3,995    $1,001   $  965

     The components of net periodic benefit cost were as follows:

                                           PENSION BENEFITS        OTHER BENEFITS
                                         ---------------------   -------------------
                                         2003    2002    2001    2003   2002   2001
                                         -----   -----   -----   ----   ----   -----
                                                    (DOLLARS IN MILLIONS)
Service cost...........................  $ 123   $ 105   $ 104   $ 38   $ 36   $  34
Interest cost..........................    314     308     308    122    123     115
Expected return on plan assets.........   (335)   (356)   (402)   (71)   (93)   (108)
Amortization of prior actuarial losses
  (gains)..............................    103      33      (2)   (12)    (9)    (27)
Curtailment cost.......................     10      11      21      3      4       6
                                         -----   -----   -----   ----   ----   -----
Net periodic benefit cost..............  $ 215   $ 101   $  29   $ 80   $ 61   $  20
                                         =====   =====   =====   ====   ====   =====

                                 METLIFE, INC.

  Assumptions

     Assumptions used in determining benefit obligations were as follows:

                                                       DECEMBER 31,
                                       --------------------------------------------
                                        PENSION BENEFITS         OTHER BENEFITS
                                       -------------------   ----------------------
                                         2003       2002       2003         2002
                                       ---------   -------   ---------   ----------
Discount rate........................  3.5%-9.5%   4%-9.5%   6.1%-6.5%   6.5%-7.25%
Rate of compensation increase........    3%-8%      2%-8%       N/A         N/A

     Assumptions used in determining net periodic benefit cost were as follows:

                                                      DECEMBER 31,
                                  -----------------------------------------------------
                                     PENSION BENEFITS             OTHER BENEFITS
                                  -----------------------   ---------------------------
                                     2003         2002          2003           2002
                                  -----------   ---------   ------------   ------------
Discount rate...................    4%-9.5%      4%-9.5%     6.5%-6.75%     6.5%-7.40%
Expected rate of return on plan
  assets........................   3.5%-10%      4%-10 %    3.79%-8.5 %      5.2%-9%
Rate of compensation increase...     3%-8%        2%-8%         N/A            N/A

     For the largest of the plans sponsored by the Company (the Metropolitan Life Retirement Plan for United States Employees, with a projected benefit obligation of $5.2 billion or 98% of all qualified plans at December 31, 2003), the discount rate and the range of rates of future compensation increases used in determining that plan's benefit obligation at December 31, 2003 were 6.1% and 4% to 8%, respectively. The discount rate, expected rate of return on plan assets, and the range of rates of future compensation increases used in determining that plan's net periodic benefit cost at December 31, 2003 were 6.75%, 8.5% and 4% to 8%, respectively. The discount rate is based on the yield of a hypothetical portfolio of high-quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Company's long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Company's policy is to hold this long-term assumption constant as long as it remains within a reasonable tolerance from the derived rate. The expected rate of return on plan assets for use in that plan's valuation in 2004 is currently anticipated to be 8.5%. The discount rates of 3.5% and 9.5% used in determining pension benefit obligations, the discount rates of 4% and 9.5% used in determining net periodic pension costs, and the expected rates of return on pension plan assets of 3.5% and 10% are attributable to the Company's international subsidiaries in Taiwan and Mexico, respectively. The rates of compensation increase of 3% and 2% in 2003 and 2002, respectively, is attributable to the Company's subsidiary in Taiwan. These rates are indicative of the economic environments in those countries. The expected rate of return on postretirement benefit plan assets of 3.79% is attributable to the Company's Canadian subsidiary and reflects the nature of the investments.

     The assumed health care cost trend rates used in measuring the accumulated nonpension postretirement benefit obligation were as follows:

                                                       DECEMBER 31,
                                     -------------------------------------------------
                                               2003                      2002
                                     ------------------------   ----------------------
Pre-Medicare eligible claims.......  8.5% down to 5% in 2010    9% down to 5% in 2010
Medicare eligible claims...........  10.5% down to 5% in 2014   11% down to 5% in 2014

                                 METLIFE, INC.

     Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               INCREASE      DECREASE
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Effect on total of service and interest cost components.....     $ 10          $  (9)
Effect of accumulated postretirement benefit obligation.....     $108          $(105)

  PLAN ASSETS

     The weighted average allocation of pension plan and other benefit plan assets is as follows:

                                                                    DECEMBER 31,
                                                        -------------------------------------
                                                        PENSION BENEFITS      OTHER BENEFITS
                                                        -----------------     ---------------
                                                         2003       2002      2003      2002
                                                        ------     ------     -----     -----
ASSET CATEGORY
Equity securities.....................................    52%        38%        38%       36%
Fixed maturities......................................    39%        52%        61%       63%
Real estate...........................................     9%        10%        --        --
Other.................................................    --         --          1%        1%
                                                         ---        ---        ---       ---
  Total...............................................   100%       100%       100%      100%
                                                         ===        ===        ===       ===

     The weighted average target allocation of pension plan and other benefit plan assets for 2004 is as follows:

                                                              PENSION     OTHER
                                                              BENEFITS   BENEFITS
                                                              --------   --------
ASSET CATEGORY
Equity securities...........................................  35%-60%    25%-40%
Fixed maturities............................................  35%-70%    50%-80%
Real estate.................................................   0%-15%      N/A
Other.......................................................   0%-20%     0%-10%

     Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company's assessment of the impact of economic factors and market conditions.

  CASH FLOWS

     In January 2004, the Company contributed $450 million to its pension plans and $89 million to its other benefit plans during 2004.

                                 METLIFE, INC.

     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

                                                              PENSION       OTHER
                                                              BENEFITS     BENEFITS
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
2004........................................................   $  329        $117
2005........................................................   $  301        $121
2006........................................................   $  313        $125
2007........................................................   $  319        $130
2008........................................................   $  328        $134
2009-2013...................................................   $1,828        $729

  SAVINGS AND INVESTMENT PLANS

     The Company sponsors savings and investment plans for substantially all employees under which the Company matches a portion of employee contributions. The Company contributed $59 million, $58 million and $60 million for the years ended December 31, 2003, 2002 and 2001, respectively.

14.  EQUITY

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

     The Company acquired 2,997,200, 15,244,492 and 45,242,966 shares of common stock for $97 million, $471 million and $1,322 million during the years ended December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2003, 59,904,925 shares of common stock were issued from treasury stock for $1,667 million, of which 59,771,221 shares were issued in connection with the settlement of the

                                 METLIFE, INC.

purchase contracts (see Note 8) with cash proceeds of approximately $1,006 million. During the years ended December 31, 2002 and 2001, 16,379 and 67,578 shares of common stock were issued from treasury stock for $438 thousand and $1 million, respectively. At December 31, 2003, the Company had approximately $709 million remaining on its existing share repurchase authorization.

  DIVIDEND RESTRICTIONS

     Under the New York Insurance Law, Metropolitan Life is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. For the year ended December 31, 2003, Metropolitan Life paid to MetLife, Inc. $698 million in dividends for which prior insurance regulatory clearance was not required and $750 million in special dividends, as approved by the Superintendent. For the year ended December 31, 2002,
Metropolitan Life paid to MetLife, Inc. $535 million in dividends for which prior insurance regulatory clearance was not required and $369 million in special dividends, as approved by the Superintendent. For the year ended December 31, 2001, Metropolitan Life paid to MetLife, Inc. $721 million in dividends for which prior insurance regulatory clearance was not required and $3,033 million in special dividends, as approved by the Superintendent. At December 31, 2003, the maximum amount of the dividend which may be paid to the Holding Company from Metropolitan Life in 2004, without prior regulatory approval is $798 million. Metropolitan Life could pay the Holding Company a dividend of $798 million without prior approval of the Superintendent.

     Under the Delaware Insurance Law, MIAC is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MIAC will be permitted to pay a cash dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the Delaware Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. MIAC paid to MetLife, Inc. $104 million in dividends for which prior insurance regulatory clearance was not required and $94 million in special dividends, as approved by the Superintendent for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, respectively, MIAC paid to MetLife, Inc. $25 million and $31 million in dividends for which prior insurance regulatory clearance was not required. As of December 31, 2003, the maximum amount of the dividend which may be paid to the Holding Company from MIAC in 2004, without prior regulatory approval, is $185 million.

     Under the Rhode Island Insurance Law, Metropolitan Property and Casualty Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of

                                 METLIFE, INC.

(i) 10% of its surplus to policyholders as of the immediately preceding calendar year, and (ii) next preceding three year earnings reduced by capital gains and dividends paid to stockholders. Metropolitan Property and Casualty Insurance Company will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. For the year ended December 31, 2003, Metropolitan Property and Casualty Insurance Company paid to MetLife, Inc. $75 million in dividends for which prior insurance regulatory clearance was not required. As of December 31, 2003, the maximum amount of the dividend which may be paid to the Holding Company from Metropolitan Property and Casualty Insurance Company in 2004, without prior regulatory approval, is $200 million.

  STOCK COMPENSATION PLANS

     Under the MetLife, Inc. 2000 Stock Incentive Plan (the "Stock Incentive Plan"), awards granted may be in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code. Under the MetLife, Inc. 2000 Directors Stock Plan, as amended (the "Directors Stock Plan"), awards granted may be in the form of stock awards or non-qualified stock options or a combination of the foregoing to outside Directors of the Company. The aggregate number of shares of stock that may be awarded under the Stock Incentive Plan is subject to a maximum limit of 37,823,333 shares for the duration of the plan. The Directors Stock Plan has a maximum limit of 500,000 share awards.

     All options granted have an exercise price equal to the fair market value price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options under the Stock Incentive Plan become exercisable over a three-year period commencing with the date of grant, while other options become exercisable three years after the date of grant. Options issued under the Directors Stock Plan are exercisable immediately.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants for the:

                                                       YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2003          2002         2001
                                                 -----------   -----------   ---------
Dividend yield.................................  0.68%-0.79%      0.68%        0.68%
Risk-free rate of return.......................  2.71%-4.03%   4.74%-5.52%     5.72%
Volatility.....................................  37.0%-38.7%   25.3%-30.3%    31.60%
Expected duration..............................    6 years       6 years     4-6 years

                                 METLIFE, INC.

     A summary of the status of options included in the Company's Stock Incentive Plan and Directors Stock Plan is presented below:

                                                      WEIGHTED                       WEIGHTED
                                                      AVERAGE         OPTIONS        AVERAGE
                                       OPTIONS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                      ----------   --------------   -----------   --------------
Outstanding at December 31, 2000....          --       $   --               --        $   --
Granted.............................  12,263,550       $29.93               --        $   --
Exercised...........................          --       $   --               --        $   --
Canceled/Expired....................  (1,146,866)      $29.95               --        $   --
                                      ----------
Outstanding at December 31, 2001....  11,116,684       $29.93               --        $   --
Granted.............................   7,275,855       $30.35               --        $   --
Exercised...........................     (11,401)      $29.95               --        $   --
Canceled/Expired....................  (2,121,508)      $30.07               --        $   --
                                      ----------
Outstanding at December 31, 2002....  16,259,630       $30.10        1,357,034        $30.01
Granted.............................   5,634,439       $26.13               --        $   --
Exercised...........................     (20,054)      $30.02               --        $   --
Canceled/Expired....................  (1,578,987)      $29.45               --        $   --
                                      ----------
Outstanding December 31, 2003.......  20,295,028       $29.05        4,566,265        $30.15
                                      ==========

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
Weighted average fair value of options granted.............  $10.41   $10.48   $10.29
                                                             ======   ======   ======

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                        WEIGHTED
                                        AVERAGE                           NUMBER
                       NUMBER          REMAINING        WEIGHTED      EXERCISABLE AT      WEIGHTED
   RANGE OF        OUTSTANDING AT     CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES   DECEMBER 31, 2003   LIFE (YEARS)   EXERCISE PRICE        2003        EXERCISE PRICE
---------------   -----------------   ------------   --------------   --------------   --------------
$23.75-$26.75         5,180,950           9.12           $25.97             9,334          $23.75
$26.76-$28.75           201,336           8.52           $27.41             2,336          $28.10
$28.76-$30.75        14,707,077           7.28           $30.11         4,471,306          $30.12
$30.76-$32.75           146,135           8.18           $31.86            58,759          $31.72
$32.76-$33.64            59,530           9.27           $33.26            24,530          $33.64
                     ----------                                         ---------
                     20,295,028           7.77           $29.05         4,566,265          $30.15
                     ==========                                         =========

     Effective January 1, 2003, the Company elected to apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under APB 25. Had compensation expense for grants awarded prior to January 1, 2003 been determined based on fair value at the date of grant in

                                 METLIFE, INC.

accordance with SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's earnings and earnings per share amounts would have been reduced to the following pro-forma amounts:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2003       2002      2001
                                                              --------   --------   -------
                                                              (DOLLARS IN MILLIONS, EXCEPT
                                                                     PER SHARE DATA)
Net Income..................................................   $2,217     $1,605     $ 473
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust(1)............      (21)        --        --
                                                               ------     ------     -----
Net income available to common shareholders.................   $2,196     $1,605     $ 473
                                                               ======     ======     =====
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........   $   13     $    1     $   1
Deduct: Total Stock-based employee compensation determined
  under fair value based method for all awards, net of
  related tax effects.......................................      (42)       (33)      (20)
                                                               ------     ------     -----
Pro forma net income available to common
  shareholders(2)(3)........................................   $2,167     $1,573     $ 454
                                                               ======     ======     =====
BASIC EARNINGS PER SHARE
As reported.................................................   $ 2.98     $ 2.28     $0.64
                                                               ======     ======     =====
Pro forma(2)(3).............................................   $ 2.94     $ 2.23     $0.61
                                                               ======     ======     =====
DILUTED EARNINGS PER SHARE
As reported.................................................   $ 2.94     $ 2.20     $0.62
                                                               ======     ======     =====
Pro forma(2)(3).............................................   $ 2.90     $ 2.15     $0.59
                                                               ======     ======     =====

---------------

 (1) See Note 8 for a discussion of this charge included in the calculation of net income available to common shareholders.

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

     For the years ended December 31, 2003, 2002 and 2001, stock-based compensation expense related to the Company's Stock Incentive Plan and Directors Stock Plan was $20 million, $2.1 million and $1.3 million, respectively, including stock-based compensation for non-employees of $550 thousand, $2.1 million and $1.3 million, respectively.

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

                                 METLIFE, INC.

     As of December 31, 2001, New York Statutory Accounting Practices did not provide for deferred income taxes. The Department has adopted a modification to its regulations, effective December 31, 2002, with respect to the admissibility of deferred taxes by New York insurers, subject to certain limitations.

     Statutory net income of Metropolitan Life, as filed with the Department, was $2,169 million, $1,455 million and $2,782 million for the years ended December 31, 2003 2002 and 2001, respectively; statutory capital and surplus, as filed, was $7,978 million and $6,986 million at December 31, 2003 and 2002, respectively.

     Statutory net income of MIAC, which is domiciled in Delaware, as filed with the Insurance Department of Delaware, was $341 million, $34 million and $26 million for the years ended December 31, 2003, 2002 and 2001, respectively; statutory capital and surplus, as filed, was $1,051 million and $1,037 million at December 31, 2003 and 2002, respectively.

     Statutory net income of Metropolitan Property and Casualty, which is domiciled in Rhode Island, as filed with the Insurance Department of Rhode Island, was $214 million, $173 million and $61 million for the years ended December 31, 2003, 2002 and 2001, respectively; statutory capital and surplus, as filed, was $1,996 million and $1,964 million at December 31, 2003 and 2002, respectively.

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

 OTHER COMPREHENSIVE INCOME

     The following table sets forth the reclassification adjustments required for the years ended December 31, 2003, 2002 and 2001 in other comprehensive income (loss) that are included as part of net income for the

                                 METLIFE, INC.

current year that  have been reported  as a part  of other comprehensive  income
(loss) in the current or prior year:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Holding gains on investments arising during the year.......  $1,549   $3,755   $1,343
Income tax effect of holding gains.........................    (582)  (1,179)    (530)
Reclassification adjustments:
  Recognized holding losses included in current year
     income................................................     330      336      510
  Amortization of premiums and accretion of discounts
     associated with investments...........................    (168)    (526)    (488)
  Recognized holding gains allocated to other policyholder
     amounts...............................................    (215)    (145)    (134)
  Income tax effect........................................      20      105       45
Allocation of holding losses on investments relating to
  other policyholder amounts...............................    (391)  (2,832)     (69)
Income tax effect of allocation of holding losses to other
  policyholder amounts.....................................     147      889       27
                                                             ------   ------   ------
Net unrealized investment gains............................     690      403      704
Foreign currency translation adjustment....................     177      (69)     (60)
Minimum pension liability adjustment.......................     (82)      --      (18)
                                                             ------   ------   ------
Other comprehensive income.................................  $  785   $  334   $  626
                                                             ======   ======   ======

15.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Compensation............................................  $ 2,685   $ 2,481   $ 2,459
Commissions.............................................    2,474     2,000     1,651
Interest and debt issue costs...........................      478       403       332
Amortization of policy acquisition costs (excludes
  amounts directly related to net investment gains
  (losses)) of $(31), $5 and $25, respectively).........    1,818     1,639     1,413
Capitalization of policy acquisition costs..............   (2,792)   (2,340)   (2,039)
Rent, net of sublease income............................      254       295       282
Minority interest.......................................      110        73        57
Other...................................................    2,274     2,464     2,867
                                                          -------   -------   -------
  Total other expenses..................................  $ 7,301   $ 7,015   $ 7,022
                                                          =======   =======   =======

                                 METLIFE, INC.

16.  EARNINGS PER SHARE

     The following presents a reconciliation of the weighted average shares used in calculating basic earnings per share to those used in calculating diluted earnings per share:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                   2003               2002               2001
                                             ----------------   ----------------   ----------------
                                             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding
  for basic earnings per share.............     737,903,107        704,599,115        741,041,654
Incremental shares from assumed:
  Conversion of forward purchase
     contracts.............................       8,293,269         24,596,950         25,974,114
  Exercise of stock options................          68,111              5,233              1,133
  Issuance under deferred stock
     compensation..........................         579,810                 --                 --
                                               ------------       ------------       ------------
Weighted average common stock outstanding
  for diluted earnings per share...........     746,844,297        729,201,298        767,016,901
                                               ============       ============       ============
INCOME FROM CONTINUING OPERATIONS..........    $      1,943       $      1,134       $        366
Charge for conversion of company-obligated
  mandatorily redeemable securities of a
  subsidiary trust(1)......................             (21)                --                 --
                                               ------------       ------------       ------------
INCOME FROM CONTINUING OPERATIONS AVAILABLE
  TO COMMON SHAREHOLDERS...................    $      1,922       $      1,134       $        366
                                               ============       ============       ============
  Basic earnings per share.................    $       2.60       $       1.61       $       0.49
                                               ============       ============       ============
  Diluted earnings per share...............    $       2.57       $       1.56       $       0.48
                                               ============       ============       ============
INCOME FROM DISCONTINUED OPERATIONS
  AVAILABLE TO COMMON SHAREHOLDERS.........    $        300       $        471       $        107
                                               ============       ============       ============
  Basic earnings per share.................    $       0.41       $       0.67       $       0.14
                                               ============       ============       ============
  Diluted earnings per share...............    $       0.40       $       0.65       $       0.14
                                               ============       ============       ============
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING,
  NET OF INCOME TAXES......................    $        (26)      $         --       $         --
                                               ============       ============       ============
  Basic earnings per share.................    $      (0.04)      $         --       $         --
                                               ============       ============       ============
  Diluted earnings per share...............    $      (0.03)      $         --       $         --
                                               ============       ============       ============

                                 METLIFE, INC.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                   2003               2002               2001
                                             ----------------   ----------------   ----------------
                                             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
NET INCOME.................................    $      2,217       $      1,605       $        473
CHARGE FOR CONVERSION OF COMPANY-OBLIGATED
  MANDATORILY REDEEMABLE SECURITIES OF A
  SUBSIDIARY TRUST(1)......................             (21)                --                 --
                                               ------------       ------------       ------------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS.............................    $      2,196       $      1,605       $        473
                                               ============       ============       ============
  Basic earnings per share.................    $       2.98       $       2.28       $       0.64
                                               ============       ============       ============
  Diluted earnings per share...............    $       2.94       $       2.20       $       0.62
                                               ============       ============       ============

---------------

(1) See Note 8 for a discussion of this charge included in the calculation of net income available to common shareholders.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the table below:

                                                          THREE MONTHS ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
2003
Total revenues............................   $8,364    $8,862       $8,816        $9,747
Total expenses............................   $7,952    $8,079       $8,109        $9,019
Income from continuing operations.........   $  296    $  571       $  560        $  516
Income from discontinued operations, net
  of income taxes.........................   $   66    $    9       $   14        $  211
Income before cumulative effect of change
  in accounting...........................   $  362    $  580       $  574        $  727
Net income................................   $  362    $  580       $  574        $  701
Basic earnings per share:
  Income from continuing operations
     available to common shareholders.....   $ 0.39    $ 0.78       $ 0.74        $ 0.68
  Income from discontinued operations, net
     of income taxes......................   $ 0.09    $ 0.01       $ 0.02        $ 0.28
  Income before cumulative effect of
     change in accounting available to
     common shareholders..................   $ 0.49    $ 0.79       $ 0.75        $ 0.96
  Net income available to common
     shareholders.........................   $ 0.49    $ 0.79       $ 0.75        $ 0.92
Diluted earnings per share:
  Income from continuing operations
     available to common shareholders.....   $ 0.38    $ 0.78       $ 0.74        $ 0.68
  Income from discontinued operations, net
     of income taxes......................   $ 0.09    $ 0.01       $ 0.02        $ 0.28
  Income before cumulative effect of
     change in accounting available to
     common shareholders..................   $ 0.47    $ 0.79       $ 0.75        $ 0.95

                                 METLIFE, INC.

                                                          THREE MONTHS ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
  Net income available to common
     shareholders.........................   $ 0.47    $ 0.79       $ 0.75        $ 0.92
2002
Total revenues............................   $7,963    $8,189       $8,111        $8,803
Total expenses............................   $7,482    $7,669       $7,686        $8,593
Income from continuing operations.........   $  299    $  364       $  307        $  164
Income from discontinued operations, net
  of income taxes.........................   $   25    $   23       $   26        $  397
Income before cumulative effect of change
  in accounting...........................   $  324    $  387       $  333        $  561
Net income................................   $  329    $  387       $  328        $  561
Basic earnings per share:
  Income from continuing operations
     available to common shareholders.....   $ 0.42    $ 0.52       $ 0.44        $ 0.23
  Income from discontinued operations, net
     of income taxes......................   $ 0.04    $ 0.03       $ 0.04        $ 0.57
  Income before cumulative effect of
     change in accounting available to
     common shareholders..................   $ 0.46    $ 0.55       $ 0.47        $ 0.80
  Net income available to common
     shareholders.........................   $ 0.46    $ 0.55       $ 0.47        $ 0.80
Diluted earnings per share:
  Income from continuing operations
     available to common shareholders.....   $ 0.40    $ 0.50       $ 0.42        $ 0.23
  Income from discontinued operations, net
     of income taxes......................   $ 0.03    $ 0.03       $ 0.04        $ 0.55
  Income before cumulative effect of
     change in accounting available to
     common shareholders..................   $ 0.44    $ 0.53       $ 0.46        $ 0.78
  Net income available to common
     shareholders.........................   $ 0.44    $ 0.53       $ 0.45        $ 0.78

     Unaudited net income for the three months ended June 30, 2003 includes a $64 million after-tax benefit from a reduction of a previously established liability related to the Company's race-conscious underwriting settlement, $62 million of after-tax earnings from the merger of the Company's Mexican operations and a reduction in policyholder liabilities resulting from the change in reserve methodology and a $31 million after-tax charge related to previously deferred expenses. Unaudited net income for the three months ended September 30, 2003 includes a $28 million after-tax benefit from a reduction of a previously established liability related to the Company's race-conscious underwriting settlement and a $36 million benefit from a revision to the 2002 income tax estimates.

     Unaudited net income for the three months ended March 31, 2002 includes a $48 million after-tax charge to cover costs associated with the resolution of a federal government investigation of General American's former Medicare business. Unaudited net income for the three months ended June 30, 2002 includes a $30 million after-tax reduction of a previously established liability related to the Company's sales practice class action settlement in 1999. Unaudited net income for the three months ended December 31, 2002 includes a $169 million after-tax charge to cover costs associated with the asbestos-related claims, a $20 million after-tax reduction of a previously established liability to the Company's 2001 business

                                 METLIFE, INC.

realignment initiatives and a $17 million after-tax reduction of a previously established disability insurance liability related to the September 11, 2001 tragedies.

18.  BUSINESS SEGMENT INFORMATION

     The Company provides insurance and financial services to customers in the United States, Canada, Central America, Europe, South America, South Africa, Asia and Australia. The Company's business is divided into six segments:
Institutional, Individual, Auto & Home, International, Reinsurance and Asset Management. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

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

     Set forth in the tables below is certain financial information with respect to the Company's operating segments as of and for the years ended December 31, 2003, 2002 and 2001. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains and losses from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains and losses, net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains(losses). The Company allocates certain non-recurring items (e.g., expenses associated with the resolution of proceedings alleging race-conscious underwriting practices, sales practices claims and asbestos-related claims) to Corporate & Other.

                                 METLIFE, INC.

AT OR FOR THE YEAR ENDED                                       AUTO &
DECEMBER 31, 2003                 INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE
------------------------          -------------   ----------   ------   -------------   -----------
                                                        (DOLLARS IN MILLIONS)
Premiums........................    $  9,093       $  4,344    $2,908      $1,678         $2,668
Universal life and
  investment-type product policy
  fees..........................         635          1,589        --         272             --
Net investment income...........       4,038          6,201       158         502            473
Other revenues..................         592            407        32          80             49
Net investment gains (losses)...        (204)          (130)      (15)          4             31
Policyholder benefits and
  claims........................       9,932          5,183     2,139       1,454          2,136
Interest credited to
  policyholder account
  balances......................         915          1,793        --         143            184
Policyholder dividends..........         198          1,700         1          55             21
Other expenses..................       1,784          2,880       756         659            740
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes....       1,325            855       187         225            140
Income from discontinued
  operations, net of income
  taxes.........................          30             30        --          --             --
Cumulative effect of change in
  accounting, net of income
  taxes.........................         (26)            --        --          --             --
Net income......................         849            601       157         208             92
Total assets....................     113,743        165,774     4,698       9,935         12,833
Deferred policy acquisition
  costs.........................         739          8,817       180       1,046          2,160
Goodwill, net...................          59            206       157          85            100
Separate account assets.........      35,632         39,619        --         504             13
Policyholder liabilities........      61,599        100,278     2,943       7,179          9,783
Separate account liabilities....      35,632         39,619        --         504             13

AT OR FOR THE YEAR ENDED            ASSET      CORPORATE &
DECEMBER 31, 2003                 MANAGEMENT      OTHER       TOTAL
------------------------          ----------   -----------   -------
                                        (DOLLARS IN MILLIONS)
Premiums........................     $ --        $   (18)    $20,673
Universal life and
  investment-type product policy
  fees..........................       --             --       2,496
Net investment income...........       66            198      11,636
Other revenues..................      143             39       1,342
Net investment gains (losses)...        9            (53)       (358)
Policyholder benefits and
  claims........................       --              4      20,848
Interest credited to
  policyholder account
  balances......................       --             --       3,035
Policyholder dividends..........       --             --       1,975
Other expenses..................      182            300       7,301
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes....       36           (138)      2,630
Income from discontinued
  operations, net of income
  taxes.........................       --            240         300
Cumulative effect of change in
  accounting, net of income
  taxes.........................       --             --         (26)
Net income......................       22            288       2,217
Total assets....................      302         19,556     326,841
Deferred policy acquisition
  costs.........................       --              1      12,943
Goodwill, net...................       18              3         628
Separate account assets.........       --            (12)     75,756
Policyholder liabilities........       --         (2,211)    179,571
Separate account liabilities....       --            (12)     75,756

AT OR FOR THE YEAR ENDED                                       AUTO &
DECEMBER 31, 2002                 INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE
------------------------          -------------   ----------   ------   -------------   -----------
                                                        (DOLLARS IN MILLIONS)
Premiums........................     $8,245        $  4,507    $2,828      $1,511         $2,005
Universal life and
  investment-type product policy
  fees..........................        624           1,379        --         144             --
Net investment income...........      3,918           6,244       177         461            421
Other revenues..................        609             418        26          14             43
Net investment gains (losses)...       (494)           (144)      (46)         (9)             2
Policyholder benefits and
  claims........................      9,339           5,220     2,019       1,388          1,554
Interest credited to
  policyholder account
  balances......................        932           1,793        --          79            146
Policyholder dividends..........        115           1,770        --          35             22
Other expenses..................      1,531           2,629       793         507            622
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes....        985             992       173         112            127
Income from discontinued
  operations, net of income
  taxes.........................        121             199        --          --             --
Net income (loss)...............        759             826       132          84             84
Total assets (1)................     98,234         145,152     4,540       8,301          9,924
Deferred policy acquisition
  costs.........................        608           8,521       175         945          1,477
Goodwill, net...................         62             223       155         193             96
Separate account assets.........     31,935          27,457        --         307             11
Policyholder liabilities........     55,497          95,813     2,673       5,883          7,387
Separate account liabilities....     31,935          27,457        --         307             11

AT OR FOR THE YEAR ENDED            ASSET      CORPORATE &
DECEMBER 31, 2002                 MANAGEMENT      OTHER       TOTAL
------------------------          ----------   -----------   -------
                                        (DOLLARS IN MILLIONS)
Premiums........................     $ --        $   (19)    $19,077
Universal life and
  investment-type product policy
  fees..........................       --             --       2,147
Net investment income...........       59            (19)     11,261
Other revenues..................      166             56       1,332
Net investment gains (losses)...       (4)           (56)       (751)
Policyholder benefits and
  claims........................       --              3      19,523
Interest credited to
  policyholder account
  balances......................       --             --       2,950
Policyholder dividends..........       --             --       1,942
Other expenses..................      211            722       7,015
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes....       10           (763)      1,636
Income from discontinued
  operations, net of income
  taxes.........................       --            151         471
Net income (loss)...............        6           (286)      1,605
Total assets (1)................      190         11,085     277,426
Deferred policy acquisition
  costs.........................       --              1      11,727
Goodwill, net...................       18              3         750
Separate account assets.........       --            (17)     59,693
Policyholder liabilities........       --         (2,011)    165,242
Separate account liabilities....       --            (17)     59,693

                                 METLIFE, INC.

---------------

(1) These balances reflect the allocation of capital using the Risk-Based Capital methodology, which differs from the original presentation of GAAP equity included in MetLife, Inc.'s 2002 Annual Report on Form 10-K.

AT OR FOR THE YEAR ENDED                                        AUTO &
DECEMBER 31, 2001                  INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE
------------------------           -------------   ----------   ------   -------------   -----------
                                                         (DOLLARS IN MILLIONS)
Premiums.........................     $7,288         $4,563     $2,755       $846          $1,762
Universal life and
  investment-type product policy
  fees...........................        592          1,260         --         38              --
Net investment income............      3,967          6,165        200        267             390
Other revenues...................        649            495         22         16              42
Net investment gains (losses)....        (16)           853        (17)       (16)             (6)
Policyholder benefits and
  claims.........................      8,924          5,233      2,121        689           1,484
Interest credited to policyholder
  account balances...............      1,013          1,898         --         51             122
Policyholder dividends...........        259          1,767         --         36              24
Other expenses...................      1,746          2,747        800        329             491
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.....        538          1,691         39         46              67
Income from discontinued
  operations, net of income
  taxes..........................         21             36         --         --              --
Net income (loss)................        382          1,095         41         14              40

AT OR FOR THE YEAR ENDED             ASSET      CORPORATE &
DECEMBER 31, 2001                  MANAGEMENT      OTHER       TOTAL
------------------------           ----------   -----------   -------
                                         (DOLLARS IN MILLIONS)
Premiums.........................     $ --        $    (2)    $17,212
Universal life and
  investment-type product policy
  fees...........................       --             (1)      1,889
Net investment income............       71            127      11,187
Other revenues...................      198             85       1,507
Net investment gains (losses)....       25         (1,402)       (579)
Policyholder benefits and
  claims.........................       --              3      18,454
Interest credited to policyholder
  account balances...............       --             --       3,084
Policyholder dividends...........       --             --       2,086
Other expenses...................      252            657       7,022
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.....       42         (1,853)        570
Income from discontinued
  operations, net of income
  taxes..........................       --             50         107
Net income (loss)................       27         (1,126)        473

     The following table indicates amounts in the current and prior years that have been classified as discontinued operations in accordance with SFAS 144:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Net investment income
  Institutional.............................................   $  2     $ 33     $ 34
  Individual................................................      5       50       56
  Corporate & Other.........................................     45       77       79
                                                               ----     ----     ----
     Total net investment income............................   $ 52     $160     $169
                                                               ====     ====     ====
Net investment gains (losses)
  Institutional.............................................   $ 45     $156     $ --
  Individual................................................     43      262       --
  Corporate & Other.........................................    333      164       --
                                                               ----     ----     ----
     Total net investment gains (losses)....................   $421     $582     $ --
                                                               ====     ====     ====
Interest Expense
  Individual................................................   $  1     $  1     $ --
                                                               ----     ----     ----
     Total interest expense.................................   $  1     $  1     $ --
                                                               ====     ====     ====

     Economic Capital. Beginning in 2003, the Company changed its methodology of allocating capital to its business segments from Risk-Based Capital ("RBC") to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on RBC, an internally developed formula based on applying a multiple to the National Association of Insurance Commissioners Statutory Risk-Based Capital and included certain adjustments in accordance with accounting principles generally accepted in the United

                                 METLIFE, INC.

States of America ("GAAP"). Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

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

     The following table presents actual and pro forma net investment income with respect to the Company's segments for the years ended December 31, 2002 and 2001. The amounts shown as pro forma reflect net investment income that would have been reported in these years had the Company allocated capital based on Economic Capital rather than on the basis of RBC.

                             NET INVESTMENT INCOME

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                       2002                  2001
                                                -------------------   -------------------
                                                ACTUAL    PRO FORMA   ACTUAL    PRO FORMA
                                                -------   ---------   -------   ---------
                                                          (DOLLARS IN MILLIONS)
Institutional.................................  $ 3,918    $ 3,980    $ 3,967    $ 4,040
Individual....................................    6,244      6,155      6,165      6,078
Auto & Home...................................      177        160        200        184
International.................................      461        424        267        251
Reinsurance...................................      421        382        390        354
Asset Management..............................       59         71         71         89
Corporate & Other.............................      (19)        89        127        191
                                                -------    -------    -------    -------
  Total.......................................  $11,261    $11,261    $11,187    $11,187
                                                =======    =======    =======    =======

     The following table presents actual and pro forma assets for each of the Company's operating segments at December 31, 2002. The amounts shown as pro forma reflect assets that would have been reported in the prior year had the Company allocated capital based on Economic Capital rather than on the basis of RBC.

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
                                                              ========    ========

                                 METLIFE, INC.

---------------

(1) These balances reflect the allocation of capital using the RBC methodology, which differs from the original presentation of GAAP equity included in MetLife, Inc.'s 2002 Annual Report on Form 10-K.

     The Reinsurance segment's results of operations for the year ended December 31, 2003 include RGA's coinsurance agreement under which it assumed the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America. The transaction added approximately $246 million of premiums and $11 million of pre-tax income, excluding minority interest expense.

     The Individual segment's results of operations for the year ended December 31, 2003 includes a second quarter after-tax charge of $31 million resulting from certain improperly deferred expenses at an affiliate, New England Financial.

     The International segment's results of operations include the results of operations of Aseguradora Hidalgo S.A. ("Hidalgo"), a Mexican life insurer that was acquired on June 20, 2002. During the second quarter of 2003, as part of its acquisition and integration strategy, International completed the legal merger of Hidalgo into its original Mexican subsidiary, Seguros Genesis, S.A., forming MetLife Mexico, S.A. As a result of the merger of these companies, the Company recorded $62 million of after-tax earnings from the merger and a reduction in policyholder liabilities resulting from a change in reserve methodology.

     The Institutional, Individual, Reinsurance and Auto & Home segments for the year ended December 31, 2001 include $287 million, $24 million, $9 million and $5 million, respectively, of pre-tax losses associated with the September 11, 2001 tragedies. See Note 9.

     The Institutional, Individual and Auto & Home segments include $399 million, $97 million and $3 million, respectively, in pre-tax charges associated with business realignment initiatives for the year ended December 31, 2001. See
Note 10.

     The Individual segment for the year ended December 31, 2001 includes $118 million of pre-tax expenses associated with the establishment of a policyholder liability for certain group annuity policies.

     For the year ended December 31, 2001, pre-tax gross investment gains (losses) of $1,027 million, $142 million and $(1,172) million (comprised of a $354 million gain and an intercompany elimination of $(1,526) million), resulting from the sale of certain real estate properties from Metropolitan Life to Metropolitan Insurance and Annuity Company, a subsidiary of MetLife, Inc., are included in the Individual segment, Institutional segment and Corporate & Other, respectively.

     As part of the GenAmerica acquisition in 2000, the Company acquired Conning Corporation ("Conning"), the results of which are included in the Asset Management segment due to the types of products and strategies employed by the entity from its acquisition date to July 2001, the date of its disposition. The Company sold Conning, receiving $108 million in the transaction and reported a gain of approximately $25 million, in the third quarter of 2001.

     Corporate & Other includes various start-up and run-off entities, as well as the elimination of all intersegment amounts. The elimination of intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment reinsurance transactions.

     Net investment income and net investment gains(losses) are based upon the actual results of each segment's specifically identifiable asset portfolio adjusted for allocated capital. Other costs and operating costs were allocated to each of the segments based upon: (i) a review of the nature of such costs;
(ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company's product pricing.

     Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001. Revenues from U.S. operations were $32,312 million, $30,263 million and

                                 METLIFE, INC.

$29,525 million for the years ended December 31, 2003, 2002 and 2001, respectively, which represented 90%, 92% and 95%, respectively, of consolidated revenues.

19.  ACQUISITIONS AND DISPOSITIONS

     In September 2003, a subsidiary of the Company, Reinsurance Group of America, Incorporated ("RGA"), announced a coinsurance agreement under which it assumed the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America. The transaction closed during the fourth quarter of 2003 with an effective date retroactive to July 1, 2003. The transaction added approximately $278 billion of life reinsurance in-force, $246 million of premium and $11 million of income before income tax expense, excluding minority interest expense, to the fourth quarter of 2003.

     In June 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition. The Company's existing Mexico subsidiary and Hidalgo now operate as a combined entity under the name MetLife Mexico.

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

20.  DISCONTINUED OPERATIONS

     The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. In accordance with SFAS 144, income related to real estate classified as held-for-sale on or after January 1, 2002 is presented as discontinued operations. These assets are carried at the lower of cost or market.

     The following table presents the components of income from discontinued operations:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003     2002      2001
                                                              ------   -------   -------
                                                                (DOLLARS IN MILLIONS)
Investment income...........................................   $120     $ 458     $ 508
Investment expense..........................................    (68)     (298)     (339)
Net investment gains (losses)...............................    421       582        --
                                                               ----     -----     -----
  Total revenues............................................    473       742       169
Interest Expense............................................      1         1        --
Provision for income taxes..................................    172       270        62
                                                               ----     -----     -----
  Income from discontinued operations.......................   $300     $ 471     $ 107
                                                               ====     =====     =====

     The carrying value of real estate related to discontinued operations was $89 million and $799 million at December 31, 2003 and 2002, respectively. See
Note 18 for discontinued operations by business segment.

     Subsequent to December 31, 2003, MetLife entered into a marketing agreement to sell one of its real estate investments, the Sears Tower, and reclassified the property from Real Estate -- Held-for Investments to Real Estate -- Held-for Sale. The carrying value of the property as of December 31, 2003 is approximately $700 million.

                                 METLIFE, INC.

21.  FAIR VALUE INFORMATION

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

     Amounts related to the Company's financial instruments were as follows:

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2003                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $167,752    $167,752
  Equity securities....................................             $  1,598    $  1,598
  Mortgage loans on real estate........................             $ 26,249    $ 28,259
  Policy loans.........................................             $  8,749    $  8,749
  Short-term investments...............................             $  1,826    $  1,826
  Cash and cash equivalents............................             $  3,733    $  3,733
  Mortgage loan commitments............................   $  679    $     --    $     (4)
  Commitments to fund partnership investments..........   $1,380    $     --    $     --
Liabilities:
  Policyholder account balances........................             $ 63,957    $ 64,861
  Short-term debt......................................             $  3,642    $  3,642
  Long-term debt.......................................             $  5,703    $  6,041
  Shares subject to mandatory redemption...............             $    277    $    336
  Payable under securities loaned transactions.........             $ 27,083    $ 27,083

                                 METLIFE, INC.

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2002                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $140,288    $140,288
  Equity securities....................................             $  1,613    $  1,613
  Mortgage loans on real estate........................             $ 25,086    $ 27,778
  Policy loans.........................................             $  8,580    $  8,580
  Short-term investments...............................             $  1,921    $  1,921
  Cash and cash equivalents............................             $  2,323    $  2,323
  Mortgage loan commitments............................   $  859    $     --    $     12
  Commitments to fund partnership investments..........   $1,667    $     --    $     --
Liabilities:
  Policyholder account balances........................             $ 55,285    $ 55,909
  Short-term debt......................................             $  1,161    $  1,161
  Long-term debt.......................................             $  4,425    $  4,731
  Payable under securities loaned transactions.........             $ 17,862    $ 17,862
Other:
  Company-obligated mandatorily redeemable securities
     of subsidiary trusts..............................             $  1,265    $  1,337

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

                                 METLIFE, INC.

  POLICYHOLDER ACCOUNT BALANCES

     The fair value of policyholder account balances is estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued.

  SHORT-TERM AND LONG-TERM DEBT, PAYABLES UNDER SECURITIES LOANED TRANSACTIONS, SHARES SUBJECT TO MANDATORY REDEMPTION AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     The fair values of short-term and long-term debt, payables under securities loaned transactions, shares subject to mandatory redemption and Company-obligated mandatorily redeemable securities of subsidiary trusts are determined by discounting expected future cash flows using risk rates currently available for debt with similar terms and remaining maturities.

  DERIVATIVE FINANCIAL INSTRUMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Holding Company's management, with the participation of the Holding Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Holding Company's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled "Proposal One -- Election of Directors," "Corporate Governance -- Information about MetLife's Board of Directors, " and "Stock Ownership of Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in MetLife, Inc.'s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, to be filed by MetLife, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2003 (the "2004 Proxy Statement").

     The information called for by this Item pertaining to Executive Officers appears in "Part I -- Item 1. Business -- Executive Officers of the Registrant."

     The Company has adopted the MetLife Financial Management Code of Professional Conduct (the "Code"), a code of ethics as defined under Regulation S-K, that applies to the Company's chief executive offer, chief financial officer, chief accounting officer, corporate controller and all professionals in finance and finance-related departments. This Code is available on the Company's website at www.metlife.com on the corporate governance portion of the site. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting information about amendments to, or waivers from, a provision of the Code that apply to the Company's chief executive officer, chief financial officer, chief accounting officer, and corporate controller on the Company's website at the address above.

     Also  available on  the Company's  website are  the following  other items:
Employee Code of Business Conduct and Ethics, Directors' Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Governance Committee Charter (together with the Code, collectively, the "Governance Documents"). The Company will provide without charge upon written or oral request, a copy of any of such Governance Documents. Requests should be directed to Investor Relations, MetLife, Inc., One Madison Avenue, New York, New York 10010-3690, by electronic mail (metir@metlife.com) or by telephone 1-800-753-4904.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is incorporated herein by reference to the sections entitled "Stock Ownership of Directors and Executive Officers", "Ownership of MetLife Common Stock" and "Equity Compensation Plans Table" in the 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to the section entitled "Corporate Governance -- Certain Relationships and Related Transactions" in the 2004 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item is incorporated herein by reference to the section entitled "Proposal Five -- Ratification of Appointment of the Independent Auditor" in the 2004 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1.  Financial Statements

            The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 112.

        2.  Financial Statement Schedules

            The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 112.

        3.  Exhibits

            The  exhibits are listed  in the Exhibit Index  which begins on page
            E-1.

     (b) Reports on Form 8-K

        During the three months ended December 31, 2003, the following current reports were filed on Form 8-K:

        1. Form 8-K filed November 17, 2003 (dated November 17, 2003) regarding purchase by subsidiary of shares of Reinsurance Group of America, Incorporated and attaching press releases regarding (i) certain personnel changes, and (ii) intent to resume common stock repurchase activity.

        2.  Form 8-K filed November 21, 2003 (dated November 21, 2003) regarding
            offering   of   5.875%   senior   notes   and   attaching   relevant
            documentation.

        3. Form 8-K filed November 24, 2003 (dated November 24, 2003) regarding offering of 5.00% senior notes and attaching relevant documentation.

        4. Form 8-K filed December 8, 2003 (dated December 4, 2003) regarding decrease in percentage ownership of shares of Reinsurance Group of America, Incorporated and attaching press release regarding a contract to sell certain real estate.

        5.  Form   8-K  filed  December  15,  2003  (dated  December  12,  2003)
            announcing a new member of the board of directors.

                                 METLIFE, INC.

                                   SCHEDULE I

               CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN
                           INVESTMENTS IN AFFILIATES
                               DECEMBER 31, 2003
                             (DOLLARS IN MILLIONS)

                                                                                        AMOUNT AT
                                                          COST OR        ESTIMATED    WHICH SHOWN ON
                                                     AMORTIZED COST(1)   FAIR VALUE   BALANCE SHEET
                                                     -----------------   ----------   --------------
TYPE OF INVESTMENT
Fixed Maturities:
  Bonds:
     U.S. treasuries/agencies......................      $ 14,707         $ 15,945       $ 15,945
     State and political subdivisions..............         3,155            3,349          3,349
     Foreign government subsidiaries...............         7,789            8,764          8,764
     Public utilities..............................         7,566            7,885          7,885
     Convertibles and bonds with warrants
       attached....................................           252              265            265
     All other corporate bonds.....................        70,666           76,083         76,083
  Mortgage- and asset-backed securities............        53,095           54,348         54,348
  Other............................................           492              576            576
  Redeemable preferred stock.......................           611              537            537
                                                         --------         --------       --------
          Total fixed maturities...................       158,333          167,752        167,752
Equity Securities:
  Common stocks:
     Public Utilities..............................             9               21             21
     Banks, trust and insurance companies..........            20               22             22
     Industrial, miscellaneous and all other.......           591              909            909
  Non-Redeemable preferred stocks..................           602              646            646
                                                         --------         --------       --------
          Total equity securities..................         1,222            1,598          1,598
Mortgage loans on real estate......................        26,249           28,259         26,249
Policy loans.......................................         8,749            8,749          8,749
Real estate and real estate joint ventures.........         4,800              N/A          4,800
Real estate acquired in satisfaction of debt.......             3              N/A              3
Other limited partnership interests................         2,477              N/A          2,477
Short-term investments.............................         1,826            1,826          1,826
Other invested assets..............................         4,645               --          4,645
                                                         --------         --------       --------
          Total Investments........................      $208,304         $208,184       $218,099
                                                         ========         ========       ========

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

                                 METLIFE, INC.

                                  SCHEDULE II

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
BALANCE SHEET
ASSETS
Investments
  Fixed maturities, available-for-sale, at fair value
     (amortized cost: $1,524 and $1,222, respectively)......  $ 1,539   $ 1,235
  Short-term investments....................................        8        96
                                                              -------   -------
     Total Investments......................................    1,547     1,331
Cash and cash equivalents...................................      317        12
Investment in subsidiaries..................................   23,531    19,674
Loans to affiliates.........................................      510       500
Other assets................................................       67        31
                                                              -------   -------
     Total assets...........................................  $25,972   $21,548
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt -- unaffiliated.............................  $   106   $   249
Long-term debt -- unaffiliated..............................    3,957     2,240
Long-term debt -- affiliated................................       --     1,037
Payables under securities loaned transactions...............      562       478
Other liabilities...........................................      198       159
                                                              -------   -------
     Total liabilities......................................    4,823     4,163
     Total stockholders' equity.............................   21,149    17,385
                                                              -------   -------
     Total liabilities and stockholders' equity.............  $25,972   $21,548
                                                              =======   =======

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              -------   -------   ------
STATEMENT OF INCOME
Interest income.............................................  $   70    $   64    $  91
Investment gains (losses)...................................      (4)        2       --
Interest expense............................................    (193)     (162)    (104)
Other expenses..............................................     (45)      (43)     (40)
                                                              ------    ------    -----
  Loss before income tax benefit............................    (172)     (139)     (53)
Income tax benefit..........................................     (65)      (49)     (18)
Equity in earnings of subsidiaries..........................   2,050     1,224      401
Income from discontinued operations of subsidiaries, net of
  income taxes..............................................     300       471      107
Cumulative effect of change in accounting of subsidiaries,
  net of income taxes.......................................     (26)       --       --
                                                              ------    ------    -----
  Net Income................................................  $2,217    $1,605    $ 473
                                                              ======    ======    =====

                                 METLIFE, INC.

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
CONDENSED STATEMENT OF CASH FLOWS
Cash flows from operating activities:
Net income..................................................  $ 2,217   $ 1,605   $   473
Earnings of subsidiaries....................................   (2,324)   (1,695)     (508)
Dividends from subsidiaries.................................    1,728       986     3,785
Other, net..................................................       51      (190)      256
                                                              -------   -------   -------
     Net cash provided by operating activities..............    1,672       706     4,006
                                                              -------   -------   -------
Cash flows from investing activities:
Sale of fixed maturity securities...........................    1,333       917        --
Purchase of fixed maturity securities.......................   (1,631)   (2,147)       --
Net change in short-term investments........................       88       (96)      339
Repayment of mandatorially convertible note.................       --        --     1,006
Net change in payable under securities loaned
  transactions..............................................       84       478        --
Purchase of subsidiaries....................................   (2,112)   (2,355)   (1,293)
Capital contribution to subsidiaries........................     (239)     (595)     (870)
Loans to affiliate..........................................      (10)     (500)       --
Other, net..................................................     (168)       --        --
                                                              -------   -------   -------
     Net cash used in investing activities..................   (2,655)   (4,298)     (818)
                                                              -------   -------   -------
Cash flows from financing activities:
Settlement of common stock purchase contracts...............    1,006        --        --
Treasury stock acquired.....................................      (97)     (471)   (1,321)
Dividends paid..............................................     (175)     (147)     (145)
Long-term debt, issued......................................      697       992     1,248
Short-term debt, issued.....................................     (143)      249        --
                                                              -------   -------   -------
     Net cash provided (used) by financing activities.......    1,288       623      (218)
                                                              -------   -------   -------
Change in cash and cash equivalents.........................      305    (2,969)    2,970
Cash and cash equivalents, beginning of period..............       12     2,981        11
                                                              -------   -------   -------
Cash and cash equivalents, end of period....................  $   317   $    12   $ 2,981
                                                              =======   =======   =======
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
     Interest...............................................  $   155   $   158   $   107
                                                              =======   =======   =======
     Taxes..................................................  $   (90)  $    28   $    (9)
                                                              =======   =======   =======
Non-cash transactions during the year:
  MetLife Capital Trust I transactions......................  $ 1,037   $    --   $    --
                                                              =======   =======   =======

                                 METLIFE, INC.

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN MILLIONS)

                                          FUTURE POLICY
                                         BENEFITS, OTHER
                                          POLICYHOLDER
                                            FUNDS AND
                       DEFERRED POLICY    POLICYHOLDER     POLICYHOLDER   POLICYHOLDER
                         ACQUISITION        DIVIDEND         ACCOUNT       DIVIDENDS      UNEARNED     PREMIUM REVENUE
SEGMENT                     COSTS          OBLIGATION        BALANCES       PAYABLE      REVENUE(1)   AND POLICY CHARGES
-------                ---------------   ---------------   ------------   ------------   ----------   ------------------
2003
Institutional........      $   739          $ 33,776         $27,637         $  186         $  7           $ 9,728
Individual...........        8,817            57,331          42,087            860          876             5,933
Auto & Home..........          180             2,943              --             --           --             2,908
International........        1,046             4,735           2,441              3          110             1,950
Reinsurance..........        2,160             5,494           4,289             --           --             2,668
Asset Management.....           --                --              --             --           --                --
Corporate & Other....            1            (1,658)           (553)            --           --               (18)
                           -------          --------         -------         ------         ----           -------
                           $12,943          $102,621         $75,901         $1,049         $993           $23,169
                           =======          ========         =======         ======         ====           =======
2002
Institutional........      $   608          $ 32,516         $22,819         $  162         $  4           $ 8,869
Individual...........        8,521            56,118          38,832            863          856             5,886
Auto & Home..........          175             2,673              --             --           --             2,828
International........          945             3,919           1,959              5           47             1,655
Reinsurance..........        1,477             3,974           3,413             --           --             2,005
Asset Management.....           --                --              --             --           --                --
Corporate & Other....            1            (1,818)           (193)            --           --               (19)
                           -------          --------         -------         ------         ----           -------
                           $11,727          $ 97,382         $66,830         $1,030         $907           $21,224
                           =======          ========         =======         ======         ====           =======
2001
Institutional........      $   509          $ 30,944         $20,964         $  167         $  2           $ 7,880
Individual...........        8,757            52,468          34,945            874          855             5,823
Auto & Home..........          179             2,610              --             --           --             2,755
International........          525             2,696             718              5           20               884
Reinsurance..........        1,196             3,129           2,298             --           --             1,762
Asset Management.....           --                --              --             --           --                --
Corporate & Other....            1              (811)             (2)            --           --                (3)
                           -------          --------         -------         ------         ----           -------
                           $11,167          $ 91,036         $58,923         $1,046         $877           $19,101
                           =======          ========         =======         ======         ====           =======

---------------

(1) Amounts are included in Future Policy Benefits, Other Policyholder Funds and Policyholder Dividend Obligation.

                                 METLIFE, INC.

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN MILLIONS)

                                                                              AMORTIZATION OF
                                                         AMORTIZATION OF      DEFERRED POLICY
                                                         DEFERRED POLICY     ACQUISITION COSTS                 PREMIUMS
                       INVESTMENT     POLICYHOLDER      ACQUISITION COSTS     CHARGED AGAINST       OTHER      WRITTEN
                        INCOME,       BENEFITS AND         CHARGED TO         NET INVESTMENT      OPERATING   (EXCLUDING
SEGMENT                   NET       INTEREST CREDITED    OTHER EXPENSES       GAINS (LOSSES)      EXPENSES      LIFE)
-------                ----------   -----------------   -----------------   -------------------   ---------   ----------
2003
Institutional........   $ 4,038          $10,847             $   68                $ --            $1,914       $   --
Individual...........     6,201            6,976                718                 (31)            3,862           --
Auto & Home..........       158            2,139                436                  --               321        2,952
International........       502            1,597                225                  --               489          157
Reinsurance..........       473            2,320                371                  --               390           --
Asset Management.....        66               --                 --                  --               182           --
Corporate & Other....       198                4                 --                  --               300           --
                        -------          -------             ------                ----            ------       ------
                        $11,636          $23,883             $1,818                $(31)           $7,458       $3,109
                        =======          =======             ======                ====            ======       ======
2002
Institutional........   $ 3,918          $10,271             $   61                $ --            $1,585       $   --
Individual...........     6,244            7,013                744                  10             3,655           --
Auto & Home..........       177            2,019                431                  --               362        2,866
International........       461            1,467                128                  --               414          127
Reinsurance..........       421            1,700                275                  (5)              369           --
Asset Management.....        59               --                 --                  --               211           --
Corporate & Other....       (19)               3                 --                  --               722           --
                        -------          -------             ------                ----            ------       ------
                        $11,261          $22,473             $1,639                $  5            $7,318       $2,993
                        =======          =======             ======                ====            ======       ======
2001
Institutional........   $ 3,967          $ 9,937             $   64                $ --            $1,941       $   --
Individual...........     6,165            7,131                633                  21             3,881           --
Auto & Home..........       200            2,121                432                  --               368        2,779
International........       267              740                 64                  --               301          103
Reinsurance..........       390            1,606                220                   4               295           --
Asset Management.....        71               --                 --                  --               252           --
Corporate & Other....       127                3                 --                  --               657           --
                        -------          -------             ------                ----            ------       ------
                        $11,187          $21,538             $1,413                $ 25            $7,695       $2,882
                        =======          =======             ======                ====            ======       ======

                                 METLIFE, INC.

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN MILLIONS)

                                                                                         % AMOUNT
                                                                                         ASSUMED
                                     GROSS AMOUNT    CEDED      ASSUMED     NET AMOUNT    TO NET
                                     ------------   --------   ----------   ----------   --------
2003
Life insurance in force............   $2,520,700    $678,696   $1,354,410   $3,196,414     42.4%
                                      ==========    ========   ==========   ==========
Insurance Premium
Life insurance.....................   $   12,536    $  2,043   $    3,572   $   14,065     25.4%
Accident and health................        3,724         277           90        3,537      2.5%
Property and casualty insurance....        3,136         109           44        3,071      1.4%
                                      ----------    --------   ----------   ----------
     Total insurance premium.......   $   19,396    $  2,429   $    3,706   $   20,673     17.9%
                                      ==========    ========   ==========   ==========

                                                                                         % AMOUNT
                                                                                         ASSUMED
                                       GROSS AMOUNT    CEDED     ASSUMED    NET AMOUNT    TO NET
                                       ------------   --------   --------   ----------   --------
2002
Life insurance in force..............   $2,440,655    $575,567   $834,977   $2,700,065     30.9%
                                        ==========    ========   ========   ==========
Insurance Premium
Life insurance.......................   $   12,299    $  1,962   $  2,731   $   13,068     20.9%
Accident and health..................        3,200         286        140        3,054      4.6%
Property and casualty insurance......        2,940         107        122        2,955      4.1%
                                        ----------    --------   --------   ----------
     Total insurance premium.........   $   18,439    $  2,355   $  2,993   $   19,077     15.7%
                                        ==========    ========   ========   ==========

                                                                                         % AMOUNT
                                                                                         ASSUMED
                                       GROSS AMOUNT    CEDED     ASSUMED    NET AMOUNT    TO NET
                                       ------------   --------   --------   ----------   --------
2001
Life insurance in force..............   $2,110,411    $479,440   $669,923   $2,300,894     29.1%
                                        ==========    ========   ========   ==========
Insurance Premium
Life insurance.......................   $   11,057    $  1,641   $  2,195   $   11,611     18.9%
Accident and health..................        2,906         317        155        2,744      5.6%
Property and casualty insurance......        2,369          69        557        2,857     19.5%
                                        ----------    --------   --------   ----------
     Total insurance premium.........   $   16,332    $  2,027   $  2,907   $   17,212     16.9%
                                        ==========    ========   ========   ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2004

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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----



       /s/ ROBERT H. BENMOSCHE           Chairman of the Board, President      March 5, 2004
-------------------------------------       and Chief Executive Officer
         Robert H. Benmosche               (Principal Executive Officer)




       /s/ CURTIS H. BARNETTE                        Director                  March 5, 2004
-------------------------------------
         Curtis H. Barnette




        /s/ JOHN C. DANFORTH                         Director                  March 5, 2004
-------------------------------------
          John C. Danforth




       /s/ BURTON A. DOLE, JR.                       Director                  March 5, 2004
-------------------------------------
         Burton A. Dole, Jr.




         /s/ CHERYL W. GRISE                         Director                  March 5, 2004
-------------------------------------
           Cheryl W. Grise




        /s/ JAMES R. HOUGHTON                        Director                  March 5, 2004
-------------------------------------
          James R. Houghton




         /s/ HARRY P. KAMEN                          Director                  March 5, 2004
-------------------------------------
           Harry P. Kamen




        /s/ HELENE L. KAPLAN                         Director                  March 5, 2004
-------------------------------------
          Helene L. Kaplan




          /s/ JOHN M. KEANE                          Director                  March 5, 2004
-------------------------------------
            John M. Keane




       /s/ CATHERINE R. KINNEY                       Director                  March 5, 2004
-------------------------------------
         Catherine R. Kinney

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----





       /s/ CHARLES M. LEIGHTON                       Director                  March 5, 2004
-------------------------------------
         Charles M. Leighton




        /s/ SYLVIA M. MATHEWS                        Director                  March 5, 2004
-------------------------------------
          Sylvia M. Mathews




        /s/ STEWART G. NAGLER               Vice Chairman of the Board         March 5, 2004
-------------------------------------
          Stewart G. Nagler




       /s/ JOHN J. PHELAN, JR.                       Director                  March 5, 2004
-------------------------------------
         John J. Phelan, Jr.




          /s/ HUGH B. PRICE                          Director                  March 5, 2004
-------------------------------------
            Hugh B. Price




      /s/ KENTON J. SICCHITANO                       Director                  March 5, 2004
-------------------------------------
        Kenton J. Sicchitano




     /s/ WILLIAM C. STEERE, JR.                      Director                  March 5, 2004
-------------------------------------
       William C. Steere, Jr.




       /s/ WILLIAM J. WHEELER              Executive Vice-President and        March 5, 2004
-------------------------------------         Chief Financial Officer
         William J. Wheeler                (Principal Financial Officer)




    /s/ JOSEPH J. PROCHASKA, JR.              Senior Vice-President,           March 5, 2004
-------------------------------------         Finance Operations and
      Joseph J. Prochaska, Jr.               Chief Accounting Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
 2.1      --    Plan of Reorganization (Incorporated by reference to Exhibit
                2.1 to MetLife, Inc.'s Registration Statement on Form S-1
                (No. 333-91517) (the "S-1 Registration Statement")).........
 2.2      --    Amendment to Plan of Reorganization dated as of March 9,
                2000 (Incorporated by reference to Exhibit 2.2 to the S-1
                Registration Statement).....................................
 3.1      --    Amended and Restated Certificate of Incorporation of
                MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to
                MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
                year ended December 31, 2000 (the "2000 Annual Report"))....
 3.2      --    Amended and Restated By-Laws of MetLife, Inc. (Effective
                January 21, 2004)...........................................
 4.1(a)   --    Indenture dated as of November 9, 2001 between MetLife, Inc.
                and Bank One Trust Company, N.A. (predecessor to J.P. Morgan
                Trust Company, National Association) relating to Senior Debt
                Securities (Incorporated by reference to Exhibit 4.1 to
                MetLife, Inc.'s Current Report on Form 8-K dated November
                28, 2001 (the "2001 Form 8-K")).............................
 4.1(b)   --    Form of Indenture for Senior Debt Securities between
                MetLife, Inc. and one or more banking institutions to be
                qualified as Trustee pursuant to Section 305(b)(2) of the
                Trust Indenture Act of 1939 (Incorporated by reference to
                Exhibit 4.1(a), except for the name of the trustee).........
 4.2      --    First Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 5.25% Senior Notes due December
                1, 2006 (Incorporated by reference to Exhibit 4.2 to the
                2001 Form 8-K)..............................................
 4.3      --    Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 6.125% Senior Notes due
                December 1, 2011 (Incorporated by reference to Exhibit 4.3 to the 2001 Form 8-K).......................................
 4.4      --    Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 5.375% Senior Notes due
                December 15, 2012 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated December
                17, 2002 (the "2002 Form 8-K")).............................
 4.5      --    Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 6.50% Senior Notes due December
                15, 2032 (Incorporated by reference to Exhibit 4.2 to the
                2002 Form 8-K)..............................................
 4.6      --    Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.) relating to the 5.875% Senior Notes due
                November 21, 2033 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated November
                21, 2003 (the "Retail Form 8-K")............................
 4.7      --    Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.) relating to the 5.00% Senior Notes due
                November 24, 2013 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated November
                24, 2003 (the "Institutional Form 8-K").....................
 4.8(a)   --    Form of Indenture between MetLife, Inc. and J.P. Morgan
                Trust Company, National Association (as successor to Bank
                One Trust Company, N.A.) relating to Subordinated Debt
                Securities (Incorporated by reference to Exhibit 4.2 to
                MetLife, Inc.'s, MetLife Capital Trust II's and MetLife
                Capital Trust III's Registration Statement on Form S-3 (Nos.
                333-61282, 333-61282-01 and 333-61282-02) (the "2001 S-3
                Registration Statement"))...................................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
 4.8(b)   --    Form of Indenture for Subordinated Debt Securities between
                MetLife, Inc. and one or more banking institutions to be
                qualified as Trustee pursuant to Section 305(b)(2) of the
                Trust Indenture Act of 1939 (Incorporated by reference to
                Exhibit 4.8(a), except for the name of the trustee).........
 4.9      --    Form of 5.25% Senior Note due December 1, 2006 (Included in
                Exhibit 4.2 incorporated by reference to Exhibit 4.2 to the
                2001 Form 8-K)..............................................
 4.10     --    Form of 6.125% Senior Note due December 1, 2011 (Included in
                Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the
                2001 Form 8-K)..............................................
 4.11     --    Form of 5.375% Senior Note due December 15, 2012 (Included
                in Exhibit 4.4 incorporated by reference to Exhibit 4.1 to the 2002 Form 8-K)..........................................
 4.12     --    Form of 6.50% Senior Note due December 15, 2032 (Included in
                Exhibit 4.5 incorporated by reference to Exhibit 4.2 to the
                2002 Form 8-K)..............................................
 4.13     --    Form of 5.875% Senior Note due November 21, 2033 (Included
                in Exhibit 4.6 incorporated by reference to Exhibit 4.2 to the Retail Form 8-K)........................................
 4.14     --    Form of 5.00% Senior Note due November 24, 2013 (Included in
                Exhibit 4.7 incorporated by reference to Exhibit 4.2 to the
                Institutional Form 8-K).....................................
 4.15     --    Certificate of Trust of MetLife Capital Trust II
                (Incorporated by reference to Exhibit 4.6 to the 2001 S-3
                Registration Statement).....................................
 4.16     --    Certificate of Trust of MetLife Capital Trust III
                (Incorporated by reference to Exhibit 4.7 to the 2001 S-3
                Registration Statement).....................................
 4.17     --    Certificate of Amendment to Certificate of Trust of MetLife
                Capital Trust II (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.'s, MetLife Capital Trust II's and MetLife
                Capital Trust III's Registration Statement on Form S-3 (Nos.
                333-112073, 333-112073-01 and 333-112073-02) (the "2004 S-3
                Registration Statement"))...................................
 4.18     --    Certificate of Amendment to Certificate of Trust of MetLife
                Capital Trust III (Incorporated by reference to Exhibit 4.6 to the 2004 S-3 Registration Statement).....................
 4.19     --    Declaration of Trust of MetLife Capital Trust II
                (Incorporated by reference to Exhibit 4.8 to the 2001 S-3
                Registration Statement).....................................
 4.20     --    Declaration of Trust of MetLife Capital Trust III
                (Incorporated by reference to Exhibit 4.9 to the 2001 S-3
                Registration Statement).....................................
 4.21     --    Removal and Appointment of Trustees of MetLife Capital Trust
                II (Incorporated by reference to Exhibit 4.9 to the 2004 S-3
                Registration Statement).....................................
 4.22     --    Removal and Appointment of Trustees of MetLife Capital Trust
                III (Incorporated by reference to Exhibit 4.10 to the 2004
                S-3 Registration Statement).................................
 4.23     --    Form of Amended and Restated Declaration of Trust of MetLife
                Capital Trust II (Incorporated by reference to Exhibit 4.10 to the 2001 S-3 Registration Statement).....................
 4.24     --    Form of Amended and Restated Declaration of Trust of MetLife
                Capital Trust III (Incorporated by reference to Exhibit 4.11 to the 2001 S-3 Registration Statement).....................
 4.25     --    Form of Trust Preferred Security Certificate of MetLife
                Capital Trust II (Included in Exhibit 4.23 incorporated by reference to Exhibit 4.10 to the 2001 S-3 Registration
                Statement)..................................................
 4.26     --    Form of Trust Preferred Security Certificate of MetLife
                Capital Trust III (Included in Exhibit 4.24 incorporated by reference to Exhibit 4.11 to the 2001 S-3 Registration
                Statement)..................................................
 4.27     --    Form of Trust Preferred Securities Guarantee Agreement for
                MetLife Capital Trust II (Incorporated by reference to
                Exhibit 4.14 to the 2001 S-3 Registration Statement)........
 4.28     --    Form of Trust Preferred Securities Guarantee Agreement for
                MetLife Capital Trust III (Incorporated by reference to
                Exhibit 4.15 to the 2001 S-3 Registration Statement)........
 4.29     --    Form of Common Securities Guarantee Agreement for MetLife
                Capital Trust II (Incorporated by reference to Exhibit 4.16 to the 2001 S-3 Registration Statement).....................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
 4.30     --    Form of Common Securities Guarantee Agreement for MetLife
                Capital Trust III (Incorporated by reference to Exhibit 4.17 to the 2001 S-3 Registration Statement).....................
 4.31     --    Form of Certificate for Common Stock, par value $0.01 per
                share (Incorporated by reference to Exhibit 4.1 to the S-1
                Registration Statement).....................................
 4.32     --    Indenture between MetLife, Inc. and The Bank of New York, as trustee, relating to the debt securities (Incorporated by
                reference to Exhibit 4.2 to the 2000 Annual Report).........
 4.33     --    First Supplemental Indenture between MetLife, Inc. and The
                Bank of New York, as trustee, relating to the Debentures
                (Incorporated by reference to Exhibit 4.3 to the 2000 Annual
                Report).....................................................
 4.34     --    Certificate of Trust of MetLife Capital Trust I
                (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.'s and MetLife Capital Trust I's Registration Statement on Form
                S-1 (Nos. 333-32074 and 333-32074-01) (the "Trust
                Registration Statement"))...................................
 4.35     --    Declaration of Trust of MetLife Capital Trust I
                (Incorporated by reference to Exhibit 4.4 to the Trust
                Registration Statement).....................................
 4.36     --    Amended and Restated Declaration of Trust of MetLife Capital
                Trust I (Incorporated by reference to Exhibit 4.6 to the
                2000 Annual Report).........................................
 4.37     --    Capital Securities Guarantee Agreement for MetLife Capital
                Trust I (Incorporated by reference to Exhibit 4.7 to the
                2000 Annual Report).........................................
 4.38     --    Capital Security Certificate of MetLife Capital Trust I
                (Included in Exhibit 4.36 incorporated by reference to
                Exhibit 4.6 to the 2000 Annual Report)......................
 4.39     --    Purchase Contract Agreement (Incorporated by reference to
                Exhibit 4.9 to the 2000 Annual Report)......................
 4.40     --    Pledge Agreement (Incorporated by reference to Exhibit 4.10 to the 2000 Annual Report)..................................
 4.41     --    Form of Debenture (Included in Exhibit 4.33 incorporated by reference to Exhibit 4.3 to the 2000 Annual Report).........
 4.42     --    Form of Normal Unit (Included in Exhibit 4.39 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
 4.43     --    Form of Stripped Unit (Included in Exhibit 4.39 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
 4.44     --    Common Securities Guarantee Agreement (Incorporated by
                reference to Exhibit 4.14 to the 2000 Annual Report)........
 4.45     --    Rights Agreement (Incorporated by reference to Exhibit 10.6 to the 2000 Annual Report)..................................
 4.46     --    Form of Certificate of Designation (Included as Exhibit A of
                Exhibit 4.45)...............................................
 4.47     --    Form of Right Certificate (Included as Exhibit B of Exhibit
                4.45).......................................................
 4.48     --    Form of Warrant Agreement (Incorporated by reference to
                Exhibit 4.23 to the 2004 S-3 Registration Statement)**......
 4.49     --    Form of Deposit Agreement (Incorporated by reference to
                Exhibit 4.24 to the 2004 S-3 Registration Statement)**......
 4.50     --    Form of Depositary Receipt (Included in Exhibit 4.49)**.....
 4.51     --    Form of Purchase Contract Agreement (Incorporated by
                reference to Exhibit 4.26 to the 2004 S-3 Registration
                Statement)**................................................
 4.52     --    Form of Pledge Agreement (Incorporated by reference to
                Exhibit 4.27 to the 2004 S-3 Registration Statement)**......
 4.53     --    Form of Unit Agreement (Incorporated by reference to Exhibit
                4.28 to the 2004 S-3 Registration Statement)**..............
 4.54     --    Form of Capital Note (Incorporated by reference to Exhibit
                10.44 to the S-1 Registration Statement)....................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.1      --    Form of Amended and Restated Employment Continuation
                Agreement with Messrs. Benmosche, Nagler and Clark
                (Incorporated by reference to Exhibit 10.8 to MetLife,
                Inc.'s Annual Report on Form 10-K for the fiscal year ended
                December 31, 2001 (the "2001 Annual Report"))*..............
10.2      --    Form of Amended and Restated Employment Continuation
                Agreement with Messrs. Beller, Henrikson and Toppeta
                (Incorporated by reference to Exhibit 10.9 to the 2001
                Annual Report)*.............................................
10.3      --    Amended and Restated Employment Continuation Agreement with
                Ms. Rein (Incorporated by reference to Exhibit 10.17 to the
                2001 Annual Report)*........................................
10.4      --    Amended and Restated Employment Continuation Agreement with
                Ms. Weber (Incorporated by reference to Exhibit 10.58 to the
                2001 Annual Report)*........................................
10.5      --    Amended and Restated Employment Continuation Agreement with
                Mr. Cavanagh (Incorporated by reference to Exhibit 10.48 to
                MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
                year ended December 31, 2002 (the "2002 Annual Report")*....
10.6      --    Form of Employment Continuation Agreement with Messrs.
                Launer and Lipscomb (Incorporated by reference to Exhibit
                10.1 to MetLife, Inc.'s Quarterly Report on Form 10-Q for
                the quarter ended September 30, 2003 (the "Third Quarter
                2003 10-Q")*................................................
10.7      --    Form of Employment Continuation Agreement with Mr.
                Wheeler*....................................................
10.8      --    Separation Agreement, Waiver and General Release dated July
                16, 2002 by and between Metropolitan Life Insurance Company and James M. Benson (Incorporated by reference to Exhibit
                10.3 to MetLife, Inc.'s Quarterly Report on Form 10-Q for
                the quarter ended September 30, 2002 (the "Third Quarter
                2002 10-Q"))*...............................................
10.9      --    Agreement, Waiver and General Release dated August 26, 2003 between MetLife Group, Inc. and Gerald Clark *..............
10.10     --    MetLife, Inc. 2000 Stock Incentive Plan, as amended and
                restated March 28, 2000 (Incorporated by reference to
                Exhibit 10.7 to the S-1 Registration Statement)*............
10.11     --    MetLife, Inc. 2000 Stock Incentive Plan, as amended
                effective February 8, 2002 (Incorporated by reference to
                Exhibit 10.13 to the 2001 Annual Report)*...................
10.12     --    Form of Management Stock Option Agreement (Incorporated by
                reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2002 (the
                "Second Quarter 2002 10-Q"))*...............................
10.13     --    Form of Director Stock Option Agreement (Incorporated by
                reference to Exhibit 10.3 to the Second Quarter 2002
                10-Q)*......................................................
10.14     --    MetLife, Inc. 2000 Directors Stock Plan, as amended and
                restated March 28, 2000 (Incorporated by reference to
                Exhibit 10.8 to the S-1 Registration Statement)*............
10.15     --    MetLife, Inc. 2000 Directors Stock Plan, as amended
                effective February 8, 2002 (Incorporated by reference to
                Exhibit 10.16 to the 2001 Annual Report)*...................
10.16     --    Policyholder Trust Agreement (Incorporated by reference to
                Exhibit 10.12 to the S-1 Registration Statement)............
10.17     --    Restatement of the Excess Asbestos Indemnity Insurance
                Policy, dated as of December 31, 1998, between Stockwood
                Reinsurance Company, Ltd. and Metropolitan Life Insurance
                Company (Incorporated by reference to Exhibit 10.13 to the
                S-1 Registration Statement).................................
10.18     --    Restatement of the Excess Asbestos Indemnity Insurance
                Policy, dated as of December 31, 1998, between European
                Reinsurance Corporation of America and Metropolitan Life
                Insurance Company (Incorporated by reference to Exhibit
                10.14 to the S-1 Registration Statement)....................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.19     --    Restatement of the Excess Asbestos Indemnity Insurance
                Policy, dated as of December 31, 1998, between Granite State
                Insurance Company and Metropolitan Life Insurance Company
                (Incorporated by reference to Exhibit 10.16 to the S-1
                Registration Statement).....................................
10.20     --    Amended and Restated Aggregate Excess of Loss Reinsurance
                Agreement, dated as of March 1, 2000 between American
                International Life Assurance Company of New York and
                Metropolitan Life Insurance Company (Incorporated by
                reference to Exhibit 10.1 to the MetLife, Inc. Quarterly
                Report on Form 10-Q for the quarter ended March 31, 2000
                (the "First Quarter 2000 10-Q"))............................
10.21     --    Amended and Restated Aggregate Excess of Loss Reinsurance
                Agreement, dated as of March 1, 2000, between Stockwood
                Reinsurance Company, Ltd. and Metropolitan Life Insurance
                Company (Incorporated by reference to Exhibit 10.2 to the
                First Quarter 2000 10-Q)....................................
10.22     --    Five-Year Credit Agreement, dated as of April 27, 1998, and as amended as of April 26, 1999, among Metropolitan Life
                Insurance Company, MetLife Funding, Inc. and the other
                parties signatory thereto (Incorporated by reference to
                Exhibit 10.18 to the S-1 Registration Statement)............
10.23     --    Amendment No. 2, dated as of June 30, 2000, to the Five Year
                Credit Agreement, among Metropolitan Life Insurance Company,
                MetLife Funding, Inc. and the other parties signatory
                thereto (Incorporated by reference to Exhibit 10.20 to the
                2000 Annual Report).........................................
10.24     --    Credit Agreement, dated as of April 23, 2002 (the
                "Three-Year Credit Agreement"), among MetLife, Inc.,
                Metropolitan Life Insurance Company, MetLife Funding, Inc.
                and other parties signatory thereto (Incorporated by
                reference to Exhibit 10.1 to the Second Quarter 2002
                10-Q).......................................................
10.25     --    First Amendment to the Three-Year Credit Agreement, dated as of December 19, 2003, among MetLife, Inc., Metropolitan Life
                Insurance Company, MetLife Funding, Inc. and the other
                parties signatory thereto...................................
10.26     --    Credit Agreement, dated as of April 25, 2003, among MetLife,
                Inc., Metropolitan Life Insurance Company, MetLife Funding,
                Inc. and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2003 (the
                "Second Quarter 2003 10-Q").................................
10.27     --    Stipulation of Settlement, as amended, relating to
                Metropolitan Life Insurance Company Sales Practices
                Litigation (Incorporated by reference to Exhibit 10.21 to
                the S-1 Registration Statement).............................
10.28     --    Regulatory Settlement Agreement dated as of August 29, 2002, by and between Metropolitan Life Insurance Company and the
                State of New York Insurance Department, along with the
                insurance regulators of each of the states of the United
                States and of the District of Columbia that adopt, approve and agree to the Regulatory Settlement Agreement
                (Incorporated by reference to Exhibit 10.1 to the Third
                Quarter 2002 10-Q)..........................................
10.29     --    Stipulation of Settlement dated August 29, 2002, by and
                between Thompson et al., as Plaintiffs in their individual and representative capacities, and Metropolitan Life
                Insurance Company, as Defendant (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2002 10-Q).............
10.30     --    Long Term Performance Compensation Plan (for performance
                periods starting on or after April 1, 2001, as amended)
                (Incorporated by reference to Exhibit 10.24 to the 2002
                Annual Report)*.............................................
10.31     --    Long Term Performance Compensation Plan (for performance
                periods starting on or after January 1, 2000) (Incorporated by reference to Exhibit 10.24 to the S-1 Registration
                Statement)*.................................................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.32     --    Annual Variable Incentive Plan (for performance periods
                starting on or after January 1, 2003) (Incorporated by
                reference to Exhibit 10.27 to the 2002 Annual Report)*......
10.33     --    Metropolitan Life Auxiliary Savings and Investment Plan,
                restated effective through August 15, 1998 (Incorporated by reference to Exhibit 10.31 to the S-1 Registration
                Statement)*.................................................
10.34     --    Amendment to the Metropolitan Life Auxiliary Savings and
                Investment Plan, effective September 11, 2001 (Incorporated by reference to Exhibit 10.38 to the 2001 Annual Report)*...
10.35     --    Amendment to the Metropolitan Life Auxiliary Savings and
                Investment Plan, effective November 8, 2002 (Incorporated by reference to Exhibit 10.31 to the 2002 Annual Report)*......
10.36     --    Amendment to the Metropolitan Life Auxiliary Savings and
                Investment Plan, effective January 1, 2003 (Incorporated by reference to Exhibit 10.32 to the 2002 Annual Report)*......
10.37     --    Amendment to the Metropolitan Life Auxiliary Savings and
                Investment Plan, effective January 1, 2003 (Incorporated by reference to Exhibit 10.33 to the 2002 Annual Report)*......
10.38     --    Amendment to the Metropolitan Life Auxiliary Savings and
                Investment Plan, effective January 1, 2003 (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2003
                10-Q)*......................................................
10.39     --    Metropolitan Life Auxiliary Savings and Investment Plan (As
                restated, effective December 15, 2003)*.....................
10.40     --    Metropolitan Life Supplemental Auxiliary Savings and
                Investment Plan (as amended and restated as of September 1,
                1998) and Amendment thereto (Incorporated by reference to
                Exhibit 10.32 to the S-1 Registration Statement)*...........
10.41     --    Amendment to the Metropolitan Life Supplemental Auxiliary
                Savings and Investment Plan (Incorporated by reference to
                Exhibit 10.60 to the 2000 Annual Report)*...................
10.42     --    Amendment to the Metropolitan Life Supplemental Auxiliary
                Savings and Investment Plan, effective September 11, 2001
                (Incorporated by reference to Exhibit 10.40 to the 2001
                Annual Report)*.............................................
10.43     --    Amendment to the Metropolitan Life Supplemental Auxiliary
                Savings and Investment Plan, effective January 1, 2003
                (Incorporated by reference to Exhibit 10.37 to the 2002
                Annual Report)*.............................................
10.44     --    Amendment to the Metropolitan Life Supplemental Auxiliary
                Savings and Investment Plan, effective January 1, 2003
                (Incorporated by reference to Exhibit 10.38 to the 2002
                Annual Report)*.............................................
10.45     --    Amendment to the Metropolitan Life Supplemental Auxiliary
                Savings and Investment Plan, effective January 1, 2003
                (Incorporated by reference to Exhibit 10.3 to the Third
                Quarter 2003 10-Q)*.........................................
10.46     --    Metropolitan Life Supplemental Auxiliary Savings and
                Investment Plan (as amended and restated as of December 15,
                2003)*......................................................
10.47     --    1993 Fiscal Agency Agreement between Metropolitan Life
                Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 1, 1993 (Incorporated by reference to Exhibit
                10.45 to the S-1 Registration Statement)....................
10.48     --    1995 Fiscal Agency Agreement between Metropolitan Life
                Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 13, 1995 (Incorporated by reference to
                Exhibit 10.46 to the S-1 Registration Statement)............
10.49     --    Fiscal Agency Agreement between New England Mutual Life
                Insurance Company and The First National Bank of Boston,
                dated as of February 10, 1994 (Incorporated by reference to
                Exhibit 10.47 to the S-1 Registration Statement)............

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.50     --    Fiscal Agency Agreement between General American Life
                Insurance Company and The Bank of New York, dated as of
                January 24, 1994 (Incorporated by reference to Exhibit 10.48 to the S-1 Registration Statement)..........................
10.51     --    MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003 (Incorporated by
                reference to Exhibit 10.5 to the Third Quarter 2003
                10-Q)*......................................................
10.52     --    MetLife Deferred Compensation Plan for Officers, as amended and restated, effective October 22, 2002 (Incorporated by
                reference to Exhibit 10.4 to the Third Quarter 2002
                10-Q)*......................................................
10.53     --    MetLife Deferred Compensation Plan 2003 for Outside
                Directors, effective January 1, 2003 (Incorporated by
                reference to Exhibit 10.50 to the 2002 Annual Report)*......
10.54     --    MetLife Deferred Compensation Plan 2003 for Outside
                Directors, as amended September 2003 (Incorporated by
                reference to Exhibit 10.4 to the Third Quarter 2003
                10-Q)*......................................................
10.55     --    MetLife Deferred Compensation Plan 2004 for Outside
                Directors, effective December 9, 2003*......................
10.56     --    General American Life Insurance Company Directors' Deferred
                Savings Plan for Non-Employee Directors 2002 (Incorporated
                by reference to Exhibit 10.67 to the 2001 Annual Report)*...
10.57     --    MetLife Auxiliary Pension Plan, effective January 1, 2003
                (Incorporated by reference to Exhibit 10.53 to the 2002
                Annual Report)*.............................................
10.58     --    Amendment to the MetLife Auxiliary Pension Plan, effective
                January 1, 2003 (Incorporated by reference to Exhibit 10.54 to the 2002 Annual Report)*.................................
10.59     --    MetLife Auxiliary Pension Plan dated October 31, 2003 (as
                amended and restated, effective January 1, 2003)*...........
12.1      --    Statement re: Computation of Ratios of Earnings to Fixed
                Charges.....................................................
21.1      --    Subsidiaries of the Registrant..............................
23.1      --    Consent of Deloitte & Touche LLP............................
31.1      --    Certification of Chief Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.......................
31.2      --    Certification of Chief Financial Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.......................
32.1      --    Certification of Chief Executive Officer Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.......................
32.2      --    Certification of Chief Financial Officer Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.......................

---------------

 * Indicates management contracts or compensatory plans or arrangements.

** Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.