Form 10-Q
period 2004-03-31
METLIFE INC
filed 2004-05-05
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ----------------

                        COMMISSION FILE NUMBER: 001-15787

                                  METLIFE, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-4075851
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)


   One Madison Avenue, New York, NY                              10010
       (Address of principal                                  (Zip Code)
          executive offices)

                                 (212) 578-2211
                        (Registrant's telephone number,
                              including area code)

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

YES [X] NO [ ]

At May 3, 2004, 755,839,663 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                                                                 Page
        PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS..........................................................................     4

            Unaudited Interim Condensed Consolidated Balance Sheets at March 31, 2004
            and December 31, 2003..............................................................................     4

            Unaudited Interim Condensed Consolidated Statements of Income for the Three Months Ended March
            31, 2004 and 2003..................................................................................     5

            Unaudited Interim Condensed Consolidated Statement of Stockholders' Equity for the Three Months
            Ended March 31, 2004...............................................................................     6

            Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2004 and 2003............................................................................     7

            Notes to Unaudited Interim Condensed Consolidated Financial Statements.............................     8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........    35

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................    77

         ITEM 4. CONTROLS AND PROCEDURES.......................................................................    77

        PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.............................................................................    77

         ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES..............    80

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................   81

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................   83

         Signatures.............................................................................................   84

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.

             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           MARCH 31,      DECEMBER 31,
                                                                                             2004             2003
                                                                                           ---------      ------------
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value (amortized cost:
      $162,385 and $158,333, respectively)                                                 $ 174,100      $    167,752
   Equity securities, at fair value (cost: $1,384 and $1,222, respectively)                    1,756             1,598
   Mortgage loans on real estate                                                              26,562            26,249
   Policy loans                                                                                8,758             8,749
   Real estate and real estate joint ventures held-for-investment                              3,995             3,893
   Real estate held-for-sale                                                                     704               787
   Other limited partnership interests                                                         2,549             2,600
   Short-term investments                                                                      1,998             1,826
   Other invested assets                                                                       5,094             4,645
                                                                                           ---------      ------------
      Total investments                                                                      225,516           218,099
Cash and cash equivalents                                                                      3,146             3,733
Accrued investment income                                                                      2,337             2,186
Premiums and other receivables                                                                 7,554             7,047
Deferred policy acquisition costs                                                             13,020            12,943
Other assets                                                                                   7,304             7,077
Separate account assets                                                                       78,336            75,756
                                                                                           ---------      ------------
      Total assets                                                                         $ 337,213      $    326,841
                                                                                           =========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Future policy benefits                                                                  $  96,595      $     94,148
   Policyholder account balances                                                              77,981            75,901
   Other policyholder funds                                                                    6,662             6,343
   Policyholder dividends payable                                                                986             1,049
   Policyholder dividend obligation                                                            2,667             2,130
   Short-term debt                                                                             3,068             3,642
   Long-term debt                                                                              5,707             5,703
   Shares subject to mandatory redemption                                                        277               277
   Current income taxes payable                                                                  639               652
   Deferred income taxes payable                                                               2,851             2,399
   Payables under securities loaned transactions                                              28,045            27,083
   Other liabilities                                                                          11,126            10,609
   Separate account liabilities                                                               78,336            75,756
                                                                                           ---------      ------------
      Total liabilities                                                                      314,940           305,692
                                                                                           ---------      ------------

Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares
   authorized; none issued                                                                        --                --
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized;
   786,766,664 shares issued at March 31, 2004 and December 31, 2003; 755,416,958 shares outstanding at March 31, 2004 and 757,186,137 shares
   outstanding at December 31, 2003                                                                8                 8
Additional paid-in capital                                                                    15,001            14,991
Retained earnings                                                                              4,716             4,193
Treasury stock, at cost; 31,349,706 shares at March 31, 2004
   and 29,580,527 shares at December 31, 2003                                                   (896)             (835)
Accumulated other comprehensive income                                                         3,444             2,792
                                                                                           ---------      ------------
      Total stockholders' equity                                                              22,273            21,149
                                                                                           ---------      ------------
      Total liabilities and stockholders' equity                                           $ 337,213      $    326,841
                                                                                           =========      ============


              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                            --------------------------
                                                                               2004            2003
                                                                            ----------      ----------
REVENUES
Premiums                                                                    $    5,353      $    4,832
Universal life and investment-type product policy fees                             690             572
Net investment income                                                            2,977           2,874
Other revenues                                                                     353             298
Net investment-related gains (losses) (net of amounts allocable from
  other accounts of ($32) and ($38), respectively)                                 130            (214)
                                                                            ----------      ----------
     Total revenues                                                              9,503           8,362
                                                                            ----------      ----------

EXPENSES
Policyholder benefits and claims (excludes amounts
  directly related to net investment-related gains (losses)
  of ($45) and ($28), respectively)                                              5,491           4,953
Interest credited to policyholder account balances                                 743             747
Policyholder dividends                                                             442             503
Other expenses (excludes amounts directly related to
  net investment-related gains (losses) of $13 and ($10), respectively)          1,864           1,749
                                                                            ----------      ----------
     Total expenses                                                              8,540           7,952
                                                                            ----------      ----------
Income from continuing operations before provision for income taxes                963             410
Provision for income taxes                                                         304             115
                                                                            ----------      ----------
Income from continuing operations                                                  659             295
Income from discontinued operations, net of income taxes                            22              67
                                                                            ----------      ----------
Income before cumulative effect of a change in accounting                          681             362
Cumulative effect of a change in accounting, net of income taxes                  (158)             --
                                                                            ----------      ----------
Net income                                                                  $      523      $      362
                                                                            ==========      ==========

Income from continuing operations available to common
  shareholders per share
  Basic                                                                     $     0.87      $     0.39
                                                                            ==========      ==========
  Diluted                                                                   $     0.87      $     0.38
                                                                            ==========      ==========

Net income available to common shareholders per share
  Basic                                                                     $     0.69      $     0.49
                                                                            ==========      ==========
  Diluted                                                                   $     0.69      $     0.47
                                                                            ==========      ==========


       SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  METLIFE, INC.

   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                              (DOLLARS IN MILLIONS)

                                                               Additional              Treasury
                                                      Common    Paid-in     Retained    Stock
                                                      Stock     Capital     Earnings   at Cost
                                                      ------   ----------   --------   --------
Balance at December 31, 2003                          $    8   $   14,991   $  4,193   $   (835)
Treasury stock transactions, net                                       10                   (61)
Comprehensive income (loss):
  Net income                                                                     523
  Other comprehensive income (loss):
     Unrealized gains (losses) on derivative
         instruments, net of income taxes
     Unrealized investment-related gains (losses),
         net of related offsets, reclassification
         adjustments and income taxes
     Cumulative effect of a change in accounting,
         net of income taxes
     Foreign currency translation adjustments
     Other comprehensive income (loss)
  Comprehensive income (loss)
                                                      ------   ----------   --------   --------
Balance at March 31, 2004                             $    8   $   15,001   $  4,716   $   (896)
                                                      ======   ==========   ========   ========

                                                      Accumulated Other Comprehensive Income (Loss)
                                                      ---------------------------------------------
                                                             Net            Foreign       Minimum
                                                          Unrealized        Currency      Pension
                                                      Investment-Related   Translation   Liability
                                                             Gains         Adjustment    Adjustment      Total
                                                      ------------------   -----------   ----------    ---------
Balance at December 31, 2003                          $            2,972   $       (52)  $     (128)   $  21,149
Treasury stock transactions, net                                                                             (51)
Comprehensive income (loss):
  Net income                                                                                                 523
  Other comprehensive income (loss):
     Unrealized gains (losses) on derivative
         instruments, net of income taxes                              4                                       4
     Unrealized investment-related gains (losses),
         net of related offsets, reclassification
         adjustments and income taxes                                582                                     582
     Cumulative effect of a change in accounting,
         net of income taxes                                          90                                      90
     Foreign currency translation adjustments                                      (24)                      (24)
                                                                                                       ---------
     Other comprehensive income (loss)                                                                       652
                                                                                                       ---------
  Comprehensive income (loss)                                                                              1,175
                                                      ------------------   -----------   ----------    ---------
Balance at March 31, 2004                             $            3,648   $       (76)  $     (128)   $  22,273
                                                      ==================   ===========   ==========    =========


             SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                              (DOLLARS IN MILLIONS)

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                 --------------------------
                                                                    2004            2003
                                                                 ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $    1,116      $      976
                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities                                                 15,500          16,166
    Equity securities                                                   333              90
    Mortgage loans on real estate                                       617             723
    Real estate and real estate joint ventures                          120             218
    Other limited partnership interests                                  81             119
  Purchases of:
    Fixed maturities                                                (18,658)        (18,410)
    Equity securities                                                  (419)             (8)
    Mortgage loans on real estate                                      (933)           (646)
    Real estate and real estate joint ventures                          (80)            (54)
    Other limited partnership interests                                 (46)            (59)
  Net change in short-term investments                                  (50)         (1,271)
  Proceeds from sales of businesses                                      29              --
  Net change in payable under securities loaned transactions            962           1,704
  Other, net                                                           (449)           (293)
                                                                 ----------      ----------
Net cash used in investing activities                                (2,993)         (1,721)
                                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits                                                         10,532           7,966
    Withdrawals                                                      (8,608)         (5,919)
  Net change in short-term debt                                        (575)          1,280
  Long-term debt issued                                                  13              38
  Long-term debt repaid                                                  (9)             (8)
  Treasury stock acquired, net                                          (65)             --
  Other, net                                                              2               3
                                                                 ----------      ----------
Net cash provided by financing activities                             1,290           3,360
                                                                 ----------      ----------
Change in cash and cash equivalents                                    (587)          2,615
Cash and cash equivalents, beginning of period                        3,733           2,323
                                                                 ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    3,146      $    4,938
                                                                 ==========      ==========

Supplemental disclosures of cash flow information:
  Net cash paid during the period for:
    Interest                                                     $       12      $       63
                                                                 ==========      ==========
    Income taxes                                                 $       71      $      207
                                                                 ==========      ==========
  Non-cash transactions during the period:
    Business dispositions - assets                               $      820      $       --
                                                                 ==========      ==========
    Business dispositions - liabilities                          $      820      $       --
                                                                 ==========      ==========
    Purchase money mortgage on real estate sale                  $       --      $       50
                                                                 ==========      ==========
    MetLife Capital Trust I transactions                         $       --      $    1,037
                                                                 ==========      ==========


              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

BUSINESS

    "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). MetLife is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowners insurance and mutual funds and retail banking services to individuals, as well as group insurance, reinsurance and retirement and savings products and services to corporations and other institutions.

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) the fair value of derivatives; (iv) the capitalization and amortization of deferred policy acquisition costs; (v) the liability for future policyholder benefits; (vi) the liability for litigation matters; and (vii) accounting for reinsurance transactions, derivatives and employee benefit plans. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from those estimates.

    The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has a majority voting interest; and (iii) variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item (See Note 5). Effective January 1, 2004, assets, liabilities, revenues and expenses relating to certain separate accounts are also combined with the assets, liabilities, revenues and expenses of the general account. See "-- Application of Recent Accounting Pronouncements". Intercompany accounts and transactions have been eliminated.

    The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than minor influence over the partnership's operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for interests in which it has a minor equity investment and virtually no influence over the partnership's operations.

    Minority interest related to consolidated entities included in other liabilities was $1,005 million and $950 million at March 31, 2004 and December 31, 2003, respectively.

    Certain amounts in the prior year's unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

    The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2004, its consolidated results of operations and its consolidated cash flows for the three months ended March 31, 2004 and 2003 and its consolidated statement of stockholders' equity for the three months ended March 31, 2004, in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in MetLife, Inc.'s 2003 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

FEDERAL INCOME TAXES

    Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. At adoption, the Company increased future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining reserves for certain universal life insurance contracts by approximately $68 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in deferred policy acquisition costs ("DAC") including value of business acquired and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Industry standards and practices may continue to evolve relating to the valuation of liabilities relating to these types of benefits and contracts, which may result in further adjustments to the Company's measurement of such liabilities in subsequent accounting periods. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability through net investment-related gains (losses). Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of a change in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of a change in accounting. As a result of the adoption of SOP 03-1, the Company reduced net income by $14 million, net of offsets and income taxes, for the three months ended March 31, 2004. (See Note 4)

    Effective December 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF 03-1 only required additional disclosures and, therefore, did not impact the Company's unaudited interim condensed consolidated financial statements.

    In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

    Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. As a result of the adoption of Issue B36, the Company recognized investment-related losses and related amortization of DAC of $13 million, net of income taxes, for the three months ended March 31, 2004.

    Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance that was incorporated in SFAS 149, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its unaudited interim condensed consolidated financial statements.

    During 2003, the Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE and must be consolidated, in accordance with the transition rules and effective dates, if the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As a result, effective March 31, 2004, the Company had consolidated assets and liabilities relating to real estate joint ventures of $78 million and $15 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and $1 million, respectively, for which the Company was deemed to be the primary beneficiary. The transition effect recorded at March 31, 2004 as a result of these consolidations was insignificant.

2. INVESTMENTS

NET INVESTMENT-RELATED GAINS (LOSSES)

    Net investment-related gains (losses), including changes in valuation allowances, and related policyholder amounts were as follows:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                      --------------------------
                                                         2004            2003
                                                      ----------      ----------
                                                         (DOLLARS IN MILLIONS)
Fixed maturities                                      $       34      $     (149)
Equity securities                                              8              (5)
Mortgage loans on real estate                                 --             (14)
Real estate and real estate joint ventures (1)                --               2
Other limited partnership interests                           (8)            (66)
Sales of businesses                                           23              --
Derivatives (2)                                              (10)            (26)
Other                                                         51               6
                                                      ----------      ----------
   Total                                                      98            (252)

Amounts allocated from:
   Deferred policy acquisition costs                         (13)             10
   Policyholder dividend obligation                           45              28
                                                      ----------      ----------
      Total net investment-related gains (losses)     $      130      $     (214)
                                                      ==========      ==========

----------

     (1) The amounts presented exclude net investment-related gains related to sales of real estate held-for-sale presented as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") of $21 million and $90 million, respectively, for the three months ended March 31, 2004 and 2003.

     (2) The amounts presented include net investment-related gains related to scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") of $14 million and $8 million, respectively, for the three months ended March 31, 2004 and 2003.

    Investment-related gains (losses) are net of related policyholder amounts. The amounts netted against investment-related gains (losses) are (i) amortization of deferred policy acquisition costs to the extent that such amortization results from investment-related gains (losses); and (ii) adjustments to the policyholder dividend obligation resulting from investment-related gains (losses). This presentation may not be comparable to presentations made by other insurers.

    The following table shows the estimated fair values and gross unrealized losses of the Company's fixed maturities in an unrealized loss position, aggregated by sector and length of time that the securities have been in a continuous unrealized loss position at March 31, 2004 and December 31, 2003:

                                                                            MARCH 31, 2004
                                        -------------------------------------------------------------------------------------------
                                                                                EQUAL TO
                                             LESS THAN 12 MONTHS         OR GREATER THAN 12 MONTHS                TOTAL
                                        ----------------------------   -----------------------------   ----------------------------
                                        ESTIMATED         GROSS        ESTIMATED          GROSS        ESTIMATED         GROSS
                                        FAIR VALUE   UNREALIZED LOSS   FAIR VALUE    UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                                        ----------   ---------------   ----------    ---------------   ----------   ---------------
                                                                       (DOLLARS IN MILLIONS)
U.S. corporate securities               $    4,429   $            83   $      777    $            55   $    5,206   $           138
Mortgage-backed securities                   3,228                31           58                  4        3,286                35
Foreign corporate securities                 1,562                39          365                 10        1,927                49
U.S. treasuries/agencies                     1,070                 8           --                 --        1,070                 8
Asset-backed securities                      1,058                19          470                 14        1,528                33
Commercial mortgage-backed securities          664                 6          251                  1          915                 7
Foreign government securities                  460                23           68                 --          528                23
State and political subdivisions               348                 6           34                  3          382                 9
Other fixed income assets                       54                54           65                 10          119                64
                                        ----------   ---------------   ----------    ---------------   ----------   ---------------
   Total bonds                              12,873               269        2,088                 97       14,961               366
Redeemable preferred stocks                    544                56           --                 --          544                56
                                        ----------   ---------------   ----------    ---------------   ----------   ---------------
   Total fixed maturities               $   13,417   $           325   $    2,088    $            97   $   15,505   $           422
                                        ==========   ===============   ==========    ===============   ==========   ===============

                                                                             DECEMBER 31, 2003
                                        -------------------------------------------------------------------------------------------
                                                                                EQUAL TO
                                             LESS THAN 12 MONTHS         OR GREATER THAN 12 MONTHS               TOTAL
                                        ----------------------------   -----------------------------   ----------------------------
                                        ESTIMATED         GROSS        ESTIMATED          GROSS        ESTIMATED         GROSS
                                        FAIR VALUE   UNREALIZED LOSS   FAIR VALUE    UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                                        ----------   ---------------   ----------    ---------------   ----------   ---------------
                                                                       (DOLLARS IN MILLIONS)
U.S. corporate securities               $    7,214   $           152   $    1,056    $           100   $    8,270   $           252
Mortgage-backed securities                   8,372                98           27                  4        8,399               102
Foreign corporate securities                 2,583                65          355                 14        2,938                79
U.S. treasuries/agencies                     3,697                26           --                 --        3,697                26
Asset-backed securities                      2,555                34          861                 26        3,416                60
Commercial mortgage-backed securities        2,449                20          282                  2        2,731                22
Foreign government securities                  331                28            2                 --          333                28
State and political subdivisions               389                12           38                  3          427                15
Other fixed income assets                      130                73           40                 10          170                83
                                        ----------   ---------------   ----------    ---------------   ----------   ---------------
   Total bonds                              27,720               508        2,661                159       30,381               667
Redeemable preferred stocks                    222                62          278                 14          500                76
                                        ----------   ---------------   ----------    ---------------   ----------   ---------------
   Total fixed maturities               $   27,942   $           570   $    2,939    $           173   $   30,881   $           743
                                        ==========   ===============   ==========    ===============   ==========   ===============

    At March 31, 2004 and December 31, 2003, the Company had gross unrealized losses of $11 million and $6 million, respectively, from equity securities that had been in an unrealized loss position for less than twelve months. The amount of unrealized losses from equity securities that had been in an unrealized loss position for twelve months or greater is less than $1 million at both March 31, 2004 and December 31, 2003. The fair value of those equity securities that had been in an unrealized loss position for less than twelve months is $91 million and $53 million at March 31, 2004 and December 31, 2003, respectively. The fair value of those securities that had been in an unrealized loss position for twelve months or greater is $9 million and $22 million at March 31, 2004 and December 31, 2003, respectively.

STRUCTURED INVESTMENT TRANSACTIONS

    The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $911 million and $880 million at March 31, 2004 and December 31, 2003, respectively. The related income recognized was $3 million and $6 million for the three months ended March 31, 2004 and 2003, respectively.

VARIABLE INTEREST ENTITIES

    As discussed in Note 1, the Company has adopted the provisions of FIN 46(r). The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at March 31, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:


                                                            MARCH 31, 2004
                                          ------------------------------------------------------
                                            PRIMARY BENEFICIARY         NOT PRIMARY BENEFICIARY
                                            -------------------         -----------------------
                                                          MAXIMUM                      MAXIMUM
                                            TOTAL       EXPOSURE TO      TOTAL       EXPOSURE TO
                                          ASSETS (1)      LOSS (2)     ASSETS (1)      LOSS (2)
                                          ----------    -----------    ----------    -----------
                                                          (DOLLARS IN MILLIONS)
Asset-Backed Securitizations
  and Collateralized Debt Obligations     $       --    $        --    $    2,427    $        18
Real Estate Joint Ventures (3)                    78             88           174             59
Other Limited Partnerships (4)                    29             27           459             10
                                          ----------    -----------    ----------    -----------
    Total                                 $      107    $       115    $    3,060    $        87
                                          ==========    ===========    ==========    ===========


----------

    (1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of March 31, 2004. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

3. DERIVATIVE INSTRUMENTS

    The Company uses derivative instruments to manage risk through one of five principal strategies, the hedging of: (i) liabilities; (ii) invested assets;
(iii) portfolios of assets or liabilities; (iv) net investments in certain foreign operations; and (v) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate swaps, caps and floors, credit default and foreign currency swaps and foreign currency forwards and options.

    On the date the Company enters into a derivative contract for hedging purposes, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to SFAS 133, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in net investment-related gains (losses).

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

    The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:


                                         MARCH 31, 2004                  DECEMBER 31, 2003
                                 -------------------------------   -------------------------------
                                                 FAIR VALUE                        FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                    (DOLLARS IN MILLIONS)
       BY TYPE OF HEDGE
       Fair value                $  5,140   $   42   $       291   $  4,027   $   27   $       297
       Cash flow                   15,380       81           440     13,173       59           449
       Foreign operations             527        1             7        527       --            10
       Non qualifying              23,870      221           154     21,807      170           142
                                 --------   ------   -----------   --------   ------   -----------
         Total                   $ 44,917   $  345   $       892   $ 39,534   $  256   $       898
                                 ========   ======   ===========   ========   ======   ===========

    The notional amount at March 31, 2004 and December 31, 2003, includes $5,340 million and $5,177 million, respectively, related to synthetic guaranteed investment product contracts that are not considered to be accounting hedges. In all cases, the market value of such contracts at March 31, 2004 and December 31, 2003 exceeds the contract value.

    During the three months ended March 31, 2004 and 2003, the Company recognized net investment expense of $33 million and $3 million, respectively, from the periodic settlement of interest rate caps and options and interest rate, foreign currency and credit default swaps that qualify for hedge accounting.

The following table represents fair value hedges for the:

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ---------------------
                                                                                              2004          2003
                                                                                            --------     --------
                                                                                            (DOLLARS IN MILLIONS)
       Changes in the fair value of qualifying hedges                                       $    (11)    $     (9)

       Changes in the hedged items reclassified into net investment-related gains (losses)        31           12
                                                                                            --------     --------
       Net ineffectiveness gains (losses) from fair value hedging activities                $     20     $      3
                                                                                            ========     ========

    There were no discontinued fair value hedges during the three months ended March 31, 2004 or 2003.

The following table represents cash flow hedges for the:


                                                        THREE MONTHS ENDED          YEAR ENDED          THREE MONTHS ENDED
                                                          MARCH 31, 2004        DECEMBER 31, 2003         MARCH 31, 2003
                                                        ------------------      -----------------       ------------------
                                                                               (DOLLARS IN MILLIONS)
Changes in the fair value of qualifying hedges            $            15        $           (456)       $           (13)

Gains (losses) deferred in other comprehensive income
 on the effective portion of cash flow hedges                          (4)                   (387)                   (13)
                                                          ---------------       ------------------       ----------------
Net ineffectiveness recorded in net investment-related
 gains (losses) from cash flow hedging activities         $            19       $             (69)       $            --
                                                          ===============       ==================       ================
Other comprehensive income balance at the beginning
 of the period                                            $          (417)      $             (24)       $           (24)

Gains (losses) deferred in other comprehensive
 income on the effective portion of cash flow hedges                   (4)                   (387)                   (13)

Amounts reclassified to net investmenT income                          --                       2                     20



Amounts reclassified to net investment-related gains
 (losses)                                                              10                      --                     --

Amortization of transition adjustment                                  (4)                     (8)                    (2)
                                                           ---------------      ------------------     ------------------
Other comprehensive income balance at the end of the
 period                                                   $          (415)      $            (417)   $               (19)

                                                          ================      ==================    ===================

    The Company uses forward exchange contracts that provide an economic hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the three months ended March 31, 2004, the Company experienced net unrealized gains of $6 million related to hedges of its investments in foreign operations. Unrealized losses of $4 million and $10 million were recorded as components of accumulated other comprehensive income at March 31, 2004 and December 31, 2003, respectively. There were no foreign operations hedges at March 31, 2003.

    For the three months ended March 31, 2004 and 2003, the Company recognized as net investment-related gains the scheduled periodic settlement payments of derivative instruments of $14 million and $8 million, respectively, and net investment-related losses of $24 million and $34 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the applicable insurance departments.

4. INSURANCE

CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

    The Company issues variable annuity contracts which may include contractual guarantees to the contractholder for: (i) return of no less than total deposits made to the contract less any partial withdrawals ("return of net deposits") and
(ii) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return ("anniversary contract value" or "minimum return"). The Company also issues annuity contracts that apply a lower rate of funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize ("two tier annuities"). These guarantees include benefits that are payable in the event of death or at annuitization. The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid up benefit.

    The assets supporting the variable portion of contracts with guarantees are carried at fair value and reported in total separate account assets with an equivalent amount reported in separate account liabilities in the unaudited interim condensed consolidated balance sheets. Net investment income, net realized gains (losses) and net unrealized gains (losses) relating to such separate accounts accrue directly to the contractholders and, accordingly, are not reflected in the Company's unaudited interim condensed consolidated financial statements. Amounts assessed against the contractholders for mortality, administrative, and other services are included in universal life and investment-type policy fees. Liabilities for guarantees and changes in such liabilities are included in future policy benefits and policyholder benefits and claims in the unaudited interim condensed consolidated balance sheets and statements of income, respectively.

    The Company had the following types of guarantees relating to annuity and universal and variable life contracts at:

ANNUITY CONTRACTS                                         MARCH 31, 2004
                                                ------------------------------------
                                                    IN THE               AT
                                                EVENT OF DEATH      ANNUITIZATION
                                                -----------------   ----------------
                                                      (DOLLARS IN MILLIONS)
RETURN OF NET DEPOSITS
  Separate account value                        $        5,035            N/A
  Net amount at risk                            $           20(1)         N/A
  Average attained age of contractholders             60 years            N/A

ANNIVERSARY CONTRACT VALUE OR MINIMUM
 RETURN
  Separate account value                        $       38,347      $       9,923
  Net amount at risk                            $        1,299(1)   $          65(2)
  Average attained age of contractholders             61 years           60 years

TWO TIER ANNUITIES
  General account value                               N/A           $         300
  Net amount at risk                                  N/A           $          36(3)
  Average attained age of contractholders             N/A                54 years

UNIVERSAL AND VARIABLE LIFE CONTRACTS                    MARCH 31, 2004
                                                ----------------------------------------
                                                                            PAID UP
                                                  SECONDARY GUARANTEES     GUARANTEES
                                                ----------------------     -------------
                                                        (DOLLARS IN MILLIONS)
Account value (general and
 separate account)                              $        2,978             $    4,860
Net amount at risk                              $       61,701(1)          $   44,561(1)
Average attained age of policyholders                 44 years               52 years

----------

    (1) The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

    (2) The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

    (3) The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

    The net amount at risk is based on the direct amount at risk (excluding reinsurance).

    The Company's annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

    Liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts are as follows:

                                      ANNUITY CONTRACTS             UNIVERSAL AND VARIABLE LIFE
                                                                              CONTRACTS
                               --------------------------------    -----------------------------
                                                    GUARANTEED
                                 GUARANTEED       ANNUITIZATION    SECONDARY         PAID UP
                               DEATH BENEFITS        BENEFITS      GUARANTEES       GUARANTEES    TOTAL
                               --------------     -------------    ----------       ----------    -----
                                                              (DOLLARS IN MILLIONS)
Balance at January 1, 2004     $            9     $          17    $       13               22    $  61
Incurred guaranteed benefits                4                 3             2                1       10
Paid guaranteed benefits                   (2)               --            (1)              --       (3)
                               --------------     -------------    ----------       ----------    -----
Balance at March 31, 2004      $           11     $          20    $       14       $       23    $  68
                               ==============     =============    ==========       ==========    =====

    The guaranteed death benefit liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liability at March 31, 2004 are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios, as required in SOP 03-1.

    The guaranteed annuitization benefit liabilities are determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating such guaranteed annuitization benefit liabilities at March 31, 2004 are consistent with those used for calculating the guaranteed death benefit liabilities. In addition, the calculation of the guaranteed annuitization benefit liabilities incorporates a percentage of the potential annuitizations that may be elected by the contractholder.

    The liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities at March 31, 2004 are consistent with those used for amortizing deferred acquisition costs. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios, as required by SOP 03-1.

    SEPARATE ACCOUNTS

    Account balances of contracts with guarantees are invested in separate account asset classes as follows at:

                                                       MARCH 31, 2004
                                                   ---------------------
                                                   (DOLLARS IN MILLIONS)
Equity securities (including mutual funds)
  Equity                                           $              26,084
  Bond                                                             3,933
  Balanced                                                         1,550
  Money Market                                                       495
  Specialty                                                           65
                                                   ---------------------
     TOTAL                                         $              32,127
                                                   =====================

    At March 31, 2004, fixed maturities, equity securities and cash and cash equivalents include $79 million, $68 million and $15 million, respectively, of the Company's proportional interest in separate accounts.

    During the three months ended March 31, 2004, there were no investment-related gains (losses) on transfers of assets from the general account to the separate account.

    SALES INDUCEMENTS

    The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company has two different types of sales inducements: (i) a bonus whereby the policyholder's initial account balance is increased by an amount equal to a specified percentage of the customer's deposit and (ii) the policyholder receives a higher interest rate than the normal general account interest rate credited on money in the enhanced dollar cost averaging program. Changes in deferred sales inducements are as follows:

                                       FOR THE THREE MONTHS
                                               ENDED
                                          MARCH 31, 2004
                                       --------------------
                                       (DOLLARS IN MILLIONS)
Balance at December 31, 2003           $                196
Capitalization                                           40
Amortization                                             (1)
                                       --------------------
Balance at March 31, 2004              $                235
                                       ====================

5. CLOSED BLOCK

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

     Liabilities and assets designated to the closed block are as follows:

                                                                         MARCH 31,    DECEMBER 31,
                                                                            2004          2003
                                                                         ---------    ------------
                                                                           (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                                   $  41,946    $     41,928
Other policyholder funds                                                       271             260
Policyholder dividends payable                                                 710             682
Policyholder dividend obligation                                             2,667           2,130
Payables under securities loaned transactions                                6,298           6,418
Other liabilities                                                              201             180
                                                                         ---------    ------------
  Total closed block liabilities                                            52,093          51,598
                                                                         ---------    ------------

ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $30,361 and $30,381, respectively)                     32,870          32,348
  Equity securities, at fair value (cost: $317 and $217, respectively)         356             250
  Mortgage loans on real estate                                              7,454           7,431
  Policy loans                                                               4,036           4,036
  Short-term investments                                                        96             123
  Other invested assets                                                        203             108
                                                                         ---------    ------------
    Total investments                                                       45,015          44,296
Cash and cash equivalents                                                      497             531
Accrued investment income                                                      536             527
Deferred income taxes                                                          891           1,043
Premiums and other receivables                                                 187             164
                                                                         ---------    ------------
  Total assets designated to the closed block                               47,126          46,561
                                                                         ---------    ------------

Excess of closed block liabilities over assets designated
  to the closed block                                                        4,967           5,037
                                                                         ---------    ------------

Amounts included in accumulated other comprehensive loss:
  Net unrealized investment-related gains, net of deferred
    income tax of $905 and $730, respectively                                1,644           1,270
  Unrealized derivative gains (losses), net of deferred income
    tax benefit of ($25) and ($28), respectively                               (42)            (48)
  Allocated from policyholder dividend obligation, net of
    deferred income tax benefit of ($946) and ($778), respectively          (1,720)         (1,352)
                                                                         ---------    ------------
                                                                              (118)           (130)
                                                                         ---------    ------------
Maximum future earnings to be recognized from closed
  block assets and liabilities                                           $   4,849    $      4,907
                                                                         =========    ============

    Information regarding the policyholder dividend obligation is as follows:

                                                                             THREE MONTHS ENDED          YEAR ENDED
                                                                               MARCH 31, 2004         DECEMBER 31, 2003
                                                                             ------------------       -----------------
                                                                                       (DOLLARS IN MILLIONS)
Balance at beginning of period                                               $            2,130         $         1,882
Impact on net income before amounts allocated from policyholder dividend
obligation                                                                                   46                     144
Net investment-related gains (losses)                                                       (45)                   (144)
Change in unrealized investment-related and derivative gains                                536                     248
                                                                             ------------------         ---------------
Balance at end of period                                                     $            2,667         $         2,130
                                                                             ==================         ===============

    Closed block revenues and expenses are as follows:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                            --------------------------------
                                                                                2004               2003
                                                                            -------------      -------------
                                                                                   (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                    $         748      $         799
Net investment income and other revenues                                              632                642
Net investment-related gains (losses) (net of amounts
  allocated from the policyholder dividend obligation of
  ($45) and ($28), respectively)                                                       19                 (5)
                                                                                ---------      -------------
     Total revenues                                                                 1,399              1,436
                                                                                ---------      -------------

EXPENSES
Policyholder benefits and claims                                                      826                853
Policyholder dividends                                                                366                394
Change in policyholder dividend obligation (excludes
  amounts directly related to net investment-related gains (losses) of
  ($45) and ($28), respectively)                                                       46                 28
Other expenses                                                                         71                 76
                                                                            -------------      -------------
     Total expenses                                                                 1,309              1,351
                                                                            -------------      -------------

Revenues net of expenses before income taxes                                           90                 85
Income taxes                                                                           32                 31
                                                                            -------------      -------------
Revenues net of expenses and income taxes                                   $          58      $          54
                                                                            =============      =============

    The change in maximum future earnings of the closed block is as follows:

                                         THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                            2004              2003
                                        -------------    -------------
                                            (DOLLARS IN MILLIONS)
Balance at end of period                $       4,849    $       5,060
Balance at beginning of period                  4,907            5,114
                                        -------------    -------------
Change during period                    $         (58)   $         (54)
                                        =============    =============

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

    Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:


                                        MARCH 31, 2004                        DECEMBER 31, 2003
                             -------------------------------------    ----------------------------------
                                                FAIR VALUE                              FAIR VALUE
                             NOTIONAL     ------------------------    NOTIONAL    ----------------------
                              AMOUNT       ASSETS      LIABILITIES     AMOUNT      ASSETS    LIABILITIES
                             --------     --------     -----------    --------    --------   -----------
                                                       (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value                   $     36     $      1     $         2    $      6    $     --   $         1
Cash flow                         532            1              75         473          --            80
Non qualifying                    399           --              15          90          --            12
                             --------     --------     -----------    --------    --------   -----------
   Total                     $    967     $      2     $        92    $    569    $     --   $        93
                             ========     ========     ===========    ========    ========   ===========

    During the three months ended March 31, 2004 and 2003, net investment expense and net investment income from the periodic settlement of interest rate, foreign currency and credit default swaps that qualify for hedge accounting were insignificant. During the three months ended March 31, 2004 and 2003, net investment-related gains (losses) from ineffective fair value hedging activities were insignificant. There were no discontinued fair value hedges during the three months ended March 31, 2004 or 2003.

    The following table represents cash flow hedges for the:

                                                                              THREE MONTHS            YEAR           THREE MONTHS
                                                                                 ENDED                ENDED             ENDED
                                                                              MARCH 31, 2004    DECEMBER 31, 2003   MARCH 31, 2003
                                                                              --------------    -----------------   --------------
                                                                                             (DOLLARS IN MILLIONS)
Changes in the qualifying hedges                                              $           6     $          (106)    $        (18)

Gains (losses) deferred in other comprehensive income on the effective
  portion of cash flow hedges                                                            10                 (93)             (18)
                                                                              -------------     ---------------     ------------
Net ineffectiveness recorded in net investment-related gains (losses)
  from cash flow hedging activities                                           $          (4)    $           (13)    $         --
                                                                              =============     ===============     ============

Other comprehensive income balance at the beginning of the period             $         (76)    $            20     $         20

Gains (losses) deferred in other comprehensive income on the effective
  portion of cash flow hedges                                                            10                 (93)             (18)

Amortization of transition adjustment                                                    (1)                 (3)              (1)
                                                                              -------------     ---------------     ------------
Other comprehensive income balance at the end of the period                   $         (67)    $           (76)    $          1
                                                                              =============     ===============     ============

    For the three months ended March 31, 2004 and 2003, net investment income and net investment-related gains recognized from derivatives not qualifying as accounting hedges were insignificant. The use of these non-speculative derivatives is permitted by the applicable insurance department.

6.   METLIFE CAPITAL TRUST I

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

    Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of March 31, 2004, there are approximately 330 sales practices lawsuits pending against Metropolitan Life, approximately 40 sales practices lawsuits pending against New England Mutual and approximately 55 sales practices lawsuits pending against General American. Metropolitan Life, New England Mutual and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

    Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life's defenses (beyond denial of certain factual allegations) to plaintiffs' claims include that: (i) Metropolitan Life owed no duty to the plaintiffs -- it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In defending asbestos cases, Metropolitan Life selects various strategies depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life's judgment, best protect Metropolitan Life's interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. In 2002, 2003 and 2004, trial courts in California, Utah, Texas and Georgia granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

    See Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2003 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC for information regarding historical asbestos claims information and the increase of its recorded liability at December 31, 2002.

    Metropolitan Life continues to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

    Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may result in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase in the number of claims. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 60,300 asbestos-related claims in 2003. During the first three months of 2004 and 2003, Metropolitan Life received approximately 8,200 and 16,250 asbestos-related claims, respectively.

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

    Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim was made under the excess insurance policies in 2003 and 2004 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impact the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies.

    Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia, Alabama, Illinois and Arkansas. The Company intends to defend itself vigorously against these cases.

Property and Casualty Actions

    A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. During the first quarter of 2004, a purported class action was filed against Metropolitan Property and Casualty Insurance Company in Florida on behalf of medical practitioners who provide MRI services. The suit claims breach of contract and unjust enrichment arising out of the alleged failure to include a consumer price index adjustment when paying MRI provider fees. Metropolitan Property and Casualty Insurance Company is vigorously defending itself against this lawsuit. Two purported nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and discovery is ongoing. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion to dismiss has been filed. A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. Metropolitan Property and Casualty Insurance Company is vigorously defending itself against this lawsuit. Certain plaintiffs' lawyers have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, has tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

Demutualization Actions

    Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York State court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York State court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under
Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding

Company and the individual directors. Another purported class action in New York State court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. This case also is being held in abeyance by plaintiffs. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933 in connection with the plan. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Plaintiffs served a second consolidated amended complaint on April 2, 2004, and continue to assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. On April 9, 2004, Metropolitan Life served a motion to dismiss the claim for violation of the Securities Exchange Act of 1934. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

    Twenty lawsuits involving approximately 140 plaintiffs were filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life has resolved the claims of some of these plaintiffs through settlement and some additional plaintiffs have voluntarily dismissed their claims. Metropolitan Life has resolved claims of some additional persons who opted out of the settlement class referenced in the preceding paragraph but who had not filed suit. Metropolitan Life is contesting vigorously plaintiffs' claims in the actions that remain pending.

    The Company believes that adequate provision has been made to cover the costs associated with the resolution of these matters.

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

    As previously reported, the SEC is conducting a formal investigation of New England Securities Corporation ("NES"), a subsidiary of New England Life Insurance Company ("NELICO"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC.

    Prior to filing the Company's June 30, 2003 Form 10-Q, MetLife announced a $31 million after-tax charge resulting from certain improperly deferred expenses at an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC is pursuing a formal investigation of the matter and MetLife is fully cooperating with the investigation.

    The American Dental Association and two individual providers have sued MetLife, Mutual of Omaha and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the case and a motion to dismiss has been filed and argued.

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

COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

    The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were approximately $1.4 billion at both March 31, 2004 and December 31, 2003. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

GUARANTEES

    In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

    In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

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

    During the first quarter of 2004, the Company recorded liabilities of $6 million with respect to indemnities provided in certain dispositions. The approximate term for this liability is 18 months. The maximum potential amount of future payments that MetLife could be required to pay is $69 million. The fair value of the remaining indemnities, guarantees and commitments entered into was insignificant and thus, no liabilities were recorded. The Company's recorded liability at March 31, 2004 and December 31, 2003 for indemnities, guarantees and commitments provided to third parties, excluding amounts recorded in the first quarter of 2004, is insignificant.

    The Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $1.3 billion at March 31, 2004. The credit default swaps expire at various times during the next seven years.

8. EMPLOYEE BENEFIT PLANS

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

    The Company uses December 31 as the measurement date for all of its pension and postretirement benefit plans.

    The components of net periodic benefit cost were as follows:

                                                     PENSION BENEFITS          OTHER BENEFITS
                                                    ------------------       ------------------
                                                       FOR THE THREE            FOR THE THREE
                                                        MONTHS ENDED             MONTHS ENDED
                                                          MARCH 31,                MARCH 31,
                                                    ------------------       ------------------
                                                     2004         2003        2004        2003
                                                    ------       -----       -----       ------
                                                               (DOLLARS IN MILLIONS)
Service cost                                        $   34      $   31       $    9      $   10
Interest cost                                           78          79           31          31
Expected return on plan assets                        (107)        (84)         (19)        (18)
Amortization of prior actuarial gains (losses)          24          26           (1)         (3)
Curtailment (credit) cost                               --           3           --           1
                                                    ------      ------       ------      ------
Net periodic benefit (credit) cost                  $   29      $   55       $   20      $   21
                                                    ======      ======       ======      ======

EMPLOYER CONTRIBUTIONS

    The Company disclosed in Note 13 of Notes to Consolidated Financial Statements for the year ended December 31, 2003 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC, that it expected to contribute $450 million and $89 million, respectively, to its pension and postretirement benefit plans in 2004. As of March 31, 2004, contributions of $475 million have been made to the pension plans and the Company presently anticipates contributing an additional $43 million to fund its pension plans in 2004 for a total of $518 million. Contributions to the postretirement benefit plans are still expected to be $89 million.

9. STOCK COMPENSATION PLANS

    Under the MetLife, Inc. 2000 Stock Incentive Plan, as amended, (the "Stock Incentive Plan"), awards granted may be in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code. Under the MetLife, Inc. 2000 Directors Stock Plan, as amended (the "Directors Stock Plan"), awards granted may be in the form of stock awards or non-qualified stock options or a combination of the foregoing to outside Directors of the Company. The aggregate number of options to purchase shares of stock that may be awarded under the Stock Incentive Plan and the Directors Stock Plan is subject to a maximum limit of 37,823,333, of which no more than 378,233 may be awarded under the Directors Stock Plan. The Directors Stock Plan has a maximum limit of 500,000 stock awards.

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

    The Company has elected to apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. Options granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method. Had compensation costs for grants prior to January 1, 2003 been determined based on fair value at the date of grant, the Company's earnings and earnings per share amounts would have been reduced to the following pro forma amounts for the:


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2004              2003
                                                                            ----------        ----------
                                                                                (DOLLARS IN MILLIONS,
                                                                                EXCEPT PER SHARE DATA)
Net Income                                                                  $      523        $      362
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust(1)                                    --               (21)
                                                                            ----------        ----------

Net income available to common shareholders                                        523               341
                                                                            ----------        ----------

Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects                                    6                 3

Deduct: Total Stock-based employee compensation determined under
  fair value based method for all awards, net of related tax effects               (13)              (12)
                                                                            ----------        ----------
Pro forma net income available to common shareholders(2)(3)                 $      516        $      332
                                                                            ==========        ==========

BASIC EARNINGS PER SHARE
As reported                                                                 $     0.69        $     0.49
                                                                            ==========        ==========
Pro forma(2)(3)                                                             $     0.68        $     0.47
                                                                            ==========        ==========
DILUTED EARNINGS PER SHARE
As reported                                                                 $     0.69        $     0.47
                                                                            ==========        ==========
Pro forma(2)(3)                                                             $     0.68        $     0.46
                                                                            ==========        ==========

----------

(1) See Note 6 for a discussion of this charge included in the calculation of net income available to common shareholders.

(2) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

(3) Includes the Company's ownership share of stock compensation costs related to the Reinsurance Group of America, Incorporated incentive stock plan and the stock compensation costs related to the incentive stock plans at SSRM Holdings, Inc. determined in accordance with the fair value method.

10. COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           --------------------
                                                                             2004        2003
                                                                           --------    --------
                                                                           (DOLLARS IN MILLIONS)
Net income                                                                 $    523    $    362
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative instruments, net of
     income taxes                                                                 4           2
  Unrealized investment-related gains (losses), net of related offsets,
     reclassification adjustments and income taxes                              582         298
  Cumulative effect of a change in accounting, net of income taxes               90          --
  Foreign currency translation adjustments                                      (24)         14
  Minimum pension liability adjustment                                           --          (9)
                                                                           --------    --------
Other comprehensive income (loss):                                              652         305
                                                                           --------    --------
     Comprehensive income (loss)                                           $  1,175    $    667
                                                                           ========    ========

11. EARNINGS PER SHARE

    The following table presents the weighted average shares used in calculating basic earnings per share and those used in calculating diluted earnings per share for each income category presented below:

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                  --------------------------------------
                                                                                       2004                    2003
                                                                                  --------------          --------------
                                                                                       (DOLLARS IN MILLIONS, EXCEPT
                                                                                         SHARE AND PER SHARE DATA)
Weighted average common stock outstanding for basic earnings per share               756,499,528             700,319,863
Incremental shares from assumed:
   Conversion of forward purchase contracts                                                   --              22,120,491
   Exercise of stock options                                                           3,135,229
   Issuance under deferred stock compensation                                            694,364                      --
                                                                                  --------------          --------------
Weighted average common stock outstanding for diluted earnings per share             760,329,121             722,440,354
                                                                                  ==============          ==============

INCOME FROM CONTINUING OPERATIONS                                                 $          659          $          295

Charge for conversion of company-obligated mandatorily
   redeemable securities of a subsidiary trust (1)                                            --                     (21)
                                                                                  --------------          --------------
INCOME FROM CONTINUING OPERATIONS AVAILABLE
   TO COMMON SHAREHOLDERS                                                         $          659          $          274
                                                                                  ==============          ==============
   Basic earnings per share                                                       $         0.87          $         0.39
                                                                                  ==============          ==============
   Diluted earnings per share                                                     $         0.87          $         0.38
                                                                                  ==============          ==============

INCOME FROM DISCONTINUED OPERATIONS AVAILABLE
   TO COMMON SHAREHOLDERS                                                         $           22          $           67
                                                                                  ==============          ==============
   Basic earnings per share                                                       $         0.03          $         0.10
                                                                                  ==============          ==============
   Diluted earnings per share                                                     $         0.03          $         0.09
                                                                                  ==============          ==============

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING, NET
   OF INCOME TAXES                                                                $         (158)         $           --
                                                                                  ==============          ==============
   Basic earnings per share                                                       $        (0.21)         $           --
                                                                                  ==============          ==============
   Diluted earnings per share                                                     $        (0.21)         $           --
                                                                                  ==============          ==============

NET INCOME                                                                        $          523          $          362

Charge for conversion of company-obligated mandatorily
   redeemable securities of a subsidiary trust (1)                                            --                     (21)
                                                                                  --------------          --------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                       $          523          $          341
                                                                                  ==============          ==============

   Basic earnings per share                                                       $         0.69          $         0.49
                                                                                  ==============          ==============
   Diluted earnings per share                                                     $         0.69          $         0.47
                                                                                  ==============          ==============

----------

(1) See Note 6.

    On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company acquired 1,849,500 shares of common stock for approximately $65 million during the three months ended March 31, 2004. The Holding Company did not acquire any shares of common stock during the three months ended March 31, 2003. The Holding Company issued 80,321 shares and 88,824 shares of common stock for $2 million and $3 million, respectively, for the three months ended March 31, 2004 and 2003. At March 31, 2004, the Holding Company had approximately $644 million remaining on its existing share repurchase program.

12. BUSINESS SEGMENT INFORMATION

    The Company provides insurance and financial services to customers in the United States, Canada, Central America, South America, South Africa, and Asia. The Company's business is divided into six segments: Institutional, Individual, Auto & Home, International, Reinsurance and Asset Management. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

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

    Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months ended March 31, 2004 and 2003 and at March 31, 2004 and December 31, 2003. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment-related gains (losses), net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment-related gains (losses). The Company allocates certain non-recurring items (e.g., expenses associated with the resolution of proceedings alleging race-conscious underwriting practices, sales practices claims and asbestos-related claims) to Corporate & Other.

FOR THE THREE MONTHS ENDED                                    AUTO &                                   ASSET     CORPORATE &
MARCH 31, 2004                   INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE   MANAGEMENT    OTHER      TOTAL
--------------------------       -------------   ----------   ------   -------------   -----------   ----------- ----------- -------
                                                                       (DOLLARS IN MILLIONS)
Premiums                         $       2,411   $      978   $  737   $         412   $       816   $        --   $  (1)    $ 5,353
Universal life and investment-
   type product policy fees                185          422       --              83            --            --      --         690
Net investment income                    1,089        1,515       46             123           130            18      56       2,977
Other revenues                             164          117        9               4            12            40       7         353
Net investment-related gains
   (losses)                                 93            9       --              29            17            --     (18)        130
Income (loss) from continuing
  operations before provision
  for income taxes                         560          280       58              94            36             9     (74)        963

FOR THE THREE MONTHS ENDED                                    AUTO &                                   ASSET     CORPORATE &
MARCH 31, 2003                   INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE   MANAGEMENT    OTHER     TOTAL
--------------------------       -------------   ----------   ------   -------------   -----------   ---------- ----------- -------
                                                                       (DOLLARS IN MILLIONS)

Premiums                         $       2,136   $    1,041   $  712   $         395   $       552   $       --   $  (4)    $ 4,832
Universal life and investment-
 type product policy fees                  161          360       --              51            --           --      --         572
Net investment income                      976        1,555       39             123           110           16      55       2,874
Other revenues                             142           86        9               8            12           29      12         298
Net investment-related gains              (109)         (63)      (4)             --            (4)           8     (42)       (214)
 (losses)
Income (loss) from continuing
 operations before provision
 for income taxes                          228          176       23              42            30           10     (99)        410

    The following amounts are reported as discontinued operations in accordance with SFAS 144:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2004              2003
                                                    ----------        ----------
                                                       (DOLLARS IN MILLIONS)
Net investment income
  Institutional                                     $       --        $        2
  Individual                                                --                 3
  Corporate & Other                                         16                12
                                                    ----------        ----------
    Total net investment income                     $       16        $       17
                                                    ==========        ==========

Net investment-related gains (losses)
  Institutional                                     $        2        $       41
  Individual                                                 1                40
  Corporate & Other                                         18                 9
                                                    ----------        ----------
    Total net investment-related gains (losses)     $       21        $       90
                                                    ==========        ==========

    The following table presents assets with respect to the Company's operating segments at:

                             MARCH 31,     DECEMBER 31,
                               2004            2003
                             ---------     ------------
                                (DOLLARS IN MILLIONS)
Assets
   Institutional             $ 118,837     $    113,743
   Individual                  171,254          165,774
   Auto & Home                   4,790            4,698
   International                 9,586            9,935
   Reinsurance                  13,561           12,833
   Asset Management                240              302
   Corporate & Other            18,945           19,556
                             ---------     ------------
      Total                  $ 337,213     $    326,841
                             =========     ============

    Corporate & Other includes various start-up and run-off entities, as well as the elimination of all intersegment amounts. The elimination of intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment reinsurance transactions.

    Net investment income and net investment-related gains (losses) are based upon the actual results of each segment's specifically identifiable asset portfolio adjusted for allocated capital. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company's product pricing.

    Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $8,549 million and $7,588 million for the three months ended March 31, 2004 and 2003, respectively, which represented 90% and 91%, respectively, of consolidated revenues.

13. DISCONTINUED OPERATIONS

    The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale is presented as discontinued operations. These assets are carried at the lower of cost or market.

    The following table presents the components of income from discontinued operations:

                                              THREE MONTHS ENDED MARCH 31,
                                             ------------------------------
                                                 2004              2003
                                             ------------      ------------
                                                  (DOLLARS IN MILLIONS)
Investment income                            $         31      $         38
Investment expense                                    (15)              (21)
Net investment-related gains (losses)                  21                90
                                             ------------      ------------
   Total revenues                                      37               107
Interest expense                                        2                --
Provision for income taxes                             13                40
                                             ------------      ------------
   Income from discontinued operations       $         22      $         67
                                             ============      ============


    The carrying value of real estate related to discontinued operations was $704 million and $787 million at March 31, 2004 and December 31, 2003, respectively.

    In February of 2004, MetLife entered into a marketing agreement to sell one of its real estate investments, the Sears Tower, and reclassified the property from Real Estate -- Held-for-Investments to Real Estate -- Held-for-Sale. The carrying value of the property as of March 31, 2004 was approximately $700 million. The sale, which occurred in April 2004, resulted in an after-tax gain of approximately $90 million.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The critical accounting policies, estimates and related judgments underlying the Company's unaudited interim condensed consolidated financial statements are summarized below. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations.

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

DERIVATIVES

    The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities or to changing fair values. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that embed derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the unaudited interim condensed consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

DEFERRED POLICY ACQUISITION COSTS

    The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a standard industry practice, in its determination of the capitalization and amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"). This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

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

EMPLOYEE BENEFIT PLANS

    The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities. The actuarial assumptions used in the calculation of the Company's aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's unaudited interim condensed consolidated financial statements and liquidity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- THE COMPANY

EXECUTIVE SUMMARY

    MetLife, Inc., through its affiliates and subsidiaries, is a leading provider of insurance and other financial services to a broad spectrum of individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowners insurance, and mutual funds and retail banking services to individuals, as well as group insurance, reinsurance and retirement and savings products and services to corporations and other institutions. The MetLife companies serve approximately 13 million households in the U.S. and provide benefits to approximately 37 million employees and family members through their plan sponsors including 88 of the FORTUNE 100 largest companies. MetLife, Inc. also has direct international insurance operations in 10 countries serving approximately 8 million customers. MetLife is organized into six business segments: Institutional, Individual, Auto & Home, International, Reinsurance and Asset Management.

    The Company reported $523 million in net income and diluted earnings per share of $0.69 for the three months ended March 31, 2004 compared to $362 million in net income and diluted earnings per share of $0.47 for the three months ended March 31, 2003. Continued revenue growth across all of the Company's segments and favorable claim experience were the leading contributors to the 44% increase in net income in the first quarter of 2004 over the comparable 2003 period. Total premiums and fees increased to $6.0 billion, up 12%, from the first quarter of 2003, which primarily stems from continued sales growth across most of the Company's segments as well as the positive impact of the U.S. financial markets on policy fees. Cash and invested assets grew to $228.7 billion in the first quarter of 2004, while the yields on those assets declined primarily as a result of the low interest rate environment. Assets under management grew to $362.9 billion, an 18% increase over the comparable 2003 period, and Individual annuity deposits increased to 3.4 billion, or up 32%, over the comparable 2003 period. In addition an improvement in net investment-related gains (losses), net of income taxes, of $229 million is primarily attributable to lower credit related losses. These increases are partially offset by a $158 million cumulative effect of a change in accounting in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1").

    INDUSTRY TRENDS

    The Company's segments continue to be influenced by a variety of industry trends and the Company continues to believe that each of its businesses is well positioned to capitalize on those trends. In general, the Company continues to see more employers, both large and small, outsourcing their benefits functions. Further, companies are offering broader new arrays of voluntary benefits to help retain employees while adding little to their overall benefits costs. These trends will likely continue and in fact expand across companies of all sizes. Employers are also demanding substantial online access for their employees for various self-service functions. This functionality requires substantial information technology investment that smaller companies will find difficult to absorb. This will put pressure on those smaller and mid-size companies to gain scale quickly or exit the business. Additionally, the Company is seeing a trend of employers moving to defined contribution plans over defined benefit plans.

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

    The combination of these trends will continue to favor those with scale, breadth of distribution and product, ability to provide advice and financial strength to support long-term guarantees.

DISCUSSION OF RESULTS

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------
                                                                                   2004               2003
                                                                                ------------      ------------
                                                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                        $      5,353      $      4,832
Universal life and investment-type product policy fees                                   690               572
Net investment income                                                                  2,977             2,874
Other revenues                                                                           353               298
Net investment-related gains (losses) (net of amounts allocable to other
  accounts of ($32) and ($38), respectively)                                             130              (214)
                                                                                ------------      ------------
  Total revenues                                                                       9,503             8,362
                                                                                ------------      ------------

EXPENSES
Policyholder benefits and claims (excludes amounts directly related
  to net investment-related gains (losses) of $45 and $28, respectively)               5,491             4,953
Interest credited to policyholder account balances                                       743               747
Policyholder dividends                                                                   442               503
Other expenses (excludes amounts directly related to net
  investment-related gains (losses) of ($13) and $10, respectively)                    1,864             1,749
                                                                                ------------      ------------
  Total expenses                                                                       8,540             7,952
                                                                                ------------      ------------

Income from continuing operations before provision
  for income taxes                                                                       963               410
Provision for income taxes                                                               304               115
                                                                                ------------      ------------
Income from continuing operations                                                        659               295
Income from discontinued operations, net of income taxes                                  22                67
                                                                                ------------      ------------
Income before cumulative effect of a change in accounting                                681               362
Cumulative effect of a change in accounting, net of income taxes                        (158)               --
                                                                                ------------      ------------
Net income                                                                      $        523      $        362
                                                                                ============      ============

    Income from continuing operations increased by $364 million, or 123%, to $659 million for the three months ended March 31, 2004 from $295 million in the comparable 2003 period. Improvement in net investment-related gains (losses), net of income taxes, account for $229 million of this increase. Excluding the impact of net investment-related gains (losses), the contribution to income from continuing operations is primarily attributable to the Institutional, Auto & Home and International segments. The decline in income from continuing operations in the Reinsurance segment is largely attributable to the reduction in the ownership interest in Reinsurance Group of America, Incorporated ("RGA").

    Premiums, fees and other revenues increased 12% over the prior period primarily resulting from the Institutional, Reinsurance, International and Individual segments. The Institutional segment contributed 46% to the period over period increase. This increase stems primarily from sales growth in the group life, retirement and savings, and the non-medical health and other businesses. The coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life") in the Reinsurance segment represents approximately half of the Reinsurance segment's 38% contribution to the Company's period over period increase, with the remaining increase being generated through new and renewal business. The International segment represents 6% of the Company's growth over the prior year period. This increase is primarily attributable to higher sales in Mexico, South Korea, Chile and Taiwan. In addition, the Individual segment's growth accounted for 4% of the period over period increase. This stems in part from policy fee income earned on annuity deposits, which were $3.4 billion in 2004, increasing 32% from the prior year period. In addition, the annuity separate account balance was $31.5 billion at March 31, 2004, up 70.3% versus the prior year quarter end. Partially offsetting these increases is a decline in traditional life premiums, which is largely attributable to run off in the Company's closed block of business.

    Investment margins, which represent the spread between net investment income and interest credited to policyholder account balances, remained favorable for the three months ended March 31, 2004 as the Company took appropriate crediting rate reductions in most products in an effort to keep pace with the market environment. In several product lines, where investment margins are a substantial part of earnings, the Company still has a reasonable amount of flexibility to further reduce crediting rates if portfolio yields were to decline from the March 31, 2004 levels.

    Underwriting results are varied in the first quarter of 2004. Group disability's morbidity incurred loss ratio, which represents actual disability claims as a percentage of assumed claims incurred used in the determination of future policy benefits, was very strong at 93.3%, which is predominately due to lower long term disability incidence and higher net claim closures within the quarter. The group term life mortality incurred ratio, which represents actual life claims as a percentage of assumed claims incurred used in the determination of future policy benefits, increased to 95.7%, reflecting adverse mortality. The Individual life mortality incurred ratio, which is calculated on the same basis as the group term life incurred ratio, was favorable at 85.4%, which includes the impact of a single large claim in the variable and universal product line. The Auto & Home combined ratio, which is a measure of both the loss and loss adjustment expense ratio, as well as the expense ratio, was favorable at 96.5% excluding catastrophes.

    Other expenses increased 7% over the prior year period primarily as a result of an increase in non-deferrable volume related expenses associated with the aforementioned business growth, including the impact of the coinsurance agreement with Allianz Life. In addition, other expenses include costs associated with office consolidations and related fixed asset write-offs in the first quarter of 2004.

    Net investment-related gains (losses) increased by $344 million, or 161%, to $130 million for the three months ended March 31, 2004 from ($214) million for the comparable 2003 period. This increase reflects total investment-related gains, before offsets, of $98 million for the three months ended March 31, 2004. The Company's investment-related gains (losses) are net of related policyholder amounts. The amounts netted against investment-related gains (losses) are (i) amortization of DAC, to the extent that such amortization results from investment-related gains (losses), and (ii) adjustments to the policyholder dividend obligation resulting from investment-related gains (losses). Offsets include the amortization of DAC of ($13) million and $10 million for the three months ended March 31, 2004 and 2003, respectively, and changes in the policyholder dividend obligation of $45 million and $28 million for the three months ended March 31, 2004 and 2003, respectively. The dollar amount of the offsets may vary disproportionately with net investment-related gains (losses) based on the relationship of the underlying securities sold to certain insurance products. The improvement in net investment-related gains (losses) is primarily due to lower credit-related losses, reflecting the improved market conditions.

    The Company believes its policy of netting related policyholder amounts against investment-related gains (losses) provides important information in evaluating its performance. Investment-related gains (losses) are often excluded by investors when evaluating the overall financial performance of insurers. The Company believes its presentation enables readers to easily exclude investment-related gains (losses) and the related effects on the consolidated statements of income when evaluating its performance. The Company's presentation of investment-related gains (losses), net of policyholder amounts, may be different from the presentation used by other insurance companies and, therefore, amounts in its consolidated statements of income may not be comparable to amounts reported by other insurers.

    Income tax expense for the three months ended March 31, 2004 was $304 million, or 32% of income from continuing operations before provision for income taxes and cumulative effect of change in accounting, compared with $115 million, or 28%, for the comparable 2003 period. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing and a tax adjustment for a recovery of prior year tax overpayments on tax-exempt bonds.

    Income from discontinued operations declined $45 million, or 67%, to $22 million for the three months ended March 31, 2004 from $67 million in the comparable prior year period. The decrease is primarily due to lower recognized net investment-related gains from real estate properties sold in the three months ended March 31, 2004 as compared to the prior 2003 period. The income from discontinued operations is comprised of net investment income and net investment-related gains related to properties that the Company has classified as available-for-sale. For the three months ended March 31, 2004 and 2003, the Company recognized $21 million and $90 million of net investment-related gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

    The Company recorded a $158 million cumulative effect of a change in accounting in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

INSTITUTIONAL

    The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
                                                                       2004              2003
                                                                   ------------      ------------
                                                                        (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                           $      2,411      $      2,136
Universal life and investment-type product policy fees                      185               161
Net investment income                                                     1,089               976
Other revenues                                                              164               142
Net investment-related gains (losses)                                        93              (109)
                                                                   ------------      ------------
   Total revenues                                                         3,942             3,306
                                                                   ------------      ------------

EXPENSES
Policyholder benefits and claims                                          2,692             2,379
Interest credited to policyholder account balances                          232               224
Policyholder dividends                                                        7                39
Other expenses                                                              451               436
                                                                   ------------      ------------
   Total expenses                                                         3,382             3,078
                                                                   ------------      ------------

Income from continuing operations before
  provision for income taxes                                                560               228
Provision for income taxes                                                  191                80
                                                                   ------------      ------------
Income from continuing operations                                           369               148
Income from discontinued operations, net of income taxes                      1                27
                                                                   ------------      ------------
Income before cumulative effect of a change in accounting                   370               175
Cumulative effect of a change in accounting, net of income
  taxes                                                                     (60)               --
                                                                   ------------      ------------
Net income                                                         $        310      $        175
                                                                   ============      ============


THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- INSTITUTIONAL

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

    Income from continuing operations increased by $221 million, or 149%, to $369 million for the three months ended March 31, 2004 from $148 million for the comparable 2003 period. Favorable interest margins, mostly relating to higher investment income and overall asset growth were the primary contributors to the earnings growth. Revenue growth, favorable underwriting results and favorable expense margins also contributed to the increase in earnings.

    Total revenues, excluding net investment-related gains (losses), increased by $434 million, or 13%, to $3,849 million for the three months ended March 31, 2004 from $3,415 million for the comparable 2003 period. The increase is attributable to both the group insurance and retirement and savings product lines. Within group insurance, life insurance premiums, fees and other revenues grew 10%. This increase was primarily due to large case activity, as well as the acquisition of the John Hancock block of group life business which contributed $24 million to this increase. Non-medical health insurance premiums, fees and other revenues increased 10% due to continued growth in the dental and long-term care products. Retirement and savings premiums, fees and other revenues increased 47% primarily due to a sale for a significant single premium contract during the three months ended March 31, 2004 as well as higher structured settlement premiums. Premiums, fees and other revenues from retirement and savings products are significantly influenced by large transactions and as a result can fluctuate from period to period.

    Total expenses increased by $304 million, or 10%, to $3,382 million for the three months ended March 31, 2004 from $3,078 million for the comparable 2003 period. Policyholder related expenses increased $289 million primarily as a function of growth in the business. In addition, unfavorable mortality experience in the group life segment contributed to this increase. This is partially offset by favorable underwriting results in our retirement and savings segment. Other operating expenses increased $15 million over the prior period. This increase is primarily due to higher expenses in the non-medical health segment consistent with growth in revenue.

INDIVIDUAL

    The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------
                                                                                   2004              2003
                                                                               ------------      ------------
                                                                                   (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                       $        978      $      1,041
Universal life and investment-type product policy fees                                  422               360
Net investment income                                                                 1,515             1,555
Other revenues                                                                          117                86
Net investment-related gains (losses) (net of amounts allocable from other
  accounts of ($32) and ($38), respectively)                                              9               (63)
                                                                               ------------      ------------
Total revenues                                                                        3,041             2,979
                                                                               ------------      ------------

EXPENSES
Policyholder benefits and claims (excludes amounts directly related to net investment-related gains (losses) of ($45) and ($28),
  respectively)                                                                       1,231             1,252
Interest credited to policyholder account balances                                      423               443
Policyholder dividends                                                                  418               440
Other expenses (excludes amounts directly related to net
  investment-related gains (losses) of $13 and ($10),
  respectively)                                                                         689               668
                                                                               ------------      ------------
Total expenses                                                                        2,761             2,803
                                                                               ------------      ------------
Income from continuing operations before provision
  for income taxes                                                                      280               176
Provision for income taxes                                                               95                62
                                                                               ------------      ------------
Income from continuing operations                                                       185               114
Income from discontinued operations, net of income taxes                                  1                27
                                                                               ------------      ------------
Income before cumulative effect of a change in accounting                               186               141
Cumulative effect of a change in accounting, net of income taxes                        (70)               --
                                                                               ------------      ------------
Net income                                                                     $        116      $        141
                                                                               ============      ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- INDIVIDUAL

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

    Income from continuing operations increased by $71 million, or 62%, to $185 million for the three months ended March 31, 2004 from $114 million for the comparable 2003 period. The increase period over period is primarily attributable to the growth in the separate account asset base, which increased fee income. Partially offsetting the increased fee income was reduced net investment income driven by lower bond yields, increased expenses primarily due to expenses associated with office consolidations and related fixed asset write-offs and reduced policyholder benefits and dividends due primarily to a reduction in the dividend scale.

    Total revenues, excluding net investment-related gains (losses), decreased by $10 million, or less than 1%, to $3,032 million for the three months ended March 31, 2004 from $3,042 million for the comparable 2003 period. Fees from universal life and investment-type products grew approximately 17% over the prior year period largely due to a higher asset base. The growth in the separate account asset base is largely attributable to two factors: (i) increased sales of variable annuities and (ii)improvements in the financial markets. The increase in fee income was offset by declines in premiums in the traditional life products as well as a decrease in net investment income. Premiums associated with the Company's closed block of business continued to decline in the expected range of 3% to 6%, as this business continues to run-off. Premiums also decreased slightly due to reduced paid-up additions resulting from a reduction in the dividend scale. The decline in net investment income was due to a decline in bond yields, consistent with the current market environment.

    Total expenses decreased by $42 million, or 2%, to $2,761 million for the three months ended March 31, 2004 from $2,803 million for the comparable 2003 period. The decrease is primarily attributed to a $43 million decrease in the policyholder benefits and dividends precipitated by a reduction in the scale, which reduced paid-up addition reserves and the dividend expense. In addition the amount of interest credited to the policyholder account balance declined due to a reduction of rates on the in-force block of business and the sales of new business at lower rates, a pricing strategy commensurate with the reduced earned rate on the general account assets. Offsetting the decline in interest expense, other expenses, net of DAC, increased $34 million comparatively due in part to expenses associated with office consolidations and related fixed asset write-offs.

AUTO & HOME

    The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                        THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------
                                                           2004             2003
                                                       ------------     ------------
                                                          (DOLLARS IN MILLIONS)
REVENUES
Premiums                                               $        737     $        712
Net investment income                                            46               39
Other revenues                                                    9                9
Net investment-related gains (losses)                            --               (4)
                                                       ------------     ------------
   Total revenues                                               792              756
                                                       ------------     ------------

EXPENSES
Policyholder benefits and claims                                536              534
Policyholder dividends                                           --               --
Other expenses                                                  198              199
                                                       ------------     ------------
   Total expenses                                               734              733
                                                       ------------     ------------
Income before provision (benefit) for income taxes               58               23
Provision (benefit) for income taxes                             12               (4)
                                                       ------------     ------------
Net income                                             $         46     $         27
                                                       ============     ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- AUTO & HOME

    Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto and homeowners insurance.

    Net income increased by $19 million, or 70%, to $46 million for the three months ended March 31, 2004 from $27 million for the comparable 2003 period. The increase in earnings period over period is mainly due to an improvement in adverse claims development related to prior accident years and higher investment income resulting from the prepayment of a preferred stock.

    Total revenues, excluding net investment-related gains (losses), increased by $32 million, or 4%, to $792 million for the three months ended March 31, 2004 from $760 million for the comparable 2003 period. This variance is mainly due to increases in average earned premium from continued rate increases.

    Total expenses were essentially flat at $734 million for the three months ended March 31, 2004 and $733 million for the comparable 2003 period. Improvement in adverse claims development related to prior accident years, of $37 million and an $11 million reduction in the cost of the New York assigned risk plan contributed to a decline in expenses. However, this decline was essentially offset by increases in average claim costs for the current accident year in bodily injury, uninsured motorists and homeowners coverages, as well as a slight increase in catastrophes. The combined ratio, excluding catastrophes, declined to 96.5% for the three months ended March 31, 2004 versus 101.2% for the comparable 2003 period.

INTERNATIONAL

    The following table presents consolidated financial information for the International segment for the periods indicated:

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                               2004              2003
                                                           ------------      ------------
                                                                (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                   $        412      $        395
Universal life and investment-type product policy fees               83                51
Net investment income                                               123               123
Other revenues                                                        4                 8
Net investment-related gains (losses)                                29                --
                                                           ------------      ------------
   Total revenues                                                   651               577
                                                           ------------      ------------

EXPENSES
Policyholder benefits and claims                                    376               358
Interest credited to policyholder account balances                   37                37
Policyholder dividends                                               12                19
Other expenses                                                      132               121
                                                           ------------      ------------
   Total expenses                                                   557               535
                                                           ------------      ------------
Income from continuing operations before provision
   for income taxes                                                  94                42
Provision for income taxes                                           28                14
                                                           ------------      ------------
Income from continuing operations                                    66                28
Cumulative effect of a change in accounting, net of
  income taxes                                                      (30)               --
                                                           ------------      ------------
Net income                                                 $         36      $         28
                                                           ============      ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- INTERNATIONAL

    International provides life insurance, accident and health insurance, annuities and savings and retirement products to both individuals and groups. The Company focuses on emerging markets in the Latin America and Asia/Pacific regions.

    Net income increased by $8 million, or 29%, to $36 million for the three months ended March 31, 2004 from $28 million for the comparable 2003 period. Included in the current period is a charge for the cumulative effect of a change in accounting of $30 million partially offset by realized gains of $29 million primarily due to the sale of the Spanish operation, which was completed during the three months ended March 31, 2004.

    Total revenues, excluding net investment-related gains (losses), increased by $45 million, or 8% to $622 million for the three months ended March 31, 2004 from $577 million for the comparable 2003 period. The sale of the Spanish operation reduced revenues by $51 million over the comparable 2003 period. Excluding this, revenues increased by $96 million, or 18%, of which 3% was caused by currency fluctuation. Mexico, South Korea, Chile and Taiwan's revenues increased by $31 million, $22 million, $20 million and $10 million, respectively, due primarily to planned growth in the business, as well as better investment earnings.

    Total expenses increased by $22 million, or 4%, to $557 million for the three months ended March 31, 2004 from $535 million for the comparable 2003 period. The sale of the Spanish operation reduced expenses by $50 million over the comparable 2003 period. Excluding this, expenses increased by $72 million, or 15%, of which 3% was caused by currency fluctuation. South Korea, Chile and Taiwan's expenses increased by $19 million, $19 million and $9 million, respectively, commensurate with the revenue increase in each country. Mexico's expenses increased by $12 million primarily due to the aforementioned revenue increase, partially offset by the impact of the change in reserve methodology that was introduced subsequent to March 31, 2003.

REINSURANCE

    The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
                                                                       (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                           $        816     $        552
Net investment income                                                       130              110
Other revenues                                                               12               12
Net investment-related gains (losses)                                        17               (4)
                                                                   ------------     ------------
  Total revenues                                                            975              670
                                                                   ------------     ------------

EXPENSES
Policyholder benefits and claims                                            654              428
Interest credited to policyholder account balances                           51               43
Policyholder dividends                                                        5                5
Other expenses                                                              229              164
                                                                   ------------     ------------
  Total expenses                                                            939              640
                                                                   ------------     ------------
Income before provision for income taxes                                     36               30
Provision for income taxes                                                   12               10
                                                                   ------------     ------------
Income from continuing operations                                            24               20
Cumulative effect of a change in accounting, net of income
  taxes                                                                       3               --
                                                                   ------------     ------------
Net income                                                         $         27     $         20
                                                                   ============     ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- REINSURANCE

    MetLife's Reinsurance segment is comprised of the life reinsurance business of RGA, a publicly traded company, and MetLife's ancillary life reinsurance business. RGA has operations in North America and has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

    Net income increased by $7 million, or 35%, to $27 million for the three months ended March 31, 2004 from $20 million for the comparable 2003 period. The increase in earnings period over period is primarily attributable to an increase in net investment-related gains, business growth in RGA's U.S. traditional business and the cumulative effect of the change in accounting. The increase was partially offset by additional minority interest expense as MetLife's beneficial ownership in RGA decreased from 59% to 52% in the respective periods and favorable claims experience (favorable mortality) in RGA's U.S. traditional business in the prior-year quarter compared to higher claims levels in the current quarter. Growth in RGA's U.S. traditional business included a large coinsurance agreement with Allianz Life under which RGA assumed 100% of Allianz Life's U.S. traditional life reinsurance business. This transaction closed during the fourth quarter of 2003 and was effective retroactive to July 1, 2003.

    Total revenues, excluding net investment-related gains (losses), increased by $284 million, or 42%, to $958 million for the three months ended March 31, 2004 from $674 million for the comparable 2003 period. This increase is primarily due to a $129 million increase in revenues due to the transaction with Allianz Life, as well as new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the U.S. and certain international reinsurance operations, primarily in the United Kingdom and Asia/Pacific region.

    Total expenses increased by $299 million, or 47%, to $939 million for the three months ended March 31, 2004 from $640 million for the comparable 2003 period. This increase is consistent with the growth in revenues and is primarily attributable to policyholder benefits and claims and allowances paid on assumed reinsurance associated with the aforementioned transaction with Allianz Life.

ASSET MANAGEMENT

    The following table presents consolidated financial information for the Asset Management segment for the periods indicated:

                                              THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                 2004             2003
                                             ------------     ------------
                                                 (DOLLARS IN MILLIONS)
REVENUES
Net investment income                        $         18     $         16
Other revenues                                         40               29
Net investment-related gains (losses)                  --                8
                                             ------------     ------------
  Total revenues                                       58               53
                                             ------------     ------------

OTHER EXPENSES                                         49               43
                                             ------------     ------------

Income before provision for income taxes                9               10
Provision for income taxes                              4                4
                                             ------------     ------------
Net income                                   $          5     $          6
                                             ============     ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- ASSET MANAGEMENT

    Asset Management, through SSRM Holdings, Inc. ("State Street Research"), provides a broad variety of asset management products and services to MetLife, third-party institutions and individuals. State Street Research offers investment management services in all major investment disciplines through multiple channels of distribution in both the retail and institutional marketplaces.

    Net income decreased by $1 million, or 17%, to $5 million for the three months ended March 31, 2004 from $6 million for the comparable 2003 period. The decrease period over period is mainly due to higher expenses primarily attributable to a regulatory settlement and associated legal costs which were recorded during the first quarter of 2004, in addition to expense increases resulting from higher assets under management.

    Total revenues, excluding net investment-related gains (losses), increased by $13 million, or 29%, to $58 million for the three months ended March 31, 2004 from $45 million for the comparable 2003 period. This increase is primarily attributable to an increase in revenues earned on higher average assets under management. Assets under management increased 16% to $50.4 billion as of March 31, 2004 from $43.6 billion for the comparable 2003 period.

    Other expenses increased by $6 million, or 14%, to $49 million for the three months ended March 31, 2004 from $43 million for the comparable 2003 period. This increase was primarily attributable to a regulatory settlement and associated legal costs amounting to approximately $4 million and higher variable expenses as a result of higher average assets under management.

CORPORATE & OTHER

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003 -- CORPORATE & OTHER

    Corporate & Other contains the excess capital not allocated to the business segments, as well as expenses associated with the resolution of certain legal proceedings and interest expense related to the majority of the Company's outstanding debt.

    Loss from continuing operations decreased by $12 million, or 25%, to $36 million for the three months ended March 31, 2004 from $48 million for the comparable 2003 period. The decrease in losses is mainly due to lower net investment-related losses.

    Total revenues, excluding net investment-related gains (losses), decreased by $1 million, or 2%, to $62 million for the three months ended March 31, 2004 from $63 million for the comparable 2003 period. Higher net investment income from long-term bonds and securities lending were almost entirely offset by an increase in interest paid on allocated capital.

    Total expenses decreased by $2 million, or 2%, to $118 million for the three months ended March 31, 2004 from $120 million for the comparable 2003 period. The decrease is due to lower legal expenses partially offset by higher interest credited to bank customer deposits as a result of growth in MetLife Bank's business.

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

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

    CAPITAL

    Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, N.A. ("MetLife Bank"), a national bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At March 31, 2004, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

    LIQUIDITY

    Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. It is managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and is provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company's liquidity management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth and a targeted liquidity profile. A disruption in the financial markets could limit the Holding Company's access to liquidity.

    The Holding Company's ability to maintain regular access to competitively priced wholesale funds is fostered by its current debt ratings from the major credit rating agencies. Management views its capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and its liquidity monitoring procedures as critical to retaining high credit ratings.

    Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations access to the financial markets for capital and term-debt transactions and exposure to contingent draws on the Holding Company's liquidity.

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

    Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At March 31, 2004 and December 31, 2003, the Holding Company had $1,159 million and $1,320 million in liquid assets, respectively.

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

    At March 31, 2004, the Holding Company had no short-term debt outstanding as compared to $106 million at December 31, 2003. At both March 31, 2004 and December 31, 2003, the Holding Company had $3.96 billion in long-term debt outstanding, respectively.

    The Holding Company filed a $5.0 billion shelf registration statement with the U.S. Securities and Exchange Commission ("SEC"), which became effective on March 4, 2004. The shelf registration will permit the registration and issuance of a wide range of debt and equity securities. Approximately $44 million of registered but unissued securities remaining from the Company's 2001 $4.0 billion shelf registration statement has been carried over to this shelf registration.

    The Holding Company issued and remarketed senior debt and debentures, respectively, in the aggregate amount of $3.96 billion under the 2001 $4.0 billion shelf registration statement. Under this shelf registration statement, the Holding Company remarketed $1,006 million aggregate principal amount of debentures previously issued in connection with the issuance of equity security units in February of 2003. See "-- MetLife Capital Trust I." The following table summarizes the Holding Company's senior debt issuances:




ISSUE DATE              PRINCIPAL      INTEREST RATE     MATURITY
-------------    --------------------  -------------     --------
                 (DOLLARS IN MILLIONS)
November 2003           $   500            5.00%           2013
November 2003           $   200            5.88%           2033
December 2002           $   400            5.38%           2012
December 2002           $   600            6.50%           2032
November 2001           $   500            5.25%           2006
November 2001           $   750            6.13%           2011

    Other sources of the Holding Company's liquidity include programs for short and long-term borrowing, as needed, arranged through Metropolitan Life.

    Credit Facilities. The Holding Company maintains committed and unsecured credit facility aggregating $2.25 billion ($1 billion expiring in 2004 and $1.25 billion expiring in 2005) which it shares with Metropolitan Life and MetLife Funding, Inc. ("MetLife Funding"). Drawdowns under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At March 31, 2004, neither the Holding Company, Metropolitan Life nor MetLife Funding had drawn against these credit facilities. In April 2004, the Company replaced the $2.25 billion credit facilities expiring in 2004 and 2005, with a $1.0 billion 364-day facility expiring in 2005 and a $1.5 billion five-year credit facility expiring in 2009.

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

    Capital Contributions to Subsidiaries. During the three months ended March 31, 2004 and 2003, the Holding Company contributed an aggregate of $75 million and $10 million to various subsidiaries, respectively.

    Share Repurchase. On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The following table summarizes the three months ended March 31, 2004 and 2003 repurchase activity:



                                  MARCH 31,
                            ---------------------
                              2004         2003
                           ----------    --------
                            (DOLLARS IN MILLIONS)
Shares Repurchased          1,849,500        --
Cost                       $       65        --

    At March 31, 2004, the Holding Company had approximately $644 million remaining on its existing share repurchase program. See Part II, Item 2, "Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities."

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

    Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2004, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

    Based on management's analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common stock, contribute capital to its subsidiaries, pay all operating expenses, repurchase common stock and meet its other obligations.

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

    Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At March 31, 2004 and December 31, 2003, the Company had $131 billion and $125 billion in liquid assets, respectively.

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

    At March 31, 2004 and December 31, 2003, the Company had $3,068 million and $3,642 million in short-term debt outstanding and $5,707 million and $5,703 million in long-term debt outstanding, respectively. On November 1, 2003, the Company redeemed the

$300 million of 7.45% Surplus Notes outstanding scheduled to mature on November 1, 2023 at a redemption price of $311 million.

    MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both March 31, 2004 and December 31, 2003, MetLife Funding had a tangible net worth of $10.8 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At March 31, 2004 and December 31, 2003, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1,044 million and $1,042 million, respectively, consisting primarily of commercial paper.

    Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2004, $1.3 billion expiring in 2005 and $175 million expiring in 2006). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper programs. At March 31, 2004, the Company had drawn approximately $55 million under the facilities expiring in 2005 at interest rates ranging from 4.77% to 6.16% and approximately $50 million under a facility expiring in 2006 at an interest rate of 1.63%. In April 2004, the Company replaced $2.25 billion credit facilities expiring in 2004 and 2005, with a $1.0 billion 364-day facility expiring in 2005 and a $1.5 billion five-year credit facility expiring in 2009.

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

    The following table summarizes the Company's major contractual obligations as of March 31, 2004:



CONTRACTUAL OBLIGATIONS              TOTAL        2004         2005          2006          2007         2008       THEREAFTER
-----------------------            --------     --------     --------      --------      --------     --------     ----------
                                                                     (DOLLARS IN MILLIONS)
Other long-term liabilities (1)    $ 86,746     $  3,414     $  3,837      $  3,483      $  3,615     $  2,964      $ 69,433
Long-term debt (2)                    5,658          131        1,419           653            29           12         3,414
Partnership investments (3)           1,374        1,374           --            --            --           --            --
Operating leases                      1,288          156          186           163           137          105           541
Mortgage commitments                  1,070        1,070           --            --            --           --            --
Shares subject to
  mandatory redemption (2)              350           --           --            --            --           --           350
Capital leases                           69            8            9            10            11           12            19
                                   --------     --------     --------      --------      --------     --------      --------
Total                              $ 96,555     $  6,153     $  5,451      $  4,309      $  3,792     $  3,093      $ 73,757
                                   ========     ========     ========      ========      ========     ========      ========

----------

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

    As of March 31, 2004, the Company had no material, individually or in the aggregate, purchase obligations and pension and other postretirement benefit obligations.

    On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was approximately $16 million at March 31, 2004. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

    Letters of Credit. At March 31, 2004 and December 31, 2003, the Company had outstanding approximately $779 million and $828 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

    Support Agreements. In addition to the support agreements described above, Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2004, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

    In connection with the Company's acquisition of GenAmerica Financial Corporation ("GenAmerica"), Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"). Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At March 31, 2004, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

    General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At March 31, 2004, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

    Based on management's analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common stock, pay all operating expenses, repurchase common stock and meet its other obligations. The nature of the Company's diverse product portfolio and customer base lessen the likelihood that normal operations will result in any significant strain on liquidity.

    Consolidated cash flows. Net cash provided by operating activities was $1,116 million and $976 million for the three months ended March 31, 2004 and 2003, respectively. The $140 million increase in operating cash flows in 2004 over the comparable 2003 period is primarily attributable to sales growth in the group life, dental, disability and long-term care businesses, as well as higher sales in retirement and savings' structured settlement products. The late 2003 acquisition of John Hancock's group business also contributed to sales growth in the 2004 period. In addition, growth in MetLife Bank's customer deposits contributed to the increase in operating cash flows.

    Net cash used in investing activities was $2,993 million and $1,721 million for the three months ended March 31, 2004 and 2003, respectively. The $1,272 million increase in net cash used in investing activities in 2004 over the comparable 2003 period is primarily attributable to an increase in the purchases of equity securities and a decrease in the proceeds from sales of fixed maturities. In addition, the Company increased cash outflows by reducing the net payable under securities loaned transactions. These items were partially offset by cash inflows due to a net change in short-term investments.

    Net cash provided by financing activities was $1,290 million and $3,360 million for the three months ended March 31, 2004 and 2003, respectively. The $2,070 million decrease in net cash provided by financing activities in 2004 over the comparable 2003 period is primarily attributable to the repayment of short-term debt issued related to dollar roll activity and commercial paper which was used to pre-fund the issuance of guaranteed interest contracts in April 2003. In addition, the Company had an increase in cash outflows to acquire treasury stock in the stock repurchase program during 2004 over the comparable 2003 period.

EFFECTS OF INFLATION

    The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

APPLICATION OF RECENT ACCOUNTING STANDARDS

    Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. At adoption, the Company increased future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining reserves for certain universal life insurance contracts by approximately $68 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Industry standards and practices may continue to evolve relating to the valuation of liabilities relating to these types of benefits and contracts, which may result in further adjustments to the Company's measurement of such liabilities in subsequent accounting periods. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability through net investment-related gains (losses). Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of a change in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of a change in accounting. As a result of the adoption of SOP 03-1, the Company reduced net income by $14 million, net of offsets and income taxes, for the three months ended March 31, 2004.

    Effective December 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF 03-1 only required additional disclosures and, therefore, did not impact the Company's unaudited interim condensed consolidated financial statements.

    In December, 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

    Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. As a result of the adoption of Issue B36, the Company recognized investment-related losses and related amortization of DAC of $13 million, net of income tax, for the three months ended March 31, 2004.

    Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance that was incorporated in SFAS 149, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its unaudited interim condensed consolidated financial statements.

    During 2003, the Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE and must be consolidated, in accordance with the transition rules and effective dates, if the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As a result, effective March 31, 2004, the Company had consolidated assets and liabilities relating to real estate joint ventures of $78 million and $15 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and $1 million, respectively, for which the Company was deemed to be the primary beneficiary. The transition effect recorded at March 31, 2004 as a result of these consolidations was insignificant.

INVESTMENTS

    The Company had total cash and invested assets at March 31, 2004 and December 31, 2003 of $228.7 billion and $221.8 billion, respectively. In addition, the Company had $78.3 billion and $75.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of March 31, 2004 and December 31, 2003, respectively.

    The following table summarizes the Company's cash and invested assets at:



                                                                      MARCH 31, 2004               DECEMBER 31, 2003
                                                                  ----------------------         ----------------------
                                                                  CARRYING        % OF           CARRYING       % OF
                                                                    VALUE          TOTAL           VALUE         TOTAL
                                                                   --------       ------          --------       ------
                                                                                   (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value                 $174,100         76.2%         $167,752         75.6%
Mortgage loans on real estate                                        26,562         11.6            26,249         11.8
Real estate and real estate joint ventures held-for-investment        3,995          1.7             3,893          1.8
Real estate held-for-sale                                               704          0.3               787          0.4
Policy loans                                                          8,758          3.8             8,749          3.9
Equity securities, at fair value and other limited partnership
  interests                                                           4,305          1.9             4,198          1.9
Cash and cash equivalents                                             3,146          1.4             3,733          1.7
Short-term investments                                                1,998          0.9             1,826          0.8
Other invested assets                                                 5,094          2.2             4,645          2.1
                                                                   --------      -------          --------      -------
  Total cash and invested assets                                   $228,662        100.0%         $221,832        100.0%
                                                                   ========      =======          ========      =======

INVESTMENT RESULTS

    Net investment income, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), on general account cash and invested assets totaled $3,006 million, and $2,899 million for the three months ended March 31, 2004 and 2003, respectively. The annualized yields on general account cash and invested assets, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133, and excluding all net investment-related gains (losses), were 6.43% and 6.95% for the three months ended March 31, 2004 and 2003, respectively. The decline in annualized yields is due primarily to the decline in interest rates during these periods.

    The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the three months ended March 31, 2004 and 2003:



                                                                  AT OR FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------------
                                                                 2004                                   2003
                                                        ------------------------              -------------------------
                                                        YIELD(1)        AMOUNT                YIELD(1)          AMOUNT
                                                        --------       ---------              --------        ---------
                                                                            (DOLLARS IN MILLIONS)
FIXED MATURITIES:(2)
Investment income                                        6.62%         $   2,232                7.01%         $   2,044
Net investment-related gains (losses)                                         34                                   (149)
                                                                       ---------                              ---------
  Total                                                                $   2,266                              $   1,895
                                                                       ---------                              ---------
Ending assets                                                          $ 174,100                              $ 144,341
                                                                       ---------                              ---------
MORTGAGE LOANS ON REAL ESTATE:(3)
Investment income                                        6.81%         $     449                7.51%         $     470
Net investment-related gains (losses)                                         --                                    (14)
                                                                       ---------                              ---------
  Total                                                                $     449                              $     456
                                                                       ---------                              ---------
Ending assets                                                          $  26,562                              $  25,046
                                                                       ---------                              ---------
REAL ESTATE AND REAL ESTATE JOINT
VENTURES HELD-FOR-INVESTMENT:(4)
Investment income, net of expenses                      11.85%         $     139               11.16%         $     127
Net investment-related gains (losses)                                         21                                     92
                                                                       ---------                              ---------
  Total                                                                $     160                              $     219
                                                                       ---------                              ---------
Ending assets                                                          $   4,699                              $   4,475
                                                                       ---------                              ---------
POLICY LOANS:
Investment income                                        6.12%         $     134                6.47%         $     139
                                                                       ---------                              ---------
Ending assets                                                          $   8,758                              $   8,615
                                                                       ---------                              ---------
EQUITY SECURITIES AND OTHER LIMITED
  PARTNERSHIP INTERESTS:
Investment income                                        3.03%         $      29                6.11%         $      54
Net investment-related gains (losses)                                         --                                    (71)
                                                                       ---------                              ---------
  Total                                                                $      29                              $     (17)
                                                                       ---------                              ---------
Ending assets                                                          $   4,305                              $   3,867
                                                                       ---------                              ---------
CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS:
Investment income                                        2.67%         $      30                4.57%         $      64
Net investment-related gains (losses)                                         --                                     (4)
                                                                       ---------                              ---------
  Total                                                                $      30                              $      60
                                                                       ---------                              ---------
Ending assets                                                          $   5,144                              $   8,126
                                                                       ---------                              ---------
OTHER INVESTED ASSETS:(5)
Investment income                                        5.60%         $      57                8.45%         $      63
Net investment-related gains (losses),
 net of adjustments(6)(7)                                                     82                                     14
                                                                       ---------                              ---------
  Total                                                                $     139                              $      77
                                                                       ---------                              ---------
Ending assets                                                          $   5,094                              $   3,948
                                                                       ---------                              ---------
TOTAL INVESTMENTS:
Investment income before expenses and fees               6.57%         $   3,070                7.10%         $   2,961
Investment expenses and fees                            (0.14)%              (64)              (0.15)%              (62)
                                                        ------         ---------               -----          ---------
Net investment income                                    6.43%         $   3,006                6.95%         $   2,899
Net investment-related gains (losses)                                        137                                   (132)
                                                                       ---------                              ---------
  Total                                                                $   3,143                              $   2,767
                                                                       =========                              =========

----------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $911 million and $798 million at March 31, 2004 and 2003, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

(3) Investment income from mortgage loans on real estate includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $44 million and $45 million for the three months ended March 31, 2004 and 2003, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $16 million and $17 million for the three months ended March 31, 2004 and 2003, respectively. These amounts are net of depreciation of $2 million and $6 million for the three months ended March 31, 2004 and 2003, respectively. Net investment-related gains (losses) include $21 million and $90 million of gains classified as discontinued operations for the three months ended March 31, 2004 and 2003, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $14 million and $8 million for the three months ended March 31, 2004 and 2003, respectively. These amounts are excluded from net investment-related gains (losses).

(6) Adjustments to investment-related gains (losses) of $32 million and $38 million for the three months ended March 31, 2004 and 2003, respectively, include amortization of DAC and adjustments to the policyholder dividend obligation resulting from investment-related gains (losses).

(7) Included in net investment-related gains (losses) for the three months ended March 31, 2004 is a $23 million gain from the sale of a subsidiary.

FIXED MATURITIES

    Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 76.2% and 75.6% of total cash and invested assets at March 31, 2004 and December 31, 2003, respectively. Based on estimated fair value, public fixed maturities represented $153,704 million, or 88.3% and $147,489 million, or 87.9%, of total fixed maturities at March 31, 2004 and December 31, 2003, respectively. Based on estimated fair value, private fixed maturities represented $20,396 million, or 11.7% and $20,263 million, or 12.1%, of total fixed maturities at March 31, 2004 and December 31, 2003, respectively.

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

    The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:



                                                     MARCH 31, 2004                          DECEMBER 31, 2003
                                            -----------------------------------      -------------------------------
                                                            ESTIMATED                             ESTIMATED
NAIC          RATING AGENCY                 AMORTIZED         FAIR        % OF       AMORTIZED      FAIR       % OF
RATING        DESIGNATION(1)                  COST            VALUE       TOTAL        COST         VALUE      TOTAL
------       --------------------------     ---------      ----------     -----      ---------    --------     -----
                                                                        (DOLLARS IN MILLIONS)
  1          Aaa/Aa/A                       $109,096       $116,165        66.7%     $106,779     $112,333      67.0%
  2          Baa                              41,137         44,842        25.8        39,006       42,057      25.0
  3          Ba                                7,022          7,731         4.4         7,388        8,011       4.8
  4          B                                 3,672          3,929         2.3         3,578        3,814       2.3
  5          Caa and lower                       677            700         0.4           630          629       0.4
  6          In or near default                  181            189         0.1           341          371       0.2
                                            --------       --------       -----      --------     --------     -----
             Subtotal                        161,785        173,556        99.7       157,722      167,215      99.7
             Redeemable preferred stock          600            544         0.3           611          537       0.3
                                            --------       --------       -----      --------     --------     -----
             Total fixed maturities         $162,385       $174,100       100.0%     $158,333     $167,752     100.0%
                                            ========       ========       =====      ========     ========     =====

----------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the lower of the applicable ratings between Moody's and S&P. The current period ratings are presented so that the consolidated rating is equal to the Moody's or S&P rating, whichever is more conservative. If no rating is available from a rating agency, then the MetLife rating will be used.

    The fixed maturities portfolio is diversified across a broad range of asset sectors, and the sector mix did not change significantly in the first quarter of 2004. The following tables set forth the amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each sector is comprised of at:



                                                                      MARCH 31, 2004
                                             ---------------------------------------------------------------
                                                               GROSS UNREALIZED
                                             AMORTIZED     ------------------------    ESTIMATED      % OF
                                               COST           GAIN           LOSS      FAIR VALUE     TOTAL
                                             ----------    ----------    ----------    ----------    -------
                                                                    (DOLLARS IN MILLIONS)
U.S. treasuries/agencies                     $   15,436    $    1,637    $        8    $   17,065       9.8%
State and political subdivisions                  3,357           232             9         3,580       2.0
U.S. corporate securities                        58,581         4,772           138        63,215      36.3
Foreign government securities                     7,442         1,025            23         8,444       4.8
Foreign corporate securities                     22,268         2,435            49        24,654      14.2
Residential mortgage-backed securities           30,956           904            35        31,825      18.3
Commercial mortgage-backed securities            11,249           713             7        11,955       6.9
Asset-backed securities                          12,107           253            33        12,327       7.1
Other fixed income assets                           389           166            64           491       0.3
                                             ----------    ----------    ----------    ----------    -------
  Total bonds                                   161,785        12,137           366       173,556      99.7
Redeemable preferred stocks                         600            --            56           544       0.3
                                             ----------    ----------    ----------    ----------    -------
  Total fixed maturities                     $  162,385    $   12,137    $      422    $  174,100     100.0%
                                             ==========    ==========    ==========    ==========    =======




                                                                     DECEMBER 31, 2003
                                             ---------------------------------------------------------------
                                                               GROSS UNREALIZED
                                             AMORTIZED     ------------------------    ESTIMATED      % OF
                                               COST           GAIN           LOSS      FAIR VALUE     TOTAL
                                             ----------    ----------    ----------    ----------    -------
                                                                    (DOLLARS IN MILLIONS)
U.S. treasuries/agencies                     $   14,707    $    1,264    $       26    $   15,945       9.5%
State and political subdivisions                  3,155           209            15         3,349       2.0
U.S. corporate securities                        56,757         3,886           252        60,391      36.0
Foreign government securities                     7,789         1,003            28         8,764       5.2
Foreign corporate securities                     21,727         2,194            79        23,842      14.2
Residential mortgage-backed securities           30,836           720           102        31,454      18.8
Commercial mortgage-backed securities            10,523           530            22        11,031       6.6
Asset-backed securities                          11,736           187            60        11,863       7.1
Other fixed income assets                           492           167            83           576       0.3
                                             ----------    ----------    ----------    ----------    -------
  Total bonds                                   157,722        10,160           667       167,215      99.7
Redeemable preferred stocks                         611             2            76           537       0.3
                                             ----------    ----------    ----------    ----------    -------
  Total fixed maturities                     $  158,333    $   10,162    $      743    $  167,752     100.0%
                                             ==========    ==========    ==========    ==========    =======

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

    Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

    o length of time and the extent to which the market value has been below amortized cost;

    o potential for impairments of securities when the issuer is experiencing significant financial difficulties, including a review of all securities of the issuer, including its known subsidiaries and affiliates, regardless of the form of the Company's ownership;

    o   potential for impairments in an entire industry sector or sub-sector;

    o potential for impairments in certain economically depressed geographic locations;

    o potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and

    o other subjective factors, including concentrations and information obtained from regulators and rating agencies.

    The Company's review of its fixed maturities for impairments includes an analysis of the total gross unrealized losses by three categories of securities:
(i) securities where the estimated fair value had declined and remained below amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

    The Company records writedowns as investment-related losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $6 million and $176 million for the three months ended March 31, 2004 and 2003, respectively. The Company's three largest writedowns totaled $5 million and $101 million for the three months ended March 31, 2004 and 2003, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the three months ended March 31, 2004 and 2003, the Company sold fixed maturities with a fair value of $2,958 million and $4,209 million, respectively, at a loss of $65 million for both periods.

    The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:



                                                                MARCH 31, 2004
                                                          --------------------------
                                                            GROSS
                                                          UNREALIZED        % OF
                                                            LOSSES          TOTAL
                                                          ----------       ---------
                                                            (DOLLARS IN MILLIONS)
                                                          ----------       ---------
Less than 20%                                               $    364           86.3%
20% or more for less than six months                              52           12.3
20% or more for six months or greater                              6            1.4
                                                          ----------        -------
  Total                                                     $    422          100.0%
                                                          ==========        =======

    The gross unrealized loss related to the Company's fixed maturities at March 31, 2004 was $422 million. These fixed maturities mature as follows: 2% due in one year or less; 21% due in greater than one year to five years; 17% due in greater than five years to ten years; and 60% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (33%), foreign corporates (12%) and mortgage-backed (10%); and are concentrated by industry in utilities (12%), mortgage-backed (10%) and services (9%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 10% of the $15,505 million fair value and 29% of the $422 million gross unrealized loss.

    The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:


                                                                   MARCH 31, 2004
                                  -----------------------------------------------------------------------------
                                         AMORTIZED COST      GROSS UNREALIZED LOSSES       NUMBER OF SECURITIES
                                  -----------------------    ------------------------     ---------------------
                                  LESS THAN        20% OR     LESS THAN       20% OR      LESS THAN     20% OR
                                      20%           MORE          20%          MORE          20%         MORE
                                  ----------      -------     ---------       -------     ----------    ------
                                                                (DOLLARS IN MILLIONS)
Less than six months                $ 9,379       $   165       $   207       $    52         953           26
Six months or greater but
  less than nine months               2,327            --            31            --         265            1
Nine months or greater but
  less than twelve months             1,871            --            35            --         209            1
Twelve months or greater              2,164            21            91             6         411           10
                                    -------       -------       -------       -------       -----        -----
   Total                            $15,741       $   186       $   364       $    58       1,838           38
                                    =======       =======       =======       =======       =====        =====

    The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% matures as follows:
2% due in one year or less; 21% due in greater than one year to five years; 17% due in greater than five years to ten years; and 60% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (34%), mortgage-backed (11%) and foreign corporates (9%); and are concentrated by industry in utilities (12%), mortgage-backed (11%), and services (8%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 9% of the $15,377 million fair value and 21% of the $364 million gross unrealized loss.

    The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months matures as follows: 20% due in greater than one year to five years; 47% due in greater than five years to ten years; and 33% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in foreign corporates (29%), foreign governments (25%) and asset-backed (23%); and are concentrated by industry in asset-backed (23%), manufacturing (17%), and utilities (15%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 81% of the $113 million fair value and 86% of the $52 million gross unrealized loss.

    The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater matures as follows: 31% due in greater than five years to ten years; and 69% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (39%) and mortgage-backed (8%); and are concentrated by industry in finance (49%), transportation (39%) and mortgage-backed (8%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 27% of the $15 million fair value and 43% of the $6 million gross unrealized loss.

    The Company held one fixed maturity security with a gross unrealized loss at March 31, 2004 greater than $10 million. This security represents 21% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for less than six months.

    Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:





                               MARCH 31, 2004                 DECEMBER 31, 2003
                           ---------------------           ---------------------
                            ESTIMATED       % OF            ESTIMATED      % OF
                           FAIR VALUE      TOTAL           FAIR VALUE      TOTAL
                           ----------      -----           ----------      -----
                                            (DOLLARS IN MILLIONS)
Industrial                  $35,977         41.0%           $34,474         40.9%
Utility                      10,584         12.0              9,955         11.8
Finance                      15,325         17.4             14,287         17.0
Yankee/Foreign(1)            24,654         28.1             23,842         28.3
Other                         1,329          1.5              1,675          2.0
                            -------        -----            -------        -----
  Total                     $87,869        100.0%           $84,233        100.0%
                            =======        =====            =======        =====

----------

(1) Includes publicly traded, U.S. dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

    The Company maintains a diversified corporate bond portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At March 31, 2004, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,759 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds held at March 31, 2004 was $656 million.

    The Company has hedged all of its material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

    Structured Securities. The following table shows the types of structured securities the Company held at:





                                                            MARCH 31, 2004              DECEMBER 31, 2003
                                                        ---------------------         ---------------------
                                                        ESTIMATED       % OF          ESTIMATED       % OF
                                                        FAIR VALUE      TOTAL         FAIR VALUE      TOTAL
                                                        ----------      -----         ----------      -----
                                                                         (DOLLARS IN MILLIONS)
Residential mortgage-backed securities:
  Pass-through securities                                 $15,243        27.2%          $15,427        28.4%
  Collateralized mortgage obligations                      16,582        29.5            16,027        29.5
                                                          -------       -----           -------       -----
    Total residential mortgage-backed securities           31,825        56.7            31,454        57.9
Commercial mortgage-backed securities                      11,955        21.3            11,031        20.3
Asset-backed securities                                    12,327        22.0            11,863        21.8
                                                          -------       -----           -------       -----
    Total                                                 $56,107       100.0%          $54,348       100.0%
                                                          =======       =====           =======       =====

    The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At March 31, 2004 and December 31, 2003, $31,511 million and $31,210 million, respectively, or 99.0% and 99.2%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

    At March 31, 2004 and December 31, 2003, $7,920 million and $6,992 million, respectively, or 66.2% and 63.4%, respectively of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

    Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide income. The Company's asset-backed securities are diversified both by sector and by issuer. Credit card and home equity loan securitizations, each accounting for about 28% of the total holdings, constitute the largest exposures in the Company's asset-backed securities portfolio. Asset-backed securities generally have limited sensitivity to changes in interest rates. Approximately $7,784 million and $7,528 million, or 63.1% and 63.5%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at March 31, 2004 and December 31, 2003, respectively.

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

    The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FIN 46(r). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, which are included in fixed maturities, and their income is recognized using the retrospective interest method or the level yield method, as appropriate. Impairments of these beneficial interests are included in net investment-related gains (losses).

MORTGAGE LOANS ON REAL ESTATE

    The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 11.6% and 11.8% of the Company's total cash and invested assets at March 31, 2004 and December 31, 2003, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:



                            MARCH 31, 2004                 DECEMBER 31, 2003
                        ---------------------           ---------------------
                        CARRYING        % OF            CARRYING        % OF
                          VALUE         TOTAL             VALUE         TOTAL
                        ---------       -----           ---------       -----
                                          (DOLLARS IN MILLIONS)
Commercial              $  20,732        78.0%          $  20,300        77.3%
Agricultural                5,226        19.7               5,327        20.3
Residential                   604         2.3                 622         2.4
                        ---------       -----           ---------       -----
  Total                 $  26,562       100.0%          $  26,249       100.0%
                        =========       =====           =========       =====

    Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:




                               MARCH 31, 2004               DECEMBER 31, 2003
                            --------------------           -------------------
                            CARRYING       % OF            CARRYING      % OF
                             VALUE         TOTAL            VALUE        TOTAL
                            --------       -----           --------      -----
                                               (DOLLARS IN MILLIONS)
REGION
South Atlantic              $ 4,929        23.8%          $ 4,978        24.5%
Pacific                       5,172        25.1             5,005        24.7
Middle Atlantic               3,450        16.6             3,455        17.0
East North Central            1,894         9.1             1,821         9.0
New England                   1,295         6.2             1,278         6.3
West South Central            1,415         6.8             1,370         6.8
Mountain                        763         3.7               740         3.6
West North Central              606         2.9               619         3.0
International                   943         4.5               836         4.1
East South Central              265         1.3               198         1.0
                            -------       -----           -------       -----
  Total                     $20,732       100.0%          $20,300       100.0%
                            =======       =====           =======       =====

PROPERTY TYPE
Office                      $ 9,570        46.1%          $ 9,170        45.2%
Retail                        4,961        23.9             5,006        24.7
Apartments                    2,916        14.1             2,832        13.9
Industrial                    1,852         8.9             1,911         9.4
Hotel                         1,027         5.0             1,032         5.1
Other                           406         2.0               349         1.7
                            -------       -----           -------        -----
  Total                     $20,732       100.0%          $20,300       100.0%
                            =======       =====           =======       =====

    Restructured, Delinquent or Under Foreclosure and Potentially Delinquent. The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, delinquent or under foreclosure and potentially delinquent. These loan classifications are consistent with those used in industry practice.

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

    The Company establishes valuation allowances for loans that it deems impaired, as determined through its mortgage review process. The Company's valuation allowance is established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loans that are individually reviewed are evaluated based on the definition of impaired loans consistent with SFAS No. 114, Accounting by Creditors for Impairments of a Loan ("SFAS 114"), as loans on which it probably will not collect all amounts due according to applicable contractual terms of the agreement. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment-related losses. The Company records subsequent adjustments to allowances as investment-related gains (losses). The allowance for loan loss for pools of other loans with similar characteristics is established in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"), when a loss contingency exists. SFAS 5 works in conjunction with, but does not overlap with, SFAS 114. The Company applies SFAS 5 to groups of loans with similar characteristics based on property types and loan-to-value risk factors. The Company records adjustments to its loan loss allowance as investment-related losses.

    The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:


                                               MARCH 31, 2004                                  DECEMBER 31, 2003
                          ----------------------------------------------------   --------------------------------------------------
                                                                       % OF                                                 % OF
                          AMORTIZED       % OF       VALUATION       AMORTIZED   AMORTIZED       % OF         VALUATION   AMORTIZED
                           COST(1)        TOTAL      ALLOWANCE         COST       COST(1)        TOTAL        ALLOWANCE     COST
                          --------        -----      ---------       ---------   ---------       -----        ---------   ---------
                                                               (DOLLARS IN MILLIONS)
Performing                 $20,741         99.4%      $    91           0.4%      $20,315         99.5%        $    95        0.5%
Restructured                    64          0.3            18          28.1%           77          0.4              23       29.9%
Delinquent or under
  foreclosure                   13          0.1             7          53.8%           --          0.0              --        0.0%
Potentially delinquent          33          0.2             3           9.1%           30          0.1               4       13.3%
                           -------        -----       -------                     -------        -----         -------
 Total                     $20,851        100.0%      $   119           0.6%      $20,422        100.0%        $   122        0.6%
                           =======        =====       =======                     =======        =====         =======

----------

(1) Amortized cost is equal to carrying value before valuation allowances.

    The following table presents the changes in valuation allowances for commercial mortgage loans for the:



                                      THREE MONTHS ENDED
                                        MARCH 31, 2004
                                     ---------------------
                                     (DOLLARS IN MILLIONS)
Balance, beginning of period                $   122
Additions                                        --
Deductions                                       (3)
                                            -------
Balance, end of period                      $   119
                                            =======

    Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

    Approximately 67.4% of the $5,226 million of agricultural mortgage loans outstanding at March 31, 2004 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

    The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:



                                               MARCH 31, 2004                                  DECEMBER 31, 2003
                          ----------------------------------------------------   --------------------------------------------------
                                                                       % OF                                                 % OF
                          AMORTIZED       % OF       VALUATION       AMORTIZED   AMORTIZED       % OF         VALUATION   AMORTIZED
                           COST(1)        TOTAL      ALLOWANCE         COST       COST(1)        TOTAL        ALLOWANCE     COST
                          --------        -----      ---------       ---------   ---------       -----        ---------   ---------
                                                               (DOLLARS IN MILLIONS)
Performing                 $5,039          96.2%       $   --            0.0%      $5,162          96.7%       $   --          0.0%
Restructured                   91           1.7             1            1.1%         111           2.1             1          0.9%
Delinquent or under
  foreclosure                 103           2.0             9            8.7%          36           0.7             2          5.6%
Potentially delinquent          3           0.1            --            0.0%          24           0.5             3         12.5%
                           ------        ------        ------                      ------        ------        ------
  Total                    $5,236         100.0%       $   10            0.2%      $5,333         100.0%       $    6          0.1%
                           ======        ======        ======                      ======        ======        ======

----------

(1) Amortized cost is equal to carrying value before valuation allowances.

    The following table presents the changes in valuation allowances for agricultural mortgage loans for the:



                                        THREE MONTHS ENDED
                                           MARCH 31, 2004
                                      ---------------------
                                      (DOLLARS IN MILLIONS)
Balance, beginning of period                 $   6
Additions                                        4
Deductions                                      --
                                      ---------------------
Balance, end of period                       $  10
                                      =====================

REAL ESTATE AND REAL ESTATE JOINT VENTURES

    The Company's real estate and real estate joint venture investments consist of commercial properties located primarily throughout the U.S. At March 31, 2004 and December 31, 2003, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,699 million and $4,680 million, respectively, or 2.0%, and 2.2% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:




                                                                MARCH 31, 2004           DECEMBER 31, 2003
                                                        --------------------------   -------------------------

                                                        CARRYING         % OF         CARRYING          % OF
TYPE                                                     VALUE           TOTAL          VALUE           TOTAL
                                                        --------        -------       ---------        -------
                                                                         (DOLLARS IN MILLIONS)
Real estate held-for-investment                         $  3,705           78.8%       $  3,576           76.4%
Real estate joint ventures held-for-investment               287            6.1             315            6.7
Foreclosed real estate held-for-investment                     3            0.1               2            0.1
                                                        --------        -------        --------        -------
                                                           3,995           85.0           3,893           83.2
                                                        --------        -------        --------        -------

Real estate held-for-sale                                    704           15.0             786           16.8
Foreclosed real estate held-for-sale                          --             --               1             --
                                                        --------        -------        --------        -------
                                                             704           15.0             787           16.8
                                                        --------        -------        --------        -------

Total real estate, real estate joint ventures
  and real estate held-for-sale                         $  4,699          100.0%       $  4,680          100.0%
                                                        ========        =======        ========        =======

    Ongoing management of these investments includes quarterly valuations, as well as an annual market update and review of each property's budget, financial returns, lease rollover status and the Company's exit strategy.

    The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $704 million and $787 million at March 31, 2004 and December 31, 2003, respectively, are net of valuation allowances of $0 million and $12 million, respectively. There were no impairments at March 31, 2004 and $2 million at December 31, 2003.

    The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

    Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Variable Interest Entities."

    On August 28, 2003, the Company (through one of its subsidiaries) acquired the Sears Tower building through the acquisition of a controlling interest in a partnership holding title to the building. In February of 2004, MetLife entered into a marketing agreement to sell the Sears Tower building and reclassified the property from Real Estate -- Held-for-Investment to Real Estate -- Held-for-Sale. The carrying value of the property as of March 31, 2004 was approximately $700 million. The sale, which occurred in April 2004, resulted in an after-tax gain of approximately $90 million.

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

    The Company's carrying value of equity securities, which primarily consist of investments in common and preferred stocks and mutual fund interests, was $1,756 million and $1,598 million at March 31, 2004 and December 31, 2003, respectively. Equity securities include private equity securities with an estimated fair value of $529 million and $432 million at March 31, 2004 and December 31, 2003, respectively. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,549 million and $2,600 million at March 31, 2004 and December 31, 2003, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.8% and 0.7% of cash and invested assets at March 31, 2004 and December 31, 2003, respectively.

    Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See " -- Variable Interest Entities."

    The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                            MARCH 31, 2004
                                     --------------------------------------------------------------
                                                    GROSS UNREALIZED
                                                  --------------------       ESTIMATED      % OF
                                       COST         GAIN         LOSS       FAIR VALUE      TOTAL
                                     --------     --------     --------     ----------     --------
                                                            (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks                      $    813     $    335     $      9     $    1,139         64.9%
  Nonredeemable preferred stocks          571           48            2            617         35.1
                                     --------     --------     --------     ----------     --------
    Total equity securities          $  1,384     $    383     $     11     $    1,756        100.0%
                                     ========     ========     ========     ==========     ========

                                                            DECEMBER 31, 2003
                                     --------------------------------------------------------------
                                                    GROSS UNREALIZED
                                                  --------------------       ESTIMATED      % OF
                                       COST         GAIN         LOSS       FAIR VALUE      TOTAL
                                     --------     --------     --------     ----------     --------
                                                            (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks                      $    620     $    334     $      2     $      952         59.6%
  Nonredeemable preferred stocks          602           48            4            646         40.4
                                     --------     --------     --------     ----------     --------
    Total equity securities          $  1,222     $    382     $      6     $    1,598        100.0%
                                     ========     ========     ========     ==========     ========

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

    Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

    o length of time and the extent to which the market value has been below cost;

    o potential for impairments of securities when the issuer is experiencing significant financial difficulties, including a review of all securities of the issuer, including its known subsidiaries and affiliates, regardless of the form of the Company's ownership;

    o potential for impairments in an entire industry sector or sub-sector;

    o potential for impairments in certain economically depressed geographic locations;

    o potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; and

    o other subjective factors, including concentrations and information obtained from regulators and rating agencies.

    Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment-related losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $6 million and $77 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 and 2003, the Company sold equity securities with an estimated fair value of $83 million and $20 million, at a loss of $11 million and $5 million, respectively.

    The gross unrealized loss related to the Company's equity securities at March 31, 2004 was $11 million. Such securities are concentrated by security type in common stock (79%) and preferred stock (21%); and are concentrated by industry in technology (27%) and financial (21%) (calculated as a percentage of gross unrealized loss).

    The following table presents the cost, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                                                    MARCH 31, 2004
                                                       ---------------------------------------------------------------------------
                                                                COST           GROSS UNREALIZED LOSSES       NUMBER OF SECURITIES
                                                       ---------------------   -----------------------     -----------------------
                                                       LESS THAN    20% OR     LESS THAN      20% OR       LESS THAN       20% OR
                                                          20%        MORE         20%          MORE           20%           MORE
                                                       ---------   ---------   ---------     ---------     ---------     ---------
                                                                                (DOLLARS IN MILLIONS)
Less than six months                                   $      87   $      15   $       5     $       6     $     349     $     271
Six months or greater but less than nine months               --          --          --            --             1            --
Nine months or greater but less than twelve months            --          --          --            --            --            --
Twelve months or greater                                       9          --          --            --             9            --
                                                       ---------   ---------   ---------     ---------     ---------     ---------
     Total                                             $      96   $      15   $       5     $       6     $     359     $     271
                                                       =========   =========   =========     =========     =========     =========

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

    The following table presents the total gross unrealized losses for equity securities at March 31, 2004 where the estimated fair value had declined and remained below cost by:

                                             MARCH 31, 2004
                                          --------------------
                                            GROSS
                                          UNREALIZED    % OF
                                            LOSSES      TOTAL
                                          ----------   -------
                                          (DOLLARS IN MILLIONS)
Less than 20%                             $        5      45.5%
20% or more for less than six months               6      54.5
20% or more for six months or greater             --        --
                                          ----------   -------
   Total                                  $       11     100.0%
                                          ==========   =======


    Equity securities where the estimated fair value has declined and remained below cost by less than 20% are concentrated by security type in common stock (52%) and preferred stock (47%); and concentrated by industry in financial (44%) and manufacturing (14%) (calculated as a percentage of gross unrealized loss).

    Equity securities where the estimated fair value has declined and remained below cost by 20% or more for less than six months are concentrated by security type in common stock (100%); and concentrated by industry in technology (39%) and health care (22%) (calculated as a percentage of gross unrealized loss). The significant factors considered at March 31, 2004 in the review of equity securities for other-than-temporary impairment were a result of generally difficult economic and market conditions.

    The Company did not hold any equity securities with a gross unrealized loss at March 31, 2004 greater than $5 million.

OTHER INVESTED ASSETS

    The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $4.1 billion and $3.9 billion at March 31, 2004 and December 31, 2003, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also include the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.2% and 2.1% of cash and invested assets at March 31, 2004 and December 31, 2003, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative instruments to manage risk through one of five principal strategies, the hedging of: (i) liabilities; (ii) invested assets;
(iii) portfolios of assets or liabilities; (iv) net investments in certain foreign operations; and (v) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate swaps, caps and floors, credit default and foreign currency swaps and foreign currency forwards and options.

    The table below provides a summary of the notional amount and fair value of derivative financial instruments held at:


                                                   MARCH 31, 2004                            DECEMBER 31, 2003
                                   ------------------------------------------   ------------------------------------------
                                                         CURRENT MARKET                               CURRENT MARKET
                                                         OR FAIR VALUE                                 OR FAIR VALUE
                                     NOTIONAL     ---------------------------    NOTIONAL      ---------------------------
                                      AMOUNT         ASSETS      LIABILITIES      AMOUNT           ASSETS      LIABILITIES
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                                                     (DOLLARS IN MILLIONS)
Financial futures                  $      3,461   $          5   $         58   $      1,348   $          8   $         30
Interest rate swaps                      12,263            248            108          9,944            189             36
Floors                                      325              8             --            325              5             --
Caps                                     10,058             18             --          9,345             29             --
Financial forwards                          978              2              3          1,310              2              3
Foreign currency swaps                    5,347             44            712          4,710              9            796
Options                                   4,746              5              2          6,065              7             --
Foreign currency forwards                   537              2              6            695              5             32
Credit default swaps                      1,712             13              3            615              2              1
Synthetic GICs                            5,340             --             --          5,177             --             --
Other                                       150             --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------   ------------
   Total contractual commitments   $     44,917   $        345   $        892   $     39,534   $        256   $        898
                                   ============   ============   ============   ============   ============   ============

VARIABLE INTEREST ENTITIES

    The Company has adopted the provisions of FIN 46 and FIN 46(r). See "-- Application of Recent Accounting Standards." The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary.

    The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at March 31, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:


                                                              MARCH 31, 2004
                                         ----------------------------------------------------------
                                             PRIMARY BENEFICIARY         NOT PRIMARY BENEFICIARY
                                         ---------------------------   ----------------------------
                                                          MAXIMUM                       MAXIMUM
                                            TOTAL       EXPOSURE TO       TOTAL      EXPOSURE TO
                                          ASSETS (1)      LOSS (2)      ASSETS (1)      LOSS (2)
                                         -----------   -------------   -----------   -------------
                                                              (DOLLARS IN MILLIONS)
Asset-Backed Securitizations
   and Collateralized Debt Obligations   $        --   $          --   $     2,427   $          18
Real Estate Joint Ventures (3)                    78              88           174              59
Other Limited Partnerships (4)                    29              27           459              10
                                         -----------   -------------   -----------   -------------
   Total                                 $       107   $         115   $     3,060   $          87
                                         ===========   =============   ===========   =============

----------

    (1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of March 31, 2004. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

SECURITIES LENDING

    The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $25,547 million and $25,121 million and an estimated fair value of $27,309 million and $26,387 million were on loan under the program at March 31, 2004 and December 31, 2003, respectively. The Company was liable for cash collateral under its control of $28,045 million and $27,083 million at March 31, 2004 and December 31, 2003, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

SEPARATE ACCOUNTS

    The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Effective with the adoption of SOP 03-1, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment-related gains (losses) and changes in unrealized gains and losses) and the corresponding amounts credited to contractholders are offset within the same line in the unaudited interim condensed consolidated statements of income. The Company's revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company's general account assets, liabilities, revenues and expenses. Effective January 1, 2004, in accordance with the SOP 03-1 separate account reporting criteria, separate account assets with a fair value of $1.7 billion were reclassified to general account investments with a corresponding transfer of separate account liabilities to future policy benefits and policyholder account balances. See "--Application of Recent Accounting Standards."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has material exposure to interest rate, equity market and foreign currency exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at March 31, 2004 is relatively unchanged in amount from that reported on December 31, 2003, a description of which may be found in the 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

    The Holding Company's management, with the participation of the Holding Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Holding Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

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

    Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of March 31, 2004, there are approximately 330 sales practices lawsuits pending against Metropolitan Life, approximately 40 sales practices lawsuits pending against New England Mutual and approximately 55 sales practices lawsuits pending against General American.

    The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England Mutual and General American.

Asbestos-Related Claims

    As previously reported, Metropolitan Life received approximately 60,300 asbestos-related claims in 2003. During the first three months of 2004 and 2003, Metropolitan Life received approximately 8,200 and 16,250 asbestos-related claims, respectively. Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases, as previously reported. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia, Alabama, Illinois and Arkansas. The Company intends to defend itself vigorously against these cases.

    Metropolitan Life continues to study its claims experience, review external literature regarding asbestos claims experience in the United States and consider numerous variables that can affect its asbestos liability exposure, including bankruptcies of other companies involved in asbestos litigation and legislative and judicial developments, to identify trends and to assess their impact on the recorded asbestos liability.

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

Property and Casualty Actions

    During the first quarter of 2004, a purported class action was filed against Metropolitan Property and Casualty Insurance Company in Florida on behalf of medical practitioners who provide MRI services. The suit claims breach of contract and unjust enrichment arising out of the alleged failure to include a consumer price index adjustment when paying MRI provider fees. Metropolitan Property and Casualty Insurance Company is vigorously defending itself against this lawsuit.

Demutualization Actions

    Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York State court in New York County were consolidated within the commercial part. In addition, there remained a separate purported class action in New York State court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under
Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors.

    Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933 in connection with the plan. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Plaintiffs served a second consolidated amended complaint on April 2, 2004, and continue to assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. On April 9, 2004, Metropolitan Life served a motion to dismiss the claim for violation of the Securities Exchange Act of 1934. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

    Twenty lawsuits involving approximately 140 plaintiffs were filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life has resolved the claims of some of these plaintiffs through settlement and some additional plaintiffs have voluntarily dismissed their claims. Metropolitan Life has resolved claims of some additional persons who opted out of the settlement class referenced in the preceding paragraph but who had not filed suit. Metropolitan Life is contesting vigorously plaintiffs' claims in the actions that remain pending.

    The Company believes that adequate provision has been made to cover the costs associated with the resolution of these matters.

Other

    As previously reported, the SEC is conducting a formal investigation of New England Securities Corporation ("NES"), a subsidiary of New England Life Insurance Company ("NELICO"), in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Purchases of common stock made by or on behalf of the Holding Company during the three months ended March 31, 2004 are set forth below:

    ISSUER PURCHASES OF EQUITY SECURITIES



                                                                                                             (d) Maximum Number (or
                                                                                                               Approximate Dollar
                                                                                  (c) Total Number of         Value) of Shares that
                                                                                Shares Purchased as Part       May Yet Be Purchased
                                 (a) Total Number of   (b) Average Price Paid     of Publicly Announced         Under the Plans or
            Period               Shares Purchased(1)         per Share            Plans or Programs(2)                Programs
------------------------------   -------------------   ----------------------   ------------------------     -----------------------
January 1 - January 31, 2004                      --                    --                      --             $       709,033,481

February 1 - February 29, 2004             1,300,000   $             35.06               1,300,000             $       663,448,245

March 1 - March 31, 2004
                                             549,500   $             34.65                 549,500             $       644,406,343


Total                                      1,849,500   $             34.94               1,849,500             $       644,406,343

(1) During the periods reported above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2) On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on April 27, 2004 (the "2004 Annual Meeting"). The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, as applicable, are set forth below:

(1) Election of Directors - The stockholders elected five Class II directors, each for a term expiring at the Company's 2007 annual meeting.

                                                           VOTES
       NOMINEE NAME            VOTES FOR              AGAINST/WITHHELD
       ------------            ---------              ----------------

Curtis H. Barnette           656,132,785                20,671,024
John C. Danforth             529,843,661               146,960,148
Burton A. Dole, Jr.          662,451,993                14,351,816
Harry P. Kamen               540,819,286               135,984,523
Charles M. Leighton          667,594,229                 9,209,580


                                                                     VOTES                                         BROKER
                                         VOTES FOR             AGAINST/WITHHELD            ABSTAINED              NON-VOTES
                                         ---------             ----------------            ---------              ---------

(2) Approval of the MetLife,           599,392,352                  41,633,603             3,556,408             32,221,446
    Inc. 2005 Stock and
    Incentive Compensation Plan
    (APPROVED)

(3) Approval of the MetLife            622,352,763                  18,667,377             3,570,270             32,213,399
    Annual Variable Incentive
    Plan (APPROVED)

(4) Approval of the MetLife,           609,439,752                  31,572,637             3,577,973             32,213,447
    Inc. 2005 Non-Management
    Director Stock Compensation
    Plan (APPROVED)

(5) Ratification of Appointment        664,408,781                   9,088,221             3,306,805                      2
    of Deloitte & Touche LLP as
    Independent Auditor
    (APPROVED)

(6) Shareholder Proposal                13,073,077                 625,984,338             5,525,441             32,220,953
    Concerning Chief Executive
    Officer (CEO) Compensation
    (DEFEATED)

The directors whose terms continued after the 2004 Annual Meeting and the years their terms expire are as follows:

Class III Directors - Term Expires in 2005

Cheryl W. Grise
James R. Houghton
Helene L. Kaplan
Sylvia M. Mathews
Stewart G. Nagler(1)
William C. Steere, Jr.

Class I Directors - Term Expires in 2006

Robert H. Benmosche
John M. Keane
Hugh B. Price
Kenton J. Sicchitano

----------

(1) Mr. Nagler has announced his planned retirement from the Boards of Directors of MetLife, Inc. and Metropolitan Life effective in 2004.

It was reported in MetLife Inc.'s proxy statement for the 2004 Annual Meeting (the "Proxy Statement") that all members of MetLife Inc.'s Board of Directors, except Catherine Kinney, attended 75% or more of all meetings of the Board of Directors and the Committees on which they served during 2003. Ms. Kinney did, in fact, attend 75% or more of all meetings of the Board of Directors and the Committees on which she served during 2003. As stated in the Proxy Statement, Ms. Kinney resigned from the Board of Directors of MetLife, Inc. and Metropolitan Life effective March 23, 2004.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


         10.1 MetLife Annual Variable Incentive Plan, effective as of January 1, 2004, as adopted April 27, 2004.

         10.2 MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005, as adopted April 27, 2004.

         10.3 MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005, as adopted April 27, 2004.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

         During the three months ended March 31, 2004, the following current reports were filed on Form 8-K:

         1. Form 8-K filed February 19, 2004 (dated February 19, 2004) attaching a press release of State Street Research & Management Company, a subsidiary of Metlife, Inc., announcing the settlement of an NASD investigation.

         2. Form 8-K filed February 27, 2004 (dated February 27, 2004) attaching a press release announcing a new member of the Board of Directors.

         3. Form 8-K filed March 12, 2004 (dated March 11, 2004) attaching a press release announcing a contract to sell Sears Tower.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METLIFE, INC.

                                       By:   /s/ Joseph J. Prochaska, Jr.
                                             -----------------------------------
                                             Name: Joseph J. Prochaska, Jr.
                                             Title: Senior Vice-President,
                                             Finance Operations and Chief
                                             Accounting Officer (Authorized
                                             Signatory and Chief Accounting
                                             Officer)

Date: May 5, 2004

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                             EXHIBIT NAME
   ------                             ------------

   10.1             MetLife Annual Variable Incentive Plan, effective as of
                    January 1, 2004, as adopted April 27, 2004.

   10.2 MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005, as adopted April 27, 2004.

   10.3             MetLife, Inc. 2005 Non-Management Director Stock
                    Compensation Plan, effective April 15, 2005, as adopted
                    April 27, 2004.

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