Form 10-Q
period 2004-06-30
METLIFE INC
filed 2004-08-03
CIK 1099219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ___________________

                        COMMISSION FILE NUMBER: 001-15787

                                  METLIFE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-4075851
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 200 Park Avenue, New York, NY                                     10166
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

YES [X] NO [  ]

At July 29, 2004, 750,141,288 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS ..................................................................       4

Unaudited Interim Condensed Consolidated Balance Sheets at June 30, 2004 and
     December 31, 2003 ........................................................................       4
Unaudited Interim Condensed Consolidated Statements of Income for the Three Months and Six
     Months Ended June 30, 2004 and 2003 ......................................................       5
Unaudited Interim Condensed Consolidated Statement of Stockholders' Equity for the Six Months
     Ended June 30, 2004 ......................................................................       6
Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June
     30, 2004 and 2003 ........................................................................       7
Notes to Unaudited Interim Condensed Consolidated Financial Statements ........................       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .      36

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................      81

ITEM 4. CONTROLS AND PROCEDURES ...............................................................      81

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .....................................................................      82

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES ......      86

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................      87

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................................      88

SIGNATURES ....................................................................................      89

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.

             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2004            2003
                                                                      ---------      ------------
ASSETS
Investments:
      Fixed maturities available-for-sale, at fair value
        (amortized cost: $164,902 and $158,333, respectively)         $ 170,192       $ 167,752
      Equity securities, at fair value (cost: $1,437 and $1,222,
        respectively)                                                     1,744           1,598
      Mortgage loans on real estate                                      28,118          26,249
      Policy loans                                                        8,766           8,749
      Real estate and real estate joint ventures
        held-for-investment                                               4,110           3,848
      Real estate held-for-sale                                              44             832
      Other limited partnership interests                                 2,805           2,600
      Short-term investments                                              2,089           1,826
      Other invested assets                                               5,119           4,645
                                                                      ---------       ---------
            Total investments                                           222,987         218,099
Cash and cash equivalents                                                 4,459           3,733
Accrued investment income                                                 2,330           2,186
Premiums and other receivables                                            7,566           7,047
Deferred policy acquisition costs                                        13,885          12,943
Other assets                                                              7,255           7,077
Separate account assets                                                  79,747          75,756
                                                                      ---------       ---------
            Total assets                                              $ 338,229       $ 326,841
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Future policy benefits                                                $  96,021       $  94,148
Policyholder account balances                                            79,943          75,901
Other policyholder funds                                                  6,773           6,343
Policyholder dividends payable                                            1,064           1,049
Policyholder dividend obligation                                          1,330           2,130
Short-term debt                                                           3,218           3,642
Long-term debt                                                            6,226           5,703
Shares subject to mandatory redemption                                      277             277
Current income taxes payable                                                756             652
Deferred income taxes payable                                             1,931           2,399
Payables under securities loaned transactions                            28,132          27,083
Other liabilities                                                        11,495          10,609
Separate account liabilities                                             79,747          75,756
                                                                      ---------       ---------
            Total liabilities                                           316,913         305,692
                                                                      ---------       ---------

Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares
      authorized; none issued                                                --              --
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued at June 30, 2004 and
      December 31, 2003; 750,056,018 shares outstanding at
      June 30, 2004 and 757,186,137 shares outstanding
      at December 31, 2003                                                    8               8
Additional paid-in capital                                               15,013          14,991
Retained earnings                                                         5,663           4,193
Treasury stock, at cost; 36,710,646 shares at June 30, 2004
      and 29,580,527 shares at December 31, 2003                         (1,085)           (835)
Accumulated other comprehensive income                                    1,717           2,792
                                                                      ---------       ---------
            Total stockholders' equity                                   21,316          21,149
                                                                      ---------       ---------
            Total liabilities and stockholders' equity                $ 338,229       $ 326,841
                                                                      =========       =========


             SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                     THREE MONTHS             SIX MONTHS
                                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                                 --------------------     ---------------------
                                                                   2004        2003         2004         2003
                                                                 --------    --------     --------     --------
REVENUES

Premiums                                                         $  5,331    $  5,083     $ 10,698     $  9,915
Universal life and investment-type product policy fees                728         603        1,404        1,175
Net investment income                                               3,117       2,864        6,092        5,737
Other revenues                                                        356         355          709          653
Net investment gains (losses)                                          47         (42)         163         (294)
                                                                 --------    --------     --------     --------
      Total revenues                                                9,579       8,863       19,066       17,186
                                                                 --------    --------     --------     --------

EXPENSES

Policyholder benefits and claims                                    5,335       4,970       10,795        9,895
Interest credited to policyholder account balances                    751         761        1,494        1,508
Policyholder dividends                                                471         507          913        1,010
Other expenses                                                      1,916       1,841        3,797        3,580
                                                                 --------    --------     --------     --------
      Total expenses                                                8,473       8,079       16,999       15,993
                                                                 --------    --------     --------     --------
Income from continuing operations before provision for income
  taxes                                                             1,106         784        2,067        1,193
Provision for income taxes                                            254         212          557          327
                                                                 --------    --------     --------     --------
Income from continuing operations                                     852         572        1,510          866
Income from discontinued operations, net of income taxes               95           8          118           76
                                                                 --------    --------     --------     --------
Income before cumulative effect of a change in accounting             947         580        1,628          942
Cumulative effect of a change in accounting, net of income
 taxes                                                                 --          --         (158)          --
                                                                 --------    --------     --------     --------
Net income                                                       $    947    $    580     $  1,470     $    942
                                                                 ========    ========     ========     ========

Income from continuing operations available to common
  shareholders per share
  Basic                                                          $   1.13    $   0.78     $   2.00     $   1.18
                                                                 ========    ========     ========     ========
  Diluted                                                        $   1.12    $   0.78     $   1.99     $   1.18
                                                                 ========    ========     ========     ========

Net income available to common shareholders per share
  Basic                                                          $   1.26    $   0.79     $   1.95     $   1.29
                                                                 ========    ========     ========     ========
  Diluted                                                        $   1.25    $   0.79     $   1.94     $   1.29
                                                                 ========    ========     ========     ========

              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                              (DOLLARS IN MILLIONS)

                                                                                   Accumulated Other Comprehensive
                                                                                              Income (Loss)
                                                                               -----------------------------------------
                                                                                    Net         Foreign        Minimum
                                              Additional            Treasury     Unrealized     Currency       Pension
                                     Common    Paid-in    Retained   Stock       Investment    Translation    Liability
                                     Stock     Capital    Earnings   at Cost   Gains (Losses)   Adjustment    Adjustment   Total
                                    -------   ----------  --------  --------   --------------  -----------    ----------  --------
Balance at December 31, 2003        $     8    $ 14,991   $ 4,193   $   (835)     $  2,972       $    (52)     $   (128)  $ 21,149
Treasury stock transactions, net                     22                 (250)                                                 (228)
Comprehensive income (loss):
 Net income                                                 1,470                                                            1,470
 Other comprehensive
  income (loss):
  Unrealized gains (losses)
   on derivative instruments,
   net of income taxes                                                                  85                                      85
  Unrealized investment gains
   (losses), net of related
   offsets, reclassification
   adjustments and
   income taxes                                                                     (1,155)                                 (1,155)
  Cumulative effect of a change
   in accounting, net of
   income taxes                                                                         90                                      90
  Foreign currency translation
   adjustments                                                                                        (95)                     (95)
                                                                                                                          --------
  Other comprehensive income (loss)                                                                                         (1,075)
                                                                                                                          --------
 Comprehensive income (loss)                                                                                                   395
                                    -------    --------   -------   --------        ------       --------      --------   --------
Balance at June 30, 2004            $     8    $ 15,013   $ 5,663   $ (1,085)       $1,992       $   (147)     $   (128)  $ 21,316
                                    =======    ========   =======   ========        ======       ========      ========   ========

              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  METLIFE, INC.

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                              (DOLLARS IN MILLIONS)

                                                                     SIX MONTHS
                                                                    ENDED JUNE 30,
                                                                ---------------------
                                                                  2004         2003
                                                                --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  3,380     $  3,201
                                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sales, maturities and repayments of:
   Fixed maturities                                               36,504       33,578
   Equity securities                                                 545          147
   Mortgage loans on real estate                                   1,379        1,611
   Real estate and real estate joint ventures                        982          253
   Other limited partnership interests                               278          154
 Purchases of:
   Fixed maturities                                              (41,981)     (45,608)
   Equity securities                                                (596)         (22)
   Mortgage loans on real estate                                  (3,175)      (1,766)
   Real estate and real estate joint ventures                       (205)        (142)
   Other limited partnership interests                              (411)        (203)
 Net change in short-term investments                               (141)        (722)
 Proceeds from sales of businesses                                    29           --
 Net change in payable under securities loaned transactions        1,049        5,166
 Other, net                                                         (561)        (495)
                                                                --------     --------
Net cash used in investing activities                             (6,304)      (8,049)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits                                                      19,115       17,902
    Withdrawals                                                  (15,307)     (13,064)
  Net change in short-term debt                                     (425)       2,282
  Long-term debt issued                                              615          161
  Long-term debt repaid                                              (91)         (51)
  Treasury stock acquired                                           (275)          --
  Settlement of common stock purchase contracts                       --        1,006
  Stock options exercised                                             18            3
                                                                --------     --------
Net cash provided by financing activities                          3,650        8,239
                                                                --------     --------
Change in cash and cash equivalents                                  726        3,391
Cash and cash equivalents, beginning of period                     3,733        2,323
                                                                --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  4,459     $  5,714
                                                                ========     ========
Supplemental disclosures of cash flow information:
  Net cash paid during the period for:
    Interest                                                    $    176     $    266
                                                                ========     ========
    Income taxes                                                $    142     $    222
                                                                ========     ========
  Non-cash transactions during the period:
    Business dispositions - assets                              $    820     $     --
                                                                ========     ========
    Business dispositions - liabilities                         $    820     $     --
                                                                ========     ========
    Purchase money mortgage on real estate sale                 $     --     $     50
                                                                ========     ========
    MetLife Capital Trust I transactions                        $     --     $  1,037
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

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) the fair value of derivatives; (iv) the capitalization and amortization of deferred policy acquisition costs; (v) the liability for future policyholder benefits; (vi) the liability for litigation and regulatory matters; and (vii) accounting for reinsurance transactions, derivatives and employee benefit plans. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from those estimates.

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item (See Note 5). The 2004 financial statement presentation includes assets, liabilities, revenues and expenses relating to certain separate accounts and are also combined with the assets, liabilities, revenues and expenses of the general account. See "-- Application of Recent Accounting Pronouncements." Intercompany accounts and transactions have been eliminated.

     The Company uses the equity method of accounting for investments in equity securities, real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than minor influence over the partnership's operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for interests in which it has a minor equity investment and virtually no influence over the partnership's operations.

     Minority interest related to consolidated entities included in other liabilities was $951 million and $950 million at June 30, 2004 and December 31, 2003, respectively.

     Certain amounts in the prior year period's unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2004, its consolidated results of operations for the three months and six months ended June 30, 2004 and 2003, its consolidated cash flows for the six months ended June 30, 2004 and 2003 and its consolidated statement of stockholders' equity for the six months ended June 30, 2004, in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in MetLife, Inc.'s 2003 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain
Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-1 were effective December 31, 2003. The accounting guidance of EITF 03-1 will be effective in the third quarter of 2004 and is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In March 2004, the EITF reached consensus on Issue No. 03-6,
Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

     In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, which will be effective in the third quarter of 2004, is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. At adoption, the Company increased future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining reserves for certain universal life insurance contracts by approximately $68 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in deferred policy acquisition costs ("DAC"), including value of business acquired and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. In June 2004, the Financial Accounting Standards Board ("FASB") released Staff Position paper No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. FSP 97-1 is effective July 1, 2004. However, additional industry guidance related to SOP 03-1 continues to evolve. Although currently evaluating FSP 97-1 and the possible additional accounting guidance, the Company anticipates a reduction of the initial liability established under SOP 03-1 in subsequent accounting periods. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability through policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of a change in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of a change in accounting. For the three months and six months ended June 30, 2004, the impact of SOP 03-1 increased the Company's net income by $78 million and $64 million, respectively. (See Note 4).

     In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 is effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. The Company is in the process of evaluating the alternatives, however, neither alternative is expected to have a significant impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. As a result of the adoption of Issue B36, the Company recognized net income of $22 million and $13 million, net of amortization of DAC and income taxes, for the three months and six months ended June 30, 2004, respectively.

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

     During 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE and must be consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. The transition effect recorded at March 31, 2004 as a result of such consolidations was insignificant. As of June 30, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $16 million and $3 million, respectively, and assets and liabilities relating to other limited partnerships of $82 million and $15 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary.

2. INVESTMENTS

NET INVESTMENT GAINS (LOSSES)

      Net investment gains (losses), including changes in valuation allowances, and related policyholder amounts were as follows:
----------

                                                      THREE MONTHS             SIX MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                     --------------          --------------
                                                     2004        2003        2004        2003
                                                     ----        ----        ----        ----
                                                              (DOLLARS IN MILLIONS)
Fixed maturities                                    $  (3)      $ (43)      $  31       $(192)
Equity securities                                      89          (3)         97          (8)
Mortgage loans on real estate                          --          (8)         --         (22)
Real estate and real estate joint ventures (1)          2          (6)          2          (4)
Other limited partnership interests                    (2)          4         (10)        (62)
Sales of businesses                                    --          --          23          --
Derivatives (2)                                       (29)          9         (38)        (17)
Other                                                 (10)          5          58          11
                                                    -----       -----       -----       -----
  Total net investment gains (losses)               $  47       $ (42)      $ 163       $(294)
                                                    =====       =====       =====       =====

(1) The amounts presented exclude net investment gains related to sales of real estate held-for-sale presented as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") of $131 million and $152 million, respectively, for the three months and six months ended June 30, 2004 and $0 million and $90 million, respectively, for the three months and six months ended June 30, 2003.

(2) The amounts presented include net investment gains related to scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") of $22 million and $36 million, respectively, for the three months and six months ended June 30, 2004 and $12 million and $20 million, respectively, for the three months and six months ended June 30, 2003.

   The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities in an unrealized loss position, aggregated by sector and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2004 and December 31, 2003:


                                                                               JUNE 30, 2004
                                         ------------------------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS        EQUAL TO OR GREATER THAN 12 MONTHS             TOTAL
                                         --------------------        ----------------------------------   -------------------------
                                         ESTIMATED       GROSS           ESTIMATED       GROSS            ESTIMATED        GROSS
                                           FAIR        UNREALIZED          FAIR       UNREALIZED            FAIR         UNREALIZED
                                          VALUE           LOSS             VALUE         LOSS               VALUE           LOSS
                                          -----           ----             -----         ----               -----           ----
                                                                           (DOLLARS IN MILLIONS)
U.S. corporate securities                   $17,711      $   509          $ 1,205      $    91             $18,916      $   600
Residential mortgage-backed securities       16,774          273              283           17              17,057          290
Foreign corporate securities                  7,378          243              415           17               7,793          260
U.S. treasuries/agencies                      7,773          160               74            6               7,847          166
Asset-backed securities                       4,814           53              502           17               5,316           70
Commercial mortgage-backed securities         5,757          137              329            6               6,086          143
Foreign government securities                 2,050           94               57            9               2,107          103
State and political subdivisions              1,149           36               69            6               1,218           42
Other fixed income assets                        50           50               31            2                  81           52
                                            -------      -------          -------      -------             -------      -------
    Total bonds                              63,456        1,555            2,965          171              66,421        1,726
Redeemable preferred stocks                     519           71               --           --                 519           71
                                            -------      -------          -------      -------             -------      -------
    Total fixed maturities                  $63,975      $ 1,626          $ 2,965      $   171             $66,940      $ 1,797
                                            =======      =======          =======      =======             =======      =======




                                                                           DECEMBER 31, 2003
                                              -------------------------------------------------------------------------------------
                                              LESS THAN 12 MONTHS      EQUAL TO OR GREATER THAN 12 MONTHS           TOTAL
                                              -------------------      ----------------------------------    -----------------------
                                              ESTIMATED       GROSS          ESTIMATED        GROSS          ESTIMATED     GROSS
                                                VALUE       UNREALIZED         FAIR         UNREALIZED         FAIR      UNREALIZED
                                                FAIR           LOSS            VALUE           LOSS            VALUE        LOSS
                                                ----           ----            -----           ----            -----        ----
                                                                             (DOLLARS IN MILLIONS)
U.S. corporate securities                     $ 7,214        $   152          $ 1,056        $   100          $ 8,270      $   252
Residential mortgage-backed securities          8,372             98               27              4            8,399          102
Foreign corporate securities                    2,583             65              355             14            2,938           79
U.S. treasuries/agencies                        3,697             26               --             --            3,697           26
Asset-backed securities                         2,555             34              861             26            3,416           60
Commercial mortgage-backed securities           2,449             20              282              2            2,731           22
Foreign government securities                     331             28                2             --              333           28
State and political subdivisions                  389             12               38              3              427           15
Other fixed income assets                         130             73               40             10              170           83
                                              -------        -------          -------        -------          -------      -------
    Total bonds                                27,720            508            2,661            159           30,381          667
Redeemable preferred stocks                       222             62              278             14              500           76
                                              -------        -------          -------        -------          -------      -------
    Total fixed maturities                    $27,942        $   570          $ 2,939        $   173          $30,881      $   743
                                              =======        =======          =======        =======          =======      =======


   At June 30, 2004 and December 31, 2003, the Company had gross unrealized losses of $29 million and $6 million, respectively, from equity securities that had been in an unrealized loss position for less than twelve months. The amount of unrealized losses from equity securities that had been in an unrealized loss position for twelve months or greater is less than $1 million at both June 30, 2004 and December 31, 2003. The fair value of those equity securities that had been in an unrealized loss position for less than twelve months is $389 million and $53 million at June 30, 2004 and December 31, 2003, respectively. The fair value of those equity securities that had been in an unrealized loss position for twelve months or greater is $2 million and $22 million at June 30, 2004 and December 31, 2003, respectively.

STRUCTURED INVESTMENT TRANSACTIONS

   The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $906 million and $880 million at June 30, 2004 and December 31, 2003, respectively. The related income recognized was $28 million and $21 million for the three months ended June 30, 2004 and 2003, respectively, and $33 million and $24 million for the six months ended June 30, 2004 and 2003, respectively.

VARIABLE INTEREST ENTITIES

   As discussed in Note 1, the Company has adopted the provisions of FIN 46(r). The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at June 30, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                            JUNE 30, 2004
                                           -----------------------------------------------
                                             PRIMARY BENEFICIARY   NOT PRIMARY BENEFICIARY
                                           ----------------------  -----------------------
                                                        MAXIMUM                  MAXIMUM
                                            TOTAL     EXPOSURE TO     TOTAL    EXPOSURE TO
                                           ASSETS(1)    LOSS(2)     ASSETS(1)    LOSS(2)
                                           ---------  -----------   ---------  -----------
                                                        (DOLLARS IN MILLIONS)
Asset-backed securitizations
    and collateralized debt obligations     $   --       $   --       $2,355      $   16
Real estate joint ventures (3)                  16           13           75          --
Other limited partnerships (4)                  82           84          587          60
                                            ------       ------       ------      ------
  Total                                     $   98       $   97       $3,017      $   76
                                            ======       ======       ======      ======

----------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of June 30, 2004. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

(4) Other limited partnerships include partnerships established for the purpose of investing in real estate funds, public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for federal tax credits.

3. DERIVATIVE INSTRUMENTS

   The Company uses derivative instruments to manage risk through one of five principal strategies, the hedging of: (i) liabilities; (ii) invested assets;
(iii) portfolios of assets or liabilities; (iv) net investments in certain foreign operations; and (v) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate swaps, caps and floors, credit default swaps and foreign currency swaps and foreign currency forwards and options.

   On the date the Company enters into a derivative contract for hedging purposes, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to SFAS 133, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in net investment gains (losses).

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

   The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                     JUNE 30, 2004                                 DECEMBER 31, 2003
                         ----------------------------------------       ----------------------------------------
                                              FAIR VALUE                                     FAIR VALUE
                         NOTIONAL        ------------------------       NOTIONAL        ------------------------
                          AMOUNT         ASSETS       LIABILITIES        AMOUNT         ASSETS       LIABILITIES
                         --------        ------       -----------        ------         ------       -----------
                                                           (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value                $ 5,666        $    77        $   228          $ 4,027        $    27        $   297
Cash flow                  14,472            136            403           13,173             59            449
Foreign operations            519              2              8              527             --             10
Non qualifying             21,689            122            133           21,807            170            142
                          -------        -------        -------          -------        -------        -------
  Total                   $42,346        $   337        $   772          $39,534        $   256        $   898
                          =======        =======        =======          =======        =======        =======


   Non-qualifying derivatives are comprised of derivative instruments which do not meet the requirements for, or for which the Company does not seek, hedge accounting under SFAS 133. These include certain interest rate, foreign currency, credit default and total return swaps, interest rate caps, foreign currency forwards, purchased options and futures, embedded conversion options, and derivatives held in consolidated separate accounts. The non-qualifying notional amount at June 30, 2004 and December 31, 2003, includes $5,459 million and $5,177 million, respectively, related to synthetic guaranteed investment product contracts that meet the definition of a derivative, but are not considered to be accounting hedges. The market value of such contracts at June 30, 2004 and December 31, 2003 exceeds the contract value.

   During the three months and six months ended June 30, 2004, the Company recognized net investment expense of $38 million and $70 million, respectively, from the periodic settlement and amortization, and net investment losses of $13 million and $72 million, respectively, from disposals of interest rate caps, options, futures and interest rate, foreign currency and credit default swaps that qualify for hedge accounting. During the three and six months ended June 30, 2003 the Company recognized net investment expense of $10 million and $16 million, respectively, from the periodic settlement and amortization, and net investment gains of $24 million and $27 million, respectively, from disposals of interest rate caps and interest rate, foreign currency and credit default swaps that qualify for hedge accounting.

   The following table represents fair value hedges for the:

                                                                                     THREE MONTHS      SIX MONTHS
                                                                                    ENDED JUNE 30,   ENDED JUNE 30,
                                                                                    --------------   --------------
                                                                                    2004    2003     2004     2003
                                                                                    ----    ----     ----     ----
                                                                                         (DOLLARS IN MILLIONS)
Changes in the fair value of qualifying hedges                                     $ 133    $ (83)   $ 122    $ (92)
Changes in the hedged items reclassified into net investment gains (losses)         (130)      74      (99)      86
                                                                                   -----    -----    -----    -----
Net ineffectiveness gains (losses) from fair value hedging activities              $   3    $  (9)   $  23    $  (6)
                                                                                   =====    =====    =====    =====


   There were no discontinued fair value hedges during the three months and six months ended June 30, 2004 or 2003.

   The following table represents cash flow hedges for the:

                                                                THREE MONTHS   SIX MONTHS       YEAR       THREE MONTHS   SIX MONTHS
                                                                   ENDED          ENDED         ENDED         ENDED         ENDED
                                                                  JUNE 30,       JUNE 30,    DECEMBER 31,    JUNE 30,      JUNE 30,
                                                                    2004           2004          2003          2003          2003
                                                                ------------   ----------    ------------  ------------   ----------
                                                                                        (DOLLARS IN MILLIONS)
Changes in the fair value of qualifying hedges                      $ 115          $ 130        $(456)        $(109)        $(122)

Less: Gains (losses) deferred in other comprehensive income
  on the effective portion of cash flow hedges                        158            154         (387)         (103)         (116)
                                                                    -----          -----        -----         -----         -----

Net ineffectiveness recorded in net investment gains (losses)
  from cash flow hedging activities                                 $ (43)         $ (24)       $ (69)        $  (6)        $  (6)
                                                                    =====          =====        =====         =====         =====

Other comprehensive income balance at the beginning of the
  period                                                            $(415)         $(417)       $ (24)        $ (19)        $ (24)

Gains (losses) deferred in other comprehensive income on the
  effective portion of cash flow hedges                               158            154         (387)         (103)         (116)

Amounts reclassified to net investment income                           1              1            2             1             1

Amounts reclassified to net investment gains (losses)                 (15)            (5)          --            (8)           12

Amortization of transition adjustment                                  (2)            (6)          (8)           (2)           (4)
                                                                    -----          -----          -----       -----         -----

Other comprehensive income balance at the end of the period         $(273)         $(273)         $(417)      $(131)        $(131)
                                                                    =====          =====          =====       =====         =====

    The Company uses forward exchange contracts to provide a hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the three months and six months ended June 30, 2004, the Company experienced net unrealized gains of $0 million and $4 million, respectively, related to hedges of its investments in foreign operations. Unrealized losses of $6 million and $10 million were recorded as components of accumulated other comprehensive income at June 30, 2004 and December 31, 2003, respectively. There were no hedges of the net investment in foreign operations at June 30, 2003.

   For the three months and six months ended June 30, 2004, the Company recognized as net investment gains the scheduled periodic settlement payments of derivative instruments of $22 million and $36 million, respectively, and net investment gains (losses) of $2 million and $(1) million, respectively, from derivatives not qualifying as accounting hedges. For the three months and six months ended June 30, 2003, the Company recognized as net investment gains the scheduled periodic settlement payments of derivative instruments of $12 million and $20 million, respectively, and net investment losses of $12 million and $52 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the applicable insurance departments.

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

    The assets supporting the variable portion of contracts with guarantees are carried at fair value and reported in total separate account assets with an equivalent amount reported in separate account liabilities in the unaudited interim condensed consolidated balance sheets. Net investment income, net realized gains (losses) and net unrealized gains (losses) relating to such separate accounts accrue directly to the contractholders and, accordingly, are reflected net in the Company's unaudited interim condensed consolidated financial statements. Amounts assessed against the contractholders for mortality, administrative, and other services are included in universal life and investment-type policy fees. Liabilities for guarantees and changes in such liabilities are included in future policy benefits and policyholder benefits and claims in the unaudited interim condensed consolidated balance sheets and statements of income, respectively.

   The Company had the following types of guarantees relating to annuity and universal and variable life contracts at:

ANNUITY CONTRACTS                                    JUNE 30, 2004
                                             -------------------------------
                                                 IN THE             AT
                                             EVENT OF DEATH    ANNUITIZATION
                                             --------------    -------------
                                                    (DOLLARS IN MILLIONS)
RETURN OF NET DEPOSITS
  Separate account value                       $    5,557               N/A
  Net amount at risk                           $       23 (1)           N/A
  Average attained age of contractholders        60 years               N/A

ANNIVERSARY CONTRACT VALUE OR MINIMUM
 RETURN
  Separate account value                       $   39,923        $   11,571
  Net amount at risk                           $    1,267 (1)    $       92 (2)
  Average attained age of contractholders        61 years          59 years

TWO TIER ANNUITIES
  General account value                               N/A        $      300
  Net amount at risk                                  N/A        $       36 (3)
  Average attained age of contractholders             N/A          58 years

UNIVERSAL AND VARIABLE LIFE CONTRACTS                       JUNE 30, 2004
                                                    ------------------------------
                                                    SECONDARY            PAID UP
                                                    GUARANTEES          GUARANTEES
                                                    ----------          ----------
                                                         (DOLLARS IN MILLIONS)
Account value (general and separate account)        $     3,135        $     4,886
Net amount at risk                                  $    66,489 (1)    $    43,805 (1)
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

   Liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts are as follows:

                                       ANNUITY CONTRACTS           UNIVERSAL AND VARIABLE LIFE CONTRACTS
                                 -------------------------------   -------------------------------------
                                 GUARANTEED         GUARANTEED                              PAID
                                    DEATH          ANNUITIZATION       SECONDARY             UP
                                  BENEFITS           BENEFITS          GUARANTEES        GUARANTEES           TOTAL
                                 ----------        -------------       ----------        ----------           ------
                                                                 (DOLLARS IN MILLIONS)
Balance at January 1, 2004          $  9               $ 17              $ 13               $ 22              $ 61
Incurred guaranteed benefits           4                  3                 2                  1                10
Paid guaranteed benefits              (2)                 0                (1)                 0                (3)
                                    ----               ----              ----               ----              ----
Balance at March 31, 2004             11                 20                14                 23                68
                                    ----               ----              ----               ----              ----
Incurred guaranteed benefits           2                  3                 6                  1                12
Paid guaranteed benefits              (2)                 0                (1)                 0                (3)
                                    ----               ----              ----               ----              ----
Balance at June 30, 2004            $ 11               $ 23              $ 19               $ 24              $ 77
                                    ====               ====              ====               ====              ====

   The guaranteed death benefit liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liability at June 30, 2004 are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

   The guaranteed annuitization benefit liabilities are determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating such guaranteed annuitization benefit liabilities at June 30, 2004 are consistent with those used for calculating the guaranteed death benefit liabilities. In addition, the calculation of the guaranteed annuitization benefit liabilities incorporates a percentage of the potential annuitizations that may be elected by the contractholder.

   The liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities at June 30, 2004 are consistent with those used for amortizing deferred acquisition costs. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

SEPARATE ACCOUNTS

     Account balances of contracts with guarantees are invested in separate account asset classes as follows at:

                                                      JUNE 30, 2004         JANUARY 1, 2004
                                                      -------------         ---------------
                                                             (DOLLARS IN MILLIONS)
Equity securities (including mutual funds)
   Equity                                                $27,656               $23,784
   Bond                                                    3,934                 3,531
   Balanced                                                1,487                 1,368
   Money Market                                              511                   501
   Specialty                                                 179                    55
                                                         -------               -------
      TOTAL                                              $33,767               $29,239
                                                         =======               =======

      At June 30, 2004, equity securities, fixed maturities and cash and cash equivalents include $77 million, $57 million and $4 million, respectively, of the Company's proportional interest in separate accounts.

      During the three months and six months ended June 30, 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate account.

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

                                        SALES INDUCEMENTS
                                        -----------------
                                      (DOLLARS IN MILLIONS)
Balance at January 1, 2004                    $ 196
Capitalization                                   40
Amortization                                     (1)
                                              -----
Balance at March 31, 2004                       235
                                              =====
Capitalization                                   24
Amortization                                     (3)
                                              -----
Balance at June 30, 2004                      $ 256
                                              =====

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

Liabilities and assets designated to the closed block are as follows:

                                                                                          JUNE 30,           DECEMBER 31,
                                                                                            2004                 2003
                                                                                          --------             --------
                                                                                               (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits                                                                    $ 42,061             $ 41,928
Other policyholder funds                                                                       255                  260
Policyholder dividends payable                                                                 728                  682
Policyholder dividend obligation                                                             1,330                2,130
Payables under securities loaned transactions                                                5,135                6,418
Other liabilities                                                                              156                  180
                                                                                          --------             --------
      Total closed block liabilities                                                        49,665               51,598
                                                                                          --------             --------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
      Fixed maturities available-for-sale, at fair value
             (amortized cost: $29,243 and $30,381, respectively)                            30,400               32,348
      Equity securities, at fair value (cost: $323 and $217, respectively)                     368                  250
      Mortgage loans on real estate                                                          7,785                7,431
      Policy loans                                                                           4,045                4,036
      Short-term investments                                                                    62                  123
      Other invested assets                                                                    235                  108
                                                                                          --------             --------
             Total investments                                                              42,895               44,296
Cash and cash equivalents                                                                      326                  531
Accrued investment income                                                                      522                  527
Deferred income taxes                                                                          946                1,043
Premiums and other receivables                                                                  93                  164
                                                                                          --------             --------
      Total assets designated to the closed block                                           44,782               46,561
                                                                                          --------             --------
Excess of closed block liabilities over assets designated
      to the closed block                                                                    4,883                5,037
                                                                                          --------             --------
Amounts included in accumulated other comprehensive loss:
      Net unrealized investment gains, net of deferred
             income tax of $443 and $730, respectively                                         787                1,270
      Unrealized derivative gains (losses), net of deferred income
             tax benefit of ($23) and ($28), respectively                                      (38)                 (48)
      Allocated from policyholder dividend obligation, net of
             deferred income tax benefit of ($464) and ($778), respectively                   (827)              (1,352)
                                                                                          --------             --------
                                                                                               (78)                (130)
                                                                                          --------             --------
Maximum future earnings to be recognized from closed
      block assets and liabilities                                                        $  4,805             $  4,907
                                                                                          ========             ========

Information regarding the policyholder dividend obligation is as follows:

                                                                            SIX MONTHS ENDED       YEAR ENDED
                                                                              JUNE 30, 2004     DECEMBER 31, 2003
                                                                              -------------     -----------------
                                                                                   (DOLLARS IN MILLIONS)
Balance at beginning of period                                                   $ 2,130             $ 1,882
Impact on revenues, net of expenses and income taxes                                  40                  --
Change in unrealized investment and derivative gains (losses)                       (840)                248
                                                                                 -------             -------
Balance at end of period                                                         $ 1,330             $ 2,130
                                                                                 =======             =======

      Closed block revenues and expenses are as follows:

                                             THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                             --------------------------  -------------------------
                                                  2004        2003          2004        2003
                                                 -------     -------      -------      -------
                                                            (DOLLARS IN MILLIONS)
REVENUES
Premiums                                         $   776     $   825      $ 1,524      $ 1,624
Net investment income and other revenues             631         623        1,263        1,265
Net investment gains (losses)                         11         (19)         (15)         (52)
                                                 -------     -------      -------      -------
            Total revenues                         1,418       1,429        2,772        2,837
                                                 -------     -------      -------      -------
EXPENSES
Policyholder benefits and claims                     877         911        1,703        1,764
Policyholder dividends                               364         392          730          786
Change in policyholder dividend obligation            39          --           40           --
Other expenses                                        69          76          140          152
                                                 -------     -------      -------      -------
            Total expenses                         1,349       1,379        2,613        2,702
                                                 -------     -------      -------      -------
Revenues net of expenses before income taxes          69          50          159          135
Income taxes                                          25          18           57           49
                                                 -------     -------      -------      -------
Revenues net of expenses and income taxes        $    44     $    32      $   102      $    86
                                                 =======     =======      =======      =======

      The change in maximum future earnings of the closed block is as follows:

                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                             ---------------------------   -------------------------
                                              2004         2003             2004          2003
                                             -------      -------          -------       -------
                                                             (DOLLARS IN MILLIONS)
Balance at end of period                     $ 4,805      $ 5,028          $ 4,805       $ 5,028
Balance at beginning of period                 4,849        5,060            4,907         5,114
                                             -------      -------          -------       -------
Change during period                         $   (44)     $   (32)         $  (102)      $   (86)
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

      Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                      JUNE 30, 2004                     DECEMBER 31, 2003
                             --------------------------------   --------------------------------
                                             FAIR VALUE                          FAIR VALUE
                            NOTIONAL    ---------------------   NOTIONAL   ---------------------
                             AMOUNT     ASSETS    LIABILITIES    AMOUNT    ASSETS    LIABILITIES
                             ------     ------    -----------   --------   ------    -----------
                                                      (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value                    $ 31       $  1        $  2        $  6      $ --        $  1
Cash flow                      661          2          75         473        --          80
Non qualifying                 115         --          10          90        --          12
                              ----       ----        ----        ----      ----        ----
          Total               $807       $  3        $ 87        $569      $ --        $ 93
                              ====       ====        ====        ====      ====        ====

      During both the three months and six months ended June 30, 2004, the closed block recognized net investment expense of $1 million, from periodic settlement and amortization, and net investment losses of $1 million, from disposals of interest rate, foreign currency and credit default swaps that qualify for hedge accounting. During both the three and six months ended June 30, 2003 the Company recognized net investment income of $2 million, from periodic settlement and amortization, and net investment gains of $5 million, from disposals of interest rate caps and interest rate, foreign currency and credit default swaps that qualify for hedge accounting.

      During the three months and six months ended June 30, 2004 and 2003, net investment gains (losses) from ineffective fair value hedging activities were insignificant. There were no discontinued fair value hedges during the three months and six months ended June 30, 2004 and 2003.

      The following table represents cash flow hedges for the:

                                                                THREE           SIX                          THREE         SIX
                                                             MONTHS ENDED   MONTHS ENDED    YEAR ENDED    MONTHS ENDED  MONTHS ENDED
                                                               JUNE 30,       JUNE 30,     DECEMBER 31,     JUNE 30,     JUNE 30,
                                                                 2004           2004           2003           2003         2003
                                                             ------------   ------------   ------------   ------------  ------------
                                                                                       (DOLLARS IN MILLIONS)
Changes in the qualifying hedges                                 $  2           $  8          $(106)          $(29)        $(48)

Less: Gains (losses) deferred in other comprehensive
  income on the effective portion of cash flow hedges               7             17            (93)           (29)         (48)
                                                                 ----           ----           ----           ----         ----
Net ineffectiveness recorded in net investment
  gains (losses) from cash flow hedging activities               $ (5)          $ (9)          $(13)          $ --         $ --
                                                                 ====           ====           ====           ====         ====
Other comprehensive income balance at the beginning
  of the period                                                  $(67)          $(76)          $ 20           $  1         $ 20

Gains (losses) deferred in other comprehensive
  income on the effective portion of cash flow hedges               7             17            (93)           (29)         (48)

Amounts reclassified to net investment income                                                    --

Amounts reclassified to net investment gains (losses)                                            --

Amortization of transition adjustment                              (1)            (2)            (3)            (1)          (1)
                                                                 ----           ----           ----           ----         ----
Other comprehensive income balance at the end of the period      $(61)          $(61)          $(76)          $(29)        $(29)
                                                                 ====           ====           ====           ====         ====

      For the three months and six months ended June 30, 2004, the closed block recognized no amounts as net investment gains from the scheduled periodic settlement payments of derivative instruments and net investment gains of $14 million and $9 million, respectively, from derivatives not qualifying as accounting hedges. For the three months and six months ended June 30, 2003, the Company recognized as net investment losses the scheduled periodic settlement payments of derivative instruments of $1 million and $1 million, respectively, and net investment losses of $20 million and $21 million, respectively, from derivatives not qualifying as accounting hedges. The use of these non-speculative derivatives is permitted by the applicable insurance department.

6. COMMITMENTS, CONTINGENCIES AND GUARANTEES

      The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants to not specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

      Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. In this context, unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

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

      Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of June 30, 2004, there are approximately 331 sales practices lawsuits pending against Metropolitan Life; approximately 40 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 51 sales practices lawsuits pending against General American. Metropolitan Life, New England and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

      The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending.

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England and General American.

      Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

      See Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2003 included in the MetLife, Inc. Annual Report on Form 10-K for information regarding historical asbestos claims information and the increase of its recorded liability at December 31, 2002.

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

      Recent bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may result in an increase in the number of claims and the cost of resolving claims, as well as the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such recent bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase in the number of claims. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 60,300 asbestos-related claims in 2003. During the first six months of 2004 and 2003, Metropolitan Life received approximately 13,560 and 48,000 asbestos-related claims, respectively.

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

      Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia, Alabama, Illinois, Colorado, Indiana and Arkansas. The Company intends to defend itself vigorously against these cases.

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

DEMUTUALIZATION ACTIONS

      Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York State court in New York County were consolidated within the commercial part of the New York State court. In addition, there remained a separate purported class action in New York State court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Another purported class action in New York State court in Kings County has been voluntarily held in abeyance by plaintiffs. The plaintiffs in the state court class actions seek injunctive, declaratory and compensatory relief, as well as an accounting and, in some instances, punitive damages. Some of the plaintiffs in the above described actions also have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933 in connection with the plan. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Plaintiffs served a second consolidated amended complaint on April 2, 2004, and continue to assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

      On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The complaint challenges the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserts claims of breach of fiduciary duty, common law fraud, and unjust enrichment. Plaintiffs seek compensatory and punitive damages, as well as attorneys' fees and costs. On May 24, 2004, the Holding Company and Metropolitan Life served a motion to dismiss the complaint. In October 2003, the United States District Court for the Western District of Pennsylvania dismissed plaintiffs' similar complaint alleging that the demutualization breached the terms of the 1999 settlement agreement and unjustly enriched the Holding Company and Metropolitan Life. In January 2004, plaintiffs' appeal of that decision to the United States Court of Appeals for the Third Circuit was dismissed. The Holding Company and Metropolitan Life intend to contest this matter vigorously.

RACE-CONSCIOUS UNDERWRITING CLAIMS

      Insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies were consolidated in the United States District Court for the Southern District of New York. On April 28, 2003, the United States District Court approved a class action settlement of the consolidated actions. Several persons filed notices of appeal from the order approving the settlement, but subsequently the appeals were dismissed. Metropolitan Life also entered into settlement agreements to resolve the regulatory examination.

      Twenty lawsuits involving approximately 140 plaintiffs were filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life resolved the claims of some of these plaintiffs through settlement, and some additional plaintiffs have voluntarily dismissed their claims. Metropolitan Life resolved claims of some additional persons who opted out of the settlement class referenced in the preceding paragraph but who had not filed suit. The actions filed in Alabama and Tennessee have been dismissed; two actions filed in Mississippi remain pending. Metropolitan Life is contesting plaintiffs' claims vigorously.

      The Company believes that adequate provision has been made to cover the costs associated with the resolution of these matters.

OTHER

      In 2001, a putative class action was filed against Metropolitan Life in the United States District Court for the Southern District of New York alleging gender discrimination and retaliation in the MetLife Financial Services unit of the Individual segment. The plaintiffs were seeking unspecified compensatory damages, punitive damages, a declaration that the alleged practices were discriminatory and illegal, injunctive relief requiring Metropolitan Life to discontinue the alleged discriminatory practices, an order restoring class members to their rightful positions (or appropriate compensation in lieu thereof), and other relief. In August 2003, the court granted preliminary approval to a settlement of the lawsuit. At the fairness hearing held on November 6, 2003, the court approved the settlement of the lawsuit. Implementation of the settlement commenced in 2004.

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

      A purported class action in which two policyholders seek to represent a class of owners of participating life insurance policies is pending in state court in New York. Plaintiffs assert that Metropolitan Life breached their policies in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action. Plaintiffs have served their motion to certify a litigation class. MetLife is vigorously defending the case.

      Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. State Street Research Investment Services, one of the Company's indirect broker/dealer subsidiaries, has entered into a settlement with the NASD resolving all outstanding issues relating to its investigation. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a so-called "Wells Notice" stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under the SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

      As previously reported, the Company has received from the Office of the Attorney General of the State of New York a subpoena seeking information regarding certain compensation agreements between insurance brokers and the Company. The Company is fully cooperating with the inquiry.

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

COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

      The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were approximately $1.4 billion at both June 30, 2004 and December 31, 2003, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

      For the six months ended June 30, 2004, the Company recorded liabilities of $10 million with respect to indemnities provided in certain dispositions. The approximate term for these liabilities is 12 to 18 months. The maximum potential amount of future payments that MetLife could be required to pay for these liabilities is $73 million. Due to the uncertainty in assessing changes to the liabilities over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The fair value of the remaining indemnities, guarantees and commitments entered into was insignificant and thus, no liabilities were recorded. The Company's recorded liability at June 30, 2004 and December 31, 2003 for indemnities, guarantees and commitments provided to third parties, excluding amounts recorded during the first six months of 2004, is insignificant.

      The Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $1.3 billion at June 30, 2004. The credit default swaps expire at various times during the next ten years.

7. EMPLOYEE BENEFIT PLANS

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

      The Company uses December 31 as the measurement date for all of its pension and postretirement benefit plans.

      The components of net periodic benefit cost were as follows:

                                                 PENSION BENEFITS      PENSION BENEFITS       OTHER BENEFITS       OTHER BENEFITS
                                                 ----------------      ----------------      ----------------      ---------------
                                                  FOR THE THREE          FOR THE SIX         FOR THE THREE           FOR THE SIX
                                                   MONTHS ENDED          MONTHS ENDED         MONTHS ENDED           MONTHS ENDED
                                                     JUNE 30,              JUNE 30,             JUNE 30,               JUNE 30,
                                                 ----------------      ----------------      ----------------      ---------------
                                                 2004       2003       2004       2003       2004       2003       2004      2003
                                                 -----      -----      -----      -----      -----      -----      -----     -----
                                                                              (DOLLARS IN MILLIONS)
Service cost                                     $  32      $  31      $  65      $  62      $   9      $  10      $  18     $  20
Interest cost                                       78         79        156        158         31         31         62        62
Expected return on plan assets                    (108)       (84)      (215)      (168)       (19)       (18)       (38)      (36)
Amortization of prior actuarial gains (losses)      30         26         58         52         (1)        (3)        (2)       (6)
Curtailment (credit) cost                           --          3         --          6         --          1         --         2
                                                 -----      -----      -----      -----      -----      -----      -----     -----
Net periodic benefit (credit) cost               $  32      $  55      $  64      $ 110      $  20      $  21      $  40     $  42
                                                 =====      =====      =====      =====      =====      =====      =====     =====

EMPLOYER CONTRIBUTIONS

      As of June 30, 2004, contributions of $485 million have been made to the pension plans and the Company presently anticipates contributing an additional $33 million to fund its pension plans in 2004 for a total of $518 million. Contributions to the postretirement benefit plans are expected to be $89 million.

8. STOCK COMPENSATION PLANS

      Under the MetLife, Inc. 2000 Stock Incentive Plan, as amended, (the "Stock Incentive Plan"), awards granted may be in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code. Under the MetLife, Inc. 2000 Directors Stock Plan, as amended (the "Directors Stock Plan"), awards granted may be in the form of stock awards, non-qualified stock options, or a combination of the foregoing to outside Directors of the Company. The aggregate number of options to purchase shares of stock that may be awarded under the Stock Incentive Plan and the Directors Stock Plan is subject to a maximum limit of 37,823,333, of which no more than 378,233 may be awarded under the Directors Stock Plan. The Directors Stock Plan has a maximum limit of 500,000 stock awards.

      All options granted have an exercise price equal to the fair market value price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options under the Stock Incentive Plan become exercisable over a three year period commencing with the date of grant, while other options become exercisable three years after the date of grant. Options issued under the Directors Stock Plan are exercisable immediately.

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

                                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------         -----------------------
                                                                            2004            2003            2004            2003
                                                                           -------         -------         -------         -------
                                                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net Income                                                                 $   947         $   580         $ 1,470         $   942

Charge for conversion of company-obligated mandatorily
    redeemable securities of a subsidiary trust (1)                             --              --              --             (21)
                                                                           -------         -------         -------         -------
Net income available to common shareholders                                    947             580           1,470             921

Add: Stock-based employee compensation expense included in
    reported net income, net of related tax effects                              7               3              13               6

Deduct: Total Stock-based employee compensation determined under
    fair value based method for all awards, net of related tax effects         (11)             (9)            (24)            (21)
                                                                           -------         -------         -------         -------
Pro forma net income available to common shareholders (2) (3)              $   943         $   574         $ 1,459         $   906
                                                                           =======         =======         =======         =======
BASIC EARNINGS PER SHARE
As reported                                                                $  1.26         $  0.79         $  1.95         $  1.29
                                                                           =======         =======         =======         =======
Pro forma (2)(3)                                                           $  1.25         $  0.78         $  1.93         $  1.27
                                                                           =======         =======         =======         =======
DILUTED EARNINGS PER SHARE
As reported                                                                $  1.25         $  0.79         $  1.94         $  1.29
                                                                           =======         =======         =======         =======
Pro forma (2)(3)                                                           $  1.24         $  0.78         $  1.92         $  1.27
                                                                           =======         =======         =======         =======

----------

(1) MetLife Capital Trust I ("Trust") was dissolved on February 5, 2003, and $1,006 million aggregate principal amount of 8.00% debentures of the Holding Company (the "MetLife debentures"), the sole assets of the Trust, were distributed to the owners of the Trust's capital securities in exchange for their capital securities. The MetLife debentures were remarketed on behalf of the debenture owners on February 12, 2003 and the interest rate on the MetLife debentures was reset as of February 15, 2003 to 3.911% per annum for a yield to maturity of 2.876%. As a result of the remarketing, the debenture owners received $21 million ($0.03 per diluted common share) in excess of the carrying value of the capital securities. This excess was recorded by the Company as a charge to additional paid-in capital and, for the purpose of calculating earnings per share, is subtracted from net income to arrive at net income available to common shareholders.

(2) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

(3) Includes the Company's ownership share of stock compensation costs related to the Reinsurance Group of America, Incorporated ("RGA"), incentive stock plan and the stock compensation costs related to the incentive stock plans at SSRM Holdings, Inc. ("State Street Research"), determined in accordance with the fair value method.

9. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) are as follows:

                                                                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,           ENDED JUNE 30,
                                                                            --------------------      --------------------
                                                                             2004         2003         2004         2003
                                                                            -------      -------      -------      -------
                                                                                         (DOLLARS IN MILLIONS)
Net income                                                                  $   947      $   580      $ 1,470      $   942
Other comprehensive income (loss):
       Unrealized gains (losses) on derivative instruments, net of
             income taxes                                                        81          (71)          85          (69)
       Unrealized investment gains (losses), net of related offsets,
             reclassification adjustments and income taxes                   (1,737)         936       (1,155)       1,234
       Cumulative effect of a change in accounting, net of income taxes                                    90           --
       Foreign currency translation adjustments                                 (71)         129          (95)         143
       Minimum pension liability adjustment                                      --           --           --           (9)
                                                                            -------      -------      -------      -------
Other comprehensive income (loss):                                           (1,727)         994       (1,075)       1,299
                                                                            -------      -------      -------      -------
             Comprehensive income (loss)                                    $  (780)     $ 1,574      $   395      $ 2,241
                                                                            =======      =======      =======      =======

10. EARNINGS PER SHARE

      The following table presents the weighted average shares used in calculating basic earnings per share and those used in calculating diluted earnings per share for each income category presented below:

                                                                            THREE MONTHS                     SIX MONTHS
                                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                                   -------------   -------------   -------------    -------------
                                                                       2004           2003             2004             2003
                                                                   -------------   -------------   -------------    -------------
                                                                       (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding for basic
        earnings per share                                           753,331,966     731,242,226     754,915,747      715,866,466
Incremental shares from assumed:
        Exercise of stock options                                      3,455,800          14,228       3,284,270               --
        Issuance under deferred stock compensation                     1,183,084              --         935,759               --
                                                                   -------------   -------------   -------------    -------------
Weighted average common stock outstanding for diluted
        earnings per share                                           757,970,850     731,256,454     759,135,776      715,866,466
                                                                   =============   =============   =============    =============
INCOME FROM CONTINUING OPERATIONS                                  $         852   $         572   $       1,510    $         866

Charge for conversion of company-obligated mandatorily
        redeemable securities of a subsidiary trust (1)                       --              --              --              (21)

INCOME FROM CONTINUING OPERATIONS AVAILABLE                        -------------   -------------   -------------    -------------
        TO COMMON SHAREHOLDERS                                     $         852   $         572   $       1,510    $         845
                                                                   =============   =============   =============    =============
        Basic earnings per share                                   $        1.13   $        0.78   $        2.00    $        1.18
                                                                   =============   =============   =============    =============
        Diluted earnings per share                                 $        1.12   $        0.78   $        1.99    $        1.18
                                                                   =============   =============   =============    =============
INCOME FROM DISCONTINUED OPERATIONS AVAILABLE
        TO COMMON SHAREHOLDERS                                     $          95   $           8   $         118    $          76
                                                                   =============   =============   =============    =============
        Basic earnings per share                                   $        0.13   $        0.01   $        0.16    $        0.11
                                                                   =============   =============   =============    =============
        Diluted earnings per share                                 $        0.13   $        0.01   $        0.16    $        0.11
                                                                   =============   =============   =============    =============
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING, NET
        OF INCOME TAXES                                            $          --   $          --   $        (158)   $          --
                                                                   =============   =============   =============    =============
        Basic earnings per share                                   $          --   $          --   $       (0.21)   $          --
                                                                   =============   =============   =============    =============
        Diluted earnings per share                                 $          --   $          --   $       (0.21)   $          --
                                                                   =============   =============   =============    =============
NET INCOME                                                         $         947   $         580   $       1,470    $         942

Charge for conversion of company-obligated mandatorily
        redeemable securities of a subsidiary trust (1)                       --              --              --              (21)
                                                                   =============   =============   =============    =============
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $         947   $         580   $       1,470    $         921
                                                                   =============   =============   =============    =============
        Basic earnings per share                                   $        1.26   $        0.79   $        1.95    $        1.29
                                                                   =============   =============   =============    =============
        Diluted earnings per share                                 $        1.25   $        0.79   $        1.94    $        1.29
                                                                   =============   =============   =============    =============

----------

(1) See Note 8 for a discussion of this charge included in the calculation of net income available to common shareholders.

      On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company acquired 7,935,381 shares of common stock for approximately $275 million during the six months ended June 30, 2004. The Holding Company did not acquire any shares of common stock during the six months ended June 30, 2003. The Holding Company issued 805,262 shares of common stock from treasury stock for $25 million during the six months ended June 30, 2004. During the six months ended June 30, 2003, 59,865,424 shares of common stock were issued from treasury stock, 59,771,221 of which were issued in connection with the settlement of common stock purchase contracts for approximately $1,006 million. At June 30, 2004, the Holding Company had approximately $434 million remaining on its existing share repurchase program.

11. BUSINESS SEGMENT INFORMATION

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

      Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months and six months ended June 30, 2004 and 2003. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains (losses), net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.


FOR THE THREE MONTHS ENDED                                    AUTO &                                  ASSET    CORPORATE &
JUNE 30, 2004                      INSTITUTIONAL INDIVIDUAL    HOME   INTERNATIONAL REINSURANCE     MANAGEMENT   OTHER       TOTAL
---------------------------        ------------- ----------   ------  ------------- -----------     ----------   -----       -----
                                                                           (DOLLARS IN MILLIONS)
Premiums                              $2,382       $1,007     $  734       $  405       $  807        $ --      $   (4)    $5,331
Universal life and investment-
      type product policy fees           187          455         --           86           --          --          --        728
Net investment income                  1,121        1,543         44          137          136          18         118      3,117
Other revenues                           155          106          6            8           15          73          (7)       356
Net investment gains (losses)             32           35         (5)          (3)          31          --         (43)        47
Income (loss) from continuing
      operations before provision
      for income taxes                   576          341         91          101           46          26         (75)     1,106

FOR THE THREE MONTHS ENDED                                    AUTO &                                  ASSET    CORPORATE &
JUNE 30, 2003                      INSTITUTIONAL  INDIVIDUAL   HOME   INTERNATIONAL REINSURANCE     MANAGEMENT   OTHER       TOTAL
--------------------------         -------------  ----------  ------  ------------- -----------     ----------   -----       -----
                                                                       (DOLLARS IN MILLIONS)
Premiums                              $ 2,334      $ 1,055    $   721      $   390      $   588        $ --     $    (5)    $ 5,083
Universal life and investment-
      type product policy fees            154          378         --           71           --          --          --         603
Net investment income                     997        1,532         41          131          121          16          26       2,864
Other revenues                            152          109          4           26           12          37          15         355
Net investment gains (losses)               1          (22)        (2)          (1)           5          --         (23)        (42)
Income (loss) from continuing
      operations before provision
      for income taxes                    394          215         51           92           33           9         (10)        784

FOR THE SIX MONTHS ENDED                                        AUTO &                                ASSET    CORPORATE &
JUNE 30, 2004                        INSTITUTIONAL INDIVIDUAL    HOME    INTERNATIONAL REINSURANCE  MANAGEMENT    OTHER      TOTAL
------------------------             ------------- ----------   ------   ------------- -----------  ----------    -----      -----
                                                                          (DOLLARS IN MILLIONS)
Premiums                                 $ 4,807     $ 1,985    $ 1,471      $   817     $ 1,623        $ --     $    (5)   $10,698
Universal life and investment-
      type product policy fees               358         877         --          169          --          --          --      1,404
Net investment income                      2,208       3,058         90          260         266          36         174      6,092
Other revenues                               319         223         15           12          27         113          --        709
Net investment gains (losses)                142          12         (5)          23          52          --         (61)       163
Income (loss) from continuing
      operations before provision
      for income taxes                     1,134         621        149          195          82          35        (149)     2,067

FOR THE SIX MONTHS ENDED                                      AUTO &                                 ASSET    CORPORATE &
JUNE 30, 2003                      INSTITUTIONAL  INDIVIDUAL   HOME     INTERNATIONAL REINSURANCE  MANAGEMENT   OTHER       TOTAL
------------------------           -------------  ----------  ------    ------------- -----------  ----------   -----       -----
                                                                        (DOLLARS IN MILLIONS)
Premiums                              $ 4,470      $ 2,096    $ 1,433      $   785      $ 1,140       $ --     $    (9)    $ 9,915
Universal life and investment-
      type product policy fees            315          738         --          122           --         --          --       1,175
Net investment income                   1,972        3,087         80          254          231         32          81       5,737
Other revenues                            294          195         13           34           24         66          27         653
Net investment gains (losses)            (108)        (123)        (6)          (1)           1          8         (65)       (294)
Income (loss) from continuing
      operations before provision
      for income taxes                    621          391         74          134           63         19        (109)      1,193

      The following amounts are reported as discontinued operations in accordance with SFAS 144:

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------     -------------------------
                                                             2004             2003            2004        2003
                                                             ----             ----            ----        ----
                                                                              (DOLLARS IN MILLIONS)
Net investment income
     Institutional                                           $  1             $  1            $  3        $  4
     Individual                                                    1            --               1           3
     Corporate & Other                                            23            11              39          23
                                                                ----          ----            ----        ----
          Total net investment income                           $ 25          $ 12            $ 43        $ 30
                                                                ====          ====            ====        ====
Net investment gains (losses)
     Institutional                                              $ --          $ (1)           $  2        $ 40
     Individual                                                    2             7               3          47
     Corporate & Other                                           129            (6)            147           3
                                                                ----          ----            ----        ----
          Total net investment gains (losses)                   $131          $ --            $152        $ 90
                                                                ====          ====            ====        ====

      The following table presents assets with respect to the Company's operating segments at:

                                      JUNE 30,        DECEMBER 31,
                                        2004              2003
                                      --------        ------------
                                        (DOLLARS IN MILLIONS)
Assets
      Institutional                   $119,565         $113,743
      Individual                       170,616          165,774
      Auto & Home                        5,008            4,698
      International                      9,175            9,935
      Reinsurance                       13,234           12,833
      Asset Management                     263              302
      Corporate & Other                 20,368           19,556
                                      --------         --------
        Total                         $338,229         $326,841
                                      ========         ========

      Corporate & Other includes various start-up and run-off entities, as well as the elimination of all intersegment amounts. The elimination of intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment reinsurance transactions.

      Net investment income and net investment gains (losses) are based upon the actual results of each segment's specifically identifiable asset portfolio adjusted for allocated capital. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company's product pricing.

      Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $8,645 million and $8,019 million for the three months ended June 30, 2004 and 2003, respectively, which represented 90% and 90%, respectively, of consolidated revenues. Revenues from U.S. operations were $17,181 million and $15,567 million for the six months ended June 30, 2004 and 2003, respectively, which represented 90% and 91%, respectively, of consolidated revenues.

12. DISCONTINUED OPERATIONS

      The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale is presented as discontinued operations. These assets are carried at the lower of cost or market.

      The following table presents the components of income from discontinued operations:

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                          ------------------                ----------------
                                                          2004         2003                 2004         2003
                                                          -----        -----                -----        -----
                                                                         (DOLLARS IN MILLIONS)
Investment income                                         $  32        $  32                $  65        $  71
Investment expense                                           (7)         (20)                 (22)         (41)
Net investment gains (losses)                               131           --                  152           90
                                                          -----        -----                -----        -----
        Total revenues                                      156           12                  195          120
Interest expense                                             11           --                   13           --
Provision for income taxes                                   50            4                   64           44
                                                          -----        -----                -----        -----
        Income from discontinued operations               $  95        $   8                $ 118        $  76
                                                          =====        =====                =====        =====

      The carrying value of real estate related to discontinued operations was $44 million and $832 million at June 30, 2004 and December 31, 2003, respectively.

      In February of 2004, MetLife entered into a marketing agreement to sell one of its real estate investments, Sears Tower, and reclassified the property from Real Estate -- Held-for-Investments to Real Estate -- Held-for-Sale. The sale, which occurred in April 2004, resulted in an after-tax gain of $85 million.

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

INVESTMENTS

      The Company's principal investments are in fixed maturities, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

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

LITIGATION

      The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumption used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. It is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

EMPLOYEE BENEFIT PLANS

      The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities. The expected return on plan assets includes an expectation of long-term market appreciation in equity markets which is not changed by short-term market fluctuations. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's unaudited interim condensed consolidated financial statements and liquidity.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      MetLife, Inc., through its subsidiaries and affiliates, is a leading provider of insurance and other financial services to individual and institutional customers. The MetLife companies serve individuals in approximately 13 million households in the U.S. and provide benefits to 37 million employees and family members through their plan sponsors. Outside the U.S., the MetLife companies serve approximately 8 million customers through direct insurance operations in Argentina, Brazil, Chile, China, Hong Kong, India, Indonesia, Mexico, South Korea, Taiwan and Uruguay. MetLife is organized into six business segments: Institutional, Individual, Auto & Home, International, Reinsurance and Asset Management.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

      The Company reported $947 million in net income and diluted earnings per share of $1.25 for the three months ended June 30, 2004 compared to $580 million in net income and diluted earnings per share of $0.79 for the three months ended June 30, 2003. Continued top-line revenue growth across all of the Company's business segments, strong investment spreads, favorable claim experience and an improvement in net investment gains (losses) and the impact of certain transactions or events that result in net income not being indicative of future earnings are the leading contributors to the 63% increase in net income in the second quarter of 2004 over the comparable 2003 period. Total premiums and fees increased to $6.1 billion, up 7%, from the second quarter of 2003, which primarily stems from continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Continued improvement in investment spreads is largely due to higher net investment income from corporate joint ventures, bond prepayments fees and commercial mortgage prepayments. In addition an improvement in net investment gains (losses), net of income taxes, of $57 million is primarily attributable to lower credit-related losses and the recognition of equity gains, reflecting the improved market conditions.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

      The Company reported $1,470 million in net income and diluted earnings per share of $1.94 for the six months ended June 30, 2004 compared to $942 million in net income and diluted earnings per share of $1.29 for the six months ended June 30, 2003. Continued top-line revenue growth across all of the Company's business segments, strong investment spreads, favorable claim experience and an improvement in net investment gains (losses), and the impact of certain transactions or events that result in net income not being indicative of future earnings are the leading contributors to the 56% increase in net income in the first six months of 2004 over the comparable 2003 period. Total premiums and fees increased to $12.1 billion, up 9%, from the first six months of 2003, which primarily stems from continued sales growth across most of the Company's business segments as well as the positive impact of the U.S. financial markets on policy fees. Continued improvement in investment spreads was primarily attributable to higher net investment income from corporate joint ventures, bond prepayments fees and commercial mortgage prepayments. In addition an improvement in net investment gains (losses), net of income taxes, of $290 million is primarily attributable to lower credit-related losses and the recognition of equity gains, reflecting the improved market conditions. These increases are partially offset by a $158 million cumulative effect of a change in accounting in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1").

INDUSTRY TRENDS

      The Company's segments continue to be influenced by a variety of industry trends and the Company believes that each of its businesses is well positioned to capitalize on those trends. In general, the Company sees more employers, both large and small, outsourcing their benefits functions. Further, companies are offering broader arrays of voluntary benefits to help retain employees while adding little to their overall benefits costs. These trends will likely continue and in fact expand across companies of all sizes. Employers are also demanding substantial online access for their employees for various self-service functions. This functionality requires substantial information technology investment that smaller companies will find difficult to absorb. This will put pressure on those smaller and mid-size companies to gain scale quickly or exit the business. Additionally, the Company is seeing a trend of employers moving to defined contribution plans over defined benefit plans.

      In addition, alternative benefit structures, such as simple fixed benefit products, are becoming more popular as the cost of traditional medical indemnity products has continued to increase rapidly. These low cost fixed benefit products can provide effective catastrophic protection for high cost illnesses to supplement the basic health coverage provided by medical indemnity insurance.

      From a demographics standpoint, the bulk of the U.S. population is moving from an asset accumulation phase to an asset distribution phase. People within ten years of retirement hold significant assets. With continually lengthening lifespans and unstructured asset distribution, the Company believes many of these people may outlive their retirement savings and/or require long-term care. As a result, the Company expects that the demand for retirement payout solutions with guarantees will increase dramatically over the next decade. In each of these demographic scenarios, the quality of the guarantee will be a key driver of growth. The Company believes that these guarantees will be evaluated through balance sheet strength, the claims paying ability and financial strength ratings of the guarantor, as well as the reputation of the Company. The Company believes that in each of these comparisons, it will be at a distinct advantage versus the industry on average.

      The combination of these trends will continue to favor those with scale, breadth of distribution and product, ability to provide advice and financial strength to support long-term guarantees.

DISCUSSION OF RESULTS

    The following table presents consolidated financial information for the Company for the periods indicated:


                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------      -------------------------
                                                                    2004             2003           2004            2003
                                                                 ----------        --------       --------        ---------
                                                                                  (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                         $  5,331          $  5,083       $ 10,698        $  9,915
Universal life and investment-type product policy fees                728               603          1,404           1,175
Net investment income                                               3,117             2,864          6,092           5,737
Other revenues                                                        356               355            709             653
Net investment gains (losses)                                          47               (42)           163            (294)
                                                                 --------          --------       --------        --------
  Total revenues                                                    9,579             8,863         19,066          17,186
                                                                 --------          --------       --------        --------
EXPENSES
Policyholder benefits and claims                                    5,335             4,970         10,795           9,895
Interest credited to policyholder account balances                    751               761          1,494           1,508
Policyholder dividends                                                471               507            913           1,010
Other expenses                                                      1,916             1,841          3,797           3,580
                                                                 --------          --------       --------        --------
  Total expenses                                                    8,473             8,079         16,999          15,993
                                                                 --------          --------       --------        --------

Income from continuing operations before provision
  for income taxes                                                  1,106               784          2,067           1,193
Provision for income taxes                                            254               212            557             327
                                                                 --------          --------       --------        --------
Income from continuing operations                                     852               572          1,510             866
Income from discontinued operations, net of income taxes               95                 8            118              76
                                                                 --------          --------       --------        --------
Income before cumulative effect of a change in accounting             947               580          1,628             942
Cumulative effect of a change in accounting, net of income taxes       --                --           (158)             --
                                                                 --------          --------       --------        --------
Net income                                                       $    947          $    580       $  1,470        $    942
                                                                 ========          ========       ========        ========


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- THE COMPANY

    Income from continuing operations increased by $280 million, or 49%, to $852 million for the three months ended June 30, 2004 from $572 million in the comparable 2003 period. Income from continuing operations for the three months ended June 30, 2004 and 2003 includes the impact of certain transactions or events that result in net income not being indicative of future earnings, which are described in the applicable segment's results of operations discussions. These items contributed an after-tax benefit of $104 million for the three months ended June 30, 2004 and an after-tax benefit of $95 million in the comparable 2003 period. Excluding the impact of these items, income from continuing operations increased by $271 million for the three months ended June 30, 2004 compared to the prior 2003 period. An improvement in net investment gains (losses), net of income taxes, account for $57 million of this increase. The remainder is primarily attributable to higher net investment income along with favorable results in the Auto & Home, Institutional and Individual segments. The results for these segments were primarily attributable to an improvement in the combined loss ratio; business growth and favorable underwriting results; and wider interest spreads and higher fee income, respectively.

    Premiums, fees and other revenues increased by $374 million, or 6%, to $6,415 million for the three months ended June 30, 2004 from $6,041 million for the comparable 2003 period. This increase primarily results from the Reinsurance, Institutional and Asset Management segments. The Reinsurance segment represents approximately 59% of the contribution to the Company's period over period increase. This growth is primarily attributable to this segment's coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). The Institutional segment contributed 22% to the year over year increase. This increase stems primarily from sales growth as well as the acquisitions of new businesses in the group life and the non-medical health and other businesses. Additionally, the Asset Management segment contributed 10% to the overall increase primarily due to higher performance fees, as well as an increase in fees earned on average assets under management.

    Investment spreads, which generally represent the margin between net investment income and interest credited to policyholder account balances, continued to strengthen during the three months ended June 30, 2004 and were considerably higher, compared to the prior year period. The improvement in the investment spreads is primarily the result of higher net investment income, which stems in part, from corporate joint ventures, bond prepayment fees and commercial mortgage prepayments.

    Underwriting results in 2004 were largely favorable compared to the second quarter of 2003. The Individual life mortality incurred ratio, which represents actual life claims as a percentage of assumed claims incurred used in the determination of future policy benefits, was favorable at 78.1%, compared with 99.4% in the prior year period. This reflects an overall improvement in mortality, on direct business, in both traditional and variable and universal life products. In addition, the prior year period includes the impact of a single large claim in the variable and universal product line. Group disability's morbidity incurred loss ratio, which represents actual disability claims as a percentage of assumed claims incurred used in the determination of future policy benefits, decreased to 92.7%, from 95.1% in the comparable 2003 period. This improvement is predominately due to lower long-term disability incidence, partially offset by lower net claim closures within the quarter. The group term life mortality incurred ratio, which represents incurred claims as a percentage of premiums earned, increased to 93.3%, from 92.0% in the prior year period, reflecting a modest increase in mortality, however this is still below management's expected range. The Auto & Home combined ratio, which is a measure of both the loss and loss adjustment expense ratio, as well as the other expense ratio, declined to 88.1% excluding catastrophes, from 95.6% in the prior year period. This result is largely due to continued improvement in both auto and homeowner claim frequencies, as well as an increase in average earned premiums.

    Other expenses increased by $75 million, or 4%, to $1,916 million for the three months ended June 30, 2004 from $1,841 million for the comparable 2003 period. The 2003 quarter includes the impact of $100 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement. In addition, the 2003 period includes a $48 million charge related to certain improperly deferred expenses and a $45 million charge related to a change in reserve methodology in the Company's International segment. The current period quarter reflects a $49 million reduction of a premium tax liability and a reduction of a liability of $22 million of interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution to MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $89 million, or 5%, from the comparable 2003 period. The transaction with Allianz Life, mentioned above, is mostly offset by the sale of the Spanish operations. The remaining variance is primarily attributable to an increase in non-deferrable volume related expenses associated with general business growth.

    Net investment gains (losses) improved by $89 million, or 212%, to $47 million for the three months ended June 30, 2004 from ($42) million for the comparable 2003 period. This improvement is primarily due to lower credit-related losses and the recognition of equity gains, reflecting the improved market conditions.

    Income tax expense for the three months ended June 30, 2004 was $254 million, or 23% of income from continuing operations before provision for income taxes, compared with $212 million, or 27%, for the comparable 2003 period. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, decreasing the deferred tax valuation allowance to recognize the effect of foreign net operating loss carryforward in Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, and decreasing the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards.

    Income from discontinued operations, net of income taxes, increased $87 million, or 1,088%, to $95 million for the three months ended June 30, 2004 from $8 million for the comparable 2003 period. The increase is primarily due to the $85 million gain on the sale of Sears Tower in April 2004. The income from discontinued operations is comprised of net investment income and net investment gains related to properties that the Company has classified as available-for-sale. For the three months ended June 30, 2004 and 2003, the Company recognized $131 million and $0 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 -- THE COMPANY

     Income from continuing operations increased by $644 million, or 74%, to $1,510 million for the six months ended June 30, 2004 from $866 million in the comparable 2003 period. Income from continuing operations for the six months ended June 30, 2004 and 2003 includes the impact of certain transactions or events that result in net income not being indicative of future earnings, which are described in the applicable segment's results of operations discussions. These items contributed an after-tax benefit of $104 million for the six months ended June 30, 2004 and an after-tax benefit of $95 million in the comparable 2003 period. Excluding the impact of these items, income from continuing operations increased by $635 million for the six months ended June 30, 2004 compared to the prior 2003 period. An improvement in net investment gains (losses), net of income taxes, account for $290 million of this increase. The remainder of the variance is attributable to the Institutional, Individual, and Auto & Home segments and Corporate & Other. This increase was primarily attributable to higher net investment income along with favorable results in the Institutional, Individual and Auto & Home segments. The results for these segments were primarily attributable to business growth and favorable underwriting results, wider interest spreads and higher fee income, and an improvement in the combined loss ratio, respectively.

    Premiums, fees and other revenues increased by $1,068 million, or 9%, to $12,811 million for the six months ended June 30, 2004 from $11,743 million from the comparable 2003 period. This increase primarily results from the Reinsurance, Institutional, Individual and International segments. The Reinsurance segment represents approximately 46% of the contribution to the Company's period over period increase. This growth is primarily attributable to this segment's coinsurance agreement with Allianz Life. The Institutional segment contributed 38% to the period over period increase. This increase stems primarily from sales growth as well as the acquisitions of new businesses in the group life and the non-medical health and other businesses. In addition, the Individual segment's growth accounted for 5% of the period over period increase. This stems in part from fee income earned on $6.3 billion of annuity deposits in 2004, which increased 14% from the prior year period. In addition, the annuity separate account balance is $33.0 billion at June 30, 2004, up 49% versus the prior year quarter end. Partially offsetting this increase is a decline in traditional life premiums, which is largely attributable to the run off in the Company's closed block of business. The International segment represents 5% of the Company's growth period over period. This increase is primarily due to higher sales in South Korea, Mexico, Chile and Taiwan.

    Investment spreads, which generally represent the margin between net investment income and interest credited to policyholder account balances, continued to strengthen during the six months ended June 30, 2004 and were considerably higher, compared to the prior year period. The improvement in the investment spreads were primarily the result of higher net investment income, which stems in part, from corporate joint ventures, bond prepayment fees and commercial mortgage prepayments.

    Underwriting results in 2004 were largely favorable compared to the 2003 period. Group disability's morbidity incurred loss ratio, which represents actual disability claims as a percentage of premiums earned used in the determination of future policy benefits, decreased to 93.0%, from 95.8% in the comparable 2003 period. This improvement is predominately due to lower long-term disability incidence, partially offset by lower net claim closures within the period. The group term life mortality incurred ratio, which represents actual life claims as a percentage of premiums earned used in the determination of future policy benefits, increased to 94.5%, from 92.6% in the prior year period, reflecting a modest increase in mortality; however, this is still below management's expected range. The Individual life mortality incurred ratio, which represents actual life claims as a percentage of assumed claims incurred, was favorable at 81.8%, compared with 93.3% in the prior year period. This reflects an overall improvement in mortality, on direct business, in both traditional and variable and universal life products. In addition, the prior year period includes the impact of a single large claim in the variable and universal product line. The Auto & Home combined ratio, which is a measure of both the loss and loss adjustment expense ratio, as well as the other expense ratio, declined to 92.4% excluding catastrophes, from 98.4% in the prior year period. This result is largely due to continued improvement in both auto and homeowner claim frequencies, as well as an increase in average earned premiums.

    Other expenses increased by $217 million, or 6%, to $3,797 million for the six months ended June 30, 2004 from $3,580 million for the comparable 2003 period. The 2003 quarter includes the impact of $100 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement. In addition, the 2003 period includes a $48 million charge related to certain improperly deferred expenses and a $45 million charge related to a change in reserve methodology in the Company's International segment. The current period quarter reflects a $49 million reduction of a premium tax liability and a reduction of a liability of $22 million of interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution to MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $231 million, or 6%, from the comparable 2003 period. The transaction with Allianz Life mentioned above is mostly offset by the sale of the Spanish operations. The remaining variance is primarily attributable to an increase in non-deferrable volume related expenses associated with general business growth. In addition, other expenses include cost associated with office consolidations and related fixed assets write-offs in the first half of 2004.

    Net investment gains (losses) improved by $457 million, or 155%, to $163 million for the six months ended June 30, 2004 from ($294) million for the comparable 2003 period. This improvement is primarily due to lower credit-related losses and the recognition of equity gains, reflecting the improved market conditions.

    Income tax expense for the six months ended June 30, 2004 was $557 million, or 27% of income from continuing operations before provision for income taxes, compared with $327 million, or 27%, for the comparable 2003 period. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, decreasing the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforward in Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, tax adjustment for a recovery of prior year tax overpayments on tax-exempt bonds, and decreasing the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards.

    Income from discontinued operations, net of income taxes, increased $42 million, or 55%, to $118 million for the six months ended June 30, 2004 from $76 million for the comparable 2003 period. The increase is primarily due to the gain of $85 million on the sale of Sears Tower in April 2004, partially offset by lower recognized net investment gains from real estate properties sold in the six months ended June 30, 2004 as compared to the prior 2003 period. The income from discontinued operations is comprised of net investment income and net investment gains related to properties that the Company has classified as available-for-sale. For the six months ended June 30, 2004 and 2003, the Company recognized $152 million and $90 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

    During the six months ended June 30, 2004, the Company recorded a $158 million charge for a cumulative effect of a change in accounting in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

INSTITUTIONAL

    The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------       -------------------------
                                                                      2004          2003               2004           2003
                                                                     ------        ------             ------         ------
                                                                                        (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $ 2,382      $ 2,334             $ 4,807       $ 4,470
Universal life and investment-type product policy fees                  187          154                 358           315
Net investment income                                                 1,121          997               2,208         1,972
Other revenues                                                          155          152                 319           294
Net investment gains (losses)                                            32            1                 142          (108)
                                                                    -------      -------             -------        -------
  Total revenues                                                      3,877        3,638               7,834         6,943
                                                                    -------      -------             -------        -------
EXPENSES
Policyholder benefits and claims                                      2,583        2,506               5,292         4,885
Interest credited to policyholder account balances                      240          228                 472           452
Policyholder dividends                                                   38           54                  45            93
Other expenses                                                          440          456                 891           892
                                                                    -------      -------             -------       -------
  Total expenses                                                      3,301        3,244               6,700         6,322
                                                                    -------      -------             -------       -------

Income from continuing operations before
  provision for income taxes                                            576          394               1,134           621
Provision for income taxes                                              200          140                 390           220
                                                                    -------      -------             -------       -------
Income from continuing operations                                       376          254                 744           401
Income from discontinued operations, net of income taxes                  1           --                   3            28
                                                                    -------      -------             -------       -------
Income before cumulative effect of a change in accounting               377          254                 747           429
Cumulative effect of a change in accounting, net of income taxes         --           --                 (60)           --
                                                                    -------      -------             -------       -------
Net income                                                          $   377      $   254             $   687       $   429
                                                                    =======      =======             =======       =======


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- INSTITUTIONAL

    The Company's Institutional segment offers a broad range of group insurance and retirement and savings products and services to corporations and other institutions. Group insurance products are offered as either an employer-contributed benefit, or as a voluntary benefit with premiums paid by the employee. Retirement and savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small- and mid-sized 401(k) and other defined contribution plans.

    Income from continuing operations increased by $122 million, or 48%, to $376 million for the three months ended June 30, 2004 from $254 million for the comparable 2003 period. Favorable interest spreads are estimated to contribute $70 million after-tax compared to the prior year period. In addition, the application of SOP 03-1 in the current period contributed $53 million after-tax to the decrease in policyholder liabilities as a result of the decline in the fair value of the assets associated with these contracts. A reduction in a premium tax liability of $31 million after-tax and an improvement of $20 million after-tax in net investment gains (losses) also contributed to the increase. These increases were partially offset by an estimated $41 million after-tax decrease in earnings, which management attributes to lower underwriting results in several products in the retirement and savings and the non-medical health and other businesses.

    Total revenues, excluding net investment gains (losses), increased by $208 million, or 6%, to $3,845 million for the three months ended June 30, 2004 from $3,637 million for the comparable 2003 period. This increase is due in part to a $124 million increase in net investment income, which is primarily due to higher income from growth in the asset base, corporate joint ventures and mortgage prepayments, partially offset by lower yields. This increase was a component of the favorable interest spreads discussed above. In addition, growth of $84 million in premiums, fees, and other revenues contributed to the revenue increase. Group life insurance business' premiums, fees and other revenues increased by $102 million, which management primarily attributes to continued strong sales and favorable persistency, as well as the late 2003 acquisition of the John Hancock group life insurance business, which contributed $26 million to the increase. A $105 million increase in premiums, fees and other revenue in the non-medical health and other business is primarily attributable to continued growth in dental of $39 million and disability of $18 million. In addition, long-term care grew $35 million compared to the prior year period, $9 million of which is related to the 2003 acquisition of TIAA/CREF's long-term care business. These increases in premiums, fees and other revenues were partially offset by a decline in the retirement and savings business of $123 million. This decrease is primarily attributable to an unusually high amount of structured settlement deposits in 2003. Premiums, fees and other revenues from retirement and savings products are significantly influenced by large transactions and as a result can fluctuate from period to period.

    Total expenses increased by $57 million, or 2%, to $3,301 million for the three months ended June 30, 2004 from $3,244 million for the comparable 2003 period. Policyholder related expenses increased $73 million. An increase of $48 million is commensurate with the aforementioned revenue growth. Less favorable mortality and morbidity results in several products in the retirement and savings and non-medical health and other business contributed an estimated $64 million compared to the prior year period. In addition, the acquisition of certain businesses from John Hancock and TIAA/CREF contributed $32 million and $11 million, respectively. These increases are partially offset by the aforementioned $82 million pre-tax decrease in policyholder liabilities resulting from the change in reserve valuation from the application of SOP 03-1. Other operating expenses decreased $16 million, which is primarily due to a reduction of a premium tax liability of $49 million, partially offset by a $33 million increase due primarily to growth in the business.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 -- INSTITUTIONAL

    Income from continuing operations increased by $343 million, or 86%, to $744 million for the six months ended June 30, 2004 from $401 million for the comparable 2003 period. Net investment gains increased by $159 million after-tax compared to the prior year period. Favorable interest spreads are estimated to contribute $140 million after-tax compared to the prior year period. In addition, the application of SOP 03-1 in the current period contributed $42 million after-tax to the decrease in policyholder liabilities as a result of the decline in the fair value of the assets associated with these contracts. A reduction in a premium tax liability of $31 million after-tax also contributed to the increase compared to the prior year period. These increases were partially offset by lower underwriting results in the group life insurance and non-medical health and other segments, which management estimates decreased approximately $34 million after-tax compared to the prior year period.

    Total revenues, excluding net investment gains (losses), increased by $641 million, or 9%, to $7,692 million for the six months ended June 30, 2004 from $7,051 million for the comparable 2003 period. This increase is due in part to a $236 million increase in net investment income, which is primarily due to higher income from growth in the asset base, corporate joint ventures and mortgage prepayments, partially offset by lower yields. This increase was a component of the favorable interest spreads discussed above. In addition, growth of $405 million in premiums, fees and other revenues contributed to the increase. Group life insurance business' premiums, fees and other revenues increased by $234 million, which management primarily attributes to continued strong sales and favorable persistency, as well as the late 2003 acquisition of the John Hancock group life insurance business, which contributed $50 million to the increase. A $191 million increase in premiums, fees and other revenue in the non-medical health and other business is primarily attributable to continued growth in dental of $80 million and disability of $28 million. In addition, long-term care grew $56 million compared to the prior year period, $9 million of which is related to the acquisition of TIAA/CREF's long-term care business. These increases in premiums, fees and other revenues were partially offset by a decline in the retirement and savings business of $20 million. Premiums, fees and other revenues from retirement and savings products are significantly influenced by large transactions and as a result can fluctuate from period to period

    Total expenses increased by $378 million, or 6%, to $6,700 million for the six months ended June 30, 2004 from $6,322 million for the comparable 2003 period. Policyholder related expenses increased $379 million. An increase of $330 million is commensurate with the aforementioned revenue growth. Less favorable mortality and morbidity results primarily in the group life insurance and non-medical health and other business contributed an estimated $54 million compared to the prior year period. In addition, the acquisition of certain businesses from John Hancock and TIAA/CREF contributed $49 million and $11 million, respectively. These increases are partially offset by the aforementioned $65 million pre-tax reserve valuations resulting from the application of SOP 03-1. Other operating expenses decreased $1 million, primarily due to 2004 including a reduction in a premium tax related liability of $49 million pre-tax. This decrease is offset by growth in operating expenses related to the direct business support expenses primarily related to business growth.

INDIVIDUAL

    The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                                     ----------------------             --------------------
                                                                       2004         2003                  2004        2003
                                                                     --------     --------              --------    --------
                                                                                     (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                             $ 1,007      $ 1,055               $ 1,985     $ 2,096
Universal life and investment-type product policy fees                   455          378                   877         738
Net investment income                                                  1,543        1,532                 3,058       3,087
Other revenues                                                           106          109                   223         195
Net investment gains (losses)                                             35          (22)                   12        (123)
                                                                     -------      -------               -------     -------
  Total revenues                                                       3,146        3,052                 6,155       5,993
                                                                     -------      -------               -------     -------
EXPENSES
Policyholder benefits and claims                                       1,261        1,191                 2,447       2,415
Interest credited to policyholder account balances                       427          452                   850         895
Policyholder dividends                                                   413          439                   831         879
Other expenses                                                           704          755                 1,406       1,413
                                                                     -------      -------               -------     -------
  Total expenses                                                       2,805        2,837                 5,534       5,602
                                                                     -------      -------               -------     -------
Income from continuing operations before provision
  for income taxes                                                       341          215                   621         391
Provision for income taxes                                               104           76                   199         138
                                                                     -------      -------               -------     -------
Income from continuing operations                                        237          139                   422         253
Income from discontinued operations, net of income taxes                   2            5                     3          32
                                                                     -------      -------               -------     -------
Income before cumulative effect of a change in accounting                239          144                   425         285
Cumulative effect of a change in accounting, net of income taxes          --           --                   (70)         --
                                                                     -------      -------               -------     -------
Net income                                                           $   239      $   144               $   355     $   285
                                                                     =======      =======               =======     =======



THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- INDIVIDUAL

    MetLife's Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and long-term care insurance products offered through the Institutional segment, investment products, such as mutual funds, and other products offered by the Company's other businesses.

    Income from continuing operations increased by $98 million, or 71%, to $237 million for the three months ended June 30, 2004 from $139 million for the comparable 2003 period. This increase period over period is largely attributable to increased fee income of $50 million. Higher net investment income of $7 million and lower interest credited of $16 million to policyholder account balances, resulted in higher spreads. In addition, lower operating expenses contributed $33 million to the year over year increase, which is primarily driven by charges recorded in the prior year period and a decline in the policyholder dividend expense of $17 million compared to the prior year period. Partially offsetting the increase to income from continuing operations, were higher policyholder benefits of $45 million which management primarily attributes to an increase in the closed block related policyholder dividend obligation and favorable mortality in the prior year.

    Total revenues, excluding net investment gains (losses), increased by $37 million, or 1%, to $3,111 million for the three months ended June 30, 2004 from $3,074 million for the comparable 2003 period. Higher fee income of $77 million is largely attributable to a $67 million increase in fees from separate accounts. Management attributes the increase in separate account asset balances to higher sales of variable annuities and overall positive market performance. Net investment income increased $11 million primarily due to higher income from corporate joint ventures, mortgage prepayments and growth in the asset base offset by lower yields. This increase was a component of the favorable interest spreads discussed above. Partially offsetting the increase in revenues are lower premiums associated with the Company's closed block of business of $49 million, which continues to run off at management's expected range of 3% to 6% per year.

    Total expenses decreased by $32 million, or 1%, to $2,805 million for the three months ended June 30, 2004 from $2,837 million for the comparable 2003 period. The decrease is primarily attributable to a $25 million decline in interest credited to policyholder account balances primarily due to lower crediting rates and a $26 million decline in policyholder dividends, which is largely due to the reductions in the dividend scale in late 2003. In addition, the prior period includes a charge related to certain improperly deferred expenses at New England Financial of $48 million and expenses associated with office consolidations and fixed asset write-offs of $18 million. Partially offsetting the decreases in expenses are higher policyholder benefits of $70 million, which includes a $39 million increase in the closed block related policyholder dividend obligation and an increase of $31 million, which management attributes to better than expected mortality in the prior year period.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 -- INDIVIDUAL

    Income from continuing operations increased by $169 million, or 67%, to $422 million for the six months ended June 31, 2004 from $253 million for the comparable 2003 period. This increase period over period is largely attributable to increased fee income of $90 million. Lower interest credited of $29 million to policyholder account balances partially offset by lower net investment income of $19 million resulted in higher spreads. In addition, a decline in the policyholder dividend expense of $31 million and lower operating expenses contributed $5 million to the year over year increase, which is primarily driven by charges recorded in the prior year period. Partially offsetting the increase to income from continuing operations were higher policyholder benefits of $21 million which management attributes primarily to favorable mortality in the prior year.

    Total revenues, excluding net investment gains (losses), increased by $27 million, or 1%, to $6,143 million for the six months ended June 30, 2004 from $6,116 million for the comparable 2003 period. Higher fee income of $139 million is largely attributable to a $138 million increase in fees earned on separate accounts. Management attributes the increase in separate account asset balances to higher sales of variable annuities and overall positive market performance. Partially offsetting the increase in revenues are lower premiums associated with the Company's closed block of business of $100 million, which continues to run off at the expected range of 3% to 6% per year. In addition, net investment income decreased by $29 million due to lower yields partially offset by growth in the asset base and higher income from corporate joint ventures, and mortgage prepayments.

    Total expenses decreased by $68 million, or 1%, to $5,534 million for the six months ended June 30, 2004 from $5,602 million for the comparable 2003 period. This decrease is primarily attributed to a $45 million decline in interest credited to policyholder account balances largely due to lower crediting rates and a $48 million decline in policyholder dividends, which is primarily due to the reductions in the dividend scale in late 2003. In addition, the prior period included a charge related to certain improperly deferred expenses at New England Financial of $48 million. Partially offsetting the decrease in expenses is a $40 million increase in the closed block related policyholder dividend obligation. In addition, expenses increased $21 million over the prior year period as a result of an acceleration of DAC amortization associated with an increase in net investment gains (losses).

AUTO & HOME

    The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:



                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                           ------------------------              ------------------------
                                                             2004            2003                  2004             2003
                                                           -------          -------              -------          -------
                                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                   $   734          $   721              $ 1,471          $ 1,433
Net investment income                                           44               41                   90               80
Other revenues                                                   6                4                   15               13
Net investment gains (losses)                                   (5)              (2)                  (5)              (6)
                                                           -------          -------              -------          -------
  Total revenues                                               779              764                1,571            1,520
                                                           -------          -------              -------          -------
EXPENSES
Policyholder benefits and claims                               495              527                1,031            1,061
Policyholder dividends                                          --               --                   --               --
Other expenses                                                 193              186                  391              385
                                                           -------          -------              -------          -------
  Total expenses                                               688              713                1,422            1,446
                                                           -------          -------              -------          -------
Income before provision (benefit) for income taxes              91               51                  149               74
Provision (benefit) for income taxes                            23               10                   35                6
                                                           -------          -------              -------          -------
Net income                                                 $    68          $    41              $   114          $    68
                                                           =======          =======              =======          =======

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- AUTO & HOME

    Auto & Home, operating through Metropolitan Property and Casualty Insurance Company, and its subsidiaries, offers personal lines property and casualty insurance directly to employees at the workplace, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto insurance and homeowners insurance.

    Net income increased by $27 million, or 66%, to $68 million for the three months ended June 30, 2004 from $41 million for the comparable 2003 period. This increase is primarily attributable to a $26 million after-tax contribution from a lower combined ratio, which was driven by improved automobile and homeowners claim frequencies and $7 million after-tax from less adverse claim development related to prior years, partially offset by $9 million after-tax from increased catastrophes.

    Total revenues, excluding net investment gains (losses), increased by $18 million, or 2%, to $784 million for the three months ended June 30, 2004 from $766 million for the comparable 2003 period. This variance is primarily due to a $13 million increase in premiums, which are primarily attributable to an increase in the average earned premium from continued rate increases. In addition, a $3 million increase in net investment income is largely due to growth in the underlying asset base.

    Total expenses decreased by $25 million, or 4%, to $688 million for the three months ended June 30, 2004 from $713 million for the comparable 2003 period. This decrease is largely the result of a decline in policyholder benefits and claims resulting from improved automobile and homeowners claim frequencies and less adverse claims development related to prior accident years. Together, these items contributed $50 million to the decline in expenses. These decreases are partially offset by increases in catastrophes of $13 million and an increase in other expenses due to higher agent and employee related expenses of $3 million and $4 million, respectively. The combined ratio excluding catastrophes declined to 88.1% for the three months ended June 30, 2004 versus
95.6 % for the comparable 2003 period.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 -- AUTO & HOME

    Net income increased by $46 million, or 68%, to $114 million for the six months ended June 30, 2004 from $68 million for the comparable 2003 period. This increase is primarily attributable to less adverse claim development related to prior accident years of $31 million, after-tax. In addition, a $20 million after-tax contribution resulted from a lower combined ratio, which was driven by improved automobile and homeowner claim frequencies, and higher investment income.

    Total revenues, excluding net investment gains (losses), increased by $50 million, or 3%, to $1,576 million for the six months ended June 30, 2004 from $1,526 million for the comparable 2003 period. This variance is primarily due to a $38 million increase in premiums, which are largely attributable to an increase in the average earned premium from continued rate increases. In addition, a $10 million increase in net investment income is largely due to growth in the underlying asset base.

     Total expenses decreased by $24 million, or 2%, to $1,422 for the six months ended June 30, 2004 from $1,446 million for the comparable 2003 period. This decrease is the result of an improvement in policyholder benefits and claims due to a $48 million improvement in adverse prior year claim development, as well as an improved combined ratio primarily due to lower non-catastrophe automobile and homeowners claim frequencies of $31 million. This is partially offset by an increase due to growth in the business of $37 million and higher catastrophes of $18 million. The combined ratio excluding catastrophes declined to 92.4% for the six months ended June 30, 2004 from 98.4 % for the comparable 2003 period.

INTERNATIONAL

    The following table presents consolidated financial information for the International segment for the periods indicated:


                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                             -------------------------          ------------------------
                                                              2004              2003              2004             2003
                                                             -------           -------          -------         --------
                                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                     $   405           $   390          $   817         $   785
Universal life and investment-type product policy fees            86                71              169             122
Net investment income                                            137               131              260             254
Other revenues                                                     8                26               12              34
Net investment gains (losses)                                     (3)               (1)              23              (1)
                                                             -------           -------          -------         -------
  Total revenues                                                 633               617            1,281           1,194
                                                             -------           -------          -------         -------
EXPENSES
Policyholder benefits and claims                                 348               286              721             644
Interest credited to policyholder account balances                32                36               69              73
Policyholder dividends                                            15                 8               27              27
Other expenses                                                   137               195              269             316
                                                             -------           -------          -------         -------
  Total expenses                                                 532               525            1,086           1,060
                                                             -------           -------          -------         -------
Income from continuing operations before provision
  for income taxes                                               101                92              195             134
Provision for income taxes                                        31                (6)              59               8
                                                             -------           -------          -------         -------
Income from continuing operations                                 70                98              136             126
Cumulative effect of a change in accounting, net
  of income taxes                                                 --                --              (30)             --
                                                             -------           -------          -------         -------
Net income                                                   $    70           $    98          $   106         $   126
                                                             =======           =======          =======         =======


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- INTERNATIONAL

    International provides life insurance, accident and health insurance, annuities and savings and retirement products to both individuals and groups. The Company focuses on emerging markets in the Latin America and Asia/Pacific regions.

    Income from continuing operations decreased by $28 million, or 29%, to $70 million for the three months ended June 30, 2004 from $98 million for the comparable 2003 period. The prior year period includes a $62 million after-tax benefit from both the merger of the Mexican operations and a reduction in policyholder liabilities resulting from a change in reserve methodology. Excluding these items, net income increased by $34 million. The most significant component of this increase is attributable to the application of SOP 03-1 in the current period, which resulted in a $32 million after-tax decrease in policyholder liabilities in Mexico as a result of the decline in the fair value of the assets associated with these contracts. In addition, South Korea's results include approximately $8 million of certain tax-related benefits.

    Total revenues, excluding net investment gains (losses), increased by $18 million, or 3%, to $636 million for the three months ended June 30, 2004 from $618 million for the comparable 2003 period. The sale of the Spanish operation reduced revenues by $52 million over the year ago period. Excluding this event, revenues increased by $70 million, or 12%, of which $9 million, or 13%, was due to foreign currency exchange rates. South Korea's, Mexico's and Chile's revenues increased by $27 million, $16 million and $14 million, respectively, primarily due to growth in the business as well higher net investment income.

     Total expenses increased by $7 million, or 1%, to $532 million for the three months ended June 30, 2004 from $525 million for the comparable 2003 period. The sale of the Spanish operation reduced expenses by $47 million over the year ago period. Excluding this event, expenses increased by $54 million, or 11%, of which $5 million, or 8%, was due to foreign currency exchange rates. The prior 2003 period includes a $79 million reduction in Mexico's policyholder liabilities resulting from a change in reserve methodology, partially offset by a related increase of $45 million in amortization of value of business acquired. Other than this reduction, Mexico's expenses increased by $10 million in line with the revenue growth outlined above. Chile's expenses also increased by $16 million primarily in line with the revenue growth outlined above. South Korea's expenses increased by $24 million, net of a partial offset of a $6 million reduction to a tax-related liability. The remainder of the increase in total expenses is primarily related to the ongoing investment in International's infrastructure. Partially offsetting these increases is the aforementioned $50 million decrease in policyholder liabilities resulting from the application of SOP 03-1.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 -- INTERNATIONAL

    Income from continuing operations increased by $10 million, or 8%, to $136 million for the six months ended June 30, 2004 from $126 million for the comparable 2003 period. The prior year period includes a $62 million after-tax benefit from both the merger of the Mexican operations and a reduction in policyholder liabilities resulting from a change in reserve methodology. Excluding these items, income from continuing operations increased by $72 million. The most significant component of this increase is attributable to the application of SOP 03-1 in the current period, which resulted in a $34 million after-tax decrease in policyholder liabilities in Mexico as a result of the decline in the fair value of the assets associated with these contracts. The increase of $24 million in net investment gains (losses) is primarily due to the gain on the sale of the Spanish operations. In addition, South Korea's results include approximately $8 million of certain tax-related benefits.

    Total revenues, excluding net investment gains (losses), increased by $63 million, or 5%, to $1,258 million for the six months ended June 30, 2004 from $1,195 million for the comparable 2003 period. The sale of the Spanish operation reduced revenues by $103 million over the year ago period. Excluding this, revenues increased by $166 million, or 15% of which $7 million, or 4%, was due to foreign currency exchange rates. South Korea's, Mexico's, Chile's and Taiwan's revenues increased by $49 million, $47 million, $33 million, and $16 million, respectively, primarily due to planned growth in the business, as well as better investment earnings.

      Total expenses increased by $26 million, or 2%, to $1,086 million for the six months ended June 30, 2004 from $1,060 million for the comparable 2003 period. The sale of the Spanish operation reduced expenses by $97 million over the year ago period. Excluding this, expenses increased by $123 million, or 13%, of which $9 million, or 7%, was due to foreign currency exchange rates. The prior 2003 period includes a $79 million reduction in Mexico's policyholder liabilities resulting from a change in reserve methodology, partially offset by a related increase of $45 million in amortization of value of business acquired. Other than this reduction, Mexico's expenses increased by $22 million in line with the revenue growth outlined above. Chile and Taiwan's expenses increased by $35 million and $17 million, respectively, primarily in line with the revenue growth outlined above. South Korea's expenses increased by $43 million, net of a partial offset of a $6 million reduction to a tax-related liability. The remainder of the increase in total expenses is primarily related to the ongoing investment in International's infrastructure. Partially offsetting these increases is the aforementioned $53 million decrease in policyholder liabilities resulting from the application of SOP 03-1.

REINSURANCE

    The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                                THREE MONTHS               SIX MONTHS
                                                                ENDED JUNE 30,           ENDED JUNE 30,
                                                             -------------------       -------------------
                                                              2004         2003         2004         2003
                                                             ------       ------       ------       ------
                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                     $  807       $  588       $1,623       $1,140
Net investment income                                           136          121          266          231
Other revenues                                                   15           12           27           24
Net investment gains (losses)                                    31            5           52            1
                                                             ------       ------       ------       ------
  Total revenues                                                989          726        1,968        1,396
                                                             ------       ------       ------       ------

EXPENSES
Policyholder benefits and claims                                646          460        1,300          888
Interest credited to policyholder account balances               52           45          103           88
Policyholder dividends                                            5            6           10           11
Other expenses                                                  240          182          473          346
                                                             ------       ------       ------       ------
  Total expenses                                                943          693        1,886        1,333
                                                             ------       ------       ------       ------
Income before provision for income taxes                         46           33           82           63
Provision for income taxes                                       16           11           28           21
                                                             ------       ------       ------       ------
Income from continuing operations                                30           22           54           42
Cumulative effect of a change in accounting, net of
  income taxes                                                   --           --            3           --
                                                             ------       ------       ------       ------
Net income                                                   $   30       $   22       $   57       $   42
                                                             ======       ======       ======       ======


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- REINSURANCE

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

    Income from continuing operations increased by $8 million, or 36%, to $30 million for the three months ended June 30, 2004 from $22 million for the comparable 2003 period. This increase is primarily attributable to a $17 million after-tax increase in net investment gains, offset in part by a $13 million after-tax increase in other expenses on the related change in deferred acquisition and minority interest costs. Operations from RGA provided an additional $10 million in net income, but are almost entirely offset by an increase in minority interest expense as MetLife's ownership in RGA fell from 59% to 52% in the comparable periods. Operations from MetLife's ancillary life reinsurance business provided an additional $3 million in net income.

    Total revenues, excluding net investment gains (losses), increased by $237 million, or 33%, to $958 million for the three months ended June 30, 2004 from $721 million for the comparable 2003 period. Approximately $129 million of the increase during the second quarter of 2004 was a result of RGA's coinsurance agreement with Allianz Life under which RGA assumed 100% of Allianz Life's U.S. traditional life reinsurance business. This transaction closed during the fourth quarter of 2003 and was effective retroactive to July 1, 2003. The balance of the increase in total revenues relates to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and certain international operations. Premium levels are significantly influenced by large transactions, such as the Allianz Life transaction, and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

    Total expenses increased by $250 million, or 36%, to $943 million for the three months ended June 30, 2004 from $693 million for the comparable 2003 period. This increase is primarily attributable to an increase of $186 million in policyholder benefits and claims associated with RGA's growth in insurance in force, including the Allianz Life transaction. Additionally, other expenses increased primarily due to higher allowances paid on assumed reinsurance of $27 million associated with RGA's growth in insurance in force and the aforementioned increase in minority interest expense of $22 million. In addition, expenses increased $13 million over the prior year period as a result of an acceleration of DAC amortization associated with an increase in net investment gains (losses).

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003
- REINSURANCE

    Income from continuing operations increased $12 million, or 29%, to $54 million for the six months ended June 30, 2004 from $42 million for the comparable 2003 period. This increase was primarily attributable to a $32 million increase in after-tax net investment gains, offset in part by a $23 million after-tax increase in other expenses on the related change in deferred acquisition and minority interest costs. Additionally, operations from RGA provided an increase of $21 million in net income, but were offset by $18 million after-tax in higher minority interest expense as MetLife's ownership in RGA fell from 59% to 52% in the comparable periods. Operations from MetLife's ancillary life reinsurance business decreased net income by $1 million in the comparable periods.

    Total revenues, excluding net investment gains (losses), increased by $521 million, or 37%, to $1,916 million for the six months ended June 30, 2004 from $1,395 million for the comparable 2003 period. Approximately $258 million of the increase during the six months ended June 30, 2004 was the result of the coinsurance agreement with Allianz Life. The balance of the increase in total revenues relates to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and certain international operations. Premium levels are significantly influenced by large transactions, such as the Allianz Life transaction, and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

    Total expenses increased by $553 million, or 41%, to $1,886 million for the six months ended June 30, 2004 from $1,333 million for the comparable 2003 period. This increase was primarily attributable to an increase of $412 million in policyholder benefits and claims associated with RGA's growth in insurance in force, including the Allianz Life transaction. Additionally, other expenses increased primarily due to higher allowances paid on assumed reinsurance of $60 million associated with RGA's growth in insurance in force and the aforementioned increase in pre-tax minority interest expense of $46 million. In addition, expenses increased $17 million over the prior year period as a result of an acceleration of DAC amortization associated with an increase in net investment gains (losses).

ASSET MANAGEMENT

    The following table presents consolidated financial information for the Asset Management segment for the periods indicated:


                                                             THREE MONTHS            SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                           ----------------       ----------------
                                                           2004        2003       2004        2003
                                                           ----        ----       ----        ----
                                                                    (DOLLARS IN MILLIONS)
REVENUES
Net investment income                                      $ 18        $ 16       $ 36        $ 32
Other revenues                                               73          37        113          66
Net investment gains (losses)                                --          --         --           8
                                                           ----        ----       ----        ----
  Total revenues                                             91          53        149         106
                                                           ----        ----       ----        ----

OTHER EXPENSES                                               65          44        114          87
                                                           ----        ----       ----        ----

Income before provision for income taxes                     26           9         35          19
Provision for income taxes                                   10           4         14           8
                                                           ----        ----       ----        ----
Net income                                                 $ 16        $  5       $ 21        $ 11
                                                           ====        ====       ====        ====


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- ASSET MANAGEMENT

    Asset Management, through SSRM Holdings, Inc. ("State Street Research"), provides a broad variety of asset management products and services to MetLife, third-party institutions and individuals. State Street Research offers investment management services in all major investment disciplines through multiple channels of distribution in both the retail and institutional marketplaces.

    Net income increased by $11 million, or 220%, to $16 million for the three months ended June 30, 2004 from $5 million for the comparable 2003 period. This increase is primarily due to higher performance fees earned, as well as revenue earned on higher average assets under management. This was partially offset by expense increases resulting from compensation related to the performance fees and higher average assets under management.

    Total revenues, excluding net investment gains (losses), increased by $38 million, or 72%, to $91 million for the three months ended June 30, 2004 from $53 million for the comparable 2003 period. The increase is primarily the result of $25 million in higher performance fees earned on certain hedge products and real estate investments. Excluding the performance fees, total revenue increased $13 million as a result of higher fees earned on higher average assets under management. Assets under management increased 12% to $51.7 billion as of June 30, 2004, from $46.1 billion as of June 30, 2003, and is primarily attributable to positive net sales and market appreciation from strong equity market performance.

    Other expenses increased by $21 million, or 48%, to $65 million for the three months ended June 30, 2004 from $44 million for the comparable 2003 period. Compensation and benefits increased $17 million, of which $10 million are commensurate with the revenue earned from the performance fees and the remaining $7 million variance being primarily attributable to higher salaries and compensation-related expenses. Higher average mutual fund assets under management resulted in an increase of approximately $5 million in promoting and servicing expenses.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 -- ASSET MANAGEMENT

     Net income increased $10 million, or 91%, to $21 million for the six months ended June 30, 2004 from $11 million for the comparable 2003 period. This increase is primarily due to higher revenue earned on higher average assets under management, as well as higher performance fees earned in the second quarter of 2004. These increases are partially offset by a regulatory settlement and associated legal costs, in addition to expense increases resulting from higher average assets under management.

     Total revenues, excluding net investment gains (losses), increased by $51 million, or 52%, to $149 million for the six months ended June 30, 2004 from $98 million for the comparable 2003 period. This increase is primarily the result of $25 million in higher performance fees earned on certain hedge products and real estate investments in the second quarter. Excluding performance fees, total revenues increased $26 million as a result of an increase in fees earned on higher average assets under management.

     Other expenses increased by $27 million, or 31%, to $114 million for the six months ended June 30, 2004 from $87 million for the comparable 2003 period. The increase is primarily attributable to an increase in compensation related expenses of approximately $17 million of which approximately $10 million related to the performance fees and the remainder of the variance is primarily attributable to a $7 million increase in salaries and compensation-related expenses. Higher average assets under management also contributed to higher promoting and servicing expenses of approximately $8 million. The increase is also attributable to a regulatory settlement and associated legal costs incurred in the first quarter of 2004 of approximately $4 million.

CORPORATE & OTHER


    The following table presents consolidated financial information for Corporate & Other for the periods indicated:

                                                                           THREE MONTHS              SIX MONTHS
                                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                                        ------------------        ----------------
                                                                         2004         2003         2004       2003
                                                                        -----        -----        -----      -----
                                                                                    (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                                $  (4)       $  (5)       $  (5)     $  (9)
Net investment income                                                     118           26          174         81
Other revenues                                                             (7)          15           --         27
Net investment gains (losses)                                             (43)         (23)         (61)       (65)
                                                                        -----        -----        -----      -----
  Total revenues                                                           64           13          108         34
                                                                        -----        -----        -----      -----
EXPENSES
Policyholder benefits and claims                                            2           --            4          2
Other expenses                                                            137           23          253        141
                                                                        -----        -----        -----      -----
  Total expenses                                                          139           23          257        143
                                                                        -----        -----        -----      -----
Income (loss) from continuing operations before income tax benefit        (75)         (10)        (149)      (109)
Income tax benefit                                                       (130)         (23)        (168)       (74)
                                                                        -----        -----        -----      -----
Income (loss) from continuing operations                                   55           13           19        (35)
Income from discontinued operations, net of income taxes                   92            3          112         16
                                                                        -----        -----        -----      -----
Income (loss) before cumulative effect of change in accounting            147           16          131        (19)
Cumulative effect of a change in accounting, net of income taxes           --           --           (1)        --
                                                                        -----        -----        -----      -----
Net income (loss)                                                       $ 147        $  16        $ 130      $ (19)
                                                                        =====        =====        =====      =====

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003 -- CORPORATE & OTHER

     Corporate & Other contains the excess capital not allocated to the business segments, as well as expenses associated with the resolution of certain legal proceedings, and interest expense related to the majority of the Company's outstanding debt.

     Income from continuing operations improved by $42 million, or 323%, to $55 million for the three months ended June 30, 2004 from $13 million for the comparable 2003 period. The 2004 period includes a $105 million benefit, net of income tax, associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 period is a $32 million after-tax contribution to the MetLife Foundation. The 2003 period includes a $64 million after-tax benefit from a reduction of a previously established liability related to the Company's race-conscious underwriting settlement. Excluding the impact of these items, income from continuing operations increased by $33 million. The increase in earnings over the prior year period is mainly due to $58 million of higher after-tax investment income, partially offset by $13 million of after-tax net investment gains (losses).

     Total revenues, excluding net investment gains (losses), increased by $71 million, or 197%, to $107 million for the three months ended June 30, 2004 from $36 million for the comparable 2003 period. This variance is mainly due to $107 million of higher investment income resulting from increases in income from long-term bonds, and real estate and corporate joint ventures. This increase is partially offset by an increase of $15 million in interest paid on allocated capital and a decrease of $15 million in the elimination of underlying affiliated activity.

     Total expenses increased by $116 million, or 504%, to $139 million for the three months ended June 30, 2004 from $23 million for the comparable 2003 period. The 2004 period includes a $50 million contribution to the MetLife Foundation, partially offset by a reduction of a liability of $22 million of interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. The 2003 period includes a $100 million benefit from a reduction of a previously established liability associated with the Company's race-conscious underwriting settlement. This is partially offset by a decrease of $15 million in the elimination of underlying affiliated activity.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 -- CORPORATE & OTHER

     Income (loss) from continuing operations improved by $54 million, or 154%, to $19 million for the six months ended June 30, 2004 from ($35) million for the comparable 2003 period. The 2004 period includes a $105 million benefit, net of income tax, associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 period is a $32 million after-tax contribution to the MetLife Foundation. The 2003 period includes a $64 million after-tax benefit from a reduction of a previously established liability related to the Company's race-conscious underwriting settlement. Excluding the impact of these items, income from continuing operations increased by $45 million. The increase in earnings over the prior period is mainly due to $59 million of higher after-tax investment income.

     Total revenues, excluding net investment gains (losses), increased by $70 million, or 71%, to $169 million for the six months ended June 30, 2004 from $99 million for the comparable 2003 period. This variance is mainly due to $123 million of higher investment income resulting from increases in income from long-term bonds, and real estate and corporate joint ventures. This increase is partially offset by an increase of $30 million in interest paid on allocated capital and a decrease of $22 million in the elimination of underlying affiliated activity.

     Total expenses increased by $114 million, or 80%, to $257 million for the six months ended June 30, 2004 from $143 million for the comparable 2003 period. The 2004 period includes a $50 million contribution to the MetLife Foundation, partially offset by a reduction of a liability of $22 million of interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. The 2003 period includes a $100 million benefit from a reduction of a previously established liability associated with the Company's race-conscious underwriting settlement. This is partially offset by a decrease of $22 million in the elimination of underlying affiliated activity.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

    CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, N.A. ("MetLife Bank"), a national bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At June 30, 2004, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

    Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on the Holding Company's liquidity.

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

    Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At June 30, 2004 and December 31, 2003, the Holding Company had $1,376 million and $1,320 million in liquid assets, respectively.

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

    At June 30, 2004, the Holding Company had no short-term debt outstanding as compared to $106 million at December 31, 2003. At June 30, 2004 and December 31, 2003, the Holding Company had $4.5 billion and $4.0 billion in long-term debt outstanding, respectively.

    As of July 23, 2004, the Holding Company has issued an aggregate principal amount of senior debt of $1.1 billion under the $5.0 billion shelf registration statement filed with the U.S. Securities and Exchange Commission ("SEC") during the first quarter of 2004. The shelf registration will permit the registration and issuance of a wide range of debt and equity securities. Approximately $44 million of registered but unissued securities remaining from the Company's 2001 $4.0 billion shelf registration statement was carried over to this shelf registration.

    The Holding Company issued and remarketed senior debt in the aggregate principal amount of $3.96 billion under the 2001 $4.0 billion shelf registration statement. Under this shelf registration statement, the Holding Company remarketed $1,006 million aggregate principal amount of debentures previously issued in connection with the issuance of equity security units in February of 2003.

      The following table summarizes the Holding Company's senior debt issuances:

 ISSUE DATE                   PRINCIPAL      INTEREST RATE     MATURITY
 ----------                   ---------      -------------     --------
                                 (DOLLARS IN MILLIONS)
June 2004 (1)                    $350            5.50%           2014
June 2004 (1)                    $750            6.38%           2034
November 2003                    $500            5.00%           2013
November 2003                    $200            5.88%           2033
December 2002                    $400            5.38%           2012
December 2002                    $600            6.50%           2032
November 2001                    $500            5.25%           2006
November 2001                    $750            6.13%           2011

----------

(1) On July 23, 2004, the Holding Company reopened its June 3, 2004 senior notes offering and increased the principal outstanding on the 5.50% notes due June 2014, from $200 million to $350 million and on the 6.38% notes due June 2034, from $400 million to $750 million.

      Other sources of the Holding Company's liquidity include programs for short and long-term borrowing, as needed, arranged through Metropolitan Life.

      Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2005 and $1.5 billion expiring in 2009) which it shares with Metropolitan Life and MetLife Funding, Inc. ("MetLife Funding"). Drawdowns under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At June 30, 2004, neither the Holding Company, Metropolitan Life nor MetLife Funding had drawn against these credit facilities.

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

      Capital Contributions to Subsidiaries. During the six months ended June 30, 2004 and 2003, the Holding Company contributed an aggregate of $271 million and $42 million to various subsidiaries, respectively.

      Share Repurchase. On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The following table summarizes the Company's repurchase activity:

                            SIX MONTHS
                          ENDED JUNE 30,
                          --------------
                           2004     2003
                           ----     ----
                           (DOLLARS IN
                              MILLIONS)
Shares Repurchased      7,935,381    --
Cost                   $      275    --

      At June 30, 2004, the Holding Company had approximately $434 million remaining on its existing share repurchase program. See Part II, Item 2, "Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities."

      In the fourth quarter of 2003, RGA offered to the public 12,075,000 shares of its common stock at $36.65 per share. MetLife and its affiliates purchased 3,000,000 shares of the common stock offered by RGA. As a result of this offering, MetLife's ownership percentage of outstanding shares of RGA common stock was reduced from approximately 59% at December 31, 2002 to approximately 52% at December 31, 2003.

      Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2004, the capital and surplus of each of these subsidiaries is in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

      Based on management's analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common stock, contribute capital to its subsidiaries, pay all operating expenses, and meet its cash needs.

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

      ASSET/LIABILITY MANAGEMENT

      The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis.

      The Company establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies include objectives for effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

      The Company's liquidity position (cash and cash equivalents and short-term investments) was $6.5 billion and $5.6 billion at June 30, 2004 and December 31, 2003, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity.

      LIQUIDITY

      The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit funds liabilities) sold to employee benefit plan sponsors.

      In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flow from operations (insurance premiums, annuity considerations and deposit funds), borrowings under committed credit facilities, secured borrowings, the ability to issue commercial paper, long-term debt, capital securities, common equity and, if necessary, the sale of liquid long-term assets.

      The Company's ability to sell investment assets could be limited by accounting rules including rules relating to the intent and ability to hold impaired securities until the market value of those securities recovers.

      In extreme circumstances, all general account assets within a statutory legal entity are available to fund any obligation of the general account.

      LIQUIDITY SOURCES

      Cash Flow from Operations. The Company's principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit fund liabilities) sold to employee benefit plan sponsors.

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

      Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At June 30, 2004 and December 31, 2003, the Company had $128 billion and $125 billion in liquid assets, respectively.

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

      At June 30, 2004 and December 31, 2003, the Company had $3.2 billion and $3.6 billion in short-term debt outstanding and $6.2 billion and $5.7 billion in long-term debt outstanding, respectively. On November 1, 2003, the Company redeemed the $300 million of 7.45% Surplus Notes outstanding scheduled to mature on November 1, 2023 at a redemption price of $311 million.

      MetLife Funding serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At June 30, 2004 and December 31, 2003, MetLife Funding had a tangible net worth of $10.9 million and $10.8 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., a subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At June 30, 2004 and December 31, 2003, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $846 million and $1,042 million, respectively, consisting primarily of commercial paper.

      Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.7 billion ($1 billion expiring in 2005, $175 million expiring in 2006 and $1.5 billion expiring in 2009). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper programs. At June 30, 2004, the Company had drawn approximately $52 million under the facilities expiring in 2005 at interest rates ranging from 5.32% to 6.18% and approximately $50 million under a facility expiring in 2006 at an interest rate of 1.94%.

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

      The following table summarizes the Company's major contractual obligations as of June 30, 2004:

                                                          LESS THAN THREE   THREE TO FIVE   MORE THAN FIVE
CONTRACTUAL OBLIGATIONS                          TOTAL         YEARS             YEARS           YEARS
-----------------------                          -----    ---------------   -------------   --------------
                                                                      (DOLLARS IN MILLIONS)
Other long-term liabilities (1)                 $ 89,798      $ 12,421         $  6,852         $ 70,525
Long-term debt (2)                                 6,180         2,126               60            3,994
Partnership investments (3)                        1,443         1,443               --               --
Operating leases                                   1,273           468              252              553
Mortgage commitments                               1,580         1,580               --               --
Shares subject to mandatory redemption (2)           350            --               --              350
Capital leases                                        70            27               23               20
                                                --------      --------         --------         --------
Total                                           $100,694      $ 18,065         $  7,187         $ 75,442
                                                ========      ========         ========         ========

------------

      (1) Other long-term liabilities include various investment-type products with contractually scheduled maturities including guaranteed interest contracts, structured settlements, pension closeouts and certain annuity policies. This line item also includes claim reserves for which the amount of the claim payment is generally known, including life insurance and property and casualty insurance incurred and reported claims. Where the claim payment timing is not known, the Company uses historical experience to estimate the payout pattern.

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

      A significant portion of the Company's insurance liabilities, including most future policy benefits, are excluded from the contractual obligations table because such amounts and/or their timing are inherently subjective.

      As of June 30, 2004, and relative to its liquidity program, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

      On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was approximately $16 million at June 30, 2004. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

      Letters of Credit. At June 30, 2004 and December 31, 2003, the Company had outstanding approximately $742 million and $828 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

      Support Agreements. In addition to the support agreements described above, Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2004, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

      In connection with the Company's acquisition of GenAmerica Financial Corporation ("GenAmerica"), Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"). Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At June 30, 2004, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

      General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At June 30, 2004, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

      Based on management's analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common stock, pay all operating expenses, and meet its cash needs. The nature of the Company's diverse product portfolio and customer base lessens the likelihood that normal operations will result in any significant strain on liquidity.

      Consolidated cash flows. Net cash provided by operating activities was $3,380 million and $3,201 million for the six months ended June 30, 2004 and 2003, respectively. The $179 million increase in operating cash flows in 2004 over the comparable 2003 period is primarily attributable to continued growth in the group life, disability and long-term care businesses. The late 2003 acquisition of John Hancock's group life business and the acquisition of TIAA-CREF's long-term care business also contributed to growth in the 2004 period. In addition, increase in MetLife Bank's customer deposits, particularly in personal and business savings accounts, contributed to the increase in operating cash flows.

      Net cash used in investing activities was $6,304 million and $8,049 million for the six months ended June 30, 2004 and 2003, respectively. The $1,745 million decrease in net cash used in investing activities in 2004 over the comparable 2003 period is primarily due to a decrease in the purchase of fixed maturities, additional proceeds from sales of fixed maturities, and a decrease in cash used for the purpose of short-term investments. In addition, the 2004 period includes proceeds associated with the sale of Sears Tower in April 2004. These items were partially offset by an increase in mortgage loans funded and a reduction of net payables under securities loaned in 2004 over the comparable 2003 period.

      Net cash provided by financing activities was $3,650 million and $8,239 million for the six months ended June 30, 2004 and 2003, respectively. The $4,589 million decrease in net cash provided by financing activities in 2004 over the comparable 2003 period is primarily attributable to the repayment of short-term debt related to dollar roll activity. In addition, the 2004 period includes the purchase of treasury stock under the authorization of the Company's common stock repurchase program. The 2003 period included cash received from the settlement of common stock purchase contracts. These items were somewhat offset by an increase in long-term debt issued in connection with the Holding Company's shelf registration.

EFFECTS OF INFLATION

      The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-1 were effective December 31, 2003. The accounting guidance of EITF 03-1 will be effective in the third quarter of 2004 and is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

      In March 2004, the EITF reached consensuses on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

      In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, which will be effective in the third quarter of 2004, is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

      Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. At adoption, the Company increased future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining reserves for certain universal life insurance contracts by approximately $68 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. In June 2004, the Financial Accounting Standards Board ("FASB") released Staff Position paper No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. FSP 97-1 is effective July 1, 2004. However, additional industry guidance related to SOP 03-1 continues to evolve. Although currently evaluating FSP 97-1 and the possible additional accounting guidance, the Company anticipates a reduction of the initial liability established under SOP 03-1 in subsequent accounting periods. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability through policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of a change in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of a change in accounting. For the three months and six months ended June 30, 2004, the impact of SOP 03-1 increased the Company's net income by $78 million and $64 million, respectively.

      In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 is effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. The Company is in the process of evaluating the alternatives, however, neither alternative is expected to have a significant impact on the Company's unaudited interim condensed consolidated financial statements.

      Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. As a result of the adoption of Issue B36, the Company recognized net income of $22 million and $13 million, net of amortization of DAC and income taxes, for the three months and six months ended June 30, 2004, respectively.

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

      During 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a variable interest entities ("VIEs") and must be consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary.
A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. The transition effect recorded at March 31, 2004 as a result of such consolidations was insignificant. As of June 30, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $16 million and $3 million, respectively, and assets and liabilities relating to other limited partnerships of $82 million and $15 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary.

INVESTMENTS

      The Company had total cash and invested assets at June 30, 2004 and December 31, 2003 of $227.4 billion and $221.8 billion, respectively. In addition, the Company had $79.7 billion and $75.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of June 30, 2004 and December 31, 2003, respectively.

      The following table summarizes the Company's cash and invested assets at:

                                                                                 JUNE 30, 2004            DECEMBER 31, 2003
                                                                                 -------------            -----------------
                                                                              CARRYING        % OF      CARRYING        % OF
                                                                               VALUE          TOTAL      VALUE          TOTAL
                                                                               -----          -----      -----          -----
                                                                                           (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value                            $170,192         74.7%    $167,752         75.6%
Mortgage loans on real estate                                                   28,118         12.4       26,249         11.8
Real estate and real estate joint ventures held-for-investment                   4,110          1.8        3,848          1.8
Real estate held-for-sale                                                           44          0.0          832          0.4
Policy loans                                                                     8,766          3.9        8,749          3.9
Equity securities, at fair value and other limited partnership interests         4,549          2.0        4,198          1.9
Cash and cash equivalents                                                        4,459          2.0        3,733          1.7
Short-term investments                                                           2,089          0.9        1,826          0.8
Other invested assets                                                            5,119          2.3        4,645          2.1
                                                                              --------        -----     --------        -----
   Total cash and invested assets                                             $227,446        100.0%    $221,832        100.0%
                                                                              ========        =====     ========        =====

INVESTMENT RESULTS

      Net investment income, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), on general account cash and invested assets totaled $3,165 million and $2,889 million for the three months ended June 30, 2004 and 2003, respectively, and $6,171 million and $5,788 million for the six months ended June 30, 2004 and 2003, respectively. The annualized yields on general account cash and invested assets, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133, and excluding all net investment gains (losses), were 6.60% and 6.68% for the three months ended June 30, 2004 and 2003, respectively, and 6.52% and 6.79% for the six months ended June 30, 2004 and 2003, respectively. The decline in annualized yields is due primarily to the decline in interest rates during these periods.

      The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and six months ended June 30, 2004 and 2003:

                                        AT OR FOR THE THREE MONTHS ENDED JUNE 30,     AT OR FOR THE SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------     ---------------------------------------

                                                 2004                 2003                    2004                2003
                                         ------------------    -----------------      ------------------    ------------------
                                         YIELD(1)    AMOUNT    YIELD(1)   AMOUNT      YIELD(1)    AMOUNT    YIELD(1)    AMOUNT
                                         --------    ------    --------   ------      --------    ------    --------    ------
                                                                           (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                           6.64%    $  2,291    6.87%   $  2,073      6.64%     $  4,523      6.91%    $  4,117
Net investment gains (losses)                              (3)                (43)                     31                   (192)
                                                     --------            --------                --------               --------
   Total                                             $  2,288            $  2,030                $  4,554               $  3,925
                                                     --------            --------                --------               --------
Ending assets                                        $170,192            $158,822                $170,192               $158,822
                                                     --------            --------                --------               --------
MORTGAGE LOANS ON REAL ESTATE: (3)
Investment income                           6.83%    $    468    7.50%   $    472      6.80%     $    917      7.50%    $    942
Net investment gains (losses)                              --                  (8)                     --                    (22)
                                                     --------            --------                --------               --------
   Total                                             $    468            $    464                $    917               $    920
                                                     --------            --------                --------               --------
Ending assets                                        $ 28,118            $ 25,289                $ 28,118               $ 25,289
                                                     --------            --------                --------               --------
REAL ESTATE AND REAL ESTATE JOINT
   VENTURES HELD-FOR-INVESTMENT: (4)
Investment income, net of expenses         13.36%    $    148   11.20%   $    125     12.71%     $    287     11.14%    $    252
Net investment gains (losses)                             133                  (6)                    154                     86
                                                     --------            --------                --------               --------
   Total                                             $    281            $    119                $    441               $    338
                                                     --------            --------                --------               --------
Ending assets                                        $  4,154            $  4,491                $  4,154               $  4,491
                                                     --------            --------                --------               --------
POLICY LOANS:

Investment income                           6.13%    $    134    6.46%   $    139      6.12%     $    268      6.47%    $    278
                                                     --------            --------                --------               --------
Ending assets                                        $  8,766            $  8,627                $  8,766               $  8,627
                                                     --------            --------                --------               --------
EQUITY SECURITIES AND OTHER LIMITED
   PARTNERSHIP INTERESTS:
Investment income                          10.27%    $    100    3.62%   $     32      6.70%     $    129      4.80%    $     86
Net investment gains (losses)                              87                   1                      87                    (70)
                                                     --------            --------                --------               --------
   Total                                             $    187            $     33                $    216               $     16
                                                     --------            --------                --------               --------
Ending assets                                        $  4,549            $  4,117                $  4,549               $  4,117
                                                     --------            --------                --------               --------
CASH, CASH EQUIVALENTS AND SHORT-TERM
   INVESTMENTS:
Investment income                           2.37%    $     30    2.23%   $     42      2.45%     $     60      3.40%    $    106
Net investment gains (losses)                              --                  --                      --                     (4)
                                                     --------            --------                --------               --------
   Total                                             $     30            $     42                $     60               $    102
                                                     --------            --------                --------               --------
Ending assets                                        $  6,548            $  8,354                $  6,548               $  8,354
                                                     --------            --------                --------               --------
OTHER INVESTED ASSETS: (5)
Investment income                           5.10%    $     55    8.47%   $     69      5.39%     $    112      8.43%    $    132
Net investment gains (losses), (6)                        (60)                  2                       8                    (22)
                                                     --------            --------                --------               --------
   Total                                             $     (5)           $     71                $    120               $    110
                                                     --------            --------                --------               --------
Ending assets                                        $  5,119            $  4,261                $  5,119               $  4,261
                                                     --------            --------                --------               --------
TOTAL INVESTMENTS:
Investment income before expenses
   and fees                                 6.73%    $  3,226    6.82%   $  2,952      6.65%     $  6,296      6.94%    $  5,913
Investment expenses and fees               (0.13%)        (61)  (0.14%)       (63)    (0.13%)        (125)    (0.15%)       (125)
                                           ------    --------   ------   --------     ------     --------     ------    --------
Net investment income                       6.60%    $  3,165    6.68%   $  2,889      6.52%     $  6,171      6.79%    $  5,788
Net investment gains (losses)                             157                 (54)                    280                   (224)
                                                     --------            --------                --------               --------
   Total                                             $  3,322            $  2,835                $  6,451               $  5,564
                                                     ========            ========                ========               ========

------ ----

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $906 million and $887 million at June 30, 2004 and 2003, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

(3) Investment income from mortgage loans on real estate includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $42 million and $43 million for the three months ended June 30, 2004 and 2003, respectively, and $86 million and $88 million for the six months ended June 30, 2004 and 2003, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $25 million and $12 million for the three months ended June 30, 2004 and 2003, respectively, and $43 million and $30 million for the six months ended June 30, 2004 and 2003, respectively. These amounts are net of depreciation of $1 million and $5 million for the three months ended June 30, 2004 and 2003, respectively, and $3 million and $11 million for the six months ended June 30, 2004 and 2003, respectively. Net investment gains (losses) include $131 million and $0 million of gains classified as discontinued operations for the three months ended June 30, 2004 and 2003, respectively, and $152 million and $90 million of gains classified as discontinued operations for the six months ended June 30, 2004 and 2003, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $22 million and $12 million for the three months ended June 30, 2004 and 2003, respectively, and $36 million and $20 million for the six months ended June 30, 2004 and 2003, respectively. These amounts are excluded from net investment gains (losses).

(6) Included in net investment gains (losses) for the six months ended June 30, 2004 is a $23 million gain from the sale of a subsidiary.

FIXED MATURITIES

      Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 74.7% and 75.6% of total cash and invested assets at June 30, 2004 and December 31, 2003, respectively. Based on estimated fair value, public fixed maturities represented $149,949 million, or 88.1% and $147,489 million, or 87.9%, of total fixed maturities at June 30, 2004 and December 31, 2003, respectively. Based on estimated fair value, private fixed maturities represented $20,243 million, or 11.9% and $20,263 million, or 12.1%, of total fixed maturities at June 30, 2004 and December 31, 2003, respectively.

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

      The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                                       JUNE 30, 2004                      DECEMBER 31, 2003
                                           --------------------------------      -----------------------------------
                                                         ESTIMATED                            ESTIMATED
  NAIC          RATING AGENCY              AMORTIZED       FAIR       % OF       AMORTIZED        FAIR         % OF
 RATING        DESIGNATION (1)               COST          VALUE      TOTAL         COST         VALUE         TOTAL
 ------        ---------------             ---------     ---------    -----      ---------     ---------       -----
                                                                    (DOLLARS IN MILLIONS)
    1    Aaa/Aa/A                          $110,622      $113,607      66.8%      $106,779      $112,333        67.0%
    2    Baa                                 42,035        43,829      25.8         39,006        42,057        25.0
    3    Ba                                   6,923         7,334       4.3          7,388         8,011         4.8
    4    B                                    3,963         4,086       2.4          3,578         3,814         2.3
    5    Caa and lower                          562           583       0.3            630           629         0.4
    6    In or near default                     184           211       0.1            341           371         0.2
                                           --------      --------     -----       --------      --------       -----
         Subtotal                           164,289       169,650      99.7        157,722       167,215        99.7
         Redeemable preferred stock             613           542       0.3            611           537         0.3
                                           --------      --------     -----       --------      --------       -----
         Total fixed maturities            $164,902      $170,192     100.0%      $158,333      $167,752       100.0%
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

      The fixed maturities portfolio is diversified across a broad range of asset sectors, and the sector mix did not change significantly in the second quarter of 2004. The following tables set forth the amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each sector represents at:

                                                                      JUNE 30, 2004
                                           ----------------------------------------------------------------
                                                              GROSS UNREALIZED
                                           AMORTIZED         ------------------      ESTIMATED       % OF
                                             COST            GAIN          LOSS     FAIR VALUE       TOTAL
                                           ---------         ----          ----     ----------       -----
                                                                 (DOLLARS IN MILLIONS)
U.S. treasuries/agencies                    $ 15,838      $    992      $    166      $ 16,664          9.8%
State and political subdivisions               3,592           125            42         3,675          2.2
U.S. corporate securities                     58,536         2,683           600        60,619         35.6
Foreign government securities                  7,537           585           103         8,019          4.7
Foreign corporate securities                  23,349         1,643           260        24,732         14.5
Residential mortgage-backed securities        30,464           524           290        30,698         18.0
Commercial mortgage-backed securities         11,801           361           143        12,019          7.1
Asset-backed securities                       12,378           136            70        12,444          7.3
Other fixed income assets                        794            38            52           780          0.5
                                            --------      --------      --------      --------        -----
   Total bonds                               164,289         7,087         1,726       169,650         99.7
Redeemable preferred stocks                      613            --            71           542          0.3
                                            --------      --------      --------      --------        -----
   Total fixed maturities                   $164,902      $  7,087      $  1,797      $170,192        100.0%
                                            ========      ========      ========      ========        =====

                                                                     DECEMBER 31, 2003
                                           ----------------------------------------------------------------
                                                             GROSS UNREALIZED
                                            AMORTIZED       ------------------       ESTIMATED        % OF
                                              COST          GAIN          LOSS       FAIR VALUE       TOTAL
                                           ----------       ----          ----       ----------       -----
                                                                    (DOLLARS IN MILLIONS)
U.S. treasuries/agencies                    $ 14,707      $  1,264        $ 26        $ 15,945          9.5%
State and political subdivisions               3,155           209          15           3,349          2.0
U.S. corporate securities                     56,757         3,886         252          60,391         36.0
Foreign government securities                  7,789         1,003          28           8,764          5.2
Foreign corporate securities                  21,727         2,194          79          23,842         14.2
Residential mortgage-backed securities        30,836           720         102          31,454         18.8
Commercial mortgage-backed securities         10,523           530          22          11,031          6.6
Asset-backed securities                       11,736           187          60          11,863          7.1
Other fixed income assets                        492           167          83             576          0.3
                                            --------      --------        ----        --------        -----
   Total bonds                               157,722        10,160         667         167,215         99.7
Redeemable preferred stocks                      611             2          76             537          0.3
                                            --------      --------        ----        --------        -----
   Total fixed maturities                   $158,333      $ 10,162        $743        $167,752        100.0%
                                            ========      ========        ====        ========        =====

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

- the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost;

-     unfavorable changes in forecasted cash flows on asset-backed securities;
      and

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

      The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $46 million and $63 million for the three months ended June 30, 2004 and 2003, respectively, and $52 million and $239 million for the six months ended June 30, 2004 and 2003, respectively. The Company's three largest writedowns totaled $32 million and $25 million for the three months ended June 30, 2004 and 2003, respectively, and $32 million and $101 million for the six months ended June 30, 2004 and 2003, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the three months ended June 30, 2004 and 2003, the Company sold fixed maturities with a fair value of $5,920 million and $3,543 million, respectively, at a loss of $113 million and $55 million, respectively. During the six months ended June 30, 2004 and 2003, the Company sold fixed maturities with a fair value of $8,878 million and $7,752 million, respectively, at a loss of $178 million and $120 million, respectively.

      The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                             JUNE 30, 2004
                                       ------------------------
                                           GROSS
                                        UNREALIZED        % OF
                                          LOSSES         TOTAL
                                       -----------       -----
                                         (DOLLARS IN MILLIONS)
Less than 20%                              $1,735          96.6%
20% or more for less than six months           47           2.6
20% or more for six months or greater          15           0.8
                                           ------        ------
   Total                                   $1,797         100.0%
                                           ======        ======

      The gross unrealized loss related to the Company's fixed maturities at June 30, 2004 was $1,797 million. These fixed maturities mature as follows: 2% due in one year or less; 21% due in greater than one year to five years; 16% due in greater than five years to ten years; and 61% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (33%); mortgage-backed (24%); and foreign corporates (14%); and are concentrated by industry in mortgage-backed (24%); utilities (12%); and finance (10%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 4% of the $66,940 million fair value and 8% of the $1,797 million gross unrealized loss.

      The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                                                     JUNE 30, 2004
                                                      --------------------------------------------------------------------------
                                                         AMORTIZED COST         GROSS UNREALIZED LOSSES     NUMBER OF SECURITIES
                                                      --------------------      -----------------------     --------------------
                                                      LESS THAN     20% OR      LESS THAN      20% OR       LESS THAN    20% OR
                                                         20%         MORE           20%         MORE           20%        MORE
                                                      ---------     ------      ---------      ------       ----------   ------
                                                                                     (DOLLARS IN MILLIONS)
Less than six months                                    $62,568      $   140      $ 1,445      $    47        4,761           40
Six months or greater but less than nine months             979           31           30           11          102            2
Nine months or greater but less than twelve months        1,883           --           93           --          221            1
Twelve months or greater                                  3,132            4          167            4          511            8
                                                        -------      -------      -------      -------      -------      -------
   Total                                                $68,562      $   175      $ 1,735      $    62        5,595           51
                                                        =======      =======      =======      =======        =====      =======

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% matures as follows: 2% due in one year or less; 21% due in greater than one year to five years; 16% due in greater than five years to ten years; and 61% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (33%); mortgage-backed (25%); and foreign corporates (14%); and are concentrated by industry in mortgage-backed (25%); utilities (12%); and finance (10%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 3% of the $66,827 million fair value and 7% of the $1,735 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months matures as follows: 4% due in one year or less; 45% due in greater than five years to ten years; and 51% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (40%); foreign corporates (19%); and asset-backed (16%); and are concentrated by industry in asset-backed (16%); services (15%); and finance (10%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 45% of the $93 million fair value and 42% of the $47 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater matures as follows: 86% due in greater than five years to ten years; and 14% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in foreign government (73%); and asset-backed (21%); and are concentrated by industry in government (73%); and finance (5%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 97% of the $20 million fair value and 78% of the $15 million gross unrealized loss.

      The Company held five fixed maturity securities each with a gross unrealized loss at June 30, 2004 greater than $10 million. One of these securities represents 73% of the gross unrealized loss on fixed maturities where the estimated fair value had declined and remained below amortized cost by 20% or more for six months or greater.

      Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                            JUNE 30, 2004         DECEMBER 31, 2003
                      ----------------------    --------------------
                      ESTIMATED         % OF     ESTIMATED      % OF
                      FAIR VALUE       TOTAL    FAIR VALUE     TOTAL
                      ----------       -----    ----------     -----
                                      (DOLLARS IN MILLIONS)
Industrial              $34,849         40.8%    $34,474        40.9%
Utility                  10,493         12.3       9,955        11.8
Finance                  14,665         17.2      14,287        17.0
Yankee/Foreign (1)       24,732         29.0      23,842        28.3
Other                       612          0.7       1,675         2.0
                        -------        -----     -------       -----
   Total                $85,351        100.0%    $84,233       100.0%
                        =======        =====     =======       =====

----------

(1) Includes publicly traded, U.S. dollar-denominated debt obligations of foreign obligors, known as Yankee bonds, and other foreign investments.

      The Company maintains a diversified corporate bond portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At June 30, 2004, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,663 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds held at June 30, 2004 was $632 million.

      The Company has hedged all of its material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

      Structured Securities. The following table shows the types of structured securities the Company held at:



                                                          JUNE 30, 2004         DECEMBER 31, 2003
                                                      --------------------    --------------------
                                                      ESTIMATED       % OF     ESTIMATED      % OF
                                                      FAIR VALUE     TOTAL    FAIR VALUE     TOTAL
                                                      ----------     -----    ----------     -----
                                                                      (DOLLARS IN MILLIONS)
Residential mortgage-backed securities:
   Pass-through securities                             $14,085         25.5%    $15,427         28.4%
   Collateralized mortgage obligations                  16,613         30.1      16,027         29.5
                                                       -------        -----     -------        -----
     Total residential mortgage-backed securities       30,698         55.6      31,454         57.9
Commercial mortgage-backed securities                   12,019         21.8      11,031         20.3
Asset-backed securities                                 12,444         22.6      11,863         21.8
                                                       -------        -----     -------        -----
     Total                                             $55,161        100.0%    $54,348        100.0%
                                                       =======        =====     =======        =====

      The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At June 30, 2004 and December 31, 2003, $29,838 million and $31,210 million, respectively, or 97.2% and 99.2%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

      At June 30, 2004 and December 31, 2003, $8,387 million and $6,992 million, respectively, or 69.8% and 63.4%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

    Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide income. The Company's asset-backed securities are diversified both by sector and by issuer. Credit card and home equity loan securitizations, each accounting for about 29% and 27% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. Asset-backed securities generally have limited sensitivity to changes in interest rates. Approximately $8,195 million and $7,528 million, or 65.9% and 63.5%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at June 30, 2004 and December 31, 2003, respectively.

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

      The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF 99-20"). The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FIN 46 and the December 2003 revision FIN 46(r). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance.

      The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FIN 46(r). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance. These beneficial interests are generally structured notes, as defined by EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, which are included in fixed maturities, and their income is recognized using the retrospective interest method or the level yield method, as appropriate. Impairments of these beneficial interests are included in net investment gains (losses).

MORTGAGE LOANS ON REAL ESTATE

      The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 12.4% and 11.8% of the Company's total cash and invested assets at June 30, 2004 and December 31, 2003, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                    JUNE 30, 2004            DECEMBER 31, 2003
                ---------------------        -----------------
                CARRYING         % OF       CARRYING      % OF
                 VALUE           TOTAL       VALUE        TOTAL
                --------         -----      --------       -----
                                (DOLLARS IN MILLIONS)
Commercial        $22,005         78.3%    $20,300         77.3%
Agricultural        5,377         19.1       5,327         20.3
Residential           736          2.6         622          2.4
                  -------        -----     -------        -----
   Total          $28,118        100.0%    $26,249        100.0%
                  =======        =====     =======        =====


      Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                           JUNE 30, 2004          DECEMBER 31, 2003
                       ---------------------     --------------------
                       CARRYING        % OF      CARRYING       % OF
                        VALUE          TOTAL      VALUE         TOTAL
                       --------        -----     --------       -----
                                     (DOLLARS IN MILLIONS)
REGION
South Atlantic          $ 5,247         23.8%    $ 4,978         24.5%
Pacific                   5,327         24.2       5,005         24.7
Middle Atlantic           3,513         16.0       3,455         17.0
East North Central        2,294         10.4       1,821          9.0
New England               1,302          5.9       1,278          6.3
West South Central        1,470          6.7       1,370          6.8
Mountain                    785          3.6         740          3.6
West North Central          625          2.8         619          3.0
International             1,064          4.8         836          4.1
East South Central          278          1.3         198          1.0
Other                       100          0.5          --          0.0
                        -------        -----     -------        -----
   Total                $22,005        100.0%    $20,300        100.0%
                        =======        =====     =======        =====
PROPERTY TYPE
Office                  $10,301         46.8%    $ 9,170         45.2%
Retail                    5,221         23.7       5,006         24.7
Apartments                3,001         13.6       2,832         13.9
Industrial                1,951          8.9       1,911          9.4
Hotel                     1,098          5.0       1,032          5.1
Other                       433          2.0         349          1.7
                        -------        -----     -------        -----
   Total                $22,005        100.0%    $20,300        100.0%
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

      The Company establishes valuation allowances for loans that it deems impaired. The Company's valuation allowance is established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. The Company bases valuation allowances upon the present value of expected future cash flows discounted at the loan's original effective interest rate or the value of the loan's collateral. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

      The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                            JUNE 30, 2004                                   DECEMBER 31, 2003
                          ------------------------------------------------   ----------------------------------------------
                                                                   % OF                                            % OF
                           AMORTIZED       % OF     VALUATION    AMORTIZED   AMORTIZED     % OF      VALUATION   AMORTIZED
                            COST(1)        TOTAL    ALLOWANCE      COST       COST(1)      TOTAL     ALLOWANCE     COST
                            -------        -----    ---------      ----       -------      -----     ---------     ----
                                                                      (DOLLARS IN MILLIONS)
Performing                  $22,003         99.4%       $ 91         0.4%      $20,315       99.5%      $ 95         0.5%
Restructured                     61          0.3          18        29.5%           77        0.4         23        29.9%
Delinquent or under
   foreclosure                   13          0.1           3        23.1%           --         --         --          --%
Potentially delinquent           47          0.2           7        14.9%           30        0.1          4        13.3%
                            -------        -----        ----                   -------      -----       ----
   Total                    $22,124        100.0%       $119         0.5%      $20,422      100.0%      $122         0.6%
                            =======        =====        ====                   =======      =====       ====

----------

(1)   Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                      SIX MONTHS ENDED
                                        JUNE 30, 2004
                                    ---------------------
                                    (DOLLARS IN MILLIONS)
Balance, beginning of period               $ 122
Additions                                     --
Deductions                                    (3)
                                           -----
Balance, end of period                     $ 119
                                           =====

      Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

      Approximately 68.4% of the $5,377 million of agricultural mortgage loans outstanding at June 30, 2004 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

      The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                          JUNE 30, 2004                                       DECEMBER 31, 2003
                          -----------------------------------------------  ------------------------------------------------
                                                                 % OF                                               % OF
                          AMORTIZED      % OF      VALUATION   AMORTIZED   AMORTIZED     % OF       VALUATION     AMORTIZED
                          COST (1)       TOTAL     ALLOWANCE     COST       COST (1)      TOTAL     ALLOWANCE       COST
                          --------       -----     ---------   --------     --------      -----     ---------      --------
                                                              (DOLLARS IN MILLIONS)
Performing                  $5,199         96.6%      $ --         --%        $5,162       96.7%      $ --            --%
Restructured                    77          1.4          1        1.3%           111        2.1          1           0.9%
Delinquent or under
   foreclosure                 109          2.0          9        8.3%            36        0.7          2           5.6%
Potentially delinquent           2           --         --         --%            24        0.5          3          12.5%
                            ------        -----       ----                    ------      -----       ----
   Total                    $5,387        100.0%      $ 10        0.2%        $5,333      100.0%      $  6           0.1%
                            ======        =====       ====                    ======      =====       ====

----------

(1)   Amortized cost is equal to carrying value before valuation allowances.

    The following table presents the changes in valuation allowances for agricultural mortgage loans for the:


                                      SIX MONTHS ENDED
                                        JUNE 30, 2004
                                    ---------------------
                                    (DOLLARS IN MILLIONS)
Balance, beginning of period                    $   6
Additions                                           4
Deductions                                          -
                                                -----
Balance, end of period                          $  10
                                                =====


REAL ESTATE AND REAL ESTATE JOINT VENTURES

    The Company's real estate and real estate joint venture investments consist of commercial properties located primarily throughout the U.S. At June 30, 2004 and December 31, 2003, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,154 million and $4,680 million, respectively, or 1.8%, and 2.2% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                JUNE 30, 2004           DECEMBER 31, 2003
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
TYPE                                          VALUE     % OF TOTAL    VALUE     % OF TOTAL
                                             --------   ----------   --------   ----------
                                                         (DOLLARS IN MILLIONS)
Real estate held-for-investment              $3,779        91.0 %     $3,531        75.4 %
Real estate joint ventures
  held-for-investment                           329         7.9          315         6.7
Foreclosed real estate held-for-investment        2          --            2         0.1
                                             ------       -----       ------       -----
                                              4,110        98.9        3,848        82.2
                                             ------       -----       ------       -----

Real estate held-for-sale                        44         1.1          831        17.8
Foreclosed real estate held-for-sale             --          --            1          --
                                             ------       -----       ------       -----
                                                 44         1.1          832        17.8
                                             ------       -----       ------       -----
Total real estate, real estate joint
  ventures and real estate held-for-sale     $4,154       100.0 %     $4,680       100.0 %
                                             ======       =====       ======       =====

    The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $44 million and $832 million at June 30, 2004 and December 31, 2003, respectively, are net of valuation allowances of $0 million and $12 million, respectively. There were no impairments at June 30, 2004 and impairments of $2 million at December 31, 2003.

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


EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

    The Company's carrying value of equity securities, which primarily consist of investments in common and preferred stocks and mutual fund interests, was $1,744 million and $1,598 million at June 30, 2004 and December 31, 2003, respectively. Equity securities include private equity securities with an estimated fair value of $537 million and $432 million at June 30, 2004 and December 31, 2003, respectively. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,805 million and $2,600 million at June 30, 2004 and December 31, 2003, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.8% and 0.7% of cash and invested assets at June 30, 2004 and December 31, 2003, respectively.

    Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See " -- Variable Interest Entities."

    The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                        JUNE 30, 2004
                                    ----------------------------------------------------
                                               GROSS UNREALIZED
                                               ----------------    ESTIMATED     % OF
                                    COST       GAIN       LOSS    FAIR VALUE      TOTAL
                                   ------     ------     ------   ----------     ------
                                                   (DOLLARS IN MILLIONS)
Equity Securities:
 Common stocks                     $  848     $  315     $   20     $1,143        65.5 %
 Nonredeemable preferred stocks       589         21          9        601        34.5
                                   ------     ------     ------     ------       -----
  Total equity securities          $1,437     $  336     $   29     $1,744       100.0 %
                                   ======     ======     ======     ======       =====


                                                      DECEMBER 31, 2003
                                    ----------------------------------------------------
                                               GROSS UNREALIZED
                                               ----------------    ESTIMATED     % OF
                                    COST       GAIN       LOSS    FAIR VALUE      TOTAL
                                   ------     ------     ------   ----------     ------
                                                   (DOLLARS IN MILLIONS)
Equity Securities:
 Common stocks                     $  620     $  334     $    2     $  952        59.6 %
 Nonredeemable preferred stocks       602         48          4        646        40.4
                                   ------     ------     ------     ------       -----
  Total equity securities          $1,222     $  382     $    6     $1,598       100.0 %
                                   ======     ======     ======     ======       =====

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

    - the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost; and

    - other subjective factors, including concentrations and information obtained from regulators and rating agencies.

    Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $4 million and $13 million for the three months ended June 30, 2004 and 2003, respectively, and $10 million and $90 million for the six months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004 and 2003, the Company sold equity securities with an estimated fair value of $5 million and $22 million, respectively, at a loss of $3 million and $1 million, respectively. During the six months ended June 30, 2004 and 2003, the Company sold equity securities with an estimated fair value of $88 million and $42 million, at a loss of $14 million and $6 million, respectively.

    The gross unrealized loss related to the Company's equity securities at June 30, 2004 was $29 million. Such securities are concentrated by security type in mutual funds (39%); and preferred stock (35%) and are concentrated by industry in domestic broad market mutual funds (39%); and financial (29%) (calculated as a percentage of gross unrealized loss).

    The following table presents the cost, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                                                JUNE 30, 2004
                                                  ------------------------------------------------------------------------------
                                                             COST              GROSS UNREALIZED LOSSES     NUMBER OF SECURITIES
                                                  ----------------------       -----------------------    ----------------------
                                                  LESS THAN       20% OR       LESS THAN       20% OR     LESS THAN       20% OR
                                                     20%           MORE           20%           MORE         20%           MORE
                                                  ---------       ------       ---------       ------     ---------       -------
                                                                                (DOLLARS IN MILLIONS)
Less than six months                                $ 375         $  40         $  13         $  16         1,168           206
Six months or greater but less than nine months         2            --            --            --             4             2
Nine months or greater but less than twelve
  months                                                1            --            --            --             2            --
Twelve months or greater                                2            --            --            --             4            --
                                                    -----         -----         -----         -----         -----           ---
  Total                                             $ 380         $  40         $  13         $  16         1,178           208
                                                    =====         =====         =====         =====         =====           ===

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

    The following table presents the total gross unrealized losses for equity securities at June 30, 2004 where the estimated fair value had declined and remained below cost by:

                                                     JUNE 30, 2004
                                               ------------------------
                                                  GROSS
                                               UNREALIZED     % OF
                                                 LOSSES       TOTAL
                                               ----------  ------------
                                                  (DOLLARS IN MILLIONS)
Less than 20%                                  $  13            44.8 %
20% or more for less than six months              16            55.2
20% or more for six months or greater             --              --
                                               -----         -------
  Total                                        $  29           100.0 %
                                               =====         =======

    Equity securities where the estimated fair value has declined and remained below cost by less than 20% are concentrated by security type in preferred stock (77%); and mutual funds (12%); and concentrated by industry in financial (67%); and domestic broad market mutual funds (12%) (calculated as a percentage of gross unrealized loss).

    Equity securities where the estimated fair value has declined and remained below cost by 20% or more for less than six months are concentrated by security type in mutual funds (61%); and common stock (38%) and concentrated by industry in domestic broad market mutual funds (61%) (calculated as a percentage of gross unrealized loss). The significant factors considered at June 30, 2004 in the review of equity securities for other-than-temporary impairment were a result of generally difficult economic and market conditions.

    The Company did not hold any equity securities with a gross unrealized loss at June 30, 2004 greater than $5 million.

OTHER INVESTED ASSETS

    The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $4.3 billion and $3.9 billion at June 30, 2004 and December 31, 2003, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also include the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.3% and 2.1% of cash and invested assets at June 30, 2004 and December 31, 2003, respectively.

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

    The table below provides a summary of the notional amount and fair value of derivative financial instruments held at:

                                                     JUNE 30, 2004                            DECEMBER 31, 2003
                                        ----------------------------------------     -------------------------------------
                                                            CURRENT MARKET                               CURRENT MARKET
                                                             OR FAIR VALUE                                OR FAIR VALUE
                                        NOTIONAL       -------------------------     NOTIONAL        ---------------------
                                         AMOUNT         ASSETS       LIABILITIES     AMOUNT          ASSETS    LIABILITIES
                                        --------       -------       -----------     --------       -------    -----------
                                                                       (DOLLARS IN MILLIONS)
Financial futures                       $   806        $     1        $     9        $ 1,348        $     8        $    30
Interest rate swaps                      13,235            264             79          9,944            189             36
Floors                                      325              1             --            325              5             --
Caps                                      9,120             26             --          9,345             29             --
Financial forwards                          350              1              1          1,310              2              3
Foreign currency swaps                    6,677             27            671          4,710              9            796
Options                                   3,731              4             --          6,065              7             --
Foreign currency forwards                   848              3              8            695              5             32
Credit default swaps                      1,645             10              4            615              2              1
Synthetic GICs                            5,459             --             --          5,177             --             --
Other                                       150             --             --             --             --             --
                                        -------        -------        -------        -------        -------        -------
   Total contractual commitments        $42,346        $   337        $   772        $39,534        $   256        $   898
                                        =======        =======        =======        =======        =======        =======

VARIABLE INTEREST ENTITIES

    The Company has adopted the provisions of FIN 46 and FIN 46(r). See "-- Application of Recent Accounting Pronouncements." The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at June 30, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:


                                                               JUNE 30, 2004
                                           ------------------------------------------------------
                                              PRIMARY BENEFICIARY         NOT PRIMARY BENEFICIARY
                                           ------------------------       -----------------------
                                                          MAXIMUM                       MAXIMUM
                                              TOTAL      EXPOSURE TO      TOTAL       EXPOSURE TO
                                           ASSETS (1)     LOSS (2)      ASSETS (1)     LOSS (2)
                                           ----------    -----------    ----------    -----------
                                                          (DOLLARS IN MILLIONS)
Asset-backed securitizations
  and collateralized debt obligations       $   --         $   --         $2,355         $   16
Real estate joint ventures (3)                  16             13             75             --
Other limited partnerships (4)                  82             84            587             60
                                            ------         ------         ------         ------
  Total                                     $   98         $   97         $3,017         $   76
                                            ======         ======         ======         ======


--------

    (1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of June 30, 2004. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

    (4) Other limited partnerships include partnerships established for the purpose of investing in real estate funds, public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for federal tax credits.

SECURITIES LENDING

    The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $26,842 million and $25,121 million and an estimated fair value of $27,484 million and $26,387 million were on loan under the program at June 30, 2004 and December 31, 2003, respectively. The Company was liable for cash collateral under its control of $28,132 million and $27,083 million at June 30, 2004 and December 31, 2003, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

SEPARATE ACCOUNTS

    The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Effective with the adoption of SOP 03-1, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses) and the corresponding amounts credited to contractholders are offset within the same line in the unaudited interim condensed consolidated statements of income. The Company's revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company's general account assets, liabilities, revenues and expenses. Effective January 1, 2004, in accordance with the SOP 03-1 separate account reporting criteria, separate account assets with a fair value of $1.7 billion were reclassified to general account investments with a corresponding transfer of separate account liabilities to future policy benefits and policyholder account balances. See "--Application of Recent Accounting Pronouncements."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company has material exposure to interest rate, equity market and foreign currency exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at June 30, 2004 is relatively unchanged in amount from that reported on December 31, 2003, a description of which may be found in the 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

    The Holding Company's management, with the participation of the Holding Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Holding Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

PART II  - OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

    The following should be read in conjunction with Note 6 to the unaudited interim condensed consolidated financial statements in Part I of this Report.

    The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants to not specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

    Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. In this context, unless stated below, estimates of possible additional losses or ranges of loss for particular matters can not in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

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

    Certain class members have opted out of these class action settlements and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of June 30, 2004, there are approximately 331 sales practices lawsuits pending against Metropolitan Life; approximately 40 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 51 sales practices lawsuits pending against General American.

    The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England and General American.

ASBESTOS-RELATED CLAIMS

    As previously reported, Metropolitan Life received approximately 60,300 asbestos-related claims in 2003. During the first six months of 2004 and 2003, Metropolitan Life received approximately 13,560 and 48,000 asbestos-related claims, respectively. Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases. The cases are pending in Mississippi, Texas, Ohio, Pennsylvania, West Virginia, Louisiana, Kentucky, Georgia, Alabama, Illinois, Colorado, Indiana and Arkansas. The Company intends to defend itself vigorously against these cases.

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

DEMUTUALIZATION ACTIONS

    Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Five purported class actions pending in the New York State court in New York County were consolidated within the commercial part of the New York State court. In addition, there remained a separate purported class action in New York State court in New York County. On February 21, 2003, the defendants' motions to dismiss both the consolidated action and separate action were granted; leave to replead as a proceeding under Article 78 of New York's Civil Practice Law and Rules has been granted in the separate action. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors.

    Three purported class actions were filed in the United States District Court for the Eastern District of New York claiming violation of the Securities Act of 1933 in connection with the plan. The plaintiffs in these actions, which have been consolidated, claim that the Policyholder Information Booklets relating to the plan failed to disclose certain material facts and seek rescission and compensatory damages. Metropolitan Life's motion to dismiss these three cases was denied in 2001. On February 4, 2003, plaintiffs filed a consolidated amended complaint adding a fraud claim under the Securities Exchange Act of 1934. Plaintiffs served a second consolidated amended complaint on April 2, 2004, and continue to assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

    On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. The complaint challenges the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserts claims of breach of fiduciary duty, common law fraud, and unjust enrichment. Plaintiffs seek compensatory and punitive damages, as well as attorneys' fees and costs. On May 24, 2004, the Holding Company and Metropolitan Life served a motion to dismiss the complaint. In October 2003, the United States District Court for the Western District of Pennsylvania dismissed plaintiffs' similar complaint alleging that the demutualization breached the terms of the 1999 settlement agreement and unjustly enriched the Holding Company and Metropolitan Life. In January 2004, plaintiffs' appeal of that decision to the United States Court of Appeals for the Third Circuit was dismissed. The Holding Company and Metropolitan Life intend to contest this matter vigorously.

RACE-CONSCIOUS UNDERWRITING CLAIMS

    As previously reported, insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. Four purported class action lawsuits filed against Metropolitan Life in 2000 and 2001 alleging racial discrimination in the marketing, sale, and administration of life insurance policies were consolidated in the United States District Court for the Southern District of New York. On April 28, 2003, the United States

District Court approved a class action settlement of the consolidated actions. Several persons filed notices of appeal from the order approving the settlement, but subsequently the appeals were dismissed. Metropolitan Life also entered into settlement agreements to resolve the regulatory examination.

    Twenty lawsuits involving approximately 140 plaintiffs were filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life resolved the claims of some of these plaintiffs through settlement, and some additional plaintiffs have voluntarily dismissed their claims. Metropolitan Life resolved claims of some additional persons who opted out of the settlement class referenced in the preceding paragraph but who had not filed suit. The actions filed in Alabama and Tennessee have been dismissed; two actions filed in Mississippi remain pending. Metropolitan Life is contesting plaintiffs' claims vigorously.

    The Company believes that adequate provision has been made to cover the costs associated with the resolution of these matters.

OTHER

    A purported class action in which two policyholders seek to represent a class of owners of participating life insurance policies is pending in state court in New York. Plaintiffs assert that Metropolitan Life breached their policies in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action. Plaintiffs have served their motion to certify a litigation class. MetLife is vigorously defending the case.

    Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. State Street Research Investment Services, one of the Company's indirect broker/dealer subsidiaries, has entered into a settlement with the NASD resolving all outstanding issues relating to its investigation. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a so-called "Wells Notice" stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under the SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

    As previously reported, the Company has received from the Office of the Attorney General of the State of New York a subpoena seeking information regarding certain compensation agreements between insurance brokers and the Company. The Company is fully cooperating with the inquiry.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Purchases of common stock made by or on behalf of the Holding Company during the three months ended June 30, 2004 are set forth below:


ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                                              (D) MAXIMUM NUMBER (OR
                                                                                                                 APPROXIMATE DOLLAR
                                                                                   (C) TOTAL NUMBER OF         VALUE) OF SHARES THAT
                                                         (B) AVERAGE PRICE       SHARES PURCHASED AS PART      MAY YET BE PURCHASED
                                 (A) TOTAL NUMBER OF           PAID               OF PUBLICLY ANNOUNCED         UNDER THE PLANS OR
                                 SHARES PURCHASED(1)         PER SHARE             PLANS OR PROGRAMS(2)              PROGRAMS
PERIOD                           -------------------      -----------------      ------------------------      ---------------------
------------------------
April 1 - April 30, 2004                  -                      -                        -                        $ 644,406,343
May 1 - May 31, 2004                  4,004,000               $ 33.89                 4,004,000                    $ 508,730,688
June 1 - June 30, 2004                2,081,881               $ 35.94                 2,081,881                    $ 433,901,324
Total                                 6,085,881               $ 34.59                 6,085,881                    $ 433,901,324


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The information called for by this Item is incorporated herein by reference to Part II, Item 4. "Submission of Matters to a Vote of Security
Holders" in MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.2    MetLife, Inc. Amended and Restated By-laws (effective July 27,
              2004).

       10.1 Five-Year Credit Agreement, dated as of April 23, 2004, among MetLife, Inc., Metropolitan Life Insurance Company, MetLife Funding, Inc. and the other parties signatory thereto.

       10.2 364-Day Credit Agreement, dated as of April 23, 2004, among MetLife, Inc., Metropolitan Life Insurance Company, MetLife Funding, Inc. and the other parties signatory thereto.

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

   To date, the following current reports were filed on Form 8-K:

       1. Form 8-K filed May 14, 2004 (dated May 14, 2004) attaching a press release announcing receipt by MetLife, Inc.'s subsidiary, General American Life Insurance Company, of a "Wells Notice" from the SEC.

       2. Form 8-K filed June 3, 2004 (dated June 3, 2004) regarding offering of 5.50% senior notes and 6.375% senior notes and attaching relevant documentation.

       3. Form 8-K filed June 14, 2004 (dated June 11, 2004) attaching a press release announcing receipt by MetLife, Inc. of a subpoena from the Office of the Attorney General of the State of New York.

       4. Form 8-K filed June 22, 2004 (dated June 22, 2004) attaching a press release announcing certain organizational changes.

       5. Form 8-K filed June 29, 2004 (dated June 29, 2004) attaching a press release announcing the resignation of John C. Danforth from the boards of directors of MetLife, Inc. and Metropolitan Life Insurance Company.

       6. Form 8-K filed July 23, 2004 (dated July 23, 2004) regarding offering of additional 5.50% senior notes and additional 6.375% senior notes and attaching relevant documentation.

       7. Form 8-K filed July 30, 2004 (dated July 29, 2004) regarding the issuance by the Internal Revenue Service of its audit report on Metropolitan Life Insurance Company and its subsidiaries for the years 1997-1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              METLIFE, INC.

                                              By: /s/ Joseph J. Prochaska, Jr.
                                              --------------------------------
                                              Name: Joseph J. Prochaska, Jr.
                                              Title: Senior Vice-President,
                                              Finance Operations and Chief
                                              Accounting Officer (Authorized
                                              Signatory and Chief Accounting
                                              Officer)

Date: August 3, 2004

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                 EXHIBIT NAME
  -------                                 ------------
    3.2         MetLife, Inc. Amended and Restated By-laws (effective July 27,
                2004).

    10.1        Five-Year Credit Agreement, dated as of April 23, 2004, among
                MetLife, Inc., Metropolitan Life Insurance Company, MetLife
                Funding, Inc. and the other parties signatory thereto.


    10.2        364-Day Credit Agreement, dated as of April 23, 2004, among
                MetLife, Inc., Metropolitan Life Insurance Company, MetLife
                Funding, Inc. and the other parties signatory thereto.


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