Form 10-Q
period 2004-09-30
METLIFE INC
filed 2004-11-05
CIK 1099219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ___________________

                        COMMISSION FILE NUMBER: 001-15787

                                  METLIFE, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   13-4075851
                                (I.R.S. Employer
                             Identification Number)

                          200 Park Avenue, New York, NY
                              (Address of principal
                               executive offices)

                                   10166-0188
                                   (Zip Code)

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

YES [X] NO [ ]

At November 1, 2004, 744,336,306 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1.   FINANCIAL STATEMENTS........................................       4
  Unaudited Interim Condensed Consolidated Balance Sheets at
     September 30, 2004 and December 31, 2003...........................       4
  Unaudited Interim Condensed Consolidated Statements of Income for the
     Three Months and Nine Months Ended September 30, 2004 and 2003.....       5
  Unaudited Interim Condensed Consolidated Statement of Stockholders'
     Equity for the Nine Months Ended September 30, 2004................       6
  Unaudited Interim Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended September 30, 2004 and 2003..................       7
  Notes to Unaudited Interim Condensed Consolidated Financial Statements       8
  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................      38
  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..      87
  ITEM 4.   CONTROLS AND PROCEDURES.....................................      87

PART II - OTHER INFORMATION
  ITEM 1.   LEGAL PROCEEDINGS...........................................      88
  ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.      92
  ITEM 6.   EXHIBITS....................................................      93
  SIGNATURES............................................................      94

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  METLIFE, INC.

             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2004            2003
                                                                    -------------   ------------
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value
      (amortized cost: $166,972 and $158,333, respectively)         $     176,091   $    167,752
   Equity securities, at fair value
      (cost: $1,597 and $1,215, respectively)                               1,869          1,584
   Mortgage loans on real estate                                           29,620         26,249
   Policy loans                                                             8,801          8,749
   Real estate and real estate joint ventures held-for-investment           4,170          3,786
   Real estate held-for-sale                                                   93            891
   Other limited partnership interests                                      2,846          2,600
   Short-term investments                                                   2,451          1,809
   Other invested assets                                                    4,394          4,637
                                                                    -------------   ------------
      Total investments                                                   230,335        218,057
Cash and cash equivalents                                                   3,592          3,683
Accrued investment income                                                   2,491          2,186
Premiums and other receivables                                              7,089          7,024
Deferred policy acquisition costs                                          13,920         12,943
Assets of subsidiaries held-for-sale                                          217            183
Other assets                                                                7,354          7,009
Separate account assets                                                    81,181         75,756
                                                                    -------------   ------------
      Total assets                                                  $     346,179   $    326,841
                                                                    =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Future policy benefits                                           $      98,197   $     94,148
   Policyholder account balances                                           81,798         75,901
   Other policyholder funds                                                 6,812          6,343
   Policyholder dividends payable                                           1,125          1,049
   Policyholder dividend obligation                                         2,161          2,130
   Short-term debt                                                          1,566          3,642
   Long-term debt                                                           6,695          5,703
   Shares subject to mandatory redemption                                     277            277
   Liabilities of subsidiaries held-for-sale                                   80             70
   Current income taxes payable                                               501            651
   Deferred income taxes payable                                            2,468          2,397
   Payables under securities loaned transactions                           28,662         27,083
   Other liabilities                                                       11,681         10,542
   Separate account liabilities                                            81,181         75,756
                                                                    -------------   ------------
      Total liabilities                                                   323,204        305,692
                                                                    -------------   ------------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares
   authorized; none issued                                                     --             --
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued at September 30, 2004 and December 31, 2003; 744,523,174 shares outstanding at
   September 30, 2004 and 757,186,137 shares outstanding at
   December 31, 2003                                                            8              8
Additional paid-in capital                                                 15,027         14,991
Retained earnings                                                           6,440          4,193
Treasury stock, at cost; 42,243,490 shares at September 30, 2004
   and 29,580,527 shares at December 31, 2003                              (1,294)          (835)
Accumulated other comprehensive income                                      2,794          2,792
                                                                    -------------   ------------
      Total stockholders' equity                                           22,975         21,149
                                                                    -------------   ------------
      Total liabilities and stockholders' equity                    $     346,179   $    326,841
                                                                    =============   ============

 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                  METLIFE, INC.

          UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS             NINE MONTHS
                                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                      --------------------    --------------------
                                                                        2004        2003        2004        2003
                                                                      --------    --------    --------    --------
REVENUES
Premiums                                                              $  5,736    $  5,079    $ 16,434    $ 14,994
Universal life and investment-type product policy fees                     738         623       2,143       1,798
Net investment income                                                    3,076       2,846       9,126       8,555
Other revenues                                                             292         299         889         886
Net investment gains (losses)                                              206        (126)        369        (428)
                                                                      --------    --------    --------    --------
      Total revenues                                                    10,048       8,721      28,961      25,805
                                                                      --------    --------    --------    --------

EXPENSES
Policyholder benefits and claims                                         5,933       5,149      16,713      15,044
Interest credited to policyholder account balances                         739         767       2,220       2,275
Policyholder dividends                                                     456         473       1,369       1,483
Other expenses                                                           1,920       1,638       5,606       5,133
                                                                      --------    --------    --------    --------
      Total expenses                                                     9,048       8,027      25,908      23,935
                                                                      --------    --------    --------    --------
Income from continuing operations before provision for income taxes      1,000         694       3,053       1,870
Provision for income taxes                                                 301         143         851         463
                                                                      --------    --------    --------    --------
Income from continuing operations                                          699         551       2,202       1,407
Income (Loss) from discontinued operations, net of income taxes             (4)         23         131         109
                                                                      --------    --------    --------    --------
Income before cumulative effect of a change in accounting                  695         574       2,333       1,516
Cumulative effect of a change in accounting, net of income taxes            --          --         (86)         --
                                                                      --------    --------    --------    --------
Net income                                                            $    695    $    574    $  2,247    $  1,516
                                                                      ========    ========    ========    ========

Income from continuing operations available to common
   shareholders per share
   Basic                                                              $   0.93    $   0.72    $   2.93    $   1.90
                                                                      ========    ========    ========    ========
   Diluted                                                            $   0.93    $   0.72    $   2.91    $   1.90
                                                                      ========    ========    ========    ========
Net income available to common shareholders per share
   Basic                                                              $   0.93    $   0.75    $   2.99    $   2.05
                                                                      ========    ========    ========    ========
   Diluted                                                            $   0.92    $   0.75    $   2.97    $   2.04
                                                                      ========    ========    ========    ========

  SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                  METLIFE, INC.

   UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                              (DOLLARS IN MILLIONS)

                                                                                       Accumulated Other Comprehensive
                                                                                                Income (Loss)
                                                                                    -------------------------------------
                                                                                       Net
                                                                                    Unrealized     Foreign      Minimum
                                                 Additional              Treasury   Investment    Currency      Pension
                                        Common    Paid-in     Retained    Stock       Gains      Translation   Liability
                                        Stock     Capital     Earnings   at Cost     (Losses)    Adjustment    Adjustment    Total
                                        ------   ----------   --------   --------   ----------   -----------   ----------   -------
Balance at December 31, 2003            $    8   $   14,991   $  4,193   $   (835)  $    2,972   $       (52)  $     (128)  $21,149
Treasury stock transactions, net                         36                  (459)                                             (423)
Comprehensive income (loss):
   Net income                                                    2,247                                                        2,247
   Other comprehensive income (loss):
      Unrealized gains (losses) on
         derivative instruments, net
         of income taxes                                                                    80                                   80
      Unrealized investment gains
         (losses), net of related
         offsets, reclassification
         adjustments and income taxes                                                     (134)                                (134)
      Cumulative effect of a change
         in accounting, net of income
         taxes                                                                              90                                   90
      Foreign currency translation
         adjustments                                                                                     (34)                   (34)
                                                                                                                            -------
      Other comprehensive income
         (loss)                                                                                                                   2
                                                                                                                            -------
   Comprehensive income (loss)                                                                                                2,249
                                        ------   ----------   --------   --------   ----------   -----------   ----------   -------
Balance at September 30, 2004           $    8   $   15,027   $  6,440   $ (1,294)  $    3,008   $       (86)  $     (128)  $22,975
                                        ======   ==========   ========   ========   ==========   ===========   ==========   =======

 SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                  METLIFE, INC.

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                              (DOLLARS IN MILLIONS)

                                                                                  NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                             --------------------
                                                                               2004        2003
                                                                             --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  5,254    $  4,947
                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Sales, maturities and repayments of:
      Fixed maturities                                                         60,474      55,201
      Equity securities                                                           689         220
      Mortgage loans on real estate                                             2,542       2,268
      Real estate and real estate joint ventures                                1,009         258
      Other limited partnership interests                                         560         204
   Purchases of:
      Fixed maturities                                                        (67,501)    (71,904)
      Equity securities                                                          (867)        (10)
      Mortgage loans on real estate                                            (5,781)     (3,212)
      Real estate and real estate joint ventures                                 (366)       (248)
      Other limited partnership interests                                        (671)       (431)
   Net change in short-term investments                                          (516)       (800)
   Purchase of businesses, net of cash received                                    --          18
   Proceeds from sales of businesses                                               29           5
   Net change in payable under securities loaned transactions                   1,579       6,804
   Other, net                                                                    (545)       (650)
                                                                             --------    --------
Net cash used in investing activities                                          (9,365)    (12,277)
                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Policyholder account balances:
      Deposits                                                                 27,183      27,928
      Withdrawals                                                             (21,648)    (20,504)
   Net change in short-term debt                                               (2,076)      1,774
   Long-term debt issued                                                        1,129         225
   Long-term debt repaid                                                         (122)        (53)
   Treasury stock acquired                                                       (496)         --
   Settlement of common stock purchase contracts                                   --       1,006
   Stock options exercised                                                         39           3
                                                                             --------    --------
Net cash provided by financing activities                                       4,009      10,379
                                                                             --------    --------
Change in cash and cash equivalents                                              (102)      3,049
Cash and cash equivalents, beginning of period                                  3,733       2,323
                                                                             --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  3,631    $  5,372
                                                                             ========    ========

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period   $     50    $     54
                                                                             ========    ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END OF PERIOD         $     39    $     60
                                                                             ========    ========

Cash and cash equivalents, from continuing operations, beginning of period   $  3,683    $  2,269
                                                                             ========    ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END OF PERIOD         $  3,592    $  5,312
                                                                             ========    ========

Supplemental disclosures of cash flow information:
   Net cash paid during the period for:
      Interest                                                               $    248    $    258
                                                                             ========    ========
      Income taxes                                                           $    628    $    329
                                                                             ========    ========
   Non-cash transactions during the period:
      Business acquisitions - assets                                         $     --    $    126
                                                                             ========    ========
      Business acquisitions - liabilities                                    $     --    $    144
                                                                             ========    ========
      Business dispositions - assets                                         $    820    $      9
                                                                             ========    ========
      Business dispositions - liabilities                                    $    820    $      4
                                                                             ========    ========
      Purchase money mortgage on real estate sale                            $     --    $     50
                                                                             ========    ========
      MetLife Capital Trust I transactions                                   $     --    $  1,037
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

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item (See Note 6). Assets, liabilities, revenues and expenses of the general account for 2004 include amounts related to certain separate accounts previously reported in separate account assets and liabilities. See "-- Application of Recent Accounting Pronouncements." Intercompany accounts and transactions have been eliminated.

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

      Minority interest related to consolidated entities included in other liabilities was $1,037 million and $950 million at September 30, 2004 and December 31, 2003, respectively.

      Certain amounts in the prior year period's unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2004, its consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003, its consolidated cash flows for the nine months ended September 30, 2004 and 2003 and its consolidated statement of stockholders' equity for the nine months ended September 30, 2004, in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in MetLife, Inc.'s 2003 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

      On August 25, 2004, the Company entered into an agreement to sell its wholly owned subsidiary, SSRM Holdings Inc. ("SSRM"), to a third party. Closing of the sale is expected occur in early 2005 and the Company expects the transaction to have a positive impact on net income of between $145 million and $165 million. Under the terms of the agreement, MetLife will receive at closing up to $375 million in cash and stock, subject to adjustment at that time based on certain measures. MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over 5 years, depending on retention of certain MetLife-related business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company has reclassified the assets, liabilities and operations of SSRM into discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. Additionally, the pending sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining Asset Management business, which is insignificant, has been reclassified into Corporate & Other.

FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the Financial Accounting Standards Board ("FASB") and currently is unable to determine the impact of EITF 03-1 on its unaudited interim condensed consolidated financial statements.

      In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations or amounts.

      In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, which was effective in the third quarter of 2004, did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

      Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released Staff Position Paper No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. In September 2004, the American Institute of Certified Public Accountants issued Technical Practice Aids relating to SOP 03-1. One of the Technical Practice Aids provided additional guidance relating to the definition of policy assessments in determining benefit liabilities. This new guidance, which the Company was required to apply retroactively to January 1, 2004, resulted in an increase to net income previously reported for the three months ended March 31, 2004 and June 30, 2004 (see Note
2). As a result of the adoption of SOP 03-1 and the Technical Practice Aids, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining reserves for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in deferred policy acquisition costs ("DAC"), including value of business acquired and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability through policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of a change in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of a change in accounting. For the three months ended September 30, 2004, the impact of SOP 03-1 decreased the Company's net income by $45 million. For the nine months ended September 30, 2004 the impact of SOP 03-1, which includes retroactive adjustments through June 30, 2004 as described in Note 2, and the effects of the cumulative adjustment recorded in the first quarter of 2004, decreased the Company's net income by $57 million. (See Note 5).

      In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 is effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. Effective July 1, 2004, the Company adopted FSP 106-2 prospectively and the postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced by $213 million and net periodic postretirement benefit cost for the third quarter was reduced by $9 million.

      Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. The Company's adoption of Issue B36 increased (decreased) net income by $(12) million and $1 million, net of amortization of DAC and income taxes, for the three months and nine months ended September 30, 2004, respectively.

      Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its unaudited interim condensed consolidated financial statements.

      During 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE and must be consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non-SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As of March 31, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $78 million and $15 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and $1 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary.

2. IMPACT OF TECHNICAL PRACTICE AIDS RELATED TO SOP 03-1 ON PRIOR INTERIM
PERIODS

      As discussed in Note 1, the Company was required to apply the Technical Practice Aids issued by the AICPA in September 2004 related to SOP 03-1 on a retroactive basis to January 1, 2004. This accounting change increased income from continuing operations for the three months ended June 30, 2004 and March 31, 2004 by $7 million ($0.01 per basic and diluted share) and $3 million ($0.01 per basic and diluted share), respectively, and net income available to common shareholders for the three months ended June 30, 2004 and March 31, 2004 by $7 million ($0.01 per basic and diluted share) and $75 million ($0.10 per basic and diluted share), respectively. Income from continuing operations available for common shareholders and net income available to common shareholders and related per share amounts for prior interim periods after giving effect to the accounting change were as follows:

                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                      -----------------------------------------------------   -------------------------
                                            MARCH 31, 2004              JUNE 30, 2004               JUNE 30, 2004
                                      -------------------------   -------------------------   -------------------------
                                      AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                      -----------   -----------   -----------   -----------   -----------   -----------
                                                                    (DOLLARS IN MILLIONS)
Income from continuing operations
   available to common shareholders   $       659   $       662   $       852   $       859   $     1,510   $     1,520
                                      ===========   ===========   ===========   ===========   ===========   ===========
Basic earnings per share              $      0.87   $      0.88   $      1.13   $      1.14   $      2.00   $      2.01
                                      ===========   ===========   ===========   ===========   ===========   ===========
Diluted earnings per share            $      0.87   $      0.88   $      1.12   $      1.13   $      1.99   $      2.00
                                      ===========   ===========   ===========   ===========   ===========   ===========
Cumulative effect of a change in
   accounting, net of income taxes    $      (158)  $       (86)  $        --   $        --   $      (158)  $       (86)
                                      ===========   ===========   ===========   ===========   ===========   ===========
Basic earnings per share              $     (0.21)  $     (0.11)  $        --   $        --   $     (0.21)  $     (0.11)
                                      ===========   ===========   ===========   ===========   ===========   ===========
Diluted earnings per share            $     (0.21)  $     (0.11)  $        --   $        --   $     (0.21)  $     (0.11)
                                      ===========   ===========   ===========   ===========   ===========   ===========

Net income available to common
   shareholders                       $       523   $       598   $       947   $       954   $     1,470   $     1,552
                                      ===========   ===========   ===========   ===========   ===========   ===========
Basic earnings per share              $      0.69   $      0.79   $      1.26   $      1.27   $      1.95   $      2.06
                                      ===========   ===========   ===========   ===========   ===========   ===========
Diluted earnings per share            $      0.69   $      0.79   $      1.25   $      1.26   $      1.94   $      2.04
                                      ===========   ===========   ===========   ===========   ===========   ===========

3. INVESTMENTS

NET INVESTMENT GAINS (LOSSES)

      Net investment gains (losses) were as follows:

                                                    THREE MONTHS           NINE MONTHS
                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                 ------------------    ------------------
                                                   2004       2003       2004       2003
                                                 -------    -------    -------    -------
                                                           (DOLLARS IN MILLIONS)
Fixed maturities                                 $    61    $   (23)   $    92    $  (215)
Equity securities                                     44          5        141         (3)
Mortgage loans on real estate                         (8)       (36)        (8)       (58)
Real estate and real estate joint ventures (1)        10          2         12         (2)
Other limited partnership interests                   52        (11)        42        (73)
Sales of businesses                                   --         --         23         --
Derivatives (2)                                       35        (74)        (3)       (91)
Other                                                 12         11         70         14
                                                 -------    -------    -------    -------
   Total net investment gains (losses)           $   206    $  (126)   $   369    $  (428)
                                                 =======    =======    =======    =======

----------

(1) The amounts presented exclude net investment gains (losses) related to sales of real estate held-for-sale presented as discontinued operations in accordance with SFAS 144 of ($16) million and $136 million, respectively, for the three months and nine months ended September 30, 2004 and $7 million and $97 million, respectively, for the three months and nine months ended September 30, 2003.

(2) The amounts presented include net investment gains related to scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") of $12 million and $48 million, respectively, for the three months and nine months ended September 30, 2004 and $35 million and $55 million, respectively, for the three months and nine months ended September 30, 2003.

      The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities in an unrealized loss position, aggregated by sector and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2004 and December 31, 2003:

                                                                     SEPTEMBER 30, 2004
                                         ---------------------------------------------------------------------------
                                                                        EQUAL TO OR
                                           LESS THAN 12 MONTHS      GREATER THAN 12 MONTHS            TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                        GROSS                     GROSS                     GROSS
                                         ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED
                                         FAIR VALUE      LOSS      FAIR VALUE      LOSS      FAIR VALUE     LOSS
                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (DOLLARS IN MILLIONS)
U.S. corporate securities                $    9,236   $      121   $    1,375   $       48   $   10,611   $      169
Residential mortgage-backed securities        9,448           78          686           17       10,134           95
Foreign corporate securities                  3,717           48          494           14        4,211           62
U.S. treasuries/agencies                      3,027           25            4           --        3,031           25
Asset-backed securities                       4,488           29          397           13        4,885           42
Commercial mortgage-backed securities         2,579           21          399            6        2,978           27
Foreign government securities                 1,105           32          102           13        1,207           45
State and political subdivisions                291            7           86            5          377           12
Other fixed income assets                        41           35           31            1           72           36
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Total bonds                               33,932          396        3,574          117       37,506          513
Redeemable preferred stocks                     541           71           --           --          541           71
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Total fixed maturities                $   34,473   $      467   $    3,574   $      117   $   38,047   $      584
                                         ==========   ==========   ==========   ==========   ==========   ==========

                                                                     DECEMBER 31, 2003
                                         ---------------------------------------------------------------------------
                                                                        EQUAL TO OR
                                           LESS THAN 12 MONTHS      GREATER THAN 12 MONTHS            TOTAL
                                         -----------------------   -----------------------   -----------------------
                                                        GROSS                     GROSS                     GROSS
                                         ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED
                                         FAIR VALUE      LOSS      FAIR VALUE      LOSS      FAIR VALUE     LOSS
                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (DOLLARS IN MILLIONS)
U.S. corporate securities                $    7,214   $      152   $    1,056   $      100   $    8,270   $      252
Residential mortgage-backed securities        8,372           98           27            4        8,399          102
Foreign corporate securities                  2,583           65          355           14        2,938           79
U.S. treasuries/agencies                      3,697           26           --           --        3,697           26
Asset-backed securities                       2,555           34          861           26        3,416           60
Commercial mortgage-backed securities         2,449           20          282            2        2,731           22
Foreign government securities                   331           28            2           --          333           28
State and political subdivisions                389           12           38            3          427           15
Other fixed income assets                       130           73           40           10          170           83
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Total bonds                               27,720          508        2,661          159       30,381          667
Redeemable preferred stocks                     222           62          278           14          500           76
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Total fixed maturities                $   27,942   $      570   $    2,939   $      173   $   30,881   $      743
                                         ==========   ==========   ==========   ==========   ==========   ==========

      At September 30, 2004 and December 31, 2003, the Company had gross unrealized losses of $25 million and $6 million, respectively, from equity securities that had been in an unrealized loss position for less than twelve months. The amount of unrealized losses from equity securities that had been in an unrealized loss position for twelve months or greater is less than $1 million at both September 30, 2004 and December 31, 2003. The fair value of those equity securities that had been in an unrealized loss position for less than twelve months is $364 million and $53 million at September 30, 2004 and December 31, 2003, respectively. The fair value of those equity securities that had been in an unrealized loss position for twelve months or greater is $3 million and $22 million at September 30, 2004 and December 31, 2003, respectively. The Company continually evaluates its intent and ability to hold securities in an unrealized loss position in its determination of other than temporary impairments.

STRUCTURED INVESTMENT TRANSACTIONS

      The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $848 million and $880 million at September 30, 2004 and December 31, 2003, respectively. The related income
(loss) recognized was ($8) million and $25 million for the three months ended September 30, 2004 and 2003, respectively, and $25 million and $49 million for the nine months ended September 30, 2004 and 2003, respectively.

VARIABLE INTEREST ENTITIES

     As discussed in Note 1, the Company has adopted the provisions of FIN 46(r). The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at September 30, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                         SEPTEMBER 30, 2004
                                         ---------------------------------------------------
                                           PRIMARY BENEFICIARY      NOT PRIMARY BENEFICIARY
                                         ------------------------   ------------------------
                                                        MAXIMUM                    MAXIMUM
                                           TOTAL      EXPOSURE TO     TOTAL      EXPOSURE TO
                                         ASSETS (1)     LOSS (2)    ASSETS (1)     LOSS (2)
                                         ----------   -----------   ----------   -----------
                                                            (DOLLARS IN MILLIONS)
Asset-backed securitizations
   and collateralized debt obligations   $       --   $        --   $    2,324   $        15
Real estate joint ventures (3)                   16            14          132            --
Other limited partnerships (4)                   80            76          587            57
                                         ----------   -----------   ----------   -----------
   Total                                 $       96   $        90   $    3,043   $        72
                                         ==========   ===========   ==========   ===========

----------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of September 30, 2004. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

4. DERIVATIVE INSTRUMENTS

      The Company uses derivative instruments to manage risk through one of five principal strategies, the hedging of: (i) liabilities; (ii) invested assets;
(iii) portfolios of assets or liabilities; (iv) net investments in certain foreign operations; and (v) firm commitments and forecasted transactions. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. The Company's derivative hedging strategy employs a variety of instruments, including financial futures, financial forwards, interest rate swaps, caps and floors, credit default swaps, foreign currency swaps and foreign currency forwards and options.

      On the date the Company enters into a derivative contract for hedging purposes, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to SFAS 133, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in income.

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

      The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                            SEPTEMBER 30, 2004                 DECEMBER 31, 2003
                     --------------------------------   --------------------------------
                                   FAIR VALUE                         FAIR VALUE
                     NOTIONAL   ---------------------   NOTIONAL   ---------------------
                      AMOUNT     ASSETS   LIABILITIES    AMOUNT     ASSETS   LIABILITIES
                     --------   -------   -----------   --------   -------   -----------
                                            (DOLLARS IN MILLIONS)
BY TYPE OF HEDGE
Fair value           $  6,743   $    56   $       277   $  4,027   $    27   $       297
Cash flow              14,468        88           415     13,173        59           449
Foreign operations        535        --            19        527        --            10
Non-qualifying         20,632       222           165     21,807       170           142
                     --------   -------   -----------   --------   -------   -----------
   Total             $ 42,378   $   366   $       876   $ 39,534   $   256   $       898
                     ========   =======   ===========   ========   =======   ===========

      Non-qualifying derivatives are comprised of derivative instruments which do not meet the requirements for, or for which the Company does not seek, hedge accounting under SFAS 133. These include certain interest rate, foreign currency, credit default and total return swaps, interest rate caps, foreign currency forwards, purchased options and futures, embedded conversion options, and derivatives held in consolidated separate accounts. The non-qualifying notional amount at September 30, 2004 and December 31, 2003, includes $5,690 million and $5,177 million, respectively, related to synthetic guaranteed investment product contracts that meet the definition of a derivative, but are not considered to be accounting hedges. The fair value of such contracts at September 30, 2004 and December 31, 2003 exceeds the contract value.

      Based upon the type of derivative instrument and strategy, the income effects of qualifying derivatives are reported with the results of the associated risk. Therefore, the periodic settlements, amortization, and disposal gains and losses from interest rate caps, options, futures and interest rate, foreign currency and credit default swaps that qualify for hedge accounting are reported as follows:

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------   -----------------
                                                      2004        2003     2004       2003
                                                     ------      ------   ------     ------
                                                              (DOLLARS IN MILLIONS)

Net investment income (loss)                         $  (32)     $  (21)  $ (115)    $  (36)
Net investment gains (losses)                            (1)        (15)     (73)        12
Foreign currency translation adjustments                (23)         --      (16)        --
Interest credited to policyholder account balances       13          --       26         --
                                                     ------      ------   ------     ------
   Total                                             $  (43)     $  (36)  $ (178)    $  (24)
                                                     ======      ======   ======     ======

      The following table represents fair value hedges for the:

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------   -----------------
                                                      2004        2003     2004       2003
                                                     ------      ------   ------     ------
                                                              (DOLLARS IN MILLIONS)
Changes in the fair value of qualifying hedges       $  (62)     $  (10)  $   60     $ (102)
Changes in the hedged items reported in net
   investment gains (losses)                             77         (14)     (22)        72
                                                     ------      ------   ------     ------
Net ineffectiveness gains (losses) from fair
   value hedging activities                          $   15      $  (24)  $   38     $  (30)
                                                     ======      ======   ======     ======

      There were no discontinued fair value hedges during the three months and nine months ended September 30, 2004 or 2003.

      The following table represents cash flow hedges for the:

                                                  THREE MONTHS     NINE MONTHS                   THREE MONTHS     NINE MONTHS
                                                      ENDED           ENDED        YEAR ENDED        ENDED          ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2004            2004            2003           2003            2003
                                                  -------------   -------------   ------------   -------------   -------------
                                                                             (DOLLARS IN MILLIONS)

Changes in the fair value of qualifying hedges    $          31   $         161   $       (456)  $        (176)  $        (298)

Less: Gains (losses) deferred in other
comprehensive income on the effective portion
of cash flow hedges                                           6             160           (387)           (134)           (250)
                                                  -------------   -------------   ------------   -------------   -------------
Net ineffectiveness recorded in net investment
gains (losses) from cash flow hedging activities  $          25   $           1   $        (69)  $         (42)  $         (48)
                                                  =============   =============   ============   =============   =============
Other comprehensive income balance at the
beginning of the period                           $        (273)  $        (417)  $        (24)  $        (131)  $         (24)

Gains (losses) deferred in other comprehensive
income on the effective portion of cash flow
hedges                                                        6             160           (387)           (134)           (250)

Amounts reclassified to net investment income                 1               2              2              --               1

Amounts reclassified to net investment gains
(losses)                                                      2              (3)            --             (12)             --

Amortization of transition adjustment                        (1)             (7)            (8)             (2)             (6)
                                                  -------------   -------------   ------------   -------------   -------------
Other comprehensive income balance at the end
of the period                                     $        (265)  $        (265)  $       (417)  $        (279)  $        (279)
                                                  =============   =============   ============   =============   =============


      There were no discontinued cash flow hedges during the three months and nine months ended September 30, 2004 or 2003.

      The Company uses forward exchange contracts to provide a hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the three months and nine months ended September 30, 2004, the Company experienced net unrealized losses of $13 million and $9 million, respectively, related to hedges of its investments in foreign operations. Unrealized losses of $19 million and $10 million were recorded as components of accumulated other comprehensive income at September 30, 2004 and December 31, 2003, respectively. There were no hedges of the net investment in foreign operations during the three months and nine months ended September 30, 2003.

      Based on the type of derivative instrument and strategy, the income effects of non-qualifying derivatives are reported with the results of the associated risk. Therefore, periodic settlements and gains and losses for non-qualifying derivatives were reported as follows:


                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                   ------------------   -----------------
                                    2004        2003     2004       2003
                                   ------      ------   ------     ------
                                          (DOLLARS IN MILLIONS)
Net investment gains (losses)      $   (4)     $    7   $   31     $  (25)
Policyholder benefits and claims       (1)         --       (1)        --
                                   ------      ------   ------     ------
   Total                           $   (5)     $    7   $   30     $  (25)
                                   ======      ======   ======     ======

      The use of these non-speculative derivatives is permitted by the relevant state insurance departments.

5. INSURANCE

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

      The assets supporting the variable portion of contracts with guarantees are carried at fair value and reported in total separate account assets with an equivalent amount reported in separate account liabilities in the unaudited interim condensed consolidated balance sheets. Net investment income, net realized investment gains (losses) and net unrealized investment gains (losses) relating to such separate accounts accrue directly to the contractholders and, accordingly, are reflected net in the Company's unaudited interim condensed consolidated statements of income. Amounts assessed against the contractholders for mortality, administrative, and other services are included in universal life and investment-type policy fees. Liabilities for guarantees and changes in such liabilities are included in future policy benefits and policyholder benefits and claims in the unaudited interim condensed consolidated balance sheets and statements of income, respectively.

    The Company had the following types of guarantees relating to annuity and universal and variable life contracts at:

      ANNUITY CONTRACTS                                               SEPTEMBER 30, 2004
                                                             -------------------------------------
                                                                 IN THE                  AT
                                                             EVENT OF DEATH          ANNUITIZATION
                                                             --------------          -------------
                                                                     (DOLLARS IN MILLIONS)
            RETURN OF NET DEPOSITS
               Separate account value                           $    5,967               N/A
               Net amount at risk                               $       33 (1)           N/A
               Average attained age of contractholders            60 years               N/A


            ANNIVERSARY CONTRACT VALUE OR MINIMUM RETURN
               Separate account value                           $   40,334        $   12,334
               Net amount at risk                                   $1,391 (1)    $      194 (2)
               Average attained age of contractholders            61 years          58 years

            TWO TIER ANNUITIES
               General account value                                   N/A        $      301
               Net amount at risk                                      N/A        $       36 (3)
               Average attained age of contractholders                 N/A          58 years

      UNIVERSAL AND VARIABLE LIFE CONTRACTS                            SEPTEMBER 30, 2004
                                                                ------------------------------------
                                                                SECONDARY                 PAID UP
                                                                GUARANTEES                GUARANTEES
                                                                ----------                ----------
                                                                       (DOLLARS IN MILLIONS)
            Account value (general and separate account)        $     4,307        $     4,578
            Net amount at risk                                  $    92,250 (1)    $    43,052 (1)
            Average attained age of policyholders                  45 years           51 years

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

      Liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts including the retroactive adjustments for universal and variable life contracts through June 30, 2004 as described in Note 2 are as follows:

                                                                             UNIVERSAL AND VARIABLE
                                                ANNUITY CONTRACTS                LIFE CONTRACTS
                                         -------------------------------    -------------------------
                                                            GUARANTEED
                                           GUARANTEED      ANNUITIZATION    SECONDARY        PAID UP
                                         DEATH BENEFITS       BENEFITS      GUARANTEES      GUARANTEES       TOTAL
                                         --------------    -------------    ----------      ----------       -----
                                                                     (DOLLARS IN MILLIONS)
      Balance at January 1, 2004               $  9             $17            $ 6             $25            $ 57

      Incurred guaranteed benefits                4               3              1               1               9

      Paid guaranteed benefits                   (2)             --             --              --              (2)
                                               ----             ---            ---             ---            ----
      Balance at March 31, 2004                  11              20              7              26              64
                                               ----             ---            ---             ---            ----
      Incurred guaranteed benefits                2               3              1               1               7

      Paid guaranteed benefits                   (2)             --             (1)             --              (3)
                                               ----             ---            ---             ---            ----
      Balance at June 30, 2004                   11              23              7              27              68
                                               ----             ---            ---             ---            ----
      Incurred guaranteed benefits               16              --              1               1              18

      Paid guaranteed benefits                   (2)             --             (1)             --              (3)
                                               ----             ---            ---             ---            ----
      Balance at September 30, 2004            $ 25             $23            $ 7             $28            $ 83
                                               ====             ===            ===             ===            ====

      The guaranteed death benefit liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liability at September 30, 2004 are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

      The guaranteed annuitization benefit liabilities are determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating such guaranteed annuitization benefit liabilities at September 30, 2004 are consistent with those used for calculating the guaranteed death benefit liabilities. In addition, the calculation of the guaranteed annuitization benefit liabilities incorporates a percentage of the potential annuitizations that may be elected by the contractholder.

      The liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities at September 30, 2004 are consistent with those used for amortizing deferred acquisition costs. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

SEPARATE ACCOUNTS

      Account balances of contracts with guarantees are invested in separate account asset classes as follows at:

                                 SEPTEMBER 30, 2004    JANUARY 1, 2004
                                 ------------------    ---------------
                                         (DOLLARS IN MILLIONS)
      Mutual Fund Groupings
         Equity                        $27,122            $23,784
         Bond                            4,126              3,531
         Balanced                        1,582              1,368
         Money Market                      450                501
         Specialty                         227                 55
                                       -------            -------
           TOTAL                       $33,507            $29,239
                                       =======            =======

      At September 30, 2004, fixed maturities, equity securities, and cash and cash equivalents reported on the unaudited consolidated balance sheet include $58 million, $36 million and $4 million, respectively, of the Company's proportional interest in separate accounts.

      During the three months and nine months ended September 30, 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate account.

SALES INDUCEMENTS

      The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company has two different types of sales inducements: (i) the policyholder receives a bonus whereby the policyholder's initial account balance is increased by an amount equal to a specified percentage of the customer's deposit and (ii) the policyholder receives a higher interest rate than the normal general account interest rate credited on money in the enhanced dollar cost averaging program. Changes in deferred sales inducements are as follows:

                                         SALES INDUCEMENTS
                                       ---------------------
                                       (DOLLARS IN MILLIONS)
      Balance at January 1, 2004               $ 196

      Capitalization                              40

      Amortization                                (1)
                                               -----
      Balance at March 31, 2004                  235
                                               -----
      Capitalization                              24

      Amortization                                (3)
                                               -----
      Balance at June 30, 2004                   256
                                               -----
      Capitalization                              33

      Amortization                                (8)
                                               -----
      Balance at September 30, 2004            $ 281
                                               =====

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

      Liabilities and assets designated to the closed block are as follows:

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                        2004             2003
                                                                                   -------------     ------------
                                                                                        (DOLLARS IN MILLIONS)
      CLOSED BLOCK LIABILITIES
      Future policy benefits                                                          $ 42,137         $ 41,928
      Other policyholder funds                                                             250              260
      Policyholder dividends payable                                                       757              682
      Policyholder dividend obligation                                                   2,161            2,130
      Payables under securities loaned transactions                                      5,210            6,418
      Other liabilities                                                                    257              180
                                                                                      --------         --------
           Total closed block liabilities                                               50,772           51,598
                                                                                      --------         --------

      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Investments:
           Fixed maturities available-for-sale, at fair value
                 (amortized cost: $28,884 and $30,381, respectively)                    30,818           32,348
           Equity securities, at fair value (cost: $572 and $217,
                 respectively)                                                             615              250
           Mortgage loans on real estate                                                 8,026            7,431
           Policy loans                                                                  4,052            4,036
           Short-term investments                                                           65              123
           Other invested assets                                                           467              108
                                                                                      --------         --------
                Total investments                                                       44,043           44,296
      Cash and cash equivalents                                                            237              531
      Accrued investment income                                                            527              527
      Deferred income taxes                                                              1,019            1,043
      Premiums and other receivables                                                       117              164
                                                                                      --------         --------
           Total assets designated to the closed block                                  45,943           46,561
                                                                                      --------         --------
      Excess of closed block liabilities over assets designated
           to the closed block                                                           4,829            5,037
                                                                                      --------         --------
      Amounts included in accumulated other comprehensive loss:
           Net unrealized investment gains, net of deferred
                income tax of $712 and $730, respectively                                1,265            1,270
           Unrealized derivative gains (losses), net of deferred income
                tax benefit of ($20) and ($28), respectively                               (35)             (48)
           Allocated from policyholder dividend obligation, net of
                deferred income tax benefit of ($733) and ($778), respectively          (1,303)          (1,352)
                                                                                      --------         --------
                                                                                           (73)            (130)
                                                                                      --------         --------
      Maximum future earnings to be recognized from closed
           block assets and liabilities                                               $  4,756         $  4,907
                                                                                      ========         ========

      Information regarding the policyholder dividend obligation is as follows:

                                                                          NINE MONTHS ENDED        YEAR ENDED
                                                                         SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                                         ------------------     -----------------
                                                                                    (DOLLARS IN MILLIONS)
      Balance at beginning of period                                           $ 2,130                $1,882
      Impact on revenues, net of expenses and income taxes                         125                    --
      Change in unrealized investment and derivative gains (losses)                (94)                  248
                                                                               -------                ------
      Balance at end of period                                                 $ 2,161                $2,130
                                                                               =======                ======

      Closed block revenues and expenses are as follows:

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                              -------------------          ---------------------
                                                               2004          2003           2004            2003
                                                               ----          ----           ----            ----
                                                                                (DOLLARS IN MILLIONS)
      REVENUES
      Premiums                                                $  759        $   809         $2,283         $ 2,433
      Net investment income and other revenues                   629            639          1,892           1,904
      Net investment gains (losses)                               24            (29)             9             (81)
                                                              ------        -------         ------         -------
                Total revenues                                 1,412          1,419          4,184           4,256
                                                              ------        -------         ------         -------
      EXPENSES
      Policyholder benefits and claims                           815            879          2,518           2,643
      Policyholder dividends                                     368            392          1,098           1,178
      Change in policyholder dividend obligation                  85             --            125              --
      Other expenses                                              67             73            207             225
                                                              ------        -------         ------         -------
                Total expenses                                 1,335          1,344          3,948           4,046
                                                              ------        -------         ------         -------
      Revenues net of expenses before income taxes                77             75            236             210
      Income taxes                                                28             27             85              76
                                                              ------        -------         ------         -------
      Revenues net of expenses and income taxes               $   49        $    48         $  151         $   134
                                                              ======       =======         ======         =======

      The change in maximum future earnings of the closed block is as follows:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ------------------                -------------------
                                                  2004          2003                2004           2003
                                                  ----          ----                ----           ----
                                                                (DOLLARS IN MILLIONS)
      Balance at end of period                  $ 4,756       $ 4,980             $ 4,756        $ 4,980
      Balance at beginning of period              4,805         5,028               4,907          5,114
                                                -------       -------             -------        -------
      Change during period                      $   (49)      $   (48)            $  (151)       $  (134)
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

      Many of the derivative instrument strategies used by the Company are also used for the closed block. The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                     SEPTEMBER 30, 2004                   DECEMBER 31, 2003
                             ----------------------------------    -----------------------------------
                                                FAIR VALUE                           FAIR VALUE
                             NOTIONAL     ----------------------   NOTIONAL      ---------------------
                              AMOUNT      ASSETS     LIABILITIES    AMOUNT       ASSETS    LIABILITIES
                             --------     ------     -----------    ------       ------    -----------
                                                      (DOLLARS IN MILLIONS)
      BY TYPE OF HEDGE
      Fair value              $ 47          $--         $  1         $  6        $   --        $ 1
      Cash flow                626            1           91          473            --         80
      Non-qualifying           138           --           19           90            --         12
                              ----          ---         ----         ----        ------        ---
           Total              $811          $ 1         $111         $569        $   --        $93
                              ====          ===         ====         ====        ======        ===

      Based upon the type of derivative instrument and strategy, the income effects of qualifying derivatives are reported with the results of the associated risk. Therefore, the periodic settlements, amortization, and disposal gains and losses from interest rate caps, options, futures and interest rate, foreign currency and credit default swaps that qualify for hedge accounting are reported as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------         -------------------------------
                                       2004                2003                 2004               2003
                                       ----                ----                 ----               ----
                                                                (DOLLARS IN MILLIONS)
Net investment income (loss)       $           1      $           --        $          --      $            (1)
Net investement gains (losses)                (1)                 --                   (2)                   5
                                   -------------      ---------------       -------------      ---------------
     Total                         $          --      $           --        $          (2)     $             4
                                   =============      ===============       =============      ===============

      The following table represents fair value hedges for the:

                                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------     -------------------------------
                                                                      2004      2003                      2004       2003
                                                                      ----      ----                      ----       ----
                                                                                (DOLLARS IN MILLIONS)
      Changes in the fair value of qualifying hedges                $     --     $ 4                     $     --    $3
      Changes in the hedged items reported in net investment
      gains (losses)                                                      --      --                           --     1
                                                                    --------     ---                     --------    --
      Net ineffectiveness gains (losses) from fair value
      hedging activities                                            $     --     $ 4                     $     --    $4
                                                                    ========     ===                     ========    ==

      There were no discontinued fair value hedges during the three months and nine months ended September 30, 2004 or 2003.

      The following table represents cash flow hedges for the:

                                                               THREE           NINE                        THREE           NINE
                                                            MONTHS ENDED   MONTHS ENDED   YEAR ENDED    MONTHS ENDED   MONTHS ENDED
                                                            SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                2004           2004           2003           2003           2003
                                                            -------------  -------------  ------------  -------------  -------------
                                                                                    (DOLLARS IN MILLIONS)
      Changes in the qualifying hedges                          $ 16           $ 24           $(106)         $(25)           $(73)

      Less: Gains (losses) deferred in other
      comprehensive income on the effective portion
      of cash flow hedges                                          7             24             (93)          (15)            (63)
                                                                ----           ----           -----          ----            ----
      Net ineffectiveness recorded in net investment
      gains (losses) from cash flow hedging activities          $  9           $ --           $ (13)         $(10)           $(10)
                                                                ====           ====           =====          ====            ====
      Other comprehensive income balance at the beginning
      of the period                                             $(61)          $(76)          $  20          $(29)           $ 20

      Gains (losses) deferred in other comprehensive
      income on the effective portion of cash flow hedges          7             24             (93)          (15)            (63)

      Amortization of transition adjustment                       (1)            (3)             (3)           (1)             (2)
                                                                ----           ----           -----          ----            ----
      Other comprehensive income balance at the end of
      the period                                                $(55)          $(55)          $ (76)         $(45)           $(45)
                                                                ====           ====           =====          ====            ====

      There were no discontinued cash flow hedges during the three months and nine months ended September 30, 2004 or 2003.

      Based on the type of derivative instrument and strategy, the income effects of non-qualifying derivatives are reported with the results of the associated risk. For the three months and nine months ended September 30, 2004, the Company recognized net investment losses of $8 million and net investment gains of $1 million, respectively, from derivatives not qualifying for hedge accounting. For the three months and nine months ended September 30, 2003, the Company recognized net investment gains of $7 million and net investment losses of $15 million, respectively, from derivatives not qualifying for hedge accounting. The use of these non-speculative derivatives is permitted by the relevant state insurance departments.

7. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2004.

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

      Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of September 30, 2004, there are approximately 333 sales practices lawsuits pending against Metropolitan Life; approximately 46 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 56 sales practices lawsuits pending against General American. Metropolitan Life, New England and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

     Metropolitan Life previously reported that it had received approximately 60,300 asbestos-related claims in 2003 and approximately 53,200 such claims in the first nine months of 2003. In the context of a change in Metropolitan Life's asbestos claims administrator in the second half of 2003, there was a minor overstatement of Metropolitan Life's reported asbestos-related claims in 2003 and the first half of 2004. Accordingly, Metropolitan Life now reports that it received approximately 58,650 asbestos-related claims in 2003 and 19,100 of such claims in the first nine months of 2004 (12,900 claims in the first six months of 2004), compared to approximately 53,000 in the first nine months of 2003.

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

      Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

PROPERTY AND CASUALTY ACTIONS

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. During the first quarter of 2004, a purported class action was filed against Metropolitan Property and Casualty Insurance Company in Florida on behalf of medical practitioners who provide MRI services. The suit claims breach of contract and unjust enrichment arising out of the alleged failure to include a consumer price index adjustment when paying MRI provider fees. Metropolitan Property and Casualty Insurance Company is vigorously defending itself against this lawsuit. Two purported nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and discovery is ongoing. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Discovery is ongoing.

      A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. This suit has been stayed pending resolution of these issues by the Montana Supreme Court in a suit involving another insurer. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

DEMUTUALIZATION ACTIONS

    Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, MetLife, Inc. (the "Holding Company"), the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. On February 21, 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Defendants have moved to dismiss part of the consolidated amended complaint, and plaintiffs have served their motion to certify a litigation class. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under
Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a purported class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint on April 2, 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. On September 8, 2004, the court denied defendants' motion for summary judgment as premature. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

      On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. In July 2004, the plaintiffs served an amended complaint. The amended complaint challenges the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserts claims of breach of fiduciary duty, common law fraud, and unjust enrichment. Plaintiffs seek compensatory and punitive damages, as well as attorneys' fees and costs. The Holding Company and Metropolitan Life have moved to dismiss the amended complaint. In October 2003, the United States District Court for the Western District of Pennsylvania dismissed plaintiffs' similar complaint alleging that the demutualization breached the terms of the 1999 settlement agreement and unjustly enriched the Holding Company and Metropolitan Life. The Holding Company and Metropolitan Life intend to contest this matter vigorously.


RACE-CONSCIOUS UNDERWRITING CLAIMS

    Insurance departments in a number of states initiated inquiries in 2000 about possible race-conscious underwriting of life insurance. These inquiries generally have been directed to all life insurers licensed in their respective states, including Metropolitan Life and certain of its affiliates. The New York Insurance Department concluded its examination of Metropolitan Life concerning possible past race-conscious underwriting practices. On April 28, 2003, the United States District Court for the Southern District of New York approved a class action settlement of a consolidated action against Metropolitan Life alleging racial discrimination in the marketing, sale, and administration of life insurance policies. Metropolitan Life also entered into settlement agreements to resolve the regulatory examination.

      Twenty lawsuits involving approximately 140 plaintiffs were filed in federal and state court in Alabama, Mississippi and Tennessee alleging federal and/or state law claims of racial discrimination in connection with the sale, formation, administration or servicing of life insurance policies. Metropolitan Life resolved the claims of some of these plaintiffs through settlement, and some additional plaintiffs have voluntarily dismissed their claims. Metropolitan Life resolved claims of some additional persons who opted out of the settlement class referenced in the preceding paragraph but who had not filed suit. The actions filed in Alabama and Tennessee have been dismissed; one action filed in Mississippi remains pending. In the pending action, Metropolitan Life is contesting plaintiffs' claims vigorously.

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

      A purported class action in which two policyholders seek to represent a class of owners of participating life insurance policies is pending in state court in New York. Plaintiffs assert that Metropolitan Life breached their policies in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action. Plaintiffs have moved to certify a litigation class. Metropolitan Life is vigorously defending the case.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. State Street Research Investment Services ("SSRIS"), one of the Company's indirect broker/dealer subsidiaries, has entered into a settlement with the NASD resolving all outstanding issues relating to its investigation. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a so-called "Wells Notice" stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under the SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

     In October 2004, the SEC informed MetLife that it anticipates issuing a formal order of investigation related to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The Company intends to fully cooperate with respect to any inquiries from the SEC.

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received a subpoena, including a set of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents concerning contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife is continuing to conduct an internal review of its commission payment practices. The Company continues to fully cooperate with these inquiries and is responding to the subpoenas and other requests.

     Two class action lawsuits were filed in the United States District Court for the Southern District of New York, on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against defendants MetLife and certain officers of the Company. In the context of contingent commissions, the Complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding the Company's financial performance throughout the class period that had the effect of artificially inflating the market price of the Company's securities. The plaintiffs in these actions seek compensatory and other relief. The Company and other defendants intend to vigorously defend these cases.

     A case has been brought in California state court against MetLife, other insurers and an insurance broker, among others, alleging that the insurers and the broker violated Section 17200 of the California Business and Profession Act by engaging in unfair trade practices concerning contingent commissions and fees paid to the broker. Additionally, a civil RICO action has been brought against MetLife, other insurers, and a broker in a California federal court with respect to issues concerning contingent commissions and fees paid to the broker. The Company intends to vigorously defend these cases.

     In addition to those discussed above, a number of inquiries of the insurance industry by regulators and others are now pending regarding industry brokerage practices and related matters and others may begin. It is reasonably possible that MetLife will receive additional subpoenas, interrogatories, requests and lawsuits. MetLife will fully cooperate with all regulatory inquiries and vigorously defend all lawsuits.

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

COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

    The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were approximately $1.4 billion at both September 30, 2004 and December 31, 2003. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

    During the nine months ended September 30, 2004, the Company recorded liabilities of $10 million with respect to indemnities provided in certain dispositions. The approximate term for these liabilities ranges from 12 to 18 months. The maximum potential amount of future payments that MetLife could be required to pay is $73 million. Due to the uncertainty in assessing changes to the liabilities over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The fair value of the remaining indemnities, guarantees and commitments entered into was insignificant and thus, no liabilities were recorded. The Company's recorded liability at September 30, 2004 and December 31, 2003 for indemnities, guarantees and commitments provided to third parties, excluding amounts recorded during the first nine months of 2004, is insignificant.

    The Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $1.3 billion at September 30, 2004. The credit default swaps expire at various times during the next seven years.

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

    The components of net periodic benefit cost were as follows:

                                                                                         OTHER
                                       PENSION BENEFITS         PENSION BENEFITS        BENEFITS         OTHER BENEFITS
                                      -------------------      ------------------   ---------------     -----------------
                                         FOR THE THREE            FOR THE NINE        FOR THE THREE       FOR THE NINE
                                          MONTHS ENDED            MONTHS ENDED        MONTHS ENDED         MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                        2004        2003        2004        2003     2004     2003       2004        2003
                                        ----        ----        ----        ----     ----     ----       ----        ----
                                                                       (DOLLARS IN MILLIONS)
Service cost                          $  32         $ 31       $  97       $  92    $  7      $ 10      $ 25         $ 30
Interest cost                            78           78         234         235      28        31        90           93
Expected return on plan assets         (107)         (84)       (322)       (251)    (19)      (18)      (57)         (54)
Amortization of prior
 actuarial gains                         30           26          88          76      (5)       (3)       (7)          (9)
Curtailment (credit) cost                --            3          --           9      --         1        --            3
                                       ----         ----        ----        ----     ---      ----       ---         ----
Net periodic benefit (credit) cost    $  33         $ 54       $  97       $ 161    $ 11      $ 21      $ 51         $ 63
                                       ====         ====        ====        ====     ===      ====       ===         ====

    The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The postretirement benefit plan assets and accumulated benefit obligation were remeasured effective July 1, 2004 in order to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced $213 million and net periodic postretirement benefit cost for the third quarter was reduced $9 million. The reduction of net periodic benefit cost is due to reductions in service cost of $2 million, interest cost of $3 million, and amortization of prior actuarial loss of $4 million.

EMPLOYER CONTRIBUTIONS

    As of September 30, 2004, contributions of $575 million have been made to the pension plans and the Company presently anticipates contributing an additional $15 million to fund its pension plans in 2004 for a total of $590 million. Contributions to the postretirement benefit plans are expected to be $89 million.

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

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                ------------------        -----------------
                                                                2004          2003        2004         2003
                                                                ----          ----        ----         ----
                                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Net income                                                       $695          $574       $2,247      $1,516

Charge for conversion of company-obligated mandatorily
 redeemable securities of a subsidiary trust (1)                   --            --           --         (21)
                                                                -----         -----       ------      ------
Net income available to common shareholders                       695           574        2,247       1,495

Add: Stock-based employee compensation expense, net of
 income taxes, included in reported net income                      7             2           20           7

Deduct: Total stock-based employee compensation
 determined under fair value based method for all awards, net
 of income taxes                                                  (11)           (9)         (34)        (29)
                                                                -----         -----       ------      ------
Pro forma net income available to common shareholders (2) (3)    $691          $567       $2,233      $1,473
                                                                =====         =====       ======      ======
BASIC EARNINGS PER SHARE
As reported                                                     $0.93         $0.75        $2.99       $2.05
                                                                =====         =====       ======      ======
Pro forma (2) (3)                                               $0.92         $0.75        $2.97       $2.02
                                                                =====         =====       ======      ======
DILUTED EARNINGS PER SHARE
As reported                                                     $0.92         $0.75        $2.97       $2.04
                                                                =====         =====       ======      ======
Pro forma (2) (3)                                               $0.92         $0.75        $2.95       $2.01
                                                                =====         =====       ======      ======


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


(3) Includes the Company's ownership share of stock compensation costs related to the Reinsurance Group of America, Incorporated ("RGA"), incentive stock plan.

10. COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

                                                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                          -------------------    -------------------
                                                                           2004        2003        2004        2003
                                                                           ----        ----        ----        ----
                                                                                    (DOLLARS IN MILLIONS)
Net income                                                                  $695       $574       $2,247     $1,516
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative instruments, net of
    income taxes                                                              (5)       (96)          80       (165)
  Unrealized investment gains (losses), net of related offsets,
    reclassification adjustments and income taxes                          1,021       (183)        (134)     1,051
  Cumulative effect of a change in accounting, net of income taxes            --         --           90         --
  Foreign currency translation adjustments                                    61        (18)         (34)       125
  Minimum pension liability adjustment                                        --         --           --         (9)
                                                                          ------       ----       ------     ------
Other comprehensive income (loss):                                         1,077       (297)           2      1,002
                                                                          ------       ----       ------     ------
  Comprehensive income (loss)                                             $1,772       $277       $2,249     $2,518
                                                                          ======       ====       ======     ======

11.  EARNINGS PER SHARE

     The following table presents the weighted average shares used in calculating basic earnings per share and those used in calculating diluted earnings per share for each income category presented below:

                                                                  THREE MONTHS                          NINE MONTHS
                                                                ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                       ---------------------------------     --------------------------------
                                                             2004              2003               2004               2003
                                                             ----              ----               ----               ----
                                                                  (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding for basic
 earnings per share                                       747,996,528        760,146,381       752,592,506        730,788,635
Incremental shares from assumed:
 Exercise of stock options                                  4,134,660             65,029         3,519,095                 --
 Issuance under deferred stock compensation                 1,233,617            716,283         1,037,985            533,422
                                                        -------------      -------------     -------------      -------------
Weighted average common stock outstanding for diluted
 earnings per share                                       753,364,805        760,927,693       757,149,586        731,322,057
                                                        =============      =============     =============      =============
INCOME FROM CONTINUING OPERATIONS                       $         699      $         551     $       2,202      $       1,407

Charge for conversion of company-obligated mandatorily
 redeemable securities of a subsidiary trust (1)                   --                 --                --                (21)
                                                        -------------      -------------     -------------      -------------
INCOME FROM CONTINUING OPERATIONS AVAILABLE
 TO COMMON SHAREHOLDERS                                 $         699      $         551     $       2,202      $       1,386
                                                        =============      =============     =============      =============
 Basic earnings per share                               $        0.93      $        0.72     $        2.93      $        1.90
                                                        =============      =============     =============      =============
 Diluted earnings per share                             $        0.93      $        0.72     $        2.91      $        1.90
                                                        =============      =============     =============      =============
INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE
 TO COMMON SHAREHOLDERS                                 $          (4)     $          23     $         131      $         109
                                                        =============      =============     =============      =============
 Basic earnings per share                               $       (0.01)     $        0.03     $        0.17      $        0.15
                                                        =============      =============     =============      =============
 Diluted earnings per share                             $       (0.01)     $        0.03     $        0.17      $        0.15
                                                        =============      =============     =============      =============
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING, NET
 OF INCOME TAXES                                        $          --      $          --     $         (86)     $          --
                                                        =============      =============     =============      =============
 Basic earnings per share                               $          --      $          --     $       (0.11)     $          --
                                                        =============      =============     =============      =============
 Diluted earnings per share                             $          --      $          --     $       (0.11)     $          --
                                                        =============      =============     =============      =============
NET INCOME                                              $         695      $         574     $       2,247      $       1,516

Charge for conversion of company-obligated mandatorily
 redeemable securities of a subsidiary trust (1)                   --                 --                --                (21)
                                                        -------------      -------------     -------------      -------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS             $         695      $         574     $       2,247      $       1,495
                                                        =============      =============     =============      =============
 Basic earnings per share                               $        0.93      $        0.75     $        2.99      $        2.05
                                                        =============      =============     =============      =============
 Diluted earnings per share                             $        0.92      $        0.75     $        2.97      $        2.04
                                                        =============      =============     =============      =============


------------

(1) See Note 9 for a discussion of this charge included in the calculation of net income available to common shareholders.

    On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program will begin after the completion of an earlier $1 billion repurchase program that was announced on February 19, 2002. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company acquired 13,931,885 shares of common stock for approximately $496 million during the nine months ended September 30, 2004. The Holding Company did not acquire any shares of common stock during the nine months ended September 30, 2003. The Holding Company issued 1,268,922 shares of common stock from treasury stock for $37 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, 59,884,064 shares of common stock were issued from treasury stock, 59,771,221 of which were issued in connection with the settlement of common stock purchase contracts for approximately $1,006 million. At September 30, 2004, the Holding Company had approximately $213 million remaining on its existing share repurchase program.

12. BUSINESS SEGMENT INFORMATION

    The Company provides insurance and financial services to customers in the United States, Canada, Central America, South America, Asia and various other international markets. The Company's business is divided into five segments:
Institutional, Individual, Auto & Home, International and Reinsurance. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

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

    Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months and nine months ended September 30, 2004 and 2003. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains (losses), net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

FOR THE THREE MONTHS ENDED                                        AUTO &                                  CORPORATE &
SEPTEMBER 30, 2004                  INSTITUTIONAL  INDIVIDUAL      HOME    INTERNATIONAL   REINSURANCE      OTHER        TOTAL
--------------------------------    -------------  ----------     ------   -------------   -----------    -----------    -----
                                                                             (DOLLARS IN MILLIONS)
Premiums                                $2,711       $1,023         $740          $445         $822          $ (5)       $5,736
Universal life and investment-
 type product policy fees                  178          467           --            91           --             2           738
Net investment income                    1,101        1,526           40           151          144           114         3,076
Other revenues                             152          109            8             2           14             7           292
Net investment gains (losses)              121          107           (1)            3          (17)           (7)          206
Income (loss) from continuing
 operations before provision for
 income taxes                              516          375           40            58           22           (11)        1,000

FOR THE THREE MONTHS ENDED                                        AUTO &                                  CORPORATE &
SEPTEMBER 30, 2003                  INSTITUTIONAL  INDIVIDUAL      HOME    INTERNATIONAL   REINSURANCE      OTHER         TOTAL
--------------------------------    -------------  ----------     ------   -------------   -----------    -----------     -----
                                                                             (DOLLARS IN MILLIONS)
Premiums                               $ 2,260       $1,064         $735          $445         $579          $ (4)       $5,079
Universal life and investment-
 type product policy fees                  167          386           --            70           --            --           623
Net investment income                      976        1,549           39           119          122            41         2,846
Other revenues                             144           96           10            20           11            18           299
Net investment gains (losses)              (36)         (76)           2             8            5           (29)         (126)
Income (loss) from continuing
 operations before provision for
 income taxes                              347          226           56            62           30           (27)          694


FOR THE NINE MONTHS ENDED                                         AUTO &                                  CORPORATE &
SEPTEMBER 30, 2004                  INSTITUTIONAL  INDIVIDUAL      HOME    INTERNATIONAL  REINSURANCE       OTHER         TOTAL
--------------------------------    -------------  ----------     ------   -------------  -----------     -----------     -----
                                                                             (DOLLARS IN MILLIONS)
Premiums                               $ 7,518       $3,008       $2,211        $1,262       $2,445          $(10)      $16,434
Universal life and investment-
 type product policy fees                  536        1,345           --           260           --             2         2,143
Net investment income                    3,298        4,584          130           411          410           293         9,126
Other revenues                             471          332           23            14           41             8           889
Net investment gains (losses)              263          119           (6)           26           35           (68)          369
Income (loss) from continuing
 operations before provision for
 income taxes                            1,652        1,010          189           253          104          (155)        3,053


FOR THE NINE MONTHS ENDED                                         AUTO &                                  CORPORATE &
SEPTEMBER 30, 2003                  INSTITUTIONAL  INDIVIDUAL      HOME    INTERNATIONAL  REINSURANCE       OTHER         TOTAL
--------------------------------    -------------  ----------     ------   -------------  -----------     -----------     -----
                                                                             (DOLLARS IN MILLIONS)
Premiums                                $6,730       $3,160       $2,168        $1,230       $1,719          $(13)      $14,994
Universal life and investment-
 type product policy fees                  482        1,124           --           192           --            --         1,798
Net investment income                    2,948        4,636          119           373          353           126         8,555
Other revenues                             438          291           23            54           35            45           886
Net investment gains (losses)             (144)        (199)          (4)            7            6           (94)         (428)
Income (loss) from continuing
 operations before provision for
 income taxes                              968          617          130           196           93          (134)        1,870

    The following amounts are reported as discontinued operations on investments in Real Estate -- Held-for-Sale in accordance with SFAS 144:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                           ---------------------        --------------------
                                            2004           2003          2004          2003
                                            ----           ----          ----          ----
                                                          (DOLLARS IN MILLIONS)
Net investment income
 Institutional                              $  3            $--          $  4           $ 4
 Individual                                   (1)             1            --             4
 Corporate & Other                            --             20            39            43
                                            ----            ---          ----           ---
  Total net investment income               $  2            $21          $ 43           $51
                                            ====            ===          ====           ===


Net investment gains (losses)
 Institutional                              $ (5)           $ 5          $ (3)          $45
 Individual                                    1             --             4            47
 Corporate & Other                           (12)             2           135             5
                                            ----            ---          ----           ---
  Total net investment gains (losses)       $(16)           $ 7          $136           $97
                                            ====            ===          ====           ===


    The following table presents assets with respect to the Company's operating segments at:

                          SEPTEMBER 30,      DECEMBER 31,
                              2004              2003
                            --------          --------
                                 (DOLLARS IN MILLIONS)
Assets

 Institutional              $123,241          $113,743
 Individual                  171,612           165,774
 Auto & Home                   5,534             4,698
 International                10,076             9,935
 Reinsurance                  14,080            12,833
 Corporate & Other            21,636            19,858
                            --------          --------
  Total                     $346,179          $326,841
                            ========          ========


    Corporate & Other includes various start-up and run-off entities, as well as the elimination of all intersegment amounts. The elimination of intersegment amounts relates to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment reinsurance transactions. Additionally, the Company's ancillary Asset Management business is included in the results of operations for Corporate & Other.

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

    Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $9,056 million and $7,829 million for the three months ended September 30, 2004 and 2003, respectively, which represented 90% and 90%, respectively, of consolidated revenues. Revenues from U.S. operations were $26,084 million and $23,294 million for the nine months ended September 30, 2004 and 2003, respectively, which represented 90% and 90%, respectively, of consolidated revenues.

13. DISCONTINUED OPERATIONS

    REAL ESTATE

    The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale is presented as discontinued operations. These assets are carried at the lower of cost or market.

The following table presents the components of income from discontinued operations:

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------    -------------------------------
                                                     2004              2003              2004              2003
                                                 ------------      ------------      ------------      ------------
                                                                        (DOLLARS IN MILLIONS)
Investment income                                $          5      $         46      $         76      $        125
Investment expense                                         (3)              (25)              (33)              (74)
Net investment gains (losses)                             (16)                7               136                97
                                                 ------------      ------------      ------------      ------------
  Total revenues                                          (14)               28               179               148
Interest expense                                           --                 1                13                 1
Provision for income taxes                                 (5)                9                58                53
                                                 ------------      ------------      ------------      ------------
  Income (Loss) from discontinued operations     $         (9)     $         18      $        108      $         94
                                                 ============      ============      ============      ============

      The carrying value of real estate related to discontinued operations was $93 million and $891 million at September 30, 2004 and December 31, 2003, respectively.

      In February of 2004, MetLife entered into a marketing agreement to sell one of its real estate investments, Sears Tower, and reclassified the property from Real Estate -- Held-for-Investment to Real Estate -- Held-for-Sale. The sale, which occurred in April 2004, resulted in a gain of $85 million, net of income taxes.

      OPERATIONS

      As discussed in Note 1, during the third quarter of 2004, the Company entered into an agreement to sell its wholly owned subsidiary, SSRM, to a third party. Accordingly, the assets, liabilities and operations of SSRM have been reclassified into discontinued operations for all periods presented. The operations of SSRM include affiliated revenues of $15 million and $44 million, respectively, for the three months and nine months ended September 30, 2004 and $14 million and $40 million, respectively, for the three months and nine months ended September 30, 2003 related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions are expected to continue after the sale of SSRM. The following tables present the operations of SSRM:

                                                            THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------  ------------------------------
                                                                 2004             2003             2004             2003
                                                             ------------     ------------     ------------     ------------
                                                                                  (DOLLARS IN MILLIONS)
Revenues from discontinued operations                        $         65     $         51     $        208     $        152
                                                             ------------     ------------     ------------     ------------
Income from discontinued operations before provision for
  income taxes                                               $          9     $          9     $         39     $         25

Provision for income taxes                                              4                4               16               10
                                                             ------------     ------------     ------------     ------------
  Income from discontinued operations                        $          5     $          5     $         23     $         15
                                                             ============     ============     ============     ============


                                                          SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                          ------------------    -----------------
                                                                 (DOLLARS IN MILLIONS)
Equity securities                                            $         28          $         14
Real estate and real estate joint ventures                             18                     3
Short term investments                                                 13                    17
Other invested assets                                                  11                     8
Cash and cash equivalents                                              39                    50
Premiums and other receivables                                         33                    23
Deferred income taxes receivable                                        1                    --
Other assets                                                           74                    68
                                                             ------------          ------------
  Total assets                                               $        217          $        183
                                                             ============          ============

Current income taxes payable                                 $          2          $          1
Deferred income taxes payable                                          --                     2
Other liabilities                                                      78                    67
                                                             ------------          ------------
  Total liabilities                                          $         80          $         70
                                                             ============          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For purposes of this discussion, the terms "MetLife" or the "Company" refer to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements included elsewhere herein.

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

DERIVATIVES

      The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities or to changing fair values. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations, and to hedge certain equity risks associated with guarantees offered on certain non-traditional long duration contracts. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the unaudited interim condensed consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

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

LITIGATION

      The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumption used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. [On a quarterly and yearly basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and contingencies to be reflected in the Company's consolidated financial statements. [The review includes senior legal and financial personnel.]] It is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      MetLife, Inc., through its subsidiaries and affiliates, is a leading provider of insurance and other financial services to individual and institutional customers. The MetLife companies serve individuals in approximately 13 million households in the U.S. and provide benefits to 37 million employees and family members through their plan sponsors. Outside the U.S., the MetLife companies serve approximately 8 million customers through direct insurance operations in Argentina, Brazil, Chile, China, Hong Kong, India, Indonesia, Mexico, South Korea, Taiwan and Uruguay. MetLife is organized into five business segments: Institutional, Individual, Auto & Home, International and Reinsurance.

      On August 25, 2004, the Company entered into an agreement to sell its wholly owned subsidiary, SSRM Holdings Inc. ("SSRM"), to a third party. Closing of the sale is expected to occur in early 2005 and the Company expects the transaction to have a positive impact on net income of between $145 million and $165 million. Under the terms of the agreement, MetLife will receive at closing up to $375 million in cash and stock, subject to adjustment at that time based on certain measures. MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over 5 years, depending on retention of certain MetLife-related business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company has reclassified the assets, liabilities and operations of SSRM into discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. Additionally, the pending sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining Asset Management business, which is insignificant, has been reclassified into Corporate & Other.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      The Company reported $695 million in net income and diluted earnings per share of $0.92 for the three months ended September 30, 2004 compared to $574 million in net income and diluted earnings per share of $0.75 for the three months ended September 30, 2003. Continued top-line revenue growth across all of the Company's business segments, strong interest rate spreads, and an improvement in net investment gains (losses) are the leading contributors to the 21% increase in net income in the third quarter of 2004 over the comparable 2003 period. Total premiums, fees and other revenues increased to $6.8 billion, up 13%, from the third quarter of 2003, primarily from continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. Continued improvement in interest rate spreads is largely due to higher than normal net investment income resulting from fees on corporate bond and commercial mortgage prepayments. In addition, an improvement in net investment gains (losses), net of income taxes, of $211 million is primarily due to lower credit-related losses and the recognition of equity gains from improved market conditions. The three months ended September 30, 2004 and 2003 benefited from certain items, the timing, nature and amount of which are generally not predictable. These items contributed a benefit of $9 million, net of income taxes, to the three months ended September 30, 2004 and a benefit of $64 million, net of income taxes, to the comparable 2003 period.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      The Company reported $2,247 million in net income and diluted earnings per share of $2.97 for the nine months ended September 30, 2004 compared to $1,516 million in net income and diluted earnings per share of $2.04 for the nine months ended September 30, 2003. Continued top-line revenue growth across all of the Company's business segments, strong interest rate spreads and an improvement in net investment gains (losses) are the leading contributors to the 48% increase in net income for the nine months ended September 30, 2004 over the comparable 2003 period. Total premiums, fees and other revenues increased to $19.5 billion, up 10%, from the first nine months of 2003, primarily from continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. Continued improvement in interest rate spreads is largely due to higher than normal net investment income from fees on corporate bond and commercial mortgage prepayments. In addition, an improvement in net investment gains (losses), net of income taxes, of $506 million is primarily attributable to lower credit-related losses and the recognition of equity gains from improved U.S. financial market conditions. These increases are partially offset by an $86 million, net of income taxes, cumulative effect of a change in accounting recorded in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). The nine months ended September 30, 2004 and 2003 benefited from certain items, the timing, nature and amount of which are generally not predictable. These items contributed a benefit of $113 million, net of income taxes, to the nine months ended
September 30, 2004 and a benefit of $159 million, net of income taxes, to the comparable 2003 period.

INDUSTRY TRENDS

      The Company's segments continue to be influenced by a variety of industry trends and the Company believes that each of its businesses is well positioned to capitalize on those trends. In general, the Company sees more employers, both large and small, outsourcing their benefits functions. Further, companies are offering broader arrays of voluntary benefits to help retain employees while adding little to their overall benefits costs. These trends will likely continue and in fact expand across companies of all sizes. Employers are also demanding substantial online access for their employees for various self-service functions. This functionality requires substantial information technology investment that smaller companies will find difficult to absorb. This will put pressure on those smaller and mid-size companies to gain scale quickly or exit the business. Additionally, the Company is seeing a continuing trend of employers moving to defined contribution plans over defined benefit plans.

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

DISCUSSION OF RESULTS

      The following table presents consolidated financial information for the Company for the periods indicated:

                                                                            THREE MONTHS                       NINE MONTHS
                                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                        2004             2003             2004             2003
                                                                    ------------     ------------     ------------     ------------
                                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $      5,736     $      5,079     $     16,434     $     14,994
Universal life and investment-type product policy fees                       738              623            2,143            1,798
Net investment income                                                      3,076            2,846            9,126            8,555
Other revenues                                                               292              299              889              886
Net investment gains (losses)                                                206             (126)             369             (428)
                                                                    ------------     ------------     ------------     ------------
  Total revenues                                                          10,048            8,721           28,961           25,805
                                                                    ------------     ------------     ------------     ------------

EXPENSES
Policyholder benefits and claims                                           5,933            5,149           16,713           15,044
Interest credited to policyholder account balances                           739              767            2,220            2,275
Policyholder dividends                                                       456              473            1,369            1,483
Other expenses                                                             1,920            1,638            5,606            5,133
                                                                    ------------     ------------     ------------     ------------
  Total expenses                                                           9,048            8,027           25,908           23,935
                                                                    ------------     ------------     ------------     ------------

Income from continuing operations before provision
  for income taxes                                                         1,000              694            3,053            1,870
Provision for income taxes                                                   301              143              851              463
                                                                    ------------     ------------     ------------     ------------
Income from continuing operations                                            699              551            2,202            1,407
Income (Loss) from discontinued operations, net of income taxes               (4)              23              131              109
                                                                    ------------     ------------     ------------     ------------
Income before cumulative effect of a change in accounting                    695              574            2,333            1,516
Cumulative effect of a change in accounting, net of income taxes              --               --              (86)              --
                                                                    ------------     ------------     ------------     ------------
Net income                                                          $        695     $        574     $      2,247     $      1,516
                                                                    ============     ============     ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003 -- THE COMPANY

      Income from continuing operations increased by $148 million, or 27%, to $699 million for the three months ended September 30, 2004 from $551 million in the comparable 2003 period. Income from continuing operations for the three months ended September 30, 2004 and 2003 includes the impact of certain transactions or events, the timing, nature and amount of which are generally not predictable. These items contributed a benefit of $9 million, net of income taxes, to the three months ended September 30, 2004 and a benefit of $64 million, net of income taxes to the comparable 2003 period, both of which are described in the Corporate & Other discussion below. Excluding the impact of these items, income from continuing operations increased by $203 million for the three months ended September 30, 2004 compared to the 2003 period. Included in this increase is an improvement in net investment gains (losses), net of income taxes, of $211 million. Also contributing to the increase is higher earnings from interest rate spreads of approximately $75 million, net of income taxes, in the Institutional and Individual segments. Additionally, Corporate & Other benefited from higher net investment income of $50 million, net of income taxes, and the Individual segment contributed $44 million, net of income taxes, as a result of increased income from policy fees on investment-type products. Partially offsetting these increases are non-deferrable expenses of $53 million, net of income taxes, primarily within the Institutional segment and Corporate & Other. Higher DAC amortization of $35 million, net of income taxes, and increased policyholder dividends of $28 million, net of income taxes, within the Individual segment also offset these increases. Additionally, the Auto & Home segment experienced increased catastrophe losses of $58 million, net of income taxes.

      Premiums, fees and other revenues increased by $765 million, or 13%, to $6,766 million for the three months ended September 30, 2004 from $6,001 million for the comparable 2003 period. The Institutional segment represents approximately 61% of the year over year increase. This increase stems largely from increased structured settlements sales and pension close-outs, sales growth and the acquisitions of new businesses in the group life and the non-medical health and other businesses. The Reinsurance segment contributed approximately 32% to the Company's period over period increase in premium, fees and other revenues. This growth is primarily attributable to this segment's coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life") and continued growth in the Reinsurance segment's traditional and life reinsurance operations.

      Interest rate spreads, which generally represent the margin between net investment income and interest credited to policyholder account balances, were considerably higher across the Institutional and Individual segments during the three months ended September 30, 2004 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors including business growth, movement in interest rates, and certain investment and investment-related transactions such as corporate joint ventures and corporate bond and commercial mortgage prepayments for which the timing of occurrence is uncertain, and as a result can fluctuate from period to period. If interest rates remain low, it may result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could negatively impact the Company's future financial results.

      Underwriting results in the Institutional and Individual segments were relatively flat in the third quarter of 2004 compared to the same period of the prior year. Underwriting results are significantly influenced by mortality and morbidity experience and the reinsurance activity related to certain blocks of business, and, as a result, can fluctuate from period to period. Underwriting results in the Auto & Home segment were favorable as the combined ratio declined to an unusually low level of 84.8%, excluding catastrophes, from 95.9% in the prior year period. This result is largely due to continued improvement in both auto and homeowner claim frequencies, lower auto severities and an increase in average earned premiums.

      Other expenses increased by $282 million, or 17%, to $1,920 million for the three months ended September 30, 2004 from $1,638 million for the comparable 2003 period. The 2003 quarter includes a $44 million benefit from the reduction of a previously established liability related to the Company's race-conscious underwriting settlement. Excluding the impact of this item, other expenses increased by $238 million, or 14%, from the comparable 2003 period. This variance is, in part, attributable to an increase in non-deferrable commission and premium tax expenses associated with general business growth as well as increases in direct business support expenses in the Institutional segment. Additionally, the Individual segment's other expenses increased due to accelerated DAC amortization. Further, the transaction with Allianz Life, mentioned above, contributed to this overall increase. The International segment's other expenses increased due to general business growth, which was more than offset by the sale of the Spanish operations, resulting in a decrease in expenses for that segment.

      Net investment gains (losses) improved by $332 million, or 263%, to $206 million for the three months ended September 30, 2004 from ($126) million for the comparable 2003 period. This improvement is primarily due to lower credit-related losses and the recognition of equity gains from the improved market conditions.

      Income tax expense for the three months ended September 30, 2004 was $301 million, or 30% of income from continuing operations before provision for income taxes, compared with $143 million, or 21%, for the comparable 2003 period. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the 2004 effective tax rate reflects an adjustment consisting primarily of a revision in the estimate of income taxes for 2003. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, and tax benefits related to the sale of foreign subsidiaries. In addition, the 2003 effective tax rate reflects an adjustment consisting primarily of a revision in the estimate of income taxes for 2002.

      The income (loss) from discontinued operations is comprised of the operations of SSRM and net investment income and net investment gains related to properties that the Company has classified as available-for-sale. The Company entered into an agreement to sell SSRM during the third quarter of 2004. The sale is expected to close in early 2005 and is expected to result in a positive impact on net income of between $145 million and $165 million.

      Income (Loss) from discontinued operations, net of income taxes, decreased $27 million, or 117%, to ($4) million for the three months ended September 30, 2004 from $23 million for the comparable 2003 period. The decrease in income
(loss) from discontinued operations is primarily due to a decrease in income from the sale of income-producing properties in the fourth quarter of 2003 and the second quarter of 2004, as well as the recognition of losses on properties classified as held-for-sale in the third quarter of 2004. For the three months ended September 30, 2004 and 2003, the Company recognized $16 million of net investment losses and $7 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 -- THE COMPANY

      Income from continuing operations increased by $795 million, or 57%, to $2,202 million for the nine months ended September 30, 2004 from $1,407 million in the comparable 2003 period. Income from continuing operations for the nine months ended September 30, 2004 and 2003 includes the impact of certain transactions or events, the timing, nature and amount of which are generally not predictable. These transactions are described in the applicable segment's discussion below. These items contributed a benefit of $113 million, net of income taxes, to the nine months ended September 30, 2004 and a benefit of $159 million, net of income taxes, to the comparable 2003 period. Excluding the impact of these items, income from continuing operations increased by $841 million for the nine months ended September 30, 2004 compared to the prior 2003 period. This increase is primarily the result of an improvement in net investment gains (losses), net of income taxes, of $506 million. Also contributing to the increase is higher earnings from interest rate spreads of approximately $237 million, net of income taxes, in the Institutional and Individual segments. Additionally, the Individual segment contributed $134 million, net of income taxes, as a result of increased income from policy fees on investment-type products, and Corporate & Other benefited from higher net investment income of $106 million, net of income taxes. Partially offsetting these increases are higher catastrophe losses of $69 million, net of income taxes, in the Auto & Home segment. Also, contributing to this offset is an increase in direct business support expenses across several segments.

      Premiums, fees and other revenues increased by $1,788 million, or 10%, to $19,466 million for the nine months ended September 30, 2004 from $17,678 million from the comparable 2003 period. The Institutional segment contributed 49% of the period over period increase. This increase stems largely from increased structured settlements sales and pension close outs, sales growth and the acquisitions of new businesses in the group life and the non-medical health and other businesses. The Reinsurance segment contributed approximately 41% to the Company's period over period increase in premium, fees and other revenues. This growth is primarily attributable to this segment's coinsurance agreement with Allianz Life and continued growth in its traditional life reinsurance operations.

      Interest rate spreads, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased across the Institutional and Individual segments during the nine months ended September 30, 2004 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors including business growth, movement in interest rates, and certain investment and investment-related transactions such as corporate joint ventures and corporate bond and commercial mortgage prepayments for which the timing of occurrence is uncertain, and as a result can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression would adversely impact the Company's future financial results.

      Underwriting results in the Institutional and Individual segments in the nine months ended September 30, 2004 were less favorable compared to the 2003 period. Underwriting results are significantly influenced by mortality and morbidity experience and the reinsurance activity related to certain blocks of business, and, as a result, can fluctuate from period to period. Underwriting results in the Auto & Home segment were favorable as the combined ratio declined to an unusually low level of 89.8%, excluding catastrophes, from 97.6% in the prior year period. This result is largely due to continued improvement in both auto and homeowner claim frequencies, lower auto severities and an increase in average earned premiums.

      Other expenses increased by $473 million, or 9%, to $5,606 million for the nine months ended September 30, 2004 from $5,133 million for the comparable 2003 period. The 2003 period includes the impact of a $144 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement. In addition, the 2003 period includes a $48 million charge related to certain improperly deferred expenses at New England Financial and a $45 million charge related to a change in reserve methodology in the Company's International segment. The 2004 period reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $443 million, or 9%, from the comparable 2003 period. This variance is attributable to an increase in non-deferrable commission and premium tax expenses associated with general business growth, as well as increases in direct business support expenses, infrastructure improvements and costs associated with office consolidations in the Institutional segment. The Individual segment increased due to accelerated DAC amortization, as well as an increase in expenses associated with general business growth. Additionally, the transaction with Allianz Life, mentioned above, contributed to this overall increase. The International segment's other expenses increased due to general business growth, which is more than offset by the sale of the Spanish operations, resulting in a decrease in expenses.

      Net investment gains (losses) improved by $797 million, or 186%, to $369 million for the nine months ended September 30, 2004 from ($428) million for the comparable 2003 period. This improvement is primarily due to lower credit-related losses and the recognition of equity gains from the improved market conditions.

      Income tax expense for the nine months ended September 30, 2004 was $851 million, or 28% of income from continuing operations before provision for income taxes, compared with $463 million, or 25%, for the comparable 2003 period. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing, decreasing the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforward in Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also, the 2004 effective tax rate reflects an adjustment consisting primarily of a revision in the estimate of income taxes for 2003. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a tax recovery of prior year tax overpayments on tax-exempt bonds, a reduction of the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards, and tax benefits related to the sale of foreign subsidiaries. In addition, the 2003 effective tax rate reflects an adjustment consisting primarily of a revision in the estimate of income taxes for 2002.

      The income (loss) from discontinued operations is comprised of the operations of SSRM and net investment income and net investment gains related to properties that the Company has classified as available-for-sale. The Company entered into an agreement to sell SSRM during the third quarter of 2004. The sale is expected to close in early 2005 and is expected to have a positive impact on net income of between $145 million and $165 million.

      Income (Loss) from discontinued operations, net of income taxes, increased $22 million, or 20%, to $131 million for the nine months ended September 30, 2004 from $109 million for the comparable 2003 period. The increase in income
(loss) from discontinued operations is primarily due to the $85 million gain on the sale of Sears Tower in April 2004, partially offset by lower recognized net investment gains from real estate properties sold in the nine months ended September 30, 2004 as compared to the prior 2003 period. For the nine months ended September 30, 2004 and 2003, the Company recognized $136 million and $97 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale. A portion of the increase in income (loss) from discontinued operations is due to the SSRM operations. This increase is primarily due to higher revenue earned on higher average assets under management, as well as higher performance fees earned in the second quarter of 2004, partially offset by a regulatory settlement and associated legal costs, as well as expense increases resulting from higher average assets under management.

      During the nine months ended September 30, 2004, the Company recorded an $86 million charge for a cumulative effect of a change in accounting in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities.

INSTITUTIONAL

      The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                                            THREE MONTHS                       NINE MONTHS
                                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                        2004             2003             2004             2003
                                                                    ------------     ------------     ------------     ------------
                                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $      2,711     $      2,260     $      7,518     $      6,730
Universal life and investment-type product policy fees                       178              167              536              482
Net investment income                                                      1,101              976            3,298            2,948
Other revenues                                                               152              144              471              438
Net investment gains (losses)                                                121              (36)             263             (144)
                                                                    ------------     ------------     ------------     ------------
  Total revenues                                                           4,263            3,511           12,086           10,454
                                                                    ------------     ------------     ------------     ------------

EXPENSES
Policyholder benefits and claims                                           2,971            2,509            8,263            7,394
Interest credited to policyholder account balances                           242              234              701              686
Policyholder dividends                                                        40               14               85              107
Other expenses                                                               494              407            1,385            1,299
                                                                    ------------     ------------     ------------     ------------
  Total expenses                                                           3,747            3,164           10,434            9,486
                                                                    ------------     ------------     ------------     ------------

Income from continuing operations before
  provision for income taxes                                                 516              347            1,652              968
Provision for income taxes                                                   172              122              563              342
                                                                    ------------     ------------     ------------     ------------
Income from continuing operations                                            344              225            1,089              626
Income (Loss) from discontinued operations, net of income taxes               (2)               3               --               31
                                                                    ------------     ------------     ------------     ------------
Income before cumulative effect of a change in accounting                    342              228            1,089              657
Cumulative effect of a change in accounting, net of income taxes              --               --              (60)              --
                                                                    ------------     ------------     ------------     ------------
Net income                                                          $        342     $        228     $      1,029     $        657
                                                                    ============     ============     ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003 -- INSTITUTIONAL

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

      Income from continuing operations increased by $119 million, or 53%, to $344 million for the three months ended September 30, 2004 from $225 million for the comparable 2003 period. An improvement of $100 million, net of income taxes, in net investment gains (losses) is a significant component of the increase. In addition, favorable interest rate spreads are estimated to contribute $51 million, net of income taxes, compared to the prior year period, with the Retirement & Savings products generating $45 million of this increase. Higher investment yields, growth in the asset base and lower crediting rates are the primary drivers of the period over period increase in interest rate spreads. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to accrue on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the three months ended September 30, 2004 increased to 1.56% and 1.43% for retirement & savings and the non-medical health & other businesses, respectively, from 1.20% and 1.06% for the retirement & savings, and the non-medical health & other businesses, respectively, in the comparable prior year period. The group life interest rate spread declined from 1.98% for the three months ended September 30, 2003 to 1.87% for the current year period. Management generally expects these spreads to typically be in the range of 1.60% to 1.80%, 1.30% to 1.45%, and 1.30% to 1.50% for the group life, retirement & savings, and the non-medical health & other businesses, respectively. Earnings from interest rate spreads are influenced by several factors including business growth, movement in interest rates, and certain investment and investment-related transactions such as corporate joint ventures and corporate bond and commercial mortgage prepayments for which the timing of occurrence is uncertain, and as a result can fluctuate from period to period. These increases were partially offset by an increase of approximately $30 million, net of income taxes, in direct business support expenses and costs related primarily to infrastructure improvements and the closing of one of the Company's disability claims centers.

      Total revenues, excluding net investment gains (losses), increased by $595 million, or 17%, to $4,142 million for the three months ended September 30, 2004 from $3,547 million for the comparable 2003 period. Growth of $470 million in premiums, fees, and other revenues contributed to the revenue increase. Retirement & savings' premiums, fees and other revenues increased by $221 million, which is largely due to an increase in premiums of $215 million, resulting primarily from structured settlement sales and pension close-outs in the third quarter of 2004. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. A $141 million increase in premiums, fees and other revenue in the non-medical health and other business compared to the prior year period is partly due to the continued growth in long-term care of $48 million, $17 million of which is related to the 2004 acquisition of TIAA/CREF's long-term care business. Additionally, growth in the small business center, disability business, and dental business contributed $80 million to the period over period increase. Further, group life insurance premiums, fees and other revenues increased by $108 million, which management primarily attributes to continued strong sales and favorable persistency, as well as the acquisition of the John Hancock group life insurance business in late 2003, which contributed $22 million to the increase. Also contributing to the increase in revenues is a $125 million increase in net investment income, which is primarily due to higher income from growth in the asset base, earnings on corporate joint ventures and fees associated with corporate bond and commercial mortgage prepayments. This increase is a component of the favorable interest rate spreads discussed above.

      Total expenses increased by $583 million, or 18%, to $3,747 million for the three months ended September 30, 2004 from $3,164 million for the comparable 2003 period. Policyholder benefits and claims combined with policyholder dividends increased by $488 million to $3,011 million for the three months ended September 30, 2004 from $2,523 million in the comparable prior year period. This growth is primarily attributable to the retirement & savings, non-medical health & other, and the group life businesses in the amounts of $232 million, $161 million, and $95 million, respectively. These increases are predominately attributable to the business growth detailed in the revenue discussion above. The increases in group life of $21 million and the non-medical health & other businesses of $15 million include the impact of the acquisition of certain businesses from John Hancock and TIAA/CREF, respectively. In addition, less favorable claim experience in the non-medical health & other business and in retirement & savings contributed to the increase. The increases are partially offset by favorable claim experience in the group life business. Other operating expenses increased $87 million, approximately $40 million of which is attributable to increases in non-deferrable commissions and premium taxes, which is commensurate with the aforementioned revenue growth. In addition, direct business support expenses increased by approximately $30 million. The remaining balance is largely attributable to infrastructure improvements and expenses related to the closing of one of the Company's disability claims centers.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 -- INSTITUTIONAL

      Income from continuing operations increased by $463 million, or 74%, to $1,089 million for the nine months ended September 30, 2004 from $626 million for the comparable 2003 period. An improvement of $258 million, net of income taxes, in net investment gains (losses) is a significant component of the increase. In addition, favorable interest rate spreads are estimated to contribute $191 million, net of income taxes, compared to the prior year period, with the Retirement & Savings products generating $136 million of this increase. Higher investment yields, growth in the asset base and lower crediting rates are the primary drivers of the period over period increase in interest rate spreads. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to accrue on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the nine months ended September 30, 2004 increased to 2.15%, 1.60% and 1.83% for group life, retirement & savings and the non-medical health & other businesses, respectively, from 1.87%, 1.26% and 1.30% for the group life, retirement & savings, and the non-medical health & other businesses, respectively, in the comparable prior year period. Management generally expects these spreads to typically be in the range of 1.60% to 1.80%, 1.30% to 1.45%, and 1.30% to 1.50% for the group life, retirement & savings, and the non-medical health & other businesses, respectively. Earnings from interest rate spreads are influenced by several factors including business growth, movement in interest rates, and certain investment and investment-related transactions such as corporate joint ventures and corporate bond and commercial mortgage prepayments for which the timing and amount are generally not predictable. As a result, income for these transactions may fluctuate from period to period. A reduction in a premium tax liability of $31 million in the second quarter of 2004, net of income taxes, also contributed to the increase in income from continuing operations. In addition, underwriting results are estimated to have declined $29 million compared to the prior year period. Approximately $22 million of this decrease management attributes to mixed claim experience in the non-medical health & other business. Underwriting results are significantly influenced by mortality trends and claim experience and as a result can fluctuate from period to period.

      Total revenues, excluding net investment gains (losses), increased by $1,225 million, or 12%, to $11,823 million for the nine months ended September 30, 2004 from $10,598 million for the comparable 2003 period. Growth of $875 million in premiums, fees, and other revenues contributed to the revenue increase. Retirement & savings', premiums, fees and other revenues increased by $201 million, which is largely due to a growth in premiums of $150 million, resulting primarily from an increase in structured settlement sales and pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period. A $332 million increase in premiums, fees and other revenue in the non-medical health & other business compared to the prior year period is partly due to the continued growth in long-term care of $104 million, of which $26 million is related to the 2004 acquisition of TIAA/CREF's long-term care business. Further, growth in the small business center, disability business, and dental business contributed $213 million to the period over period increase. Group life insurance premiums, fees and other revenues increased by $342 million, which management primarily attributes to continued strong sales and favorable persistency, as well as the acquisition of the John Hancock group life insurance business in late 2003, which contributed $72 million to the increase. In addition, an increase of $350 million in net investment income, which is primarily due to higher income from growth in the asset base, earnings on corporate joint ventures and fees associated with corporate bonds and commercial mortgage prepayments contributed to the overall increase in revenues. This increase is a component of the favorable interest rate spreads discussed above.

      Total expenses increased by $948 million, or 10%, to $10,434 million for the nine months ended September 30, 2004 from $9,486 million for the comparable 2003 period. Policyholder benefits and claims combined with policyholder dividends increased by $847 million to $8,348 million for the nine months ended September 30, 2004 from $7,501 million for the comparable prior year period. This increase is primarily attributable to a $349 million, $321 million, and $177 million increase in the group life, non-medical health & other, and retirement & savings businesses, respectively. These increases are predominately attributable to the business growth discussed in the revenue discussion above. The increases in group life of $69 million and the non-medical health & other businesses of $27 million include the impact of the acquisition of certain businesses from John Hancock and TIAA/CREF, respectively. Also included in the increase is the impact of less favorable claim experience in the non-medical health & other and in the group life businesses. Other operating expenses increased $86 million. The largest component of this expense growth is an increase of approximately $60 million related to increases in non-deferrable commissions and premium taxes which is commensurate with the aforementioned revenue growth. In addition, direct business support expenses increased by approximately $45 million. Infrastructure improvements and expenses related to the closing of one of the Company's disability claims centers contributed an additional $30 million to the period over period increase. Partially offsetting the increases in operating expenses is a $49 million reduction in a premium tax related liability which occurred in the second quarter of 2004.

INDIVIDUAL

      The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                                            THREE MONTHS                      NINE MONTHS
                                                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                    ----------------------------     ----------------------------
                                                                        2004            2003             2004            2003
                                                                    ------------    ------------     ------------    ------------
                                                                                        (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $      1,023    $      1,064     $      3,008    $      3,160
Universal life and investment-type product policy fees                       467             386            1,345           1,124
Net investment income                                                      1,526           1,549            4,584           4,636
Other revenues                                                               109              96              332             291
Net investment gains (losses)                                                107             (76)             119            (199)
                                                                    ------------    ------------     ------------    ------------
  Total revenues                                                           3,232           3,019            9,388           9,012
                                                                    ------------    ------------     ------------    ------------

EXPENSES
Policyholder benefits and claims                                           1,303           1,232            3,735           3,647
Interest credited to policyholder account balances                           412             452            1,262           1,347
Policyholder dividends                                                       401             442            1,232           1,321
Other expenses                                                               741             667            2,149           2,080
                                                                    ------------    ------------     ------------    ------------
  Total expenses                                                           2,857           2,793            8,378           8,395
                                                                    ------------    ------------     ------------    ------------

Income from continuing operations before provision
  for income taxes                                                           375             226            1,010             617
Provision for income taxes                                                   127              72              330             210
                                                                    ------------    ------------     ------------    ------------
Income from continuing operations                                            248             154              680             407
Income from discontinued operations, net of income taxes                      --              --                3              32
                                                                    ------------    ------------     ------------    ------------
Income before cumulative effect of a change in accounting                    248             154              683             439
Cumulative effect of a change in accounting, net of income taxes              --              --               --              --
                                                                    ------------    ------------     ------------    ------------
Net income                                                          $        248    $        154     $        683    $        439
                                                                    ============    ============     ============    ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003 -- INDIVIDUAL

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

      Income from continuing operations increased by $94 million, or 61%, to $248 million for the three months ended September 30, 2004 from $154 million for the comparable 2003 period. This increase includes additional fee income of $45 million, net of income taxes, primarily related to separate account products. In addition, improvement in interest rate spreads contributed $25 million, net of income taxes, to the period over period increase. Interest rate spreads include income from certain investment transactions, including corporate joint ventures and corporate bond and commercial mortgage prepayments, the timing and amount of which are generally not predictable. As a result, income from these transactions may fluctuate from period to period. These types of transactions contributed $9 million, net of income taxes, to the improvement in interest rate spreads. The increase also includes an improvement in net investment gains of $116 million, net of income taxes, and a reduction in policyholder dividends of $26 million, net of income taxes. These increases are partially offset by a $54 million, net of income taxes, reduction in earnings from an increase in the closed block related policyholder dividend obligation, associated in part with an improvement in net investment gains (losses). Higher DAC amortization of $35 million, net of income taxes, including $20 million, net of income taxes, of DAC and unearned revenue unlocking events in the variable and universal life and annuity product lines, also reduced earnings in the third quarter of 2004. Also offsetting the increases are less favorable underwriting results in the traditional and universal life products of $17 million, net of income taxes. These underwriting results are significantly influenced by mortality experience and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. In addition, the application of SOP 03-1 liabilities in the current period reduced earnings by $9 million, net of income taxes, in policyholder liabilities.

      Total revenues, excluding net investment gains (losses), increased by $30 million, or 1%, to $3,125 million for the three months ended September 30, 2004 from $3,095 million for the comparable 2003 period. This increase includes higher fee income primarily from separate account products of $81 million resulting from a combination of higher account balances and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $9 million in the third quarter of 2004 to the active marketing of immediate annuity products. The increased volume of sales in 2004 also resulted in higher broker/dealer and other subsidiaries revenue of $7 million. Partially offsetting the increases in total revenues for the three months ended September 30, 2004 are lower premiums related to the Company's closed block of business of $50 million, which continues to run off at management's expected range of 3% to 6% per year and a $23 million decrease in net investment income due to lower investment yields.

      Total expenses increased by $64 million, or 2%, to $2,857 million for the three months ended September 30, 2004 from $2,793 million for the comparable 2003 period. Higher expenses are primarily the result of an increase in the closed block related policyholder dividend obligation of $85 million, which is primarily due to improvement in net investment gains (losses), and higher DAC amortization of $65 million. The increase in DAC amortization is due to accelerated amortization associated with improvement in net investment gains (losses) and the impact of revisions to assumptions used to determine estimated gross margins. The increase in expenses also includes a $9 million increase in future policy benefits related to higher immediate annuity premiums, a $14 million increase in expenses resulting from the application of SOP 03-1 and higher broker/dealer and other subsidiaries expenses of $6 million related to higher sale volumes. This primary driver of the current period impact for SOP-03-1 is an increase in the fair value of the underlying assets associated with these contracts. Partially offsetting these increases in expenses are a $40 million decrease in interest credited to policyholder account balances as a result of lower crediting rates; a $41 million decline in policyholder dividends, primarily due to reductions in the dividend scale in late 2003; and the lowering of reserves related to the Company's closed block of business of $39 million due to the run off of this block of business.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 -- INDIVIDUAL

      Income from continuing operations increased by $273 million, or 67%, to $680 million for the nine months ended September 30, 2004 from $407 million for the comparable 2003 period. This increase includes additional fee income of $134 million, net of income taxes, primarily related to separate account products. In addition, improvement in interest rate spreads contributed $46 million, net of income taxes, to the period over period increase. Interest rate spreads include income from certain investment transactions, including corporate joint ventures and corporate bond and commercial mortgage prepayments, the timing and amount of which are generally not predictable. As a result, income from these transaction may fluctuate from period to period. These types of transactions contributed $14 million, net of income taxes, to the improvement in interest rate spreads. The increase also includes an improvement in net investment gains of $202 million, net of income taxes, and a reduction in policyholder dividends of $57 million, net of income taxes. These increases are partially offset by a $79 million, net of income taxes, reduction in earnings from an increase in the closed block related policyholder dividend obligation, associated in part with an improvement in net investment gains (losses). Higher DAC amortization of $18 million, net of income taxes, also reduced earnings in the nine months ended September 30, 2004. Additionally offsetting the increases are less favorable underwriting results in the traditional and universal life products of $22 million, net of income taxes. These underwriting results are significantly influenced by mortality experience and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. In addition, the application of SOP 03-1 liabilities in the 2004 period reduced earnings by $16 million, net of income taxes, in policyholder liabilities. Also the prior 2003 period includes a $31 million charge, net of income taxes, related to certain improperly deferred expenses at New England Financial.

      Total revenues, excluding net investment gains (losses), increased by $58 million, or 1%, to $9,269 million for the nine months ended September 30, 2004 from $9,211 million for the comparable 2003 period. This increase includes higher fee income primarily from separate account products of $221 million resulting from a combination of higher account balances and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $13 million in the third quarter of 2004 to the active marketing of immediate annuity products. The increased volume of sales in 2004 also resulted in higher broker/dealer and other subsidiaries revenue of $23 million. Partially offsetting the increases in total revenues for the nine months ended September 30, 2004 are lower premiums related to the Company's closed block of business of $150 million, which continues to run off at management's expected range of 3% to 6% per year and a $52 million decrease in net investment income due to lower investment yields partially offset by growth in the business.

      Total expenses decreased by $17 million, or less than 1%, to $8,378 million for the nine months ended September 30, 2004 from $8,395 million for the comparable 2003 period. Lower expenses are primarily the result of a decrease in policyholder dividends of $89 million resulting from reductions in the dividend scale in late 2003 and an $85 million decline in interest credited to policyholder account balances due to lower crediting rates. Partially offsetting these decreases is an increase in policyholder benefits of $88 million. This increase is primarily attributable to a $125 million increase in the closed block related policyholder dividend obligation, a $13 million increase in future policy benefits commensurate with the increase in immediate annuity premiums and a $25 million increase resulting from the application of SOP 03-1. Partially offsetting these increases is a $75 million decrease in policyholder benefits partially attributable to lower activity associated with the run off of the Company's closed block of business and the primary driver of the current period impact for SOP 03-1 is an increase in the fair value of the underlying assets associated with these contracts. Higher DAC amortization of $39 million also offset the decrease in total expenses. Higher DAC amortization is the result of accelerated amortization resulting from improvement in net investment gains (losses) and the update of management's assumptions used to determine estimated gross margins partially offset by the prior 2003 period charge related to certain improperly deferred expenses at New England Financial of $48 million. Also offsetting the decrease in total expenses is an increase of $24 million in broker/dealer and other subsidiaries expenses commensurate with the increase in sales volume.

AUTO & HOME

      The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                              THREE MONTHS                      NINE MONTHS
                                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                      -----------------------------    -----------------------------
                                                          2004             2003            2004             2003
                                                      ------------     ------------    ------------     ------------
                                                                           (DOLLARS IN MILLIONS)
REVENUES
Premiums                                              $        740     $        735    $      2,211     $      2,168
Net investment income                                           40               39             130              119
Other revenues                                                   8               10              23               23
Net investment gains (losses)                                   (1)               2              (6)              (4)
                                                      ------------     ------------    ------------     ------------
  Total revenues                                               787              786           2,358            2,306
                                                      ------------     ------------    ------------     ------------

EXPENSES
Policyholder benefits and claims                               552              543           1,583            1,604
Policyholder dividends                                           1               --               1               --
Other expenses                                                 194              187             585              572
                                                      ------------     ------------    ------------     ------------
  Total expenses                                               747              730           2,169            2,176
                                                      ------------     ------------    ------------     ------------

Income before provision (benefit) for income taxes              40               56             189              130
Provision (benefit) for income taxes                             7               13              42               19
                                                      ------------     ------------    ------------     ------------
Net income                                            $         33     $         43    $        147     $        111
                                                      ============     ============    ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003 -- AUTO & HOME

      Auto & Home, operating through Metropolitan Property and Casualty Insurance Company, and its subsidiaries, offers personal lines property and casualty insurance directly to employees at the workplace, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto insurance and homeowners insurance.

      Net income decreased by $10 million, or 23%, to $33 million for the three months ended September 30, 2004 from $43 million for the comparable 2003 period. This decrease is primarily attributable to an increase in catastrophe losses of $58 million, net of income taxes, in the three months ended September 30, 2004 from the comparable 2003 period as a result of hurricanes Charley, Frances, Jeanne and Ivan which struck the Southeastern United States in August and September 2004. This amount reflects catastrophe losses of approximately $50 million, net of income taxes, above expected levels for the quarter. The storms resulted in catastrophe losses of approximately $66 million, net of income taxes, in the third quarter of 2004. Partially offsetting this increase is a benefit of $37 million, net of income taxes, from an improved non-catastrophe combined ratio, which is driven by improvement in automobile and homeowners non-catastrophe claim frequencies and a $13 million, net of income taxes, net favorable change in claim development related to the comparable 2003 period.

      Total revenues, excluding net investment gains (losses), increased by $4 million, or 1%, to $788 million for the three months ended September 30, 2004 from $784 million for the comparable 2003 period. This increase is primarily attributable to a $5 million increase in premiums, resulting primarily from an increase in the average earned premium from continued rate increases.

      Total expenses increased by $17 million, or 2%, to $747 million for the three months ended September 30, 2004 from $730 million for the comparable 2003 period. This increase is largely the result of an $89 million increase in catastrophes, partially offset by a $78 million decline in non-catastrophe policyholder benefits and claims resulting from improved automobile and homeowners claim frequencies and a favorable change in claims development related to prior accident years. The combined ratio excluding catastrophes declined to an unusually low level of 84.8% for the three months ended September 30, 2004 versus 95.9 % for the comparable 2003 period.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 -- AUTO & HOME

      Net income increased by $36 million, or 32%, to $147 million for the nine months ended September 30, 2004 from $111 million for the comparable 2003 period. This increase is primarily attributable to an improved non-catastrophe combined ratio, which resulted in a benefit of $56 million, net of income taxes, favorable claim development related to prior accident years of $45 million, net of income taxes, and an increase in net investment income of $7 million, net of income taxes. Partially offsetting these favorable drivers are increased catastrophe losses of $69 million, net of income taxes, of which $66 million is related to the four hurricanes that struck the Southeastern United States in August and September of 2004.

      Total revenues, excluding net investment gains (losses), increased by $54 million, or 2%, to $2,364 million for the nine months ended September 30, 2004 from $2,310 million for the comparable 2003 period. This increase is primarily attributable to a $43 million increase in premiums, which is largely the result of an increase in the average earned premium resulting from continued rate increases. In addition, an $11 million increase in net investment income is largely attributable to growth in the underlying asset base.

      Total expenses decreased by $7 million, or less than 1%, to $2,169 for the nine months ended September 30, 2004 from $2,176 million for the comparable 2003 period. This decrease is the result of an improvement in policyholder benefits and claims due to a favorable change of $69 million in prior year claim development, as well as a decrease in expenses of $86 million resulting from an improved non-catastrophe combined ratio primarily attributable to lower automobile and homeowners claim frequencies. These favorable changes in expenses are partially offset by an increase in losses from catastrophes of $106 million and increased expenses related to growth in the business of $39 million. The combined ratio excluding catastrophes declined to 89.8% for the nine months ended September 30, 2004 from 97.6 % for the comparable 2003 period.

INTERNATIONAL

      The following table presents consolidated financial information for the International segment for the periods indicated:

                                                                            THREE MONTHS                     NINE MONTHS
                                                                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                    ----------------------------    -----------------------------
                                                                        2004            2003            2004             2003
                                                                    ------------    ------------    ------------     ------------
                                                                                        (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $        445    $        445    $      1,262     $      1,230
Universal life and investment-type product policy fees                        91              70             260              192
Net investment income                                                        151             119             411              373
Other revenues                                                                 2              20              14               54
Net investment gains (losses)                                                  3               8              26                7
                                                                    ------------    ------------    ------------     ------------
  Total revenues                                                             692             662           1,973            1,856
                                                                    ------------    ------------    ------------     ------------

EXPENSES
Policyholder benefits and claims                                             437             398           1,158            1,042
Interest credited to policyholder account balances                            37              34             106              107
Policyholder dividends                                                         9              12              36               39
Other expenses                                                               151             156             420              472
                                                                    ------------    ------------    ------------     ------------
  Total expenses                                                             634             600           1,720            1,660
                                                                    ------------    ------------    ------------     ------------

Income from continuing operations before provision
  for income taxes                                                            58              62             253              196
Provision for income taxes                                                    20              11              79               19
                                                                    ------------    ------------    ------------     ------------
Income from continuing operations                                             38              51             174              177
Cumulative effect of a change in accounting, net of income taxes              --              --             (30)              --
                                                                    ------------    ------------    ------------     ------------
Net income                                                          $         38    $         51    $        144     $        177
                                                                    ============    ============    ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003 -- INTERNATIONAL

      International provides life insurance, accident and health insurance, annuities and savings and retirement products to both individuals and groups. The Company focuses on emerging markets in the Latin America and Asia/Pacific regions.

      Income from continuing operations decreased by $13 million, or 26%, to $38 million for the three months ended September 30, 2004 from $51 million for the comparable 2003 period. The prior year period includes $12 million of income from continuing operations related to the Company's Spanish operations which were sold during 2003. Business growth in several countries is more than offset by the current period impact of the application of SOP 03-1, which resulted in a $9 million increase, net of income taxes, in policyholder liabilities in Mexico. The primary driver of the current period impact is an increase in the fair value of the underlying assets associated with these contracts.

      Total revenues, excluding net investment gains (losses), increased by $35 million, or 5%, to $689 million for the three months ended September 30, 2004 from $654 million for the comparable 2003 period. The prior year period includes $62 million of revenues related to the Company's Spanish operations which were sold during 2003. Excluding the sale of these operations, revenues increased by $97 million, or 16%. The operations in Chile and Mexico contributed increases to total revenues of $35 million and $18 million, respectively. Higher revenues in these countries are primarily due to growth in the businesses, as well as higher net investment income, which resulted from an increase in the invested asset base and higher investment yields. The Company's South Korean and Taiwan operations also increased revenues by $27 million and $11 million, respectively, primarily due to increased new sales and renewal business. Changes in foreign currency exchange rates contributed approximately $8 million to the period over period increase in revenues.

      Total expenses increased by $34 million, or 6%, to $634 million for the three months ended September 30, 2004 from $600 million for the comparable 2003 period. The prior year period includes $55 million of expenses related to the Company's Spanish operations, which were sold in 2003. Excluding the sales of these operations, expenses increased by $89 million, or 16%. The Company's Chilean, South Korean, and Taiwan operations had increases in expenses of $34 million, $19 million, and $11 million, respectively, commensurate with the revenue growth discussed above. The Company's Mexican operation has increased expenses of

$12 million, which is primarily attributable to the aforementioned impact of SOP 03-1 of $14 million, before income taxes. Changes in foreign currency exchange rates contributed approximately $6 million to the period over period increase in total expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 -- INTERNATIONAL

      Income from continuing operations decreased by $3 million, or 2%, to $174 million for the nine months ended September 30, 2004 from $177 million for the comparable 2003 period. The prior year period includes a $62 million benefit, net of income taxes, from the merger of the Mexican operations and a reduction in policyholder liabilities resulting from a change in reserve methodology. The prior year period also includes a $10 million benefit related to the Spanish operations, which were sold in 2003. Excluding these items, income from continuing operations increased by $69 million or 66%. A significant component of this increase is attributable to the application of SOP 03-1 in the current period, which resulted in a $25 million decrease, net of income taxes, in policyholder liabilities in Mexico. The primary driver of the current period impact is a decline in the fair value of the underlying assets associated with these contracts. Additionally, a $19 million, net of income taxes, increase in net investment gains is primarily due to the gain in the sale of the Spanish operations. In addition, the 2004 period, includes $8 million of certain tax-related benefits in South Korea. The remainder of the increase can be attributed to business growth.


      Total revenues, excluding net investment gains (losses), increased by $98 million, or 5%, to $1,947 million for the nine months ended September 30, 2004 from $1,849 million for the comparable 2003 period. The prior year period includes $167 million of revenues related to the Spanish operations, which were sold in 2003. Excluding the sales of these operations, revenues increased by $265 million, or 16%. The Company's Chilean and Mexican operations increased revenues by $68 million and $65 million, respectively, primarily due to growth in the business, as well as improved investment earnings. The Company's operations in South Korea and Taiwan also have increased revenues by $73 million and $26 million, respectively, primarily due to increased new sales and renewal business. Changes in foreign currency exchange rates contributed approximately $3 million to the period over period increase in revenues.

      Total expenses increased by $60 million, or 4%, to $1,720 million for the nine months ended September 30, 2004 from $1,660 million for the comparable 2003 period. The prior year period includes expenses of $153 million related to the Spanish operations, which were sold in 2003. The prior year period also includes a $79 million benefit related to a reduction in the Mexican operation's policyholder liabilities resulting from a change in reserve methodology, partially offset by a related increase of $45 million in amortization of value of business acquired. Excluding these items, expenses increased $179 million over the prior year period. Expenses grew by $69 million, $62 million, $28 million, and $21 million for the operations in Chile, South Korea, Taiwan, and Mexico, respectively, which is commensurate with the aforementioned revenue growth discussed above. In addition, the 2004 period includes a $39 million decrease in Mexico's policyholder liabilities resulting from the application of SOP 03-1. Changes in foreign currency exchange rates contributed approximately $3 million to the period over period increase in expenses. The remainder of the increase in total expenses is primarily related to the ongoing investment in infrastructure.

REINSURANCE

      The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                                            THREE MONTHS                      NINE MONTHS
                                                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                    -----------------------------    ----------------------------
                                                                        2004             2003            2004            2003
                                                                    ------------     ------------    ------------    ------------
                                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $        822     $        579    $      2,445    $      1,719
Net investment income                                                        144              122             410             353
Other revenues                                                                14               11              41              35
Net investment gains (losses)                                                (17)               5              35               6
                                                                    ------------     ------------    ------------    ------------
  Total revenues                                                             963              717           2,931           2,113
                                                                    ------------     ------------    ------------    ------------

EXPENSES
Policyholder benefits and claims                                             670              465           1,970           1,353
Interest credited to policyholder account balances                            48               47             151             135
Policyholder dividends                                                         5                5              15              16
Other expenses                                                               218              170             691             516
                                                                    ------------     ------------    ------------    ------------
  Total expenses                                                             941              687           2,827           2,020
                                                                    ------------     ------------    ------------    ------------

Income before provision for income taxes                                      22               30             104              93
Provision for income taxes                                                     8               11              36              32
                                                                    ------------     ------------    ------------    ------------
Income from continuing operations                                             14               19              68              61
Cumulative effect of a change in accounting, net of income taxes              --               --               5              --
                                                                    ------------     ------------    ------------    ------------
Net income                                                          $         14     $         19    $         73    $         61
                                                                    ============     ============    ============    ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003 -- REINSURANCE

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

      Income from continuing operations decreased by $5 million, or 26%, to $14 million for the three months ended September 30, 2004 from $19 million for the comparable 2003 period. This decrease is primarily attributable to a negotiated claim settlement in RGA's accident and health business, which is currently in run-off, of $8 million for the third quarter 2004, net of income taxes and minority interest. This decrease is partially offset by continued growth in RGA's traditional life reinsurance operations. The $14 million decrease in net investment gains (losses), net of income taxes, is primarily due to fluctuations in the fair value of embedded derivatives in certain funds withheld treaties, and is largely offset by a $9 million, net of income taxes, decrease in other expenses related to the change in DAC associated with these treaties.

      Total revenues, excluding net investment gains (losses), increased by $268 million, or 38%, to $980 million for the three months ended September 30, 2004 from $712 million for the comparable 2003 period. Approximately $129 million of the increase during the third quarter of 2004 is a result of RGA's coinsurance agreement with Allianz Life under which RGA assumed 100% of Allianz Life's U.S. traditional life reinsurance business. This transaction closed during the fourth quarter of 2003. The remaining balance of the increase in total revenues, or $139 million, primarily relates to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and certain international operations. Premium levels are significantly influenced by large transactions, such as the Allianz Life transaction, and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

      Total expenses increased by $254 million, or 37%, to $941 million for the three months ended September 30, 2004 from $687 million for the comparable 2003 period. This increase is primarily attributable to an increase of $205 million in policyholder benefits and claims associated with RGA's growth in insurance in force of approximately $500 billion, of which Allianz Life represents approximately $300 billion, and a negotiated claim settlement in RGA's accident and health business of $24 million. Additionally, other expenses increased primarily due to an increase of $37 million in allowances and related expenses on assumed reinsurance associated with RGA's growth in premiums and insurance in force and an increase in minority interest expense of $4 million.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 - REINSURANCE

      Income from continuing operations increased $7 million, or 11%, to $68 million for the nine months ended September 30, 2004 from $61 million for the comparable 2003 period. This increase is primarily attributable to strong premium growth across all of RGA's geographical segments, which includes the effect of the Allianz Life transaction. Additionally, this increase is attributable to a $36 million, net of income taxes, or 16%, increase in net investment income, which resulted primarily from growth in invested assets and a $18 million, net of income taxes, increase in net investment gains. These favorable variances are partially offset by higher minority interest expense as MetLife's ownership in RGA decreased from 59% to 52% in the comparable periods and the aforementioned loss from RGA's accident and health business.

      Total revenues, excluding net investment gains (losses), increased by $789 million, or 37%, to $2,896 million for the nine months ended September 30, 2004 from $2,107 million for the comparable 2003 period. Approximately $387 million of the increase during the nine months ended September 30, 2004 is the result of the coinsurance agreement with Allianz Life. The remaining balance of the increase in total revenues, relates to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and certain international operations. Premium levels are significantly influenced by large transactions, such as the Allianz Life transaction, and reporting practices of ceding companies and as a result, can fluctuate from period to period.

      Total expenses increased by $807 million, or 40%, to $2,827 million for the nine months ended September 30, 2004 from $2,020 million for the comparable 2003 period. This increase is primarily attributable to an increase of $617 million in policyholder benefits and claims, primarily associated with RGA's growth in insurance in force of approximately $500 billion, including approximately $300 billion of insurance in force associated with the Allianz Life transaction. Additionally, other expenses increased primarily due to an increase of $143 million in allowances and related expenses on assumed reinsurance associated with RGA's growth in premiums and insurance in force. The balance of the growth in other expenses is primarily due to the aforementioned increase in minority interest expense.

CORPORATE & OTHER

      The following table presents consolidated financial information for Corporate & Other for the periods indicated:

                                                                            THREE MONTHS                       NINE MONTHS
                                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                        2004             2003             2004             2003
                                                                    ------------     ------------     ------------     ------------
                                                                                         (DOLLARS IN MILLIONS)
REVENUES
Premiums                                                            $         (5)    $         (4)    $        (10)    $        (13)
Universal life and investment-type product policy fees                         2               --                2               --
Net investment income                                                        114               41              293              126
Other revenues                                                                 7               18                8               45
Net investment gains (losses)                                                 (7)             (29)             (68)             (94)
                                                                    ------------     ------------     ------------     ------------
  Total revenues                                                             111               26              225               64
                                                                    ------------     ------------     ------------     ------------

EXPENSES
Policyholder benefits and claims                                              --                2                4                4
Other expenses                                                               122               51              376              194
                                                                    ------------     ------------     ------------     ------------
  Total expenses                                                             122               53              380              198
                                                                    ------------     ------------     ------------     ------------
Income (Loss) from continuing operations before income tax
  benefit                                                                    (11)             (27)            (155)            (134)
Provision for income taxes                                                   (33)             (86)            (199)            (159)
                                                                    ------------     ------------     ------------     ------------
Income (Loss) from continuing operations                                      22               59               44               25
Income (Loss) from discontinued operations, net of income taxes               (2)              20              128               46
                                                                    ------------     ------------     ------------     ------------
Income (Loss) before cumulative effect of change in accounting                20               79              172               71
Cumulative effect of a change in accounting, net of income taxes              --               --               (1)              --
                                                                    ------------     ------------     ------------     ------------
Net income                                                          $         20     $         79     $        171     $         71
                                                                    ============     ============     ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003 -- CORPORATE & OTHER

      Corporate & Other contains the excess capital not allocated to the business segments, as well as expenses associated with the resolution of certain legal proceedings, and interest expense related to the majority of the Company's outstanding debt. In addition, the operations of the Company's ancillary asset management business are reported in Corporate & Other.

      Income from continuing operations decreased by $37 million, or 63%, to $22 million for the three months ended September 30, 2004 from $59 million for the comparable 2003 period. The 2004 period includes a $9 million benefit from a revision of the estimate of income taxes for 2003. The 2003 period includes a $28 million benefit, net of income taxes, from the reduction of a previously established liability related to the Company's race-conscious underwriting settlement, as well as a $36 million benefit from a revision of the estimate of income taxes for 2002. Excluding the impact of these items, income from continuing operations increased by $18 million in the three months ended September 30, 2004 from the comparable 2003 period. The increase in income from continuing operations in 2004 over the prior year period is primarily attributable to an increase in net investment income of $46 million net of income taxes and net investment gains (losses) of $14 million, net of income taxes, which is partially offset by increases of $11 million and $11 million in legal fees and interest expense, respectively, also net of income taxes. The remaining change of $20 million is a result of a change in the Company's income taxes.

      Total revenues, excluding net investment gains (losses), increased by $63 million, or 115%, to $118 million for the three months ended September 30, 2004 from $55 million for the comparable 2003 period. This increase is mainly attributable to increases in income from fixed maturity securities, mortgage loans on real estate and equity securities.

      Total expenses increased by $69 million, or 130%, to $122 million for the three months ended September 30, 2004 from $53 million for the comparable 2003 period. Total expenses in the 2003 period include a $44 million benefit from a reduction of a previously established liability associated with the Company's race-conscious underwriting settlement. In addition, other expenses increased by $29 million primarily as a result of the issuance of senior notes at the end of 2003 and during 2004, as well as higher legal fees of $18 million, which is partially offset by lower interest expense on surplus notes of $11 million.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 -- CORPORATE & OTHER

      Income from continuing operations increased by $19 million, or 76%, to $44 million for the nine months ended September 30, 2004 from $25 million for the comparable 2003 period. The 2004 period includes a $105 million benefit associated with the resolution of issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 period is an expense related to a $32 million, net of income taxes, contribution to the MetLife Foundation and a $9 million benefit from a revision of the estimate of income taxes for 2003. The nine months ended September 30, 2003 include a $92 million benefit, net of income taxes, from the reduction of a previously established liability related to the Company's race-conscious underwriting settlement, as well as a $36 million benefit from a revision of the estimate of income taxes for 2002. Excluding the impact of these items, income from continuing operations increased by $65 million in the nine months ended September 30, 2004 from the comparable 2003 period. The increase in earnings in 2004 over the prior year period is primarily attributable to an increase in net investment income of $106 million, net of income taxes and net investment gains (losses) of $17 million, net of income taxes. This is partially offset by $11 million, $10 million and $7 million in higher legal fees, interest credited on bankholder deposits and interest on debt, respectively, also net of income taxes. The remaining change of $30 million is a result of a change in the Company's income taxes.

      Total revenues, excluding net investment gains (losses), increased by $135 million, or 85%, to $293 million for the nine months ended September 30, 2004 from $158 million for the comparable 2003 period. The increase in revenue is primarily attributable to increases in income on fixed maturity securities, mortgage loans on real estate and equity securities.

      Total expenses increased by $182 million, or 92%, to $380 million for the nine months ended September 30, 2004 from $198 million for the comparable 2003 period. The nine month period ended September 30, 2004 includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of a liability associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. The nine month period ended September 30, 2003 includes a $144 million benefit from a reduction of a previously established liability associated with the Company's race-conscious underwriting settlement. Excluding these items, other expenses increased by $10 million for the nine months ended September 30, 2004. This increase is attributable to higher interest expense of $23 million as a result of the issuance of senior notes at the end of 2003 and during 2004, higher legal expenses of $17 million in the 2004 period, as well as higher interest credited to bank deposits of $14 million as a result of growth in MetLife Bank's business. This increase is partially offset by a decrease of $34 million from lower interest expense on surplus notes.

LIQUIDITY AND CAPITAL RESOURCES

      For purposes of this discussion, the terms "MetLife" or the "Company" refer to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

THE COMPANY

      CAPITAL

      Risk Based Capital ("RBC"). Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items; similar rules apply to each of the Company's domestic insurance subsidiaries. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the Superintendent explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2003, Metropolitan Life's and each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

      The National Association of Insurance Commissioners ("NAIC") adopted Codification of Statutory Accounting Principles ("Codification"), which is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York Insurance Department (the "Department") required adoption of Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York effective January 1, 2001. Effective December 31, 2002, the Department adopted a modification to its regulations to be consistent with Codification with respect to the admissibility of deferred income taxes by New York insurers, subject to certain limitations. The adoption of Codification, as modified by the Department, did not adversely affect Metropolitan Life's statutory capital and surplus. Further modifications by state insurance departments may impact the effect of Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

      ASSET/LIABILITY MANAGEMENT

      The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Business Finance Asset/Liability Management unit, and the operating business segments under the supervision of the various product line specific Asset/Liability Management Committees ("A/LM Committees"). The A/LM Committees' duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process.

      The Company establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies include objectives for effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these asset/liability-matching strategies, management regularly re-evaluates the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact the Company's ability to achieve its asset/liability management goals and objectives.

      The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was approximately $5 billion for both periods at September 30, 2004 and December 31, 2003, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity.

      LIQUIDITY

      Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

      In extreme circumstances, all general account assets within a statutory legal entity are available to fund any obligation of the general account within that legal entity.

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

      Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At September 30, 2004 and December 31, 2003, the Company had $132 billion and $124 billion in liquid assets, respectively.

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

      At September 30, 2004 and December 31, 2003, the Company had $1.6 billion and $3.6 billion in short-term debt outstanding and $6.7 billion and $5.7 billion in long-term debt outstanding, respectively.

      MetLife Funding, Inc., a subsidiary of Metropolitan Life ("MetLife Funding"), serves as a centralized finance unit for Metropolitan Life. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both September 30, 2004 and December 31, 2003, MetLife Funding had a tangible net worth of $10.8 million. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At September 30, 2004 and December 31, 2003, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $766 million and $1,042 million, respectively, consisting primarily of commercial paper.

      Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.8 billion ($1.1 billion expiring in 2005, $175 million expiring in 2006 and $1.5 billion expiring in 2009). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and also as back-up lines of credit for the Company's commercial paper programs. At September 30, 2004, the Company had drawn approximately $53 million under the facilities expiring in 2005 at interest rates ranging from 5.32% to 6.18% and approximately $50 million under a facility expiring in 2006 at an interest rate of 2.34%.

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

The following table summarizes the Company's major contractual obligations as of September 30, 2004:

                                                                         LESS THAN     THREE TO FIVE   MORE THAN FIVE
          CONTRACTUAL OBLIGATIONS                          TOTAL        THREE YEARS         YEARS           YEARS
          ------------------------------------------    ------------    ------------   -------------   --------------
                                                                           (DOLLARS IN MILLIONS)
          Other long-term liabilities (1) (2)           $     79,183    $     10,305    $      6,021    $     62,857
          Long-term debt (3)                                   6,645           2,090              59           4,496
          Partnership investments (4)                          1,350           1,350              --              --
          Operating leases (5)                                 1,110             400             229             481
          Mortgage commitments                                 2,494           2,494              --              --
          Shares subject to mandatory redemption (3)             350              --              --             350
          Capital leases                                          65              22              23              20
                                                        ------------    ------------    ------------    ------------
          Total                                         $     91,197    $     16,661    $      6,332    $     68,204
                                                        ============    ============    ============    ============

----------

 (1) Other long-term liabilities include various investment-type products with contractually scheduled maturities including guaranteed interest contracts, structured settlements, pension closeouts and certain annuity policies.


 (2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of approximately $71 billion and policyholder account balances of approximately $76 billion at September 30, 2004, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $60 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $29 billion relating to deferred annuities, approximately $22 billion for group and universal life products and approximately $13 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "The Company -- Asset/Liability Management."

            Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the more than five years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for all years in the table of $76.3 billion exceeds the corresponding liability amounts of $31.7 billion included in the consolidated financial statements at September 30, 2004. The liability amount in the consolidated financial statements reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

      (3) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include related premiums and discounts or capital leases which are presented separately.

      (4) The Company anticipates that these amounts could be invested in these partnerships any time over the next five years, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

      (5) Excluded from operating leases in the above contractual obligations table is $120 million, $28 million, $25 million, and $67 million for total, less than three years, three to five years, and more than five years, respectively, related to discontinued operations pertaining to SSRM.

      As of September 30, 2004, and relative to its liquidity program, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

      On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was approximately $16 million at September 30, 2004. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate.

      Letters of Credit. At September 30, 2004 and December 31, 2003, the Company had outstanding approximately $865 million and $828 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

      Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At September 30, 2004, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

      In connection with the Company's acquisition of GenAmerica Financial Corporation ("GenAmerica"), Metropolitan Life entered into a net worth maintenance agreement with General American Life Insurance Company ("General American"). Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At September 30, 2004, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

      General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At September 30, 2004, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

      Consolidated cash flows. Net cash provided by operating activities was $5,254 million and $4,947 million for the nine months ended September 30, 2004 and 2003, respectively. The $307 million increase in operating cash flows in 2004 over the comparable 2003 period is primarily attributable to continued growth in the group life, disability and long-term care businesses. The late 2003 acquisition of John Hancock's group life business and the acquisition of TIAA-CREF's long-term care business also contributed to growth in the 2004 period. In addition, an increase in MetLife Bank's customer deposits, particularly in personal and business savings accounts, contributed to the increase in operating cash flows.

      Net cash used in investing activities was $9,365 million and $12,277 million for the nine months ended September 30, 2004 and 2003, respectively. The $2,912 million decrease in net cash used in investing activities in 2004 over the comparable 2003 period is primarily due to additional proceeds from the sale of fixed maturities and real estate, a decrease in cash used for the purchase of fixed maturities, and a decrease in cash used for the purpose of short-term investments. In addition, the 2004 period includes proceeds associated with the sale of Sears Tower in April 2004. These items were partially offset by a decrease in the amount of securities lending cash collateral invested in connection with the program and an increase in mortgage loans funded in 2004 over the comparable 2003 period.

      Net cash provided by financing activities was $4,009 million and $10,379 million for the nine months ended September 30, 2004 and 2003, respectively. The $6,370 million decrease in net cash provided by financing activities in 2004 over the comparable 2003 period is primarily attributable to an increase in repayments of short-term debt related to dollar roll activity and a decrease in net cash provided by policyholder account balances. In addition, the 2004 period includes the purchase of treasury stock under the authorization of the Company's common stock repurchase program. The 2003 period included cash received from the settlement of common stock purchase contracts. These items were somewhat offset by an increase in long-term debt issued in connection with the Holding Company's shelf registration.

THE HOLDING COMPANY

      CAPITAL

      Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, N.A. ("MetLife Bank"), a national bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At September 30, 2004, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

      LIQUIDITY SOURCES

      Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under the New York Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay a cash dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the end of the immediately preceding calendar year; and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration. In addition, the Holding Company receives dividends from its other subsidiaries. The Holding Company's other insurance subsidiaries are also subject to similar restrictions on the payment of dividends to their respective parent companies.

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

      Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At September 30, 2004 and December 31, 2003, the Holding Company had $1,829 million and $1,123 million in liquid assets, respectively.

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

      At September 30, 2004, the Holding Company had no short-term debt outstanding as compared to $106 million at December 31, 2003. At September 30, 2004 and December 31, 2003, the Holding Company had $5.1 billion and $4.0 billion in long-term debt outstanding, respectively.

      As of September 30, 2004, the Holding Company has issued an aggregate principal amount of senior debt of $1.1 billion under the $5.0 billion shelf registration statement filed with the U.S. Securities and Exchange Commission ("SEC") during the first quarter of 2004. The shelf registration will permit the registration and issuance of a wide range of debt and equity securities. Approximately $44 million of registered but unissued securities remaining from the Company's 2001 $4.0 billion shelf registration statement was carried over to this shelf registration.

      The Holding Company issued senior debt in the aggregate principal amount of $2.95 billion under the 2001 $4.0 billion shelf registration statement. In addition, under this shelf registration statement, the Holding Company remarketed debentures in the aggregate principal amount of $1.01 billion in connection with the issuance of equity security units in February of 2003.

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

      Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2005 and $1.5 billion expiring in 2009) which it shares with Metropolitan Life and MetLife Funding. Drawdowns under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At September 30, 2004, neither the Holding Company, Metropolitan Life nor MetLife Funding had drawn against these credit facilities.

  LIQUIDITY USES

      The primary uses of liquidity of the Holding Company include cash dividends on common stock, service on debt, capital contributions to subsidiaries, payment of general operating expenses and the repurchase of the Holding Company's common stock.

      Dividends. On September 28, 2004, the Holding Company's Board of Directors approved an annual dividend for 2004 of $0.46 per share payable on December 13, 2004 to shareholders of record on November 5, 2004. The 2004 dividend represents a 100% increase from the 2003 annual dividend of $0.23 per share. Future dividend decisions will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies.

      Capital Contributions to Subsidiaries. During the nine months ended September 30, 2004 and 2003, the Holding Company contributed an aggregate of $309 million and $127 million to various subsidiaries, respectively.

      Share Repurchase. On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program will begin after the completion of an earlier $1 billion repurchase program that was announced on February 19, 2002. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. The Holding Company acquired 13,931,885 shares of common stock for approximately $496 million during the nine months ended September 30, 2004. The Holding Company did not acquire any shares of common stock during the nine months ended September 30, 2003.

      At September 30, 2004, the Holding Company had approximately $213 million remaining on its existing share repurchase program.

      In the fourth quarter of 2003, RGA offered to the public 12,075,000 shares of its common stock at $36.65 per share. MetLife and its affiliates purchased 3,000,000 shares of the common stock offered by RGA. As a result of this offering, MetLife's ownership percentage of outstanding shares of RGA common stock was reduced from approximately 59% at December 31, 2002 to approximately 52% at December 31, 2003. MetLife's ownership percentage of the outstanding shares of RGA common stock is approximately 52% at September 30, 2004.

      Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million (or, with respect to MetLife Investors Insurance Company of California, $5 million), total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At September 30, 2004, the capital and surplus of each of these subsidiaries is in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2003.

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

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November

2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the Financial Accounting Standards Board ("FASB") and currently is unable to determine the impact of EITF 03-1 on its unaudited interim condensed consolidated financial statements.

      In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations or amounts.

      In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, which was effective in the third quarter of 2004, did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

      Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released Staff Position Paper No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. In September 2004, the American Institute of Certified Public Accountants issued Technical Practice Aids relating to SOP 03-1. One of the Technical Practice Aids provided additional guidance relating to the definition of policy assessments in determining benefit liabilities. This new guidance, which the Company was required to apply retroactively to January 1, 2004, resulted in an increase to net income previously reported for the three months ended March 31, 2004 and June 30, 2004. As a result of the adoption of SOP 03-1 and the Technical Practice Aids, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining reserves for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability through policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of a change in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of a change in accounting. For the three months ended September 30, 2004, the impact of SOP 03-1 decreased the Company's net income by $45 million. For the nine months ended

September 30, 2004 the impact of SOP 03-1, which includes retroactive adjustments through June 30, 2004, and the effects of the cumulative adjustment recorded in the first quarter of 2004, decreased the Company's net income by $57 million.

      In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements. In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 is effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. Effective July 1, 2004, the Company adopted FSP 106-2 prospectively and the postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced by $213 million and net periodic postretirement benefit cost for the third quarter was reduced by $9 million.

      Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. The Company's adoption of Issue B36 increased (decreased) net income by $(12) million and $1 million, net of amortization of DAC and income taxes, for the three months and nine months ended September 30, 2004, respectively.

      Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its unaudited interim condensed consolidated financial statements.

      During 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"). Certain of the Company's asset-backed securitizations, collateralized debt obligations, structured investment transactions, and investments in real estate joint ventures and other limited partnership interests meet the definition of a variable interest entities ("VIEs") and must be consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or
(ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non-SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As of March 31, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $78 million and $15 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and $1 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary.

INVESTMENTS

      The Company had total cash and invested assets at September 30, 2004 and December 31, 2003 of $233.9 billion and $221.7 billion, respectively. In addition, the Company had $81.2 billion and $75.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of September 30, 2004 and December 31, 2003, respectively.

      The following table summarizes the Company's cash and invested assets at:

                                                                                SEPTEMBER 30, 2004          DECEMBER 31, 2003
                                                                              ---------------------      -----------------------
                                                                              CARRYING        % OF        CARRYING         % OF
                                                                               VALUE          TOTAL        VALUE           TOTAL
                                                                               -----          -----        -----           -----
                                                                                              (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale, at fair value                            $176,091          75.3%     $167,752          75.7%
Mortgage loans on real estate                                                   29,620          12.7        26,249          11.8
Real estate and real estate joint ventures held-for-investment                   4,170           1.8         3,786           1.7
Real estate held-for-sale                                                           93            --           891           0.4
Policy loans                                                                     8,801           3.8         8,749           3.9
Equity securities, at fair value and other limited partnership interests         4,715           2.0         4,184           1.9
Cash and cash equivalents                                                        3,592           1.5         3,683           1.7
Short-term investments                                                           2,451           1.0         1,809           0.8
Other invested assets                                                            4,394           1.9         4,637           2.1
                                                                              --------         -----      --------         -----
   Total cash and invested assets                                             $233,927         100.0%     $221,740         100.0%
                                                                              ========         =====      ========         =====

INVESTMENT RESULTS

      Net investment income, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), on general account cash and invested assets totaled $3,108 million and $2,914 million for the three months ended September 30, 2004 and 2003, respectively, and $9,266 million and $8,702 million for the nine months ended September 30, 2004 and 2003, respectively. The annualized yields on general account cash and invested assets, including net investment income from discontinued operations and scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133, and excluding all net investment gains (losses), were 6.38% and 6.51% for the three months ended September 30, 2004 and 2003, respectively, and 6.47% and 6.70% for the nine months ended September 30, 2004 and 2003, respectively. The decline in annualized yields is due primarily to the decline in interest rates during these periods.

      The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and nine months ended September 30, 2004 and 2003:

                                                 AT OR FOR THE THREE MONTHS                    AT OR FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,                          ENDED SEPTEMBER 30,
                                        -----------------------------------------     -----------------------------------------
                                                 2004                   2003                   2004                  2003
                                        ------------------     ------------------     ------------------     ------------------
                                        YIELD (1)   AMOUNT     YIELD (1)   AMOUNT     YIELD (1)   AMOUNT     YIELD (1)   AMOUNT
                                        ---------   ------     ---------   ------     ---------   ------     ---------   ------
                                                                         (DOLLARS IN MILLIONS)
FIXED MATURITIES: (2)
Investment income                         6.44%    $   2,246     6.83%    $   2,140     6.58%    $   6,769      6.89%   $   6,257
Net investment gains (losses)                             61                    (23)                    92                   (215)
                                                   ---------              ---------              ---------              ---------
   Total                                           $   2,307              $   2,117              $   6,861              $   6,042
                                                   ---------              ---------              ---------              ---------
Ending assets                                      $ 176,091              $ 159,940              $ 176,091              $ 159,940
                                                   ---------              ---------              ---------              ---------
MORTGAGE LOANS ON REAL ESTATE: (3)
Investment income                         7.02%    $     507     7.37%    $     468     6.87%    $   1,424      7.45%   $   1,410
Net investment gains (losses)                             (8)                   (36)                    (8)                   (58)
                                                   ---------              ---------              ---------              ---------
   Total                                           $     499              $     432              $   1,416              $   1,352
                                                   ---------              ---------              ---------              ---------
Ending assets                                      $  29,620              $  25,535              $  29,620              $  25,535
                                                   ---------              ---------              ---------              ---------
REAL ESTATE AND REAL ESTATE JOINT
   VENTURES HELD-FOR-INVESTMENT: (4)
Investment income, net of expenses (7)   10.53%    $     111    10.14%    $     124    11.91%    $     398     10.63%   $     376
Net investment gains (losses)                             (5)                    10                    149                     96
                                                   ---------              ---------              ---------              ---------
   Total                                           $     106              $     134              $     547              $     472
                                                   ---------              ---------              ---------              ---------
Ending assets (9)                                  $   4,281              $   5,255              $   4,281              $   5,255
                                                   ---------              ---------              ---------              ---------
POLICY LOANS:
Investment income                         6.14%    $     135     6.54%    $     141     6.13%    $     403      6.49%   $     419
                                                   ---------              ---------              ---------              ---------
Ending assets                                      $   8,801              $   8,668              $   8,801              $   8,668
                                                   ---------              ---------              ---------              ---------
EQUITY SECURITIES AND OTHER LIMITED
   PARTNERSHIP INTERESTS:
Investment income (7)                     7.37%    $      76    (1.26%)   $     (11)    6.92%    $     205      2.73%   $      75
Net investment gains (losses)                             96                     (6)                   183                    (76)
                                                   ---------              ---------              ---------              ---------
   Total                                           $     172              $     (17)             $     388              $      (1)
                                                   ---------              ---------              ---------              ---------
Ending assets (9)                                  $   4,743              $   4,218              $   4,743              $   4,218
                                                   ---------              ---------              ---------              ---------
CASH, CASH EQUIVALENTS AND SHORT-TERM
   INVESTMENTS:
Investment income (7)                     3.14%    $      43     1.95%    $      35     2.75%    $     103      2.93%   $     141
Net investment gains (losses)                             --                     --                     --                     (4)
                                                   ---------              ---------              ---------              ---------
   Total                                           $      43              $      35              $     103              $     137
                                                   ---------              ---------              ---------              ---------
Ending assets (9)                                  $   6,095              $   8,090              $   6,095              $   8,090
                                                   ---------              ---------              ---------              ---------
OTHER INVESTED ASSETS: (5)
Investment income (7)                     5.57%    $      55     9.32%    $      84     5.10%    $     154      8.75%   $     216
Net investment gains (losses) (6) (8)                     34                    (96)                    42                   (118)
                                                   ---------              ---------              ---------              ---------
   Total                                           $      89              $     (12)             $     196              $      98
                                                   ---------              ---------              ---------              ---------
Ending assets (9)                                  $   4,406              $   4,617              $   4,406              $   4,617
                                                   ---------              ---------              ---------              ---------
TOTAL INVESTMENTS:
Investment income before expenses
  and fees                                6.51%    $   3,173     6.66%    $   2,981     6.60%    $   9,456      6.85%   $   8,894
Investment expenses and fees (7)         (0.13%)         (65)   (0.15%)         (67)   (0.13%)        (190)    (0.15%)       (192)
                                          -----    ---------     -----    ---------     -----    ---------      -----   ---------
Net investment income                     6.38%    $   3,108     6.51%    $   2,914     6.47%    $   9,266      6.70%   $   8,702
Net investment gains (losses)                            178                   (151)                   458                   (375)
                                                   ---------              ---------              ---------              ---------
   Total                                           $   3,286              $   2,763              $   9,724              $   8,327
                                                   =========              =========              =========              =========

----------
(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Included in fixed maturities are equity-linked notes of $848 million and $893 million at September 30, 2004 and 2003, respectively, which include an equity-like component as part of the notes' return. Investment income for fixed maturities includes prepayment fees and income from the securities lending program. Fixed maturity investment income has been reduced by rebates paid under the securities lending program.

(3) Investment income from mortgage loans on real estate includes prepayment fees.

(4) Real estate and real estate joint venture income is shown net of depreciation of $46 million and $48 million for the three months ended September 30, 2004 and 2003, respectively, and $132 million and $137 million for the nine months ended September 30, 2004 and 2003, respectively. Real estate and real estate joint venture income includes amounts classified as discontinued operations of $2 million and $21 million for the three months ended September 30, 2004 and 2003, respectively, and $43 million and $51 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts are net of depreciation of $0 million and $8 million for the three months ended September 30, 2004 and 2003, respectively, and $5 million and $21 million for the nine months ended September 30, 2004 and 2003, respectively. Net investment gains (losses) include $16 million of losses and $7 million of gains classified as discontinued operations for the three months ended September 30, 2004 and 2003, respectively, and $136 million and $97 million of gains classified as discontinued operations for the nine months ended September 30, 2004 and 2003, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $12 million and $35 million for the three months ended September 30, 2004 and 2003, respectively, and $48 million and $55 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts are excluded from net investment gains (losses).

(6) Included in net investment gains (losses) for the nine months ended September 30, 2004 is a $23 million gain from the sale of a subsidiary.

(7) Included in investment income from real estate, equity securities, cash, other invested assets, and investment expenses and fees is a total of $16 million and $14 million for the three months ended September 30, 2004 and 2003, respectively, and $47 million and $41 million for the nine months ended September 30, 2004 and 2003, respectively, related to discontinued operations pertaining to SSRM.

(8) Included in investment gains (losses) from other invested assets is $0 million and $2 million for the three months ended September 30, 2004 and 2003, respectively, and $0 million and $10 million for the nine months ended September 30, 2004 and 2003, respectively, related to discontinued operations pertaining to SSRM.

(9) Included in ending assets for real estate, equity securities, cash, and other invested assets is a total of $18 million, $28 million, $52 million, and $11 million, respectively, pertaining to SSRM at September 30, 2004.

FIXED MATURITIES

      Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 75.3% and 75.7% of total cash and invested assets at September 30, 2004 and December 31, 2003, respectively. Based on estimated fair value, public fixed maturities represented $154,380 million, or 87.7% and $147,489 million, or 87.9%, of total fixed maturities at September 30, 2004 and December 31, 2003, respectively. Based on estimated fair value, private fixed maturities represented $21,711 million, or 12.3% and $20,263 million, or 12.1%, of total fixed maturities at September 30, 2004 and December 31, 2003, respectively.

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

      The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                         SEPTEMBER 30, 2004           DECEMBER 31, 2003
                                    ----------------------------  ----------------------------
                                               ESTIMATED                     ESTIMATED
 NAIC   RATING AGENCY               AMORTIZED    FAIR     % OF    AMORTIZED     FAIR     % OF
RATING  DESIGNATION (1)               COST      VALUE     TOTAL     COST       VALUE     TOTAL
------  -------------------------   --------   --------  -------  --------   --------   ------
                                                      (DOLLARS IN MILLIONS)
  1     Aaa/Aa/A                    $112,245   $117,658    66.8%  $106,779   $112,333    67.0%
  2     Baa                           42,768     45,728    25.9     39,006     42,057    25.0
  3     Ba                             6,964      7,514     4.3      7,388      8,011     4.8
  4     B                              3,856      4,089     2.3      3,578      3,814     2.3
  5     Caa and lower                    407        443     0.3        630        629     0.4
  6     In or near default               120        118     0.1        341        371     0.2
                                    --------   --------   -----   --------   --------   -----
        Subtotal                     166,360    175,550    99.7    157,722    167,215    99.7
        Redeemable preferred stock       612        541     0.3        611        537     0.3
                                    --------   --------   -----   --------   --------   -----
        Total fixed maturities      $166,972   $176,091   100.0%  $158,333   $167,752   100.0%
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

      The fixed maturities portfolio is diversified across a broad range of asset sectors, and the sector mix did not change significantly in the third quarter of 2004. The following tables set forth the amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector, as well as the percentage of the total fixed maturities holdings that each sector represents at:

                                                                  SEPTEMBER 30, 2004
                                            -------------------------------------------------------------
                                                             GROSS UNREALIZED
                                            AMORTIZED       -------------------      ESTIMATED      % OF
                                              COST          GAIN           LOSS      FAIR VALUE     TOTAL
                                            --------        ----           ----      ----------     -----
                                                                  (DOLLARS IN MILLIONS)
U.S. treasuries/agencies                    $ 15,253      $  1,333      $     25      $ 16,561       9.4%
State and political subdivisions               3,648           217            12         3,853       2.2
U.S. corporate securities                     59,467         3,832           169        63,130      35.8
Foreign government securities                  7,627           798            45         8,380       4.8
Foreign corporate securities                  24,973         2,165            62        27,076      15.4
Residential mortgage-backed securities        30,439           634            95        30,978      17.6
Commercial mortgage-backed securities         11,553           490            27        12,016       6.8
Asset-backed securities                       12,813           141            42        12,912       7.3
Other fixed income assets                        587            93            36           644       0.4
                                            --------      --------      --------      --------     -----
   Total bonds                               166,360         9,703           513       175,550      99.7
Redeemable preferred stocks                      612            --            71           541       0.3
                                            --------      --------      --------      --------     -----
   Total fixed maturities                   $166,972      $  9,703      $    584      $176,091     100.0%
                                            ========      ========      ========      ========     =====


                                                                  DECEMBER 31, 2003
                                            -------------------------------------------------------------
                                                             GROSS UNREALIZED
                                            AMORTIZED       -------------------      ESTIMATED      % OF
                                              COST          GAIN           LOSS      FAIR VALUE     TOTAL
                                            --------        ----           ----      ----------     -----
                                                                  (DOLLARS IN MILLIONS)
U.S. treasuries/agencies                    $ 14,707      $  1,264      $     26      $ 15,945        9.5%
State and political subdivisions               3,155           209            15         3,349        2.0
U.S. corporate securities                     56,757         3,886           252        60,391       36.0
Foreign government securities                  7,789         1,003            28         8,764        5.2
Foreign corporate securities                  21,727         2,194            79        23,842       14.2
Residential mortgage-backed securities        30,836           720           102        31,454       18.8
Commercial mortgage-backed securities         10,523           530            22        11,031        6.6
Asset-backed securities                       11,736           187            60        11,863        7.1
Other fixed income assets                        492           167            83           576        0.3
                                            --------      --------      --------      --------      -----
   Total bonds                               157,722        10,160           667       167,215       99.7
Redeemable preferred stocks                      611             2            76           537        0.3
                                            --------      --------      --------      --------      -----
   Total fixed maturities                   $158,333      $ 10,162      $    743      $167,752      100.0%
                                            ========      ========      ========      ========      =====

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

      The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of fixed maturities were $13 million and $38 million for the three months ended September 30, 2004 and 2003, respectively, and $65 million and $277 million for the nine months ended September 30, 2004 and 2003, respectively. The Company's three largest writedowns totaled $12 million and $23 million for the three months ended September 30, 2004 and 2003, respectively, and $33 million and $110 million for the nine months ended September 30, 2004 and 2003, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the three months ended September 30, 2004 and 2003, the Company sold fixed maturities with a fair value of $8,279 million and $4,984 million, respectively, at a loss of $157 million and $81 million, respectively. During the nine months ended September 30, 2004 and 2003, the Company sold fixed maturities with a fair value of $17,157 million and $12,736 million, respectively, at a loss of $335 million and $201 million, respectively.

      The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by:

                                                SEPTEMBER 30, 2004
                                        --------------------------------
                                             GROSS                 % OF
                                        UNREALIZED LOSSES          TOTAL
                                        -----------------          -----
                                                 (DOLLARS IN MILLIONS)
Less than 20%                                 $530                  90.8%
20% or more for less than six months            44                   7.5
20% or more for six months or greater           10                   1.7
                                              ----                  ----
   Total                                      $584                   100%
                                              ====                  ====

      The gross unrealized loss related to the Company's fixed maturities at September 30, 2004 was $584 million. These fixed maturities mature as follows:
4% due in one year or less; 26% due in greater than one year to five years; 14% due in greater than five years to ten years; 54% due in greater than ten years; and 2% in redeemable preferred (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (29%); mortgage-backed (21%); and redeemable preferred (12%); and are concentrated by industry in mortgage-backed (24%); redeemable preferred (12%); and finance (9%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 5% of the $38,047 million fair value and 10% of the $584 million gross unrealized loss.

      The following table presents the amortized cost, gross unrealized losses and number of securities for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for:

                                                                                   SEPTEMBER 30, 2004
                                                      ----------------------------------------------------------------------------
                                                          AMORTIZED COST         GROSS UNREALIZED LOSSES     NUMBER OF SECURITIES
                                                      ----------------------     -----------------------     --------------------
                                                       LESS THAN     20% OR      LESS THAN      20% OR       LESS THAN      20% OR
                                                          20%         MORE          20%          MORE           20%          MORE
                                                       ---------     ------      ---------      -------      ----------     ------
                                                                                   (DOLLARS IN MILLIONS)
Less than six months                                    $31,299      $   119      $   346      $    44        2,565           39
Six months or greater but less than nine months           2,742           24           57            6          381            7
Nine months or greater but less than twelve months          756           --           14           --           86           --
Twelve months or greater                                  3,687            4          113            4          536            8
                                                        -------      -------      -------      -------        -----           --
   Total                                                $38,484      $   147      $   530      $    54        3,568           54
                                                        =======      =======      =======      =======        =====           ==

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by less than 20% matures as follows: 4% due in one year or less; 26% due in greater than one year to five years; 14% due in greater than five years to ten years; 54% due in greater than ten years; and 2% in redeemable preferred (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (28%); mortgage-backed (23%); and redeemable preferred (13%); and are concentrated by industry in mortgage-backed (24%); redeemable preferred (13%); and finance (8%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 5% of the $37,954 million fair value and 10% of the $530 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for less than six months matures as follows: 1% due in one year or less; 13% due in one to five years; 39% due in greater than five years to ten years; and 47% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in U.S. corporates (46%); U.S. government (31%); and state and political subdivisions (4%); and are concentrated by industry in mortgage-backed (31%); finance (14%); and transportation (8%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 25% of the $75 million fair value and 18% of the $44 million gross unrealized loss.

      The category of fixed maturity securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater matures as follows: 1% due in greater than one year to five years; 65% due in greater than five years to ten years; and 34% due in greater than ten years (calculated as a percentage of amortized cost). Additionally, such securities are concentrated by sector in asset-backed (95%); and mortgage-backed (5%); and are concentrated by industry in asset-backed (95%); and mortgage-backed (5%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 77% of the $18 million fair value and 46% of the $10 million gross unrealized loss.

      The Company did not hold any fixed maturity securities with a gross unrealized loss at September 30, 2004 greater than $10 million.

      Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate bond holdings at:

                  SEPTEMBER 30, 2004        DECEMBER 31, 2003
                ---------------------     ---------------------
                ESTIMATED       % OF      ESTIMATED       % OF
                FAIR VALUE      TOTAL     FAIR VALUE      TOTAL
                ----------      -----     ----------      -----
                              (DOLLARS IN MILLIONS)
Industrial       $36,168         40.1%     $34,474         40.9%
Utility           11,017         12.2        9,955         11.8
Finance           15,250         16.9       14,287         17.0
Foreign (1)       27,076         30.0       23,842         28.3
Other                695          0.8        1,675          2.0
                 -------        -----      -------        -----
   Total         $90,206        100.0%     $84,233        100.0%
                 =======        =====      =======        =====


----------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

      The Company maintains a diversified corporate bond portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At September 30, 2004, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $5,063 million, which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate bonds held at September 30, 2004 was $718 million.

      The Company has hedged all of its material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

      Structured Securities. The following table shows the types of structured securities the Company held at:

                                                      SEPTEMBER 30, 2004           DECEMBER 31, 2003
                                                    ----------------------      ----------------------
                                                    ESTIMATED        % OF       ESTIMATED        % OF
                                                    FAIR VALUE       TOTAL      FAIR VALUE       TOTAL
                                                    ----------       -----      ----------       -----
                                                                (DOLLARS IN MILLIONS)
Residential mortgage-backed securities:
   Pass-through securities                           $13,074         23.4%      $15,427         28.4%
   Collateralized mortgage obligations                17,904         32.0        16,027         29.5
                                                     -------        -----       -------        -----
      Total residential mortgage-backed securities    30,978         55.4        31,454         57.9
Commercial mortgage-backed securities                 12,016         21.5        11,031         20.3
Asset-backed securities                               12,912         23.1        11,863         21.8
                                                     -------        -----       -------        -----
      Total                                          $55,906        100.0%      $54,348        100.0%
                                                     =======        =====       =======        =====

      The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At September 30, 2004 and December 31, 2003, $30,504 million and $31,210 million, respectively, or 98.5% and 99.2%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

      At September 30, 2004 and December 31, 2003, $8,440 million and $6,992 million, respectively, or 70.2% and 63.4%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

      Asset-backed securities, which include home equity loans, credit card receivables, collateralized debt obligations and automobile receivables, are purchased both to diversify the overall risks of the Company's fixed maturity assets and to provide income. The Company's asset-backed securities are diversified both by sector and by issuer. Credit card and home equity loan securitizations, accounting for about 28% and 29% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. Asset-backed securities generally have limited sensitivity to changes in interest rates. Approximately $8,509 million and $7,528 million, or 65.9% and 63.5%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at September 30, 2004 and December 31, 2003, respectively.

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

MORTGAGE LOANS ON REAL ESTATE

      The Company's mortgage loans on real estate are collateralized by commercial, agricultural and residential properties. Mortgage loans on real estate comprised 12.7% and 11.8% of the Company's total cash and invested assets at September 30, 2004 and December 31, 2003, respectively. The carrying value of mortgage loans on real estate is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage loans on real estate by type at:

                    SEPTEMBER 30, 2004        DECEMBER 31, 2003
                    ------------------        -----------------
                  CARRYING       % OF       CARRYING        % OF
                   VALUE         TOTAL       VALUE          TOTAL
                   -----         -----       -----          -----
                               (DOLLARS IN MILLIONS)
Commercial        $23,267         78.5%      $20,300         77.3%
Agricultural        5,593         18.9         5,327         20.3
Residential           760          2.6           622          2.4
                  -------        -----       -------        -----
   Total          $29,620        100.0%      $26,249        100.0%
                  =======        =====       =======        =====

      Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                         SEPTEMBER 30, 2004          DECEMBER 31, 2003
                       ---------------------      ---------------------
                       CARRYING        % OF       CARRYING        % OF
                         VALUE         TOTAL        VALUE         TOTAL
                       --------        -----      --------        -----
                                     (DOLLARS IN MILLIONS)
REGION
South Atlantic          $ 5,502         23.6%      $ 4,978         24.5%
Pacific                   5,608         24.3         5,005         24.7
Middle Atlantic           3,704         15.9         3,455         17.0
East North Central        2,443         10.5         1,821          9.0
New England               1,285          5.5         1,278          6.3
West South Central        1,775          7.6         1,370          6.8
Mountain                    741          3.2           740          3.6
West North Central          615          2.6           619          3.0
International             1,219          5.2           836          4.1
East South Central          276          1.2           198          1.0
Other                        99          0.4            --          0.0
                        -------        -----       -------        -----
   Total                $23,267        100.0%      $20,300        100.0%
                        =======        =====       =======        =====

PROPERTY TYPE
Office                  $10,826         46.6%      $ 9,170         45.2%
Retail                    5,288         22.7         5,006         24.7
Apartments                3,095         13.3         2,832         13.9
Industrial                2,034          8.7         1,911          9.4
Hotel                     1,227          5.3         1,032          5.1
Other                       797          3.4           349          1.7
                        -------        -----       -------        -----
   Total                $23,267        100.0%      $20,300        100.0%
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

      The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                          SEPTEMBER 30, 2004                                    DECEMBER 31, 2003
                           ------------------------------------------------      ------------------------------------------------
                                                                     % OF                                                  % OF
                          AMORTIZED       % OF       VALUATION    AMORTIZED     AMORTIZED       % OF       VALUATION    AMORTIZED
                           COST (1)      TOTAL       ALLOWANCE       COST        COST (1)      TOTAL       ALLOWANCE       COST
                           --------     --------      --------     --------      --------     --------      --------     --------
                                                                 (DOLLARS IN MILLIONS)
Performing                 $ 23,296         99.7%     $     90          0.4%     $ 20,315         99.5%     $     95          0.5%
Restructured                     55          0.2            18         32.7%           77          0.4            23         29.9%
Delinquent or under
  foreclosure                    --           --            --          --%            --           --            --          --%
Potentially delinquent           26          0.1             2          7.7%           30          0.1             4         13.3%
                           --------     --------      --------                   --------     --------      --------
  Total                    $ 23,377        100.0%     $    110          0.5%     $ 20,422        100.0%     $    122          0.6%
                           ========     ========      ========                   ========     ========      ========

----------

(1)   Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                 NINE MONTHS ENDED
                                SEPTEMBER 30, 2004
                               --------------------
                               (DOLLARS IN MILLIONS)
Balance, beginning of period       $         122
Additions                                     13
Deductions                                   (25)
                                   -------------
Balance, end of period             $         110
                                   =============

      Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

      Approximately 68% of the $5,593 million of agricultural mortgage loans outstanding at September 30, 2004 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

      The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                          SEPTEMBER 30, 2004                                    DECEMBER 31, 2003
                           ------------------------------------------------      ------------------------------------------------
                                                                     % OF                                                  % OF
                          AMORTIZED       % OF       VALUATION    AMORTIZED     AMORTIZED       % OF       VALUATION    AMORTIZED
                           COST (1)      TOTAL       ALLOWANCE       COST        COST (1)      TOTAL       ALLOWANCE       COST
                           --------     --------      --------     --------      --------     --------      --------     --------
                                                                 (DOLLARS IN MILLIONS)
Performing                 $  5,447         97.2%     $      5          0.1%     $  5,162         96.7%     $     --            -%
Restructured                     67          1.2            --           --%          111          2.1             1          0.9%
Delinquent or under
  foreclosure                    83          1.5             3          3.6%           36          0.7             2          5.6%
Potentially delinquent            5          0.1             1         20.0%           24          0.5             3         12.5%
                           --------        -----      --------                   --------        -----      --------
  Total                    $  5,602        100.0%     $      9          0.2%     $  5,333        100.0%     $      6          0.1%
                           ========        =====      ========                   ========        =====      ========

----------

(1)   Amortized cost is equal to carrying value before valuation allowances.

      The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                 NINE MONTHS ENDED
                                SEPTEMBER 30, 2004
                               --------------------
                               (DOLLARS IN MILLIONS)

Balance, beginning of period       $          6
Additions                                     5
Deductions                                   (2)
                                   ------------
Balance, end of period             $          9
                                   ============

REAL ESTATE AND REAL ESTATE JOINT VENTURES

      The Company's real estate and real estate joint venture investments consist of commercial properties located primarily throughout the U.S. At September 30, 2004 and December 31, 2003, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,263 million and $4,677 million, respectively, or 1.8%, and 2.1% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                       SEPTEMBER 30, 2004             DECEMBER 31, 2003
                                                   -------------------------      -------------------------
                                                    CARRYING                       CARRYING
TYPE                                                 VALUE        % OF TOTAL        VALUE     % OF TOTAL
                                                   ----------     ----------      ----------     ----------
                                                                     (DOLLARS IN MILLIONS)
Real estate held-for-investment                    $    3,818           89.6%     $    3,472           74.2%
Real estate joint ventures held-for-investment            350            8.2             312            6.7
Foreclosed real estate held-for-investment                  2             --               2            0.1
                                                   ----------     ----------      ----------     ----------
                                                        4,170           97.8           3,786           81.0
                                                   ----------     ----------      ----------     ----------

Real estate held-for-sale                                  93            2.2             890           19.0
Foreclosed real estate held-for-sale                       --             --               1             --
                                                   ----------     ----------      ----------     ----------
                                                           93            2.2             891           19.0
                                                   ----------     ----------      ----------     ----------
Total real estate, real estate joint ventures
  and real estate held-for-sale                    $    4,263          100.0%     $    4,677          100.0%
                                                   ==========     ==========      ==========     ==========

      The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $93 million and $891 million at September 30, 2004 and December 31, 2003, respectively, are net of valuation allowances of $9 million and $12 million, respectively, and net of prior period impairments of $78 million and $80 million at September 30, 2004 and December 31, 2003, respectively.

      The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

      Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS

      The Company's carrying value of equity securities, which primarily consist of investments in common and preferred stocks and mutual fund interests, was $1,869 million and $1,584 million at September 30, 2004 and December 31, 2003, respectively. Equity securities include private equity securities with an estimated fair value of $741 million and $432 million at September 30, 2004 and December 31, 2003, respectively. The carrying value of the other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the U.S. and overseas) was $2,846 million and $2,600 million at September 30, 2004 and December 31, 2003, respectively. The Company classifies its investments in common stocks as available-for-sale and marks them to market, except for non-marketable private equities, which are generally carried at cost. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in equity securities excluding partnerships represented 0.8% and 0.7% of cash and invested assets at September 30, 2004 and December 31, 2003, respectively.

      Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

      The following tables set forth the cost, gross unrealized gain or loss and estimated fair value of the Company's equity securities, as well as the percentage of the total equity securities at:

                                                               SEPTEMBER 30, 2004
                                     ----------------------------------------------------------------------
                                                         GROSS UNREALIZED
                                                    -------------------------     ESTIMATED         % OF
                                        COST           GAIN           LOSS        FAIR VALUE       TOTAL
                                     ----------     ----------     ----------     ----------     ---------
                                                             (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks                      $    1,017     $      258     $       20     $    1,255           67.1%
  Nonredeemable preferred stocks            580             39              5            614           32.9
                                     ----------     ----------     ----------     ----------     ----------
    Total equity securities          $    1,597     $      297     $       25     $    1,869          100.0%
                                     ==========     ==========     ==========     ==========     ==========

                                                               DECEMBER 31, 2003
                                     ----------------------------------------------------------------------
                                                         GROSS UNREALIZED
                                                    -------------------------     ESTIMATED         % OF
                                        COST           GAIN           LOSS        FAIR VALUE       TOTAL
                                     ----------     ----------     ----------     ----------     ----------
                                                             (DOLLARS IN MILLIONS)
Equity Securities:
  Common stocks                      $      613     $      327     $        2     $      938           59.2%
  Nonredeemable preferred stocks            602             48              4            646           40.8
                                     ----------     ----------     ----------     ----------     ----------
    Total equity securities          $    1,215     $      375     $        6     $    1,584          100.0%
                                     ==========     ==========     ==========     ==========     ==========

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

      Equity securities or other limited partnership interests which are deemed to be other-than-temporarily impaired are written down to fair value. The Company records writedowns as investment losses and adjusts the cost basis of the equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Writedowns of equity securities and other limited partnership interests were $14 million and $12 million for the three months ended September 30, 2004 and 2003, respectively, and $24 million and $101 million for the nine months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004 and 2003, the Company sold equity securities with an estimated fair value of $31 million and $2 million, respectively, at a loss of $6 million and $6 million, respectively. During the nine months ended September 30, 2004 and 2003, the Company sold equity securities with an estimated fair value of $119 million and $44 million, at a loss of $20 million and $12 million, respectively.

      The gross unrealized loss related to the Company's equity securities at September 30, 2004 was $25 million. Such securities are concentrated by security type in mutual funds (42%); and common stock (37%) and are concentrated by industry in domestic broad market mutual funds (42%); and financial (12%) (calculated as a percentage of gross unrealized loss).

      The following table presents the cost, gross unrealized losses and number of securities for equity securities where the estimated fair value had declined and remained below cost by less than 20%, or 20% or more for:

                                                                                  SEPTEMBER 30, 2004
                                                       -------------------------------------------------------------------------
                                                               COST             GROSS UNREALIZED LOSSES    NUMBER OF SECURITIES
                                                       ---------------------     ---------------------     ---------------------
                                                      LESS THAN      20% OR     LESS THAN      20% OR     LESS THAN      20% OR
                                                         20%          MORE         20%          MORE         20%          MORE
                                                       --------     --------     --------     --------     --------     --------
                                                                                 (DOLLARS IN MILLIONS)
Less than six months                                   $    325     $     37     $      9     $     15          205           78
Six months or greater but less than nine months              26           --            1           --            4           --
Nine months or greater but less than twelve months            1           --           --           --            3           --
Twelve months or greater                                      3           --           --           --            5           --
                                                       --------     --------     --------     --------     --------     --------
  Total                                                $    355     $     37     $     10     $     15          217           78
                                                       ========     ========     ========     ========     ========     ========

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

      The following table presents the total gross unrealized losses for equity securities at September 30, 2004 where the estimated fair value had declined and remained below cost by:

                                             SEPTEMBER 30, 2004
                                          -------------------------
                                            GROSS
                                          UNREALIZED        % OF
                                            LOSSES         TOTAL
                                          ----------     ----------
                                            (DOLLARS IN MILLIONS)
Less than 20%                             $       10           40.0%
20% or more for less than six months              15           60.0
20% or more for six months or greater             --            0.0
                                          ----------     ----------
  Total                                   $       25            100%
                                          ==========     ==========

      Equity securities where the estimated fair value has declined and remained below cost by less than 20% are concentrated by security type in preferred stock (51%); and mutual funds (22%); and concentrated by industry in financial (30%); and domestic broad market mutual funds (22%) (calculated as a percentage of gross unrealized loss).

      Equity securities where the estimated fair value has declined and remained below cost by 20% or more for less than six months are concentrated by security type in mutual funds (56%) and common stock (44%) and concentrated by industry in domestic broad market mutual funds (56%) (calculated as a percentage of gross unrealized loss). The significant factors considered at September 30, 2004 in the review of equity securities for other-than-temporary impairment were a result of generally difficult economic and market conditions.

      The Company did not hold any equity securities with a gross unrealized loss at September 30, 2004 greater than $5 million.

OTHER INVESTED ASSETS

      The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3.7 billion and $3.9 billion at September 30, 2004 and December 31, 2003, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also include the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 1.9% and 2.1% of cash and invested assets at September 30, 2004 and December 31, 2003, respectively.

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

      The table below provides a summary of the notional amount and fair value of derivative financial instruments held at:

                                         SEPTEMBER 30, 2004                           DECEMBER 31, 2003
                              ----------------------------------------     ----------------------------------------
                                                  CURRENT MARKET                               CURRENT MARKET
                                                   OR FAIR VALUE                                OR FAIR VALUE
                               NOTIONAL      -------------------------      NOTIONAL      -------------------------
                                AMOUNT         ASSETS      LIABILITIES       AMOUNT         ASSETS      LIABILITIES
                              ----------     ----------     ----------     ----------     ----------     ----------
                                                              (DOLLARS IN MILLIONS)
Financial futures             $    1,423     $        2     $        5     $    1,348     $        8     $       30
Interest rate swaps               13,856            265             51          9,944            189             36
Floors                             3,325             21             --            325              5             --
Caps                               7,333             13             --          9,345             29             --
Financial forwards                   115             --             --          1,310              2              3
Foreign currency swaps             7,302             47            779          4,710              9            796
Options                              269              2              7          6,065              7             --
Foreign currency forwards          1,065              3             28            695              5             32
Credit default swaps               1,800              7              6            615              2              1
Synthetic GICs                     5,690             --             --          5,177             --             --
Other                                200              6             --             --             --             --
                              ----------     ----------     ----------     ----------     ----------     ----------
  Total                       $   42,378     $      366     $      876     $   39,534     $      256     $      898
                              ==========     ==========     ==========     ==========     ==========     ==========

VARIABLE INTEREST ENTITIES

      The Company has adopted the provisions of FIN 46 and FIN 46(r). See "-- Application of Recent Accounting Pronouncements." The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at September 30, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                           SEPTEMBER 30, 2004
                                          -------------------------------------------------------
                                             PRIMARY BENEFICIARY         NOT PRIMARY BENEFICIARY
                                          -------------------------     -------------------------
                                                          MAXIMUM                       MAXIMUM
                                            TOTAL       EXPOSURE TO       TOTAL       EXPOSURE TO
                                          ASSETS (1)      LOSS (2)      ASSETS (1)      LOSS (2)
                                          ----------     ----------     ----------     ----------
                                                           (DOLLARS IN MILLIONS)
Asset-backed securitizations
  and collateralized debt obligations     $       --     $       --     $    2,324     $       15
Real estate joint ventures (3)                    16             14            132             --
Other limited partnerships (4)                    80             76            587             57
                                          ----------     ----------     ----------     ----------
  Total                                   $       96     $       90     $    3,043     $       72
                                          ==========     ==========     ==========     ==========

----------

      (1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value as of September 30, 2004. The assets of the real estate joint ventures and other limited partnerships are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

SECURITIES LENDING

      The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $26,443 million and $25,121 million and an estimated fair value of $27,842 million and $26,387 million were on loan under the program at September 30, 2004 and December 31, 2003, respectively. The Company was liable for cash collateral under its control of $28,662 million and $27,083 million at September 30, 2004 and December 31, 2003, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

SEPARATE ACCOUNTS

      The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in conformity with insurance laws. Effective with the adoption of SOP 03-1, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses) and the corresponding amounts credited to contractholders of such separate accounts subsequent to January 1, 2004 are offset within the same line in the unaudited interim condensed consolidated statements of income. The Company's revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company's general account assets, liabilities, revenues and expenses. Effective January 1, 2004, in accordance with the SOP 03-1 separate account reporting criteria, separate account assets with a fair value of $1.7 billion were reclassified to general account investments with a corresponding transfer of separate account liabilities to future policy benefits and policyholder account balances. See "--Application of Recent Accounting Pronouncements."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has material exposure to interest rate, equity market and foreign currency exchange risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company's market risk exposure at September 30, 2004 is relatively unchanged in amount from that reported on December 31, 2003, a description of which may be found in the 2003 Annual Report on Form 10-K.

      As disclosed in the 2003 Annual Report on Form 10-K, the Company uses a variety of strategies to manage interest rate and foreign currency exchange risk, including the use of derivative instruments. In the third quarter of 2004, the Company initiated a hedging strategy for certain equity price risks. The current volume of transactions does not materially change the amounts reported for market risk exposure on December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      The Holding Company's management, with the participation of the Holding Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Holding Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The following should be read in conjunction with Note 7 to the unaudited interim condensed consolidated financial statements in Part I of this Report.

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

      On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2004.

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

      Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of September 30, 2004, there are approximately 333 sales practices lawsuits pending against Metropolitan Life; approximately 46 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 56 sales practices lawsuits pending against General American. Metropolitan Life, New England and General American continue to defend themselves vigorously against these lawsuits. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

      The Company believes adequate provision has been made in its unaudited interim condensed consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England and General American.

ASBESTOS-RELATED CLAIMS

      Metropolitan Life previously reported that it had received approximately 60,300 asbestos-related claims in 2003 and approximately 53,200 such claims in the first nine months of 2003. In the context of a change in Metropolitan Life's asbestos claims administrator in the second half of 2003, there was a minor overstatement of Metropolitan Life's reported asbestos-related claims in 2003 and the first half of 2004. Accordingly, Metropolitan Life now reports that it received approximately 58,650 asbestos-related claims in 2003 and 19,100 of such claims in the first nine months of 2004 (12,900 claims in the first six months of 2004), compared to approximately 53,000 in the first nine months of 2003.

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

     Metropolitan Life also has been named as a defendant in a small number of silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

PROPERTY AND CASUALTY ACTIONS

      A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. This suit has been stayed pending resolution of these issues by the Montana Supreme Court in a suit involving another insurer. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

DEMUTUALIZATION ACTIONS

      Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, MetLife, Inc. (the "Holding Company"), the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. On February 21, 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Defendants have moved to dismiss part of the consolidated amended complaint, and plaintiffs have served their motion to certify a litigation class. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under
Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a purported class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint on April 2, 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. On September 8, 2004, the court denied defendants' motion for summary judgment as premature. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

      On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. In July 2004, the plaintiffs served an amended complaint. The amended complaint challenges the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserts claims of breach of fiduciary duty, common law fraud, and unjust enrichment. Plaintiffs seek compensatory and punitive damages, as well as attorneys' fees and costs. The Holding Company and Metropolitan Life have moved to dismiss the amended complaint. In October 2003, the United States District Court for the Western District of Pennsylvania dismissed plaintiffs' similar complaint alleging that the demutualization breached the terms of the 1999 settlement agreement and unjustly enriched the Holding Company and Metropolitan Life. The Holding Company and Metropolitan Life intend to contest this matter vigorously.

OTHER

      Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. State Street Research Investment Services ("SSRIS"), one of the Company's indirect broker/dealer subsidiaries, has entered into a settlement with the NASD resolving all outstanding issues relating to its investigation. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a so-called "Wells Notice" stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under the SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

      In October 2004, the SEC informed MetLife that it anticipates issuing a formal order of investigation related to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The Company intends to fully cooperate with respect to any inquiries from the SEC.

      The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received a subpoena, including a set of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents concerning contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife is continuing to conduct an internal review of its commission payment practices. The Company continues to fully cooperate with these inquiries and is responding to the subpoenas and other requests.

      Two class action lawsuits were filed in the United States District Court for the Southern District of New York, on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against defendants MetLife and certain officers of the Company. In the context of contingent commissions, the Complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding the Company's financial performance throughout the class period that had the effect of artificially inflating the market price of the Company's securities. The plaintiffs in these actions seek compensatory and other relief. The Company and other defendants intend to vigorously defend these cases.

      A case has been brought in California state court against MetLife, other insurers and an insurance broker, among others, alleging that the insurers and the broker violated Section 17200 of the California Business and Profession Act by engaging in unfair trade practices concerning contingent commissions and fees paid to the broker. Additionally, a civil RICO action has been brought against MetLife, other insurers, and a broker in a California federal court with respect to issues concerning contingent commissions and fees paid to the broker. The Company intends to vigorously defend these cases.

      In addition to those discussed above, a number of inquiries of the insurance industry by regulators and others are now pending regarding industry brokerage practices and related matters and others may begin. It is reasonably possible that MetLife will receive additional subpoenas, interrogatories, requests and lawsuits. MetLife will fully cooperate with all regulatory inquiries and vigorously defend all lawsuits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Purchases of common stock made by or on behalf of the Holding Company during the three months ended September 30, 2004 are set forth below:

                                                                                                             (D) MAXIMUM NUMBER (OR
                                                                                                               APPROXIMATE DOLLAR
                                                                                    (C) TOTAL NUMBER OF      VALUE) OF SHARES THAT
                                                                                  SHARES PURCHASED AS PART    MAY YET BE PURCHASED
                                      (A) TOTAL NUMBER OF     (B) AVERAGE PRICE    OF PUBLICLY ANNOUNCED       UNDER THE PLANS OR
           PERIOD                     SHARES PURCHASED(1)       PAID PER SHARE      PLANS OR PROGRAMS(2)            PROGRAMS
--------------------------------      -------------------     -----------------   ------------------------   -----------------------
July 1 - July 31, 2004                         -                      -                      -                    $433,901,324
August 1 - August 31, 2004                 3,233,977               $36.02                3,211,781                $318,235,733
September 1 - September 30, 2004           2,789,051               $37.92                2,784,723                $212,628,334
Total                                      6,023,028               $36.90                5,966,504                $212,628,334

(1) During the period August 1 - August 31, 2004, separate account affiliates of the Holding Company purchased 22,196 shares of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. During the period September 1 - September 30, 2004, separate account affiliates of the Holding Company purchased 4,328 shares of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2) On February 19, 2002, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. On October 26, 2004, the Holding Company's Board of Directors authorized an additional $1 billion common stock repurchase program, which will begin after the completion of the program authorized on February 19, 2002. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions.

ITEM 6. EXHIBITS

      10.1 Letter from MetLife, Inc., Metropolitan Life Insurance Company and MetLife Funding, Inc. to Bank of America, N.A., as administrative agent, terminating as of April 23, 2004 the Three-Year Credit Agreement dated April 23, 2002.

      10.2 Metropolitan Life Auxiliary Savings and Investment Plan (amended and restated) effective January 1, 2004, as adopted August 3, 2004.

      10.3 Metropolitan Life Supplemental Auxiliary Savings and Investment Plan (amended and restated) effective January 1, 2004, as adopted August 3, 2004.

      10.4 MetLife Plan for Transition Assistance for Officers dated January 7, 2000, as amended.

      10.5 Agreement, Waiver and General Release dated August 18, 2004 between MetLife Group, Inc. and Stewart G. Nagler.

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

Date: November 5, 2004

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               EXHIBIT NAME
-------                              ------------
  10.1      Letter from MetLife, Inc., Metropolitan Life Insurance Company and
            MetLife Funding, Inc. to Bank of America, N.A., as administrative agent, terminating as of April 23, 2004 the Three-Year Credit
            Agreement dated April 23, 2002.

  10.2 Metropolitan Life Auxiliary Savings and Investment Plan (amended and restated) effective January 1, 2004, as adopted August 3, 2004.

  10.3      Metropolitan Life Supplemental Auxiliary Savings and Investment Plan
            (amended and restated) effective January 1, 2004, as adopted August
            3, 2004.

  10.4      MetLife Plan for Transition Assistance for Officers dated January 7,
            2000, as amended.

  10.5      Agreement, Waiver and General Release dated August 18, 2004 between
            MetLife Group, Inc. and Stewart G. Nagler.

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