Form 10-K
period 2004-12-31
METLIFE INC
filed 2005-03-07
CIK 1099219

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



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



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

                                200 PARK AVENUE
                         NEW YORK, NEW YORK 10166-0188
                                 (212) 578-2211
   (Address and telephone number of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
          Common Stock, par value $.01                       New York Stock Exchange
              5.875% Senior Notes                            New York Stock Exchange
              5.375% Senior Notes                              Irish Stock Exchange

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $27 billion. As of March 1, 2005, 732,924,389 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART OF ITEM 10, ITEM 11, PART OF ITEM 12, AND ITEMS 13 AND 14 OF PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 26, 2005, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2004.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                     PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    27
Item 3.   Legal Proceedings...........................................    27
Item 4.   Submission of Matters to a Vote of Security Holders.........    35

                                    PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........    36
Item 6.   Selected Financial Data.....................................    38
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    42
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    98
Item 8.   Financial Statements and Supplementary Data.................   103
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   104
Item 9A.  Controls and Procedures.....................................   104
Item 9B.  Other Information...........................................   104

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   105
Item 11.  Executive Compensation......................................   105
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   105
Item 13.  Certain Relationships and Related Transactions..............   106
Item 14.  Principal Accountant Fees and Services......................   106

                                    PART IV
Item 15.  Exhibits and Financial Statement Schedules..................   107

SIGNATURES............................................................   115

EXHIBIT INDEX.........................................................   E-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

     As used in this Form 10-K, "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

     MetLife, Inc., through its subsidiaries and affiliates, is a leading provider of insurance and other financial services to individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowner's insurance and retail banking services to individuals, as well as group insurance, reinsurance, and retirement & savings products and services to corporations and other institutions. The MetLife companies serve individuals in approximately 13 million households in the United States and provide benefits to 37 million employees and family members through their plan sponsors, including 88 of the top one hundred FORTUNE(R) 500 companies. Outside the United States, the MetLife companies serve approximately 9 million customers through direct insurance operations in Argentina, Brazil, Chile, China, Hong Kong, India, Indonesia, Mexico, South Korea, Taiwan and Uruguay.

     MetLife is one of the largest insurance and financial services companies in the United States. The Company's franchises and brand names uniquely position it to be the preeminent provider of protection and savings and investment products in the United States. In addition, MetLife's international operations are focused on markets where the demand for insurance and savings and investment products is expected to grow rapidly in the future.

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

     Over the course of the next several years, MetLife will pursue the following specific strategies to achieve its goals:

     - Build on widely recognized brand names

     - Capitalize on a large customer base

     - Enhance capital efficiency

     - Expand distribution channels

     - Continue to introduce innovative and competitive products

     - Focus on international operations

     - Maintain balanced focus on asset accumulation and protection products

     - Manage operating expenses commensurate with revenue growth

     - Further commitment to a diverse workplace

     MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 16 of Notes to Consolidated Financial Statements.

INSTITUTIONAL
-------------

     The Company's Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions.

     Group insurance products and services include group life insurance, non-medical health insurance products and related administrative services, as well as other benefits, such as employer-sponsored auto and homeowner's insurance provided through the Auto & Home segment and prepaid legal services plans. Non-medical health insurance is comprised of products such as accidental death and dismemberment, long-term care, short- and long-term disability and dental insurance. The Company offers group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Revenues applicable to these group insurance products and services were $11 billion in 2004, representing 69% of total Institutional revenues of $16 billion.

     MetLife has built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the United States. MetLife serves companies and institutions with 37 million employees and family members through their plan sponsors, including 88 of the top one hundred FORTUNE(R) 500 companies.

     MetLife's retirement & savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small- and mid-sized 401(k) and other defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment of defined benefit and defined contribution plan assets. Revenues applicable to MetLife's retirement & savings products were $5 billion in 2004, representing 31% of total Institutional revenues.

     The employee benefit market served by Institutional is a dynamic one. Employers continue to seek ways to reduce the costs of their benefit plans while still attracting and retaining a motivated workforce. The continued high annual increases in the cost of providing employee medical care benefits and retiree benefits have resulted in many employers reviewing all of their benefit programs. The employee benefit market also reflects employees' increasing concern about the future of government-funded retirement and safety-net programs, an increasingly mobile workforce and the desire of employers to share the market risk of retirement benefits with employees. MetLife believes these trends are facilitating the introduction and increasing employer support of "voluntary" products, such as supplemental group life, long-term care insurance, annuities, auto and homeowner's insurance, and certain critical care products, as well as leading more employers to adopt defined contribution pension arrangements, such as 401(k) plans.

  MARKETING AND DISTRIBUTION

     Institutional markets its products and services through separate sales forces, comprised of MetLife employees, for both its group insurance and retirement & savings lines.

     MetLife distributes its group insurance products and services through a regional sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or a consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. As of December 31, 2004, the group insurance sales channels had approximately 374 marketing representatives.

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

     - The mid-sized market and large market are served by a regional sales force which operates from 32 offices and generally concentrates on sales to employers with fewer than 25,000 employees, through selected national and regional brokers, as well as through consultants;

     - The small market sales force operates out of 36 individual offices staffed with sales and administrative employees located throughout the United States. These centers provide comprehensive support services on a local basis to brokers and other intermediaries by providing an array of products and services designed for smaller businesses, generally those with fewer than 500 employees; and

     - The voluntary benefits sales force is located in the same offices as the mid-large market sales force. It specializes in voluntary benefits for the mid-large market through select brokers and consultants. In addition, there are specialized sales personnel for the sale of individual disability income policies through brokers.

     MetLife's retirement & savings organization markets retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

     MetLife distributes retirement & savings products and services through dedicated sales teams and relationship managers located in 21 offices around the country. In addition, the retirement & savings organization works with the distribution channels in the Individual segment and in the group insurance area to better reach and service customers, brokers, consultants and other intermediaries.

     The Company has entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of institutional products and services. The Company also seeks to sell its institutional products and services through sponsoring organizations and affinity groups. For example, the Company is a preferred provider of long-term care products for the American Association of Retired Persons and the National Long-Term Care Coalition, a group of some of the nation's largest employers. In addition, the Company, together with John Hancock Financial Services, Inc., a wholly owned subsidiary of Manulife Financial, is a provider for the Federal Long-Term Care Insurance program. The program, available to most federal employees and their families, is the largest employer-sponsored long-term care insurance program in the country based on the number of enrollees.

  GROUP INSURANCE PRODUCTS AND SERVICES

     MetLife's group insurance products and services include:

          Group life. Group life insurance products and services include group term life (both employer paid basic life and employee paid supplemental life), group universal life, group variable universal life, dependent life and survivor income benefits. These products and services are offered as standard products or may be tailored to meet specific customer needs. This category also includes specialized life insurance products designed specifically to provide solutions for non-qualified benefit and retiree benefit funding purposes.

          Non-medical health. Non-medical health insurance consists of short and long-term disability, disability income, long-term care, dental and accidental death and dismemberment coverages. MetLife also sells excess risk and administrative services only arrangements to some employers.

          Other products and services. Other products and services include employer-sponsored auto and homeowner's insurance provided through the Auto & Home segment and prepaid legal plans.

  RETIREMENT & SAVINGS PRODUCTS AND SERVICES

     MetLife's retirement & savings products and services include:

          Guaranteed interest and stable value products. MetLife offers guaranteed investment contracts ("GICs"), including separate account and synthetic (trust) GICs, funding agreements and similar products.

          Accumulation and income products. MetLife also sells fixed and variable annuity products, generally in connection with defined contribution plans, the termination of pension plans or the funding of structured settlements.

          Defined contribution plan services. MetLife provides full service defined contribution programs to small- and mid-sized companies.

          Other retirement & savings products and services. Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plans on behalf of corporations and other institutions.

INDIVIDUAL
----------

     MetLife's Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and long-term care insurance products offered through the Institutional segment, investment products such as mutual funds, as well as other products offered by the Company's other businesses. Individual's principal distribution channels are the MetLife Financial Services career agency system, the New England Financial general agency system, and Independent Distribution. Individual distributes its products through several additional distribution channels, including Walnut Street Securities, MetLife Resources and Texas Life. In total, Individual had approximately 10,800 active sales representatives at December 31, 2004.

     MetLife's broadly recognized brand names and strong distribution channels have allowed it to become the third largest provider of individual life insurance and annuities in the United States, with $13 billion of total statutory individual life and annuity premiums and deposits through September 30, 2004, the latest period for which OneSource, a database that aggregates U.S. insurance company statutory financial statements, is available. According to research performed by the Life Insurance Marketing and Research Association ("LIMRA"), based on sales through December 31, 2004, MetLife was the third largest issuer of individual variable life insurance in the United States and the eighth largest issuer of all individual life insurance products in the United States. In addition, according to research done by LIMRA and based on new annuity deposits through September 30, 2004, MetLife was the fifth largest annuity writer in the United States.

     Reflecting overall trends in the insurance industry, sales of MetLife's traditional life insurance products have declined in recent years. However, during the period from 2000 to 2004, the statutory deposits for annuity products increased at a compound annual growth rate of approximately 19.6%. Annuity deposits represented approximately 59% of total statutory premiums and deposits for Individual in 2004. Individual had $12.7 billion of total revenues, or 33% of MetLife's total revenues in 2004.

  MARKETING AND DISTRIBUTION

     The Company targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. The Company has also been successful in selling its products in various multicultural markets. Individual products are distributed nationwide through multiple channels, with the primary distribution systems being the MetLife Financial Services career agency system, the New England Financial general agency system, and Independent Distribution.

     MetLife Financial Services career agency system. The MetLife Financial Services career agency system had 5,597 agents under contract in 126 agencies at December 31, 2004. The career agency sales force focuses on the large middle-income and affluent markets, including multicultural markets. The Company supports its efforts in multicultural markets through targeted advertising, specially trained agents and sales literature written in various languages. Multicultural markets represented approximately 33% of MetLife Financial Services' individual life sales in 2004. The average face amount of a life insurance policy sold through the career agency system in 2004 was approximately $280,000.

     Agents in the career agency system are full-time MetLife employees who are compensated primarily with commissions based on sales. As MetLife employees, they also receive certain benefits. Agents in the career agency system are not authorized to sell other insurers' products without MetLife's approval. At December 31, 2004, approximately 87% of the agents in the career agency system were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

     From 2000 through 2004, the number of agents under contract in the MetLife Financial Services career agency system increased from 5,531 to 5,597. The increase in the number of agents is due to improving retention, which in-turn drives increased productivity. During the same period, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 17%.

     New England Financial general agency system. New England Financial's general agency system targets high net-worth individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial general agency system in 2004 was approximately $460,000.

     At December 31, 2004, New England Financial's sales force included 58 general agencies providing support to 2,383 agents and a network of independent brokers throughout the United States. The compensation of agents who are independent contractors and general agents who have exclusive contracts with New England Financial is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2004, approximately 85% of New England Financial's agents were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

     Independent Distribution. GenAmerica Financial markets a portfolio of individual life insurance, annuity contracts, and related financial services to high net-worth individuals and small- to medium-sized businesses through multiple distribution channels. These distribution channels include independent general agents, financial advisors, consultants, brokerage general agencies and other independent marketing organizations. The average face amount of a life insurance policy sold through the GenAmerica Financial independent general agency system in 2004 was approximately $420,000.

     The GenAmerica Financial distribution channel sells universal life, variable universal life, and traditional life insurance products through 1,654 independent general agencies with which it has contractual arrangements. This reflects a 13% increase in independent general agencies from 2003 to 2004. There are 380 independent general agents who produced at least $25,000 in first-year insurance sales in 2004. These agents market GenAmerica Financial products and are independent contractors who are generally responsible for the expenses of operating their agencies, including office and overhead expenses, and the recruiting, selection, contracting, training, and development of agents and brokers in their agencies. Recruiting and wholesaling efforts are directed from a nationwide network of regional offices. GenAmerica Financial is actively developing and implementing programs designed to increase the scale and productivity of its distribution channels.

     In 2003, MetLife Investors Group's management became responsible for the GenAmerica Financial distribution channel, building on its success in third party distribution and taking advantage of its scale and established systems.

     MetLife Investors Group is a wholesale distribution channel dedicated to the distribution of variable and fixed annuities and insurance products through financial intermediaries, including regional broker/dealers, New York Stock Exchange brokerage firms, financial planners and banks. For the year ended December 31, 2004, MetLife Investors Group had 534 selling agreements, 458 for regional broker/dealers and financial planners, 70 for banks, 5 for brokerage firms and 1 for a third party administrator. As of December 31, 2004, MetLife Investors Group's sales force consisted of 100 regional vice presidents, or wholesalers.

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

          Walnut Street Securities. Walnut Street Securities, Inc., a MetLife, Inc. subsidiary, is a broker/ dealer that markets mutual funds and other securities, as well as variable life insurance and variable annuity products, through 1,359 independent registered representatives.

          MetLife Resources. MetLife Resources, a division of MetLife, markets retirement, annuity and other financial products on a national basis through 427 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets.

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

     MetLife's long-term care insurance provides a fixed benefit for certain costs associated with nursing home care and other services that may be provided to individuals unable to perform certain activities of daily living.

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

     Mutual funds and securities. MetLife, through its broker-dealer affiliates, offers a full range of mutual funds and other securities products.

AUTO & HOME
-----------

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels, including the MetLife Financial Services career agency system, independent agents, property and casualty specialists and direct response marketing. Auto & Home primarily sells auto insurance, which represented 73.1% of Auto & Home's total net premiums earned in 2004, and homeowner's insurance, which represented 25.2% of Auto & Home's total net premiums earned in 2004.

  PRODUCTS

     Auto & Home's insurance products include:

     - auto, including both standard and non-standard private passenger;

     - homeowner's, renters, condominium and dwelling; and

     - other personal lines, including umbrella (protection against losses in excess of amounts covered by other liability insurance policies), recreational vehicles and boat owners.

     Auto coverages. Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive coverages. Auto & Home also offers non-standard auto insurance, which accounted for approximately $80 million in net premiums earned in 2004 and represented approximately 3.7% of total auto net premiums earned in 2004.

     Homeowner's coverages. Homeowner's insurance provides protection for homeowner's, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy.

     Traditional insurance policies for dwellings represent the majority of Auto & Home's homeowner's policies providing protection for loss on a "replacement cost" basis. These policies provide additional coverage for reasonable, normal living expenses incurred by policyholders that have been displaced from their homes.

  MARKETING AND DISTRIBUTION

     Personal lines auto and homeowner's insurance products are directly marketed to employees through employer-sponsored programs. Auto & Home products are also marketed and sold by the MetLife Financial Services career agency sales force, independent agents, property and casualty specialists and through a direct response channel.

  EMPLOYER-SPONSORED PROGRAMS

     Auto & Home is a leading provider of employer-sponsored auto and homeowner's products. Net premiums earned through Auto & Home's employer-sponsored distribution channel grew at a compound annual rate of 10.8%, from $638 million in 2000 to $963 million in 2004. At December 31, 2004, approximately 1,800 employers offered MetLife Auto & Home products to their employees.

     Institutional marketing representatives market the employer-sponsored Auto & Home products to employers through a variety of means, including broker referrals and cross-selling to MetLife group customers. Once endorsed by the employer, MetLife commences marketing efforts to employees. Employees who are interested in the employer-sponsored auto and homeowner's products can call a toll-free number for a quote, purchase coverage and authorize payroll deduction over the telephone. Auto & Home has also developed proprietary software that permits an employee in most states to obtain a quote for employer-sponsored auto insurance through Auto & Home's Internet website.

  RETAIL DISTRIBUTION CHANNELS

     MetLife markets and sells Auto & Home products through its MetLife Financial Services career agency sales force, independent agents, property and casualty specialists and through a direct response channel. In recent years, MetLife has increased its use of independent agents and property and casualty specialists to sell these products.

     MetLife Financial Services career agency system. The MetLife Financial Services career agency system has approximately 1,500 agents that sell Auto & Home insurance products. Sales of Auto & Home products by these agents have been declining since the early 1990s, due principally to the reduction in the number of agents in the MetLife Financial Services career agency sales force. See
"-- Individual -- Marketing and Distribution."

     Independent agencies. At December 31, 2004, Auto & Home maintained contracts with more than 3,800 agencies and brokers.

     Property and casualty specialists. Auto & Home has 544 specialists located in 34 states. Auto & Home's strategy is to utilize property and casualty specialists, who are MetLife employees, in geographic markets that are underserved by its career agents.

     Other distribution channels. The Company also utilizes a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

     In 2004, Auto & Home's business was concentrated in the following states, as measured by net premiums earned: New York $400 million or 13.6%, Massachusetts $371 million or 12.6%, Illinois $209 million or 7.1%, Connecticut $141 million or 4.8%, and Minnesota $134 million or 4.5%.

  CLAIMS

     Auto & Home's claims department includes approximately 2,200 employees located in Auto & Home's Warwick, Rhode Island home office, 12 field claim offices, 6 in-house counsel offices and drive-in inspection and other sites throughout the United States. These employees include claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 700,000 claims annually, principally by telephone.

INTERNATIONAL
-------------

     International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America and Asia/Pacific regions. The Company operates in international markets through subsidiaries and joint ventures. See "Quantitative and Qualitative Disclosures About Market Risk."

  LATIN AMERICA

     The Company operates in the Latin America region in the following countries: Mexico, Chile, Brazil, Argentina and Uruguay. The operations in Mexico and Chile represent approximately 93% of the total premiums and fees in this region for the year ended December 31, 2004. The Mexican operation is the leading life insurance company in both the individual and group businesses in Mexico. The Chilean operation is the third largest annuity company in Chile, based on market share. The Chilean operation also offers individual life insurance and group insurance products.

  ASIA/PACIFIC

     The Company operates in the Asia/Pacific region in the following countries:
South Korea, Taiwan, Hong Kong, Indonesia, India and China. The operations in South Korea and Taiwan represent approximately 95% of the total premiums and fees in this region for the year ended December 31, 2004. The South Korean operation offers individual life insurance, annuities, savings and retirement and non-medical health products, as well as group life and retirement products. The Taiwanese operation offers individual life, accident and health, and personal travel insurance products, annuities, as well as group life and group accident and health insurance products. During the first quarter of 2004, the Company formed a joint venture operation and commenced operations in China.

REINSURANCE
-----------

     MetLife's Reinsurance segment is primarily comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA"), a publicly traded company (NYSE: RGA), and MetLife's ancillary life reinsurance business. MetLife owns approximately 52% of RGA's outstanding common shares at December 31, 2004. In 2003, RGA issued additional common shares in a public offering. MetLife purchased approximately 25% of these newly issued shares. The Company is contemplating selling some or all of its beneficially owned shares of RGA.

     RGA's operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to its North American operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

     In addition to its life reinsurance business, RGA provides reinsurance of asset-intensive products and financial reinsurance. RGA and its predecessor, the reinsurance division of General American Life Insurance Company ("General American"), have been engaged in the business of life reinsurance since 1973. As of December 31, 2004, RGA had approximately $14 billion in consolidated assets and worldwide life reinsurance in-force of approximately $1,459 billion.

  RGA'S PRODUCTS AND SERVICES

     RGA's operational segments are segregated primarily by geographic region:
United States, Canada, Asia/Pacific, Europe and South Africa, and Corporate and Other. The U.S. operations, which represented 66% of RGA's 2004 net premiums, provide traditional life, asset-intensive and financial reinsurance to domestic clients. Traditional life reinsurance involves RGA indemnifying another insurance company for all or a portion of the insurance risk, primarily mortality risk, it has written. Asset-intensive products primarily include the reinsurance of corporate-owned life insurance ("COLI") and annuities. Financial reinsurance involves assisting RGA's clients (other insurance companies) in managing their regulatory capital or in achieving other financial goals. The Canadian operations, which represented 8% of RGA's 2004 net premiums, primarily provide insurers with traditional life reinsurance. The Asia/Pacific, Europe and South Africa operations, which represented, collectively, 26% of RGA's 2004 net premiums, provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Traditional life reinsurance pays upon the death of the insured and critical illness coverage pays on the earlier of death or diagnosis of a pre-defined illness.

CORPORATE & OTHER
-----------------

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, N.A. ("MetLife Bank"), a national bank, and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other.

POLICYHOLDER LIABILITIES
------------------------

     MetLife establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when an annuitant takes income, a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. MetLife computes the amounts for actuarial liabilities reported in its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     The liability for future policy benefits for participating traditional life insurance is the net level reserve using the policy's guaranteed mortality rates and the dividend fund interest rate or nonforfeiture interest rate, as applicable. MetLife amortizes deferred policy acquisition costs ("DAC") in relation to the product's estimated gross margins.

     In establishing actuarial liabilities for certain other insurance contracts, MetLife distinguishes between short duration and long duration contracts. Short duration contracts generally arise from the property and casualty business. The actuarial liability for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending and approved claims as of the valuation date. Long duration contracts consist of (i) guaranteed renewable term life, (ii) non-participating whole life, (iii) individual disability, (iv) group life, dental and disability, and (v) long-term care contracts. MetLife determines actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies. Where they exist, MetLife amortizes DAC, including value of business acquired ("VOBA"), in relation to the associated gross margins or premium.

     Liabilities for investment-type and universal life-type products primarily consist of policyholders' account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and contain group pension contracts. For universal life-type contracts with front-end loads, MetLife defers the charge and amortizes the unearned revenue using the product's estimated gross profits. MetLife amortizes DAC on investment-type and universal life-type contracts in relation to estimated gross profits. Limited pay contracts primarily consist of single premium immediate individual and group pension annuities. Actuarial liabilities for limited pay contracts are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, the Company also defers the excess of the gross premium over the net premium and recognizes such excess into income in a constant relationship with insurance in force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts. The Company amortizes DAC for limited pay contracts over the premium payment period. The Company also establishes actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). The Company also establishes liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies.

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

     For the Auto & Home segment, MetLife deducts estimated amounts of salvage and subrogation from unpaid losses and loss adjustment expenses. Implicit in all these estimates are underlying assumptions about rates of inflation because MetLife determines all estimates using expected amounts to be paid. MetLife derives estimates for the development of reported claims and for incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. Similarly, MetLife derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business. MetLife anticipates ultimate recoveries from salvage and subrogation principally on the basis of historical recovery patterns. MetLife calculates and records a single best estimate liability, in conformance with generally accepted actuarial standards, for reported losses and for incurred but not reported losses. MetLife aggregates these estimates to form the reserve liability recorded in the consolidated balance sheets.

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

     However, MetLife believes its actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. MetLife periodically reviews its estimates of actuarial liabilities for future benefits and compares them with its actual experience. It revises estimates, to the extent permitted or required under GAAP, if it determines that future expected experience differs from assumptions used in the development of actuarial liabilities.

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

UNDERWRITING AND PRICING
------------------------

  INSTITUTIONAL AND INDIVIDUAL

     The Company's underwriting for the Institutional and Individual segments involves an evaluation of applications for life, disability, dental, retirement & savings, and long-term care insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that the Company is willing to accept. The Company employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

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

REINSURANCE ACTIVITY
--------------------

     In addition to the activity of the Reinsurance Segment, MetLife cedes premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by MetLife depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. The Company also cedes first dollar mortality risk under certain contracts. It obtains reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

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

  INDIVIDUAL

     MetLife currently reinsures up to 90% of the mortality risk for all new individual life insurance policies that it writes through its various insurance companies. This practice was initiated for different products starting at various points in time between 1992 and 2000. MetLife evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. The Company retains up to $25 million on single life policies and up to $30 million on survivorship policies and reinsures in excess of the Company's retention limits. The Company reinsures a portion of mortality risk on its universal life policies.

     MetLife reinsures its business through a diversified group of reinsurers. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

     In addition to reinsuring mortality risk, MetLife reinsures other risks and specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, vocation and lifestyle hazards. MetLife's retention limits per life vary by franchise and according to the characteristics of the particular risks. MetLife also reinsures certain guarantees in connection with benefit features offered under some of its individual variable annuities.

  AUTO & HOME

     Auto & Home purchases reinsurance to control the Company's exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. Auto & Home cedes to reinsurers a portion of risks and pays premiums based upon the risk and exposure of the policy subject to reinsurance.

     To control the Company's exposure to large property and casualty losses, Auto & Home utilizes property catastrophe, casualty, and property per risk excess loss agreements.

REGULATION
----------

  INSURANCE REGULATION

     Metropolitan Life is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. Each of MetLife's other insurance subsidiaries is licensed and regulated in all U.S. and international jurisdictions where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

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

     The National Association of Insurance Commissioners ("NAIC") has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The New York State Department of Insurance (the "Department"), Metropolitan Life's principal insurance regulator, has not received its accreditation as a result of the New York legislature's failure to adopt certain model NAIC laws. The Company does not believe that this will have a significant impact upon its ability to conduct its insurance businesses.

     State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Holding Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of MetLife's insurance and securities businesses. MetLife cooperates with such inquiries and takes corrective action when warranted. See "Legal Proceedings."

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

     Guaranty associations and similar arrangements. Most of the jurisdictions in which MetLife's insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

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

     Statutory insurance examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. On November 1, 2000, the Department completed an examination of Metropolitan Life for each of the five years in the period ended December 31, 1998 which included recommendations for certain changes in recordkeeping processes, but did not result in a fine. For the three-year period ended December 31, 2004, MetLife, Inc. has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England Life Insurance Company's ("New England Life") or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

     Surplus and capital. The New York Insurance Law requires New York domestic stock life insurers to maintain minimum capital. At December 31, 2004, Metropolitan Life's capital was in excess of such required minimum. Since its demutualization, Metropolitan Life has continued to offer participating policies. Metropolitan Life is subject to statutory restrictions that limit to 10% the amount of statutory profits on participating policies written after the demutualization (measured before dividends to policyholders) that can inure to the benefit of stockholders. Since the demutualization, the impact of these restrictions on net income has not been, and Metropolitan Life believes that in the future it will not be, significant.

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

     The New York Insurance Law gives the New York Superintendent of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2004, Metropolitan Life's total adjusted capital was in excess of each of those RBC levels.

     Each of the U.S. insurance subsidiaries of the Holding Company is also subject to certain RBC requirements. At December 31, 2004, the total adjusted capital of each of these insurance subsidiaries also was in excess of each of those RBC levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company -- Capital."

     The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

     Regulation of investments. Each of the Holding Company's insurance subsidiaries is subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by each of its insurance subsidiaries complied with such regulations at December 31, 2004.

     Federal initiatives. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including the repeal of the federal estate tax, tax benefits associated with COLI, and the creation of tax advantaged or tax exempt savings accounts that would favor short-term savings over long-term savings. In addition, a bill reforming asbestos litigation may be voted on by the Senate in 2005. The Company cannot predict whether these initiatives will be adopted as proposed, or what impact, if any, such proposals may have on the Company's business, results of operations or financial condition.

     Legislative Developments. On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which includes a major reduction in rates for long term capital gains and cash dividends on equity securities. It is unclear what the effect of this tax rate reduction may have on the demand for products which do not benefit from such measures.

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004, which includes changes to requirements for non-qualified deferred compensation. The Company believes that the changes to such requirements will not have a material impact on its non-qualified deferred compensation arrangements.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Application of Recent Accounting Pronouncements" for a discussion of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

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

     The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 day notice and receive without penalty, at the policyholder's option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or
(ii) a book value payment of such amount in annual installments with interest. The Company has taken and continues to take steps designed to ensure compliance with these regulations.

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

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2004, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

COMPETITION
-----------

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

     In 1999, the GLB Act was adopted, implementing fundamental changes in the regulation of the financial services industry in the United States. With the passage of this Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

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

COMPANY RATINGS
---------------

     Insurer financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its senior policyholder financial obligations. Credit ratings represent the opinions of rating agencies regarding an issuer's ability to repay its indebtedness. The Company's insurer financial strength ratings and credit ratings as of the date of this filing are listed in the table below:

  INSURER FINANCIAL STRENGTH RATINGS

                                                                                 MOODY'S
                                                    A.M. BEST       FITCH       INVESTORS     STANDARD &
                                                    COMPANY(1)    RATINGS(2)    SERVICE(3)    POOR'S(4)
                                                    ----------    ----------    ----------    ----------
First MetLife Investors Insurance Co.                   A+ (5)       N/R--         N/R--           AA (8)
General American Life Insurance Co.                     A+ (5)        AA (5)       Aa2 (6)         AA (8)
MetLife Investors Insurance Co.                         A+ (5)        AA (5)       Aa2 (6)         AA (8)
MetLife Investors Insurance Co. of California           A+ (5)       N/R--         N/R--           AA (8)
MetLife Investors USA Insurance Co.                     A+ (5)        AA (5)       Aa3 (6)         AA (8)
Metropolitan Casualty Insurance Co.                      A (5)       N/R--         N/R--          N/R--
Metropolitan Direct Property and Casualty
  Insurance Co.                                          A (5)       N/R--         N/R--          N/R--
Metropolitan General Insurance Co.                       A (5)       N/R--         N/R--          N/R--
Metropolitan Group Property & Casualty Insurance
  Co.                                                    A (5)       N/R--         N/R--          N/R--
Metropolitan Life Insurance Co.                         A+ (5)        AA (5)       Aa2 (6)         AA (8)
Metropolitan Life Insurance Co. (Short-term
  rating)                                              N/R--         N/R--         P-1 (5)       A-1+ (5)
Metropolitan Lloyds Insurance Co. of Texas               A (5)       N/R--         N/R--          N/R--
Metropolitan Property and Casualty Insurance Co.         A (5)       N/R--         Aa3 (6)        N/R--
Metropolitan Tower Life Insurance Co.                   A+ (5)       N/R--         Aa3 (6)        N/R--
New England Life Insurance Co.                          A+ (5)        AA (5)       Aa2 (6)         AA (8)
Paragon Life Insurance Co.                              A+ (5)        AA (5)       N/R--           AA (8)
RGA Reinsurance Co.                                     A+ (5)       AA- (5)        A1 (7)        AA- (8)
RGA Life Reinsurance Co. of Canada                     N/R--         N/R--         N/R--          AA- (8)
Texas Life Insurance Co.                                 A (5)       N/R--         N/R--          N/R--

  CREDIT RATINGS

                                                                                 MOODY'S
                                                    A.M. BEST       FITCH       INVESTORS     STANDARD &
                                                    COMPANY(1)    RATINGS(2)    SERVICE(3)    POOR'S(4)
                                                    ----------    ----------    ----------    ----------
GenAmerica Capital I (Preferred Stock)                   N/R--         A- (5)        A3 (6)      BBB+ (8)
General American Life Insurance Co. (Surplus
  Notes)                                                  a+ (8)      N/R--          A1 (6)        A+ (8)
MetLife Funding, Inc. (Commercial Paper)              AMB-1+ (8)      F1+ (5)       P-1 (5)      A-1+ (5)
MetLife, Inc. (Commercial Paper)                      AMB-1+ (8)       F1 (5)       P-1 (6)       A-1 (8)
MetLife, Inc. (Senior Unsecured)                           a (8)        A (5)        A2 (6)         A (8)
Metropolitan Life Insurance Co. (Surplus Notes)           a+ (8)       A+ (5)        A1 (6)        A+ (8)
Reinsurance Group of America, Inc. (Senior
  Unsecured)                                              a- (5)       A- (5)      Baa1 (7)        A- (8)
RGA Capital Trust I (Preferred Stock)                   bbb+ (5)     BBB+ (5)      Baa2 (7)       BBB (8)

---------------

(1) A.M. Best Company ("Best") insurer financial strength ratings range from "A++ (superior)" to "F (in liquidation)." Ratings of "A+" and "A" are in the "superior" and "excellent" categories, respectively.

    Best's long-term credit ratings range from "aaa (exceptional)" to "d (in default)." A "+" or "-" may be appended to ratings from "aa" to "ccc" to indicate relative position within a category. Ratings of "a" and "bbb" are in the "strong" and "adequate" categories.

    Best's short-term credit ratings range from "AMB-1+ (strongest)" to "d (in default)."

(2) Fitch Ratings ("Fitch") insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." A "+" or "-" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

    Fitch long-term credit ratings range from "AAA (highest credit quality)," to "D (default)." A "+" or "-" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. Ratings of "A" and "BBB" are in the "high" and "good" categories, respectively.

    Fitch short-term credit ratings range from "F-1+ (exceptionally strong credit quality)" to "D (in default)." A rating of "F1" is in the "highest credit quality" category.

(3) Moody's Investors Service ("Moody's") long-term insurer financial strength ratings range from "Aaa (exceptional)" to "C (extremely poor)." A numeric modifier may be appended to ratings from "Aa" to "Caa" to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of "Aa" is in the "excellent" category.

    Moody's short-term insurer financial strength ratings range from "P-1 (superior)" to "NP (not prime)."

    Moody's long-term credit ratings range from "Aaa (exceptional)" to "C (typically in default)." A numeric modifier may be appended to ratings from "Aa" to "Caa" to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of "A" and "Baa" are in the "upper-medium grade" and "medium-grade" categories, respectively.

    Moody's short-term credit ratings range from "P-1 (superior)" to "NP (not prime)."

(4) Standard & Poor's ("S&P") long term insurer financial strength ratings range from "AAA (extremely strong)" to "R (regulatory action)." A "+" or "-" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

    S&P short-term insurer financial strength ratings range from "A-1+ (extremely strong)" to "R (regulatory action)."

    S&P long-term credit ratings range from "AAA (extremely strong)" to "D (payment default)." A "+" or "-" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "A" is in the "strong" category. A rating of "BBB" has adequate protection parameters and is considered investment grade.

    S&P short-term credit ratings range from "A-1+ (extremely strong)" to "D (payment default)." A rating of "A-1" is in the "strong" category.

N/R indicates not rated.

  RATING STABILITY INDICATORS

     Rating agencies use an "outlook statement" of "positive," "negative" or "developing" to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. These factors may be internal to the issuer, such as a changing profitability profile, or may be brought about by changes in the industry's landscape through new competition, regulation or technological transformation. A rating may have a "stable" outlook to indicate that the rating is not expected to change.

  CREDIT RATING ACTIVELY UNDER REVIEW

     "CreditWatch" or "Under Review" highlights the potential direction of a short- or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under heightened or special surveillance by the analyst and the rating committee. These events may include mergers, acquisitions, recapitalizations or anticipated operating developments. Ratings may be placed on "CreditWatch" or "Under Review" when such an event or deviations from an expected trend occurs and additional information is needed to evaluate the current rating level. This status does not mean that a rating change is inevitable and ratings may change without first being placed on a watch list. Rating changes are based upon the facts and circumstances known to the analysts and views held by them as to the direction and status of the issuer's credit profile. It may incorporate public and non-public information and is strictly the opinion of the agency issuing the rating through the committee process. "Positive" means that a rating may be raised, "Negative" means that a rating may be lowered and "Developing" means that a rating may be raised or lowered with equal probability.

  OUTLOOK AND CREDITWATCH NOTES:

(5) Outlook is "stable"

(6) Outlook is "negative"

(7) Outlook is "developing"

(8) The rating is on CreditWatch or "Under Review" for a possible downgrade.

     The foregoing ratings reflect each rating agency's opinion of Metropolitan Life and the Company's other insurance subsidiaries' financial characteristics with respect to its ability to pay under insurance policies and contracts in accordance with their terms, and are not evaluations directed toward the protection of MetLife, Inc.'s securityholders.

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

EMPLOYEES
---------

     At December 31, 2004, the Company employed approximately 54,000 employees. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     Set forth below is information regarding the executive officers of MetLife, Inc. and Metropolitan Life:

     ROBERT H. BENMOSCHE, age 60, has been Chairman of the Board and Chief Executive Officer of MetLife since September 1999. He also served as President of MetLife from September 1999 to June 2004. He has been Chairman of the Board and Chief Executive Officer of Metropolitan Life Insurance Company since July 1998, President of Metropolitan Life Insurance Company from November 1997 to June 2004, Chief Operating Officer from November 1997 to June 1998, and Executive Vice President from September 1995 to October 1997. Previously, he was Executive Vice President of PaineWebber Group Incorporated, a full service securities and commodities firm, from 1989 to 1995.

     DANIEL J. CAVANAGH, age 65, had been Executive Vice President of Operations and Technology of MetLife, Inc. from March 1999 until his retirement from the Company as of December 31, 2004. He was Senior Vice President in charge of information systems from 1983 to 1991. He was appointed president of Metropolitan Property and Casualty Insurance Company in 1991 and served as its Chief Executive Officer from 1993 to March 1999.

     C. ROBERT HENRIKSON, age 57, has been President and Chief Operating Officer of MetLife, Inc. since June 2004. Previously, he was President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. from July 2002 to June 2004. He served as President of Institutional Business of MetLife, Inc. from

September 1999 to July 2002 and President of Institutional Business of Metropolitan Life from May 1999 through June 2002. He was Senior Executive Vice President, Institutional Business, of Metropolitan Life from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of MetLife Bank, N.A.

     LELAND C. LAUNER, JR., age 49, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and Metropolitan Life since July 2003. Previously, he was a Senior Vice President of Metropolitan Life for more than five years. Mr. Launer is a director of Reinsurance Group of America, Incorporated and MetLife Bank, N.A.

     JAMES L. LIPSCOMB, age 58, has been Executive Vice President and General Counsel of MetLife, Inc. and Metropolitan Life since July 2003. He was Senior Vice President and Deputy General Counsel from July 2001 to July 2003. Mr. Lipscomb was President and Chief Executive Officer of Conning Corporation, a former subsidiary of Metropolitan Life, from March 2000 to July 2001, prior to which he served in various senior management positions with Metropolitan Life for more than five years.

     CATHERINE A. REIN, age 62, has been Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. since January 2005. Previously, she was Senior Executive Vice President of MetLife, Inc. from September 1999 and President and Chief Executive Officer of Metropolitan Property and Casualty Insurance Company from March 1999 to January 2005. She has been Senior Executive Vice President of Metropolitan Life since February 1998 and was Executive Vice President from October 1989 to February 1998.

     WILLIAM J. TOPPETA, age 56, has been President of International of MetLife, Inc. since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of Metropolitan Life from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of Metropolitan Life from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and its President and Chief Executive Officer, Canadian Operations, from July 1993 to October 1995.

     LISA M. WEBER, age 42, has been President, Individual Business since June 2004. Previously, she was Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. and Metropolitan Life from June 2001 to June 2004. She was Executive Vice President of MetLife, Inc. and Metropolitan Life from December 1999 to June 2001 and was head of Human Resources of Metropolitan Life from March 1998 to December 2003. She was Senior Vice President of MetLife, Inc. from September 1999 to November 1999 and Senior Vice President of Metropolitan Life from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years. Ms. Weber is a director of Reinsurance Group of America, Incorporated.

     WILLIAM J. WHEELER, age 43, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and Metropolitan Life since December 2003, prior to which he was a Senior Vice President of Metropolitan Life from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years.

TRADEMARKS
----------

     MetLife has a worldwide trademark portfolio that it considers important in the marketing of its products and services, including, among others, the trademark "MetLife". Furthermore, MetLife has the exclusive license to use the Peanuts(R) characters in the area of financial services and health care benefit services in the United States and some foreign countries under an advertising and premium agreement with United Feature Syndicate until December 31, 2012. The Company believes that its rights in its trademarks and its Peanuts(R) characters license are well protected.

AVAILABLE INFORMATION
---------------------

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

     MetLife makes available, free of charge, on its website (www.metlife.com) through the Investor Relations page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports, as soon as reasonably practicable after filing (furnishing) such reports to the SEC. The information found on the website is not part of this or any other report filed with or furnished to the SEC.

ITEM 2.  PROPERTIES

     The Company owns 200 Park Avenue in New York, New York, which comprises approximately 2.8 million square feet of space. The Company occupies approximately 65,000 rentable square feet and the remainder has been leased to third party tenants. Associates located in the 200 Park Avenue office include those working in the Institutional and Individual segments.

     At December 31, 2004, the Company leased approximately 685,000 rentable square feet in Long Island City, New York under a long-term lease arrangement and approximately 1,500 associates are located in Long Island City. Associates located in Long Island City include those working in the Corporate & Other, Institutional, Individual and International segments.

     The Company continues to own 18 other buildings in the United States that it uses in the operation of its business. These buildings contain approximately
3.8 million rentable square feet and are located in the following states:
Florida, Illinois, Massachusetts, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. The Company's computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. The Company leases space in approximately 640 other locations throughout the United States, and these leased facilities consist of approximately 6.8 million rentable square feet. Approximately 48% of these leases are occupied as sales offices for the Individual segment, and the Company uses the balance for its other business activities. It also owns eight buildings outside the United States, comprising more than 382,000 rentable square feet. The Company leases approximately 1.8 million rentable square feet in various locations outside the United States Management believes that its properties are suitable and adequate for the Company's current and anticipated business operations.

     The Company arranges for property and casualty coverage on its properties, taking into consideration its risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, the Company has arranged $960 million of annual terrorist coverage on its real estate portfolio through March 15, 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2004.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of December 31, 2004, there are approximately 328 sales practices lawsuits pending against Metropolitan Life; approximately 49 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 54 sales practices lawsuits pending against General American. Metropolitan Life, New England and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's, or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

    Asbestos-Related Claims

     Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers' compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits principally have been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and have alleged that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in such cases.

     Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life's defenses (beyond denial of certain factual allegations) to plaintiffs' claims include that: (i) Metropolitan Life owed no duty to the plaintiffs -- it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In defending asbestos cases, Metropolitan Life selects various strategies depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life's judgment, best protect Metropolitan Life's interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. In 2002, 2003 or 2004, trial courts in California, Utah, Georgia, New York, Texas, and Ohio granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

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

     Bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the cost of resolving claims and could result in an increase in the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase or decrease in the number of claims.

     The total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years are set forth in the following table:

                                                         AT OR FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year end
  (approximate)......................................   108,000    111,700    106,500
Number of new claims during the year (approximate)...    23,500     58,650     66,000
Settlement payments during the year(1)...............     $85.5      $84.2      $95.1

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

     Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related liability (after the self-insured retention) was within the coverage of the excess insurance policies discussed below. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2004.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim was made under the excess insurance policies in 2003 and 2004 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and are estimated to be $10.2 million with respect to 2004 claims and estimated to be approximately $54 million in the aggregate including future years.

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

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. Metropolitan Property and Casualty Insurance Company has posted adequate reserves to resolve the claims underlying this matter. The amount to be paid will not be material to Metropolitan Property and Casualty Insurance Company. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, has tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

    Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, MetLife, Inc. (the "Holding Company"), the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. On February 21, 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Defendants' motion to dismiss part of the consolidated amended complaint, and plaintiffs' motion to certify a litigation class are pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a purported class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint on April 2, 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. On December 10, 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     Prior to filing the Company's June 30, 2003 Form 10-Q, MetLife announced a $31 million charge, net of income taxes, resulting from certain improperly deferred expenses at an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC is pursuing a formal investigation of the matter and, in December 2004, NELICO received a so-called "Wells Notice" in connection with the SEC investigation. The Wells Notice provides notice that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws. Under the SEC's procedures, a recipient can respond to the SEC staff before the staff makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. MetLife continues to cooperate fully with the SEC in its investigation.

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

     On November 16, 2004, a New York state court granted plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Metropolitan has filed a notice of appeal from the order granting this motion. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action. Plaintiffs seek compensatory damages. Metropolitan Life is vigorously defending the case.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a so called "Wells Notice" stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under the SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

     In October 2004, the SEC informed MetLife that it anticipates issuing a formal order of investigation related to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The Company is fully cooperating with respect to inquiries from the SEC.

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received a subpoena, including a set of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents concerning contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. MetLife is continuing to conduct an internal review of its commission payment practices. The Company continues to fully cooperate with these inquiries and is responding to the subpoenas and other requests.

     Approximately twelve broker related lawsuits have been received. Two class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against MetLife, Inc. and certain officers of MetLife, Inc. In the context of contingent commissions, the complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding MetLife, Inc.'s financial performance throughout the class period that had the effect of artificially inflating the market price of MetLife Inc.'s securities. Three class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of participants in and beneficiaries of Metropolitan Life Insurance Company's Savings and Investment Plan against MetLife, Inc., the MetLife, Inc. Employee Benefits Committee, certain officers of Metropolitan Life Insurance Company, and members of MetLife, Inc.'s board of directors. In the context of contingent commissions, the complaints allege that defendants violated their fiduciary obligations under ERISA by failing to disclose to plan participants who had the option of allocating funds in the plan to the MetLife Company Stock Fund material facts regarding MetLife, Inc.'s financial performance. The plaintiffs in these actions seek compensatory and other relief. Two cases have been brought in California state court against MetLife, Inc., other companies, and an insurance broker. One of these cases alleges that the insurers and the broker violated Section 17200 of the California Business and Professions Code by engaging in unfair trade practices concerning contingent commissions and fees paid to the broker; the other case has been brought by the California Insurance Commissioner and alleges that the defendants violated certain provisions of the California Insurance Code. Additionally, two civil RICO or antitrust related class action lawsuits have been brought against MetLife, Inc., and other companies in California federal court with respect to issues concerning contingent commissions and fees paid to one or more brokers. Three class action lawsuits have been brought in Illinois federal court against MetLife, Inc. and other companies alleging that insurers and brokers violated antitrust laws or engaged in civil RICO violations. The Company intends to vigorously defend these cases.

     In addition to those discussed above, regulators and others have made a number of inquiries of the insurance industry regarding industry brokerage practices and related matters and others may begin. It is reasonably possible that MetLife will receive additional subpoenas, interrogatories, requests and lawsuits. MetLife will fully cooperate with all regulatory inquiries and intends to vigorously defend all lawsuits.

     Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  ISSUER COMMON EQUITY

     MetLife, Inc.'s common stock, par value $0.01 per share (the "Common Stock"), began trading on the New York Stock Exchange ("NYSE") under the symbol "MET" on April 5, 2000.

     The following table presents high and low closing prices for the Common Stock on the NYSE for the periods indicated, and the dividends declared per share:

                                                                  2004
                                          -----------------------------------------------------
                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
Common Stock Price
  High..................................    $35.87        $36.66        $38.73        $41.18
  Low...................................    $32.63        $33.21        $33.97        $33.98
Dividends Declared......................    $   --        $   --        $   --        $ 0.46

                                                                  2003
                                          -----------------------------------------------------
                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
Common Stock Price
  High..................................    $29.34        $29.20        $29.58        $33.92
  Low...................................    $24.01        $26.61        $27.35        $28.96
Dividends Declared......................    $   --        $   --        $   --        $ 0.23

     As of March 1, 2005, there were 50,725 shareholders of record of Common Stock.

     On September 28, 2004, the Holding Company's Board of Directors approved an annual dividend for 2004 of $0.46 per share payable on December 13, 2004 to shareholders of record on November 5, 2004. On October 21, 2003, the Holding Company's Board of Directors approved an annual dividend for 2003 of $0.23 per share. The dividend was paid on December 15, 2003 to shareholders of record on November 7, 2003. Future dividend decisions will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium- and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. See "Business -- Regulation", "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 12 to Notes to Consolidated Financial Statements.

  ISSUER PURCHASES OF EQUITY SECURITIES

     Purchases of common stock made by or on behalf of the Holding Company during the three months ended December 31, 2004 are set forth below:

                                                                        (C) TOTAL NUMBER     (D) MAXIMUM NUMBER
                                                                            OF SHARES          (OR APPROXIMATE
                                                                        PURCHASED AS PART     DOLLAR VALUE) OF
                                 (A) TOTAL NUMBER                          OF PUBLICLY       SHARES THAT MAY YET
                                    OF SHARES       (B) AVERAGE PRICE    ANNOUNCED PLANS     BE PURCHASED UNDER
PERIOD                             PURCHASED(1)      PAID PER SHARE      OR PROGRAMS(2)     THE PLANS OR PROGRAMS
------                           ----------------   -----------------   -----------------   ---------------------
October 1-October 31, 2004.....        121,665           $42.28               120,000           $1,207,892,776
November 1-November 30, 2004...      3,239,905           $39.12             3,236,801           $1,081,260,314
December 1-December 31, 2004...      9,088,455           $40.92             9,085,266           $  709,528,229
                                    ----------                             ----------
Total..........................     12,450,025           $40.43            12,442,067           $  709,528,229
                                    ==========                             ==========

---------------

(1) During the periods October 1-October 31, 2004, November 1-November 30, 2004 and December 1-December 31, 2004, separate account affiliates of the Holding Company purchased 1,665 shares, 3,104 shares and 3,189 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2) On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the February 19, 2002 and March 28, 2001 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions.

    On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of approximately $300 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and is purchasing the shares in the open market over the next few months to return to the lenders. The Holding Company will either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. The final purchase price is expected to be determined in April 2005 and will be settled in either cash or Holding Company stock at the Holding Company's option. The Holding Company recorded the initial repurchase of shares as treasury stock and will record any amount paid or received as an adjustment to the cost of the treasury stock. As a result of the Holding Company's agreement to acquire Travelers Life & Annuity from Citigroup, the Holding Company has suspended its share repurchase activity.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the Company. The selected consolidated financial information for the years ended December 31, 2004, 2003, and 2002, and at December 31, 2004 and 2003 has been derived from the Company's audited consolidated financial statements included elsewhere herein. The selected consolidated financial information for the years ended December 31, 2001 and 2000 and at December 31, 2002, 2001 and 2000 has been derived from the Company's audited consolidated financial statements not included elsewhere herein. The following information should be read in conjunction with and is qualified in its entirety by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements appearing elsewhere herein. Some previously reported amounts have been reclassified to conform with the presentation at and for the year ended December 31, 2004.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2004      2003      2002      2001      2000
                                               -------   -------   -------   -------   -------
                                                            (DOLLARS IN MILLIONS)
STATEMENTS OF INCOME DATA
Revenues:
  Premiums...................................  $22,316   $20,673   $19,077   $17,212   $16,317
  Universal life and investment-type product
     policy fees.............................    2,900     2,496     2,147     1,889     1,820
  Net investment income(1)...................   12,418    11,539    11,183    11,101    10,886
  Other revenues.............................    1,198     1,199     1,166     1,340     2,070
  Net investment gains (losses)(1)(2)(3).....      182      (582)     (892)     (713)     (444)
                                               -------   -------   -------   -------   -------
          Total revenues(4)(5)(6)............   39,014    35,325    32,681    30,829    30,649
                                               -------   -------   -------   -------   -------
Expenses:
  Policyholder benefits and claims...........   22,662    20,665    19,373    18,295    16,934
  Interest credited to policyholder account
     balances................................    2,998     3,035     2,950     3,084     2,935
  Policyholder dividends.....................    1,814     1,975     1,942     2,086     1,919
  Payments to former Canadian
     policyholders(7)........................       --        --        --        --       327
  Demutualization costs......................       --        --        --        --       230
  Other expenses(1)..........................    7,761     7,091     6,813     6,835     7,112
                                               -------   -------   -------   -------   -------
          Total expenses(4)(5)(6)(7).........   35,235    32,766    31,078    30,300    29,457
                                               -------   -------   -------   -------   -------
Income from continuing operations before
  provision for income taxes.................    3,779     2,559     1,603       529     1,192
Provision for income taxes(1)(4)(8)..........    1,071       660       490       191       376
                                               -------   -------   -------   -------   -------
Income from continuing operations............    2,708     1,899     1,113       338       816
Income from discontinued operations, net of
  income taxes(1)(4).........................      136       344       492       135       137
                                               -------   -------   -------   -------   -------
Income before cumulative effect of a change
  in accounting..............................    2,844     2,243     1,605       473       953
Cumulative effect of a change in accounting,
  net of income taxes........................      (86)      (26)       --        --        --
                                               -------   -------   -------   -------   -------
Net income...................................  $ 2,758   $ 2,217   $ 1,605   $   473   $   953
                                               =======   =======   =======   =======   =======
Net income after April 7, 2000 (date of
  demutualization)...........................                                          $ 1,173
                                                                                       =======

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
BALANCE SHEET DATA
Assets:
  General account assets................  $270,039   $251,085   $217,733   $194,256   $183,912
  Separate account assets...............    86,769     75,756     59,693     62,714     70,250
                                          --------   --------   --------   --------   --------
     Total assets(4)....................  $356,808   $326,841   $277,426   $256,970   $254,162
                                          ========   ========   ========   ========   ========
Liabilities:
  Life and health policyholder
     liabilities(9).....................  $190,847   $176,628   $162,569   $148,395   $140,040
  Property and casualty policyholder
     liabilities........................     3,180      2,943      2,673      2,610      2,559
  Short-term debt.......................     1,445      3,642      1,161        355      1,085
  Long-term debt........................     7,412      5,703      4,411      3,614      2,353
  Other liabilities.....................    44,331     41,020     28,269     21,964     20,396
  Separate account liabilities..........    86,769     75,756     59,693     62,714     70,250
                                          --------   --------   --------   --------   --------
     Total liabilities(4)...............   333,984    305,692    258,776    239,652    236,683
                                          --------   --------   --------   --------   --------
  Company-obligated mandatorily
     redeemable securities of subsidiary
     trusts.............................        --         --      1,265      1,256      1,090
                                          --------   --------   --------   --------   --------
Stockholders' Equity:
  Common stock, at par value(10)........         8          8          8          8          8
  Additional paid-in capital(10)........    15,037     14,991     14,968     14,966     14,926
  Retained earnings(10).................     6,608      4,193      2,807      1,349      1,021
  Treasury stock, at cost(10)...........    (1,785)      (835)    (2,405)    (1,934)      (613)
  Accumulated other comprehensive income
     (loss)(10).........................     2,956      2,792      2,007      1,673      1,047
                                          --------   --------   --------   --------   --------
     Total stockholders' equity.........    22,824     21,149     17,385     16,062     16,389
                                          --------   --------   --------   --------   --------
     Total liabilities and stockholders'
       equity...........................  $356,808   $326,841   $277,426   $256,970   $254,162
                                          ========   ========   ========   ========   ========

                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
OTHER DATA
  Net income............................  $  2,758   $  2,217   $  1,605   $    473   $    953
  Return on equity(11)..................      12.5%      11.5%       9.6%       2.9%       6.3%
  Return on equity, excluding
     accumulated other comprehensive
     income.............................      14.4%      13.1%      10.8%       3.2%      12.1%
  Total assets under management(12).....  $386,951   $350,235   $299,187   $282,486   $301,325
INCOME FROM CONTINUING OPERATIONS
  AVAILABLE TO COMMON SHAREHOLDERS PER
  SHARE(13)
  Basic.................................  $   3.61   $   2.55   $   1.58   $   0.46   $   1.41
  Diluted...............................  $   3.59   $   2.51   $   1.53   $   0.45   $   1.39
INCOME FROM DISCONTINUED OPERATIONS PER
  SHARE(13)
  Basic.................................  $   0.18   $   0.47   $   0.70   $   0.18   $   0.11
  Diluted...............................  $   0.18   $   0.46   $   0.67   $   0.18   $   0.11
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PER SHARE(13)
  Basic.................................  $  (0.11)  $  (0.04)  $     --   $     --   $     --
  Diluted...............................  $  (0.11)  $  (0.03)  $     --   $     --   $     --
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE(13)
  Basic.................................  $   3.68   $   2.98   $   2.28   $   0.64   $   1.52
  Diluted...............................  $   3.65   $   2.94   $   2.20   $   0.62   $   1.49
DIVIDENDS DECLARED PER SHARE............  $   0.46   $   0.23   $   0.21   $   0.20   $   0.20

---------------

 (1) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to real estate sold or classified as held-for-sale for transactions initiated on or after January 1, 2002 is presented as discontinued operations. The following table presents the components of income from discontinued real estate operations (see footnote 4):

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                            2004   2003   2002   2001   2000
                                            ----   ----   ----   ----   ----
                                                 (DOLLARS IN MILLIONS)
Investment income.........................  $136   $231   $530   $525   $177
Investment expense........................   (82)  (138)  (351)  (339)    --
Net investment gains (losses).............   139    420    582     --     --
                                            ----   ----   ----   ----   ----
  Total revenues..........................   193    513    761    186    177
Interest expense..........................    13      4      1     --     --
Provision for income taxes................    63    186    276     68     65
                                            ----   ----   ----   ----   ----
  Income from discontinued operations, net
     of income taxes......................  $117   $323   $484   $118   $112
                                            ====   ====   ====   ====   ====

 (2) Net investment gains (losses) exclude amounts related to real estate operations reported as discontinued operations in accordance with SFAS 144.

 (3) Net investment gains (losses) presented include scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative

     Instruments and Hedging Activities, as amended, of $51 million, $84 million, $32 million and $24 million for the years ended December 31, 2004, 2003, 2002 and 2001, respectively.

 (4) During the third quarter of 2004, the Company entered into an agreement to sell its wholly-owned subsidiary, SSRM Holdings, Inc. ("SSRM"), to a third party, which was sold on January 31, 2005. In accordance with SFAS 144, the assets, liabilities and operations of SSRM have been reclassified into discontinued operations for all periods presented. The following tables present the operations of SSRM:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                            2004   2003   2002   2001   2000
                                            ----   ----   ----   ----   ----
                                                 (DOLLARS IN MILLIONS)
Revenues from discontinued operations.....  $328   $231   $239   $254   $258
                                            ====   ====   ====   ====   ====
Income from discontinued operations,
  before provision for income taxes.......  $ 32   $ 34   $ 14   $ 24   $ 47
Provision for income taxes................    13     13      6      7     22
                                            ----   ----   ----   ----   ----
  Income from discontinued operations, net
     of income taxes......................  $ 19   $ 21   $  8   $ 17   $ 25
                                            ====   ====   ====   ====   ====

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
                                            2004   2003   2002   2001   2000
                                            ----   ----   ----   ----   ----
                                                 (DOLLARS IN MILLIONS)
General account assets....................  $379   $183   $198   $203   $228
                                            ----   ----   ----   ----   ----
  Total assets............................  $379   $183   $198   $203   $228
                                            ====   ====   ====   ====   ====
Short-term debt...........................  $ 19   $ --   $ --   $ --   $ --
Long-term debt............................    --     --     14     14     47
Other liabilities.........................   221     70     78     80     95
                                            ----   ----   ----   ----   ----
  Total liabilities.......................  $240   $ 70   $ 92   $ 94   $142
                                            ====   ====   ====   ====   ====

 (5) Includes the following combined financial statement data of Conning Corporation ("Conning"), which was sold in 2001, and MetLife's interest in Nvest Companies, L.P. ("Nvest") and its affiliates, which was sold in 2000:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                             ---------------------
                                                               2001        2000
                                                             ---------   ---------
                                                             (DOLLARS IN MILLIONS)
Total revenues.............................................   $   32      $  605
                                                              ======      ======
Total expenses.............................................   $   33      $  580
                                                              ======      ======

     As a result of these sales, investment gains of $25 million and $663 million were recorded for the years ended December 31, 2001 and 2000, respectively.

 (6) Included in total revenues and total expenses for the year ended December 31, 2002 are $421 million and $358 million, respectively, related to Aseguradora Hidalgo S.A., which was acquired in June 2002.

 (7) In July 1998, Metropolitan Life sold a substantial portion of its Canadian operations to Clarica Life Insurance Company ("Clarica Life"). As part of that sale, a large block of policies in effect with Metropolitan Life in Canada was transferred to Clarica Life, and the holders of the transferred Canadian policies became policyholders of Clarica Life. Those transferred policyholders are no longer policyholders of Metropolitan Life and, therefore, were not entitled to compensation under the plan of reorganization. However, as a result of a commitment made in connection with obtaining Canadian regulatory approval of that sale and in connection with the demutualization, Metropolitan Life's Canadian branch made cash payments to those who were, or were deemed to be, holders of these transferred Canadian policies. The payments were determined in a manner that is consistent with the treatment of, and fair and equitable to, eligible policyholders of Metropolitan Life.

 (8) Provision for income taxes includes a credit of $145 million for surplus taxes for the year ended December 31, 2000. Prior to its demutualization, Metropolitan Life was subject to surplus tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code.

 (9) Policyholder liabilities include future policy benefits and other policyholder funds. Life and health policyholder liabilities also include policyholder account balances, policyholder dividends payable and the policyholder dividend obligation.

(10) For additional information regarding these items, see Notes 1 and 12 to the Consolidated Financial Statements.

(11) Return on equity is defined as net income divided by average total equity.

(12) Includes MetLife's general account and separate account assets and assets managed on behalf of third parties. Includes $21 billion of assets under management managed by Conning at December 31, 2000, which was sold in 2001. Includes assets managed on behalf of third parties related to SSRM, which was sold on January 31, 2005, of $30 billion, $23 billion, $22 billion, $26 billion and $26 billion at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(13) Based on earnings subsequent to the date of demutualization. For additional information regarding net income per share data, see Note 14 to the Consolidated Financial Statements.

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

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) MetLife, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the "closed block" established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (ix) downgrades in the Company's and its affiliates' claims paying ability, financial strength or credit ratings; (x) changes in rating agency policies or practices; (xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (xii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xiv) the Company's ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and
(xv) other risks and uncertainties described from time to time in MetLife, Inc.'s filings with the United States Securities and Exchange Commission ("SEC"), including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ECONOMIC CAPITAL

     Beginning in 2003, the Company changed its methodology of allocating capital to its business segments from Risk-Based Capital ("RBC") to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on RBC, an internally developed formula based on applying a multiple to the National Association of Insurance Commissioners ("NAIC") Statutory Risk-Based Capital and included certain adjustments in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

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

     The following table presents actual and pro forma net investment income with respect to the Company's segments for the year ended December 31, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in 2002 had the Company allocated capital based on Economic Capital rather than on the basis of RBC.

                                                              NET INVESTMENT INCOME
                                                              ---------------------
                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 2002
                                                              ---------------------
                                                               ACTUAL    PRO FORMA
                                                              --------   ----------
                                                              (DOLLARS IN MILLIONS)
Institutional...............................................  $ 3,909     $ 3,971
Individual..................................................    6,237       6,148
Auto & Home.................................................      177         160
International...............................................      461         424
Reinsurance.................................................      421         382
Corporate & Other...........................................      (22)         98
                                                              -------     -------
  Total.....................................................  $11,183     $11,183
                                                              =======     =======

ACQUISITIONS AND DISPOSITIONS

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million of cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $150 million, net of income taxes, comprised of a realized gain of $166 million, net of income taxes, and an operating expense related to a lease abandonment of $16 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company has reclassified the assets, liabilities and operations of SSRM into discontinued operations for all periods presented in the consolidated financial statements. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the year ended December 31, 2004 also includes expenses of approximately $20 million, net of income taxes, related to the sale of SSRM.

     In 2003, a subsidiary of the Company, Reinsurance Group of America, Incorporated ("RGA"), entered into a coinsurance agreement under which it assumed the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America ("Allianz Life"). The transaction added approximately $278 billion of life reinsurance in-force, $246 million of premium and $11 million of income before income tax expense, excluding minority interest expense, in 2003. The effects of such transaction are included within the Reinsurance segment.

     In 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition (June 20, 2002). During the second quarter of 2003, as a part of its acquisition and integration strategy, the International segment completed the legal merger of Hidalgo into its original Mexican subsidiary, Seguro Genesis, S.A., forming MetLife Mexico, S.A. As a result of the merger of these companies, the Company recorded $62 million of earnings, net of income taxes, from the merger and a reduction in policyholder liabilities resulting from a change in reserve methodology. Such benefit was recorded in the second quarter of 2003 in the International segment.

     See "-- Subsequent Events" below.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments;
(iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"); (vi) the liability for future policyholder benefits; (vii) the liability for litigation and regulatory matters; and (viii) accounting for reinsurance transactions and employee benefit plans. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from those estimates.

  INVESTMENTS

     The Company's principal investments are in fixed maturities, mortgage and other loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

  DERIVATIVES

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

  DEFERRED POLICY ACQUISITION COSTS

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC, including VOBA. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  LIABILITY FOR FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation.

     The Company also establishes liabilities for unpaid claims and claim expenses for property and casualty claim insurance which represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon the Company's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

     Differences between actual experience and the assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses. The effects of changes in such estimated reserves are included in the results of operations in the period in which the changes occur.

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

  LITIGATION

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumptions used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. It is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  EMPLOYEE BENEFIT PLANS

     The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

RESULTS OF OPERATIONS

  EXECUTIVE SUMMARY

     MetLife, Inc., through its subsidiaries and affiliates, is a leading provider of insurance and other financial services to individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowner's insurance and retail banking services to individuals, as well as group insurance, reinsurance, and retirement & savings products and services to corporations and other institutions. The MetLife companies serve individuals in approximately 13 million households in the United States and provide benefits to 37 million employees and family members through their plan sponsors including 88 of the top one hundred FORTUNE(R) 500 companies. Outside the United States, the MetLife companies serve approximately 9 million customers through direct insurance operations in Argentina, Brazil, Chile, China, Hong Kong, India, Indonesia, Mexico, South Korea, Taiwan and Uruguay. MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

     The Company reported $2,758 million in net income and diluted earnings per share of $3.65 for the year ended December 31, 2004 compared to $2,217 million in net income and diluted earnings per share of $2.94 for the year ended December 31, 2003. Continued top-line revenue growth across all of the Company's business segments, strong interest rate spreads and an improvement in net investment gains (losses) are the leading contributors to the 24% increase in net income for the year ended December 31, 2004 over the comparable 2003 period. Total premiums, fees and other revenues increased to $26.4 billion, up 8%, from the year ended December 31, 2003, primarily from continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. Continued strong investment spreads are largely due to higher than expected net investment income from corporate joint venture income and bond and commercial mortgage prepayment fees. In addition, an improvement in net investment gains (losses), net of income taxes, of $485 million is primarily due to the more favorable economic environment in 2004. These increases are partially offset by an $86 million, net of income taxes, cumulative effect of a change in accounting principle in 2004 recorded in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). In comparison, in the 2003 period the Company recorded a $26 million charge for a cumulative effect of a change in accounting in accordance with FASB Statement 133 Implementation Issue B36 ("Issue B36").

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002

     The marketplace for financial services is extremely competitive. MetLife reported $2,217 million in net income and diluted earnings per share of $2.94 for the year ended December 31, 2003. In 2003, after a three-year economic slowdown, there were improvements in both the credit and equity markets. At the same time, interest rates remained at historic lows and the S&P 500 Index was up 26% for the year. Total premiums and fees increased to $23.2 billion, up 9% over the prior year, which primarily stems from continued sales growth across most of the Company's segments, as well as the positive impact of the U.S. financial markets on policy fees. Assets under management grew to $350.2 billion, up 17% over the prior year, and Individual annuity deposits grew to $11.2 billion, up 42% over the prior year. MetLife generated over $11 billion of net investment income while adhering to rigorous asset-liability management principles and portfolio diversification. An increase in expenses year over year is primarily attributable to employee-related expenses, including pension and postretirement benefit expense and severance, expenses associated with strengthening the Company's distribution systems and taking action in consolidating office space and reducing redundancies, while continuing to invest heavily in infrastructure. In addition, regulatory capital increased and the Company repurchased stock through its buyback program.

  INDUSTRY TRENDS

     The Company's segments continue to be influenced by a variety of industry trends and the Company believes that each of its businesses is well positioned to capitalize on those trends. In general, the Company sees more employers, both large and small, outsourcing their benefits functions. Further, companies are offering broader arrays of voluntary benefits to help retain employees while adding little to their overall benefits costs. The Company believes that these trends will likely continue and in fact expand across companies of all sizes. Employers are also demanding substantial online access for their employees for various self-service functions. This functionality requires substantial information technology investment that smaller companies will find difficult to absorb. This will put pressure on those smaller and mid-size companies to gain scale quickly or exit the business. Additionally, the Company is seeing a continuing trend of employers moving to defined contribution plans over defined benefit plans.

     In addition, alternative benefit structures, such as simple fixed benefit products, are becoming more popular as the cost of traditional medical indemnity products has continued to increase rapidly. These low cost fixed benefit products can provide effective catastrophic protection for high cost illnesses to supplement the basic health coverage provided by medical indemnity insurance.

     From a demographics standpoint, the bulk of the United States population is moving from an asset accumulation phase to an asset distribution phase. People within ten years of retirement hold significant assets. With continually lengthening lifespans and unstructured asset distribution, the Company believes many of these people may outlive their retirement savings and/or require long-term care. As a result, the Company expects that the demand for retirement payout solutions with guarantees will increase dramatically over the next decade. In each of these demographic scenarios, the quality of the guarantee will be a key driver of growth. The Company believes that these guarantees will be evaluated through balance sheet strength, the claims paying ability and financial strength ratings of the guarantor, as well as the reputation of the Company. The Company believes that in each of these comparisons, it will be at a distinct advantage versus the industry on average.

     The Company expects that these trends will continue to favor those with scale, breadth of distribution and product, ability to provide advice and financial strength to support long-term guarantees.

  DISCUSSION OF RESULTS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................  $22,316   $20,673   $19,077
Universal life and investment-type product policy fees......    2,900     2,496     2,147
Net investment income.......................................   12,418    11,539    11,183
Other revenues..............................................    1,198     1,199     1,166
Net investment gains (losses)...............................      182      (582)     (892)
                                                              -------   -------   -------
     Total revenues.........................................   39,014    35,325    32,681
                                                              -------   -------   -------
EXPENSES
Policyholder benefits and claims............................   22,662    20,665    19,373
Interest credited to policyholder account balances..........    2,998     3,035     2,950
Policyholder dividends......................................    1,814     1,975     1,942
Other expenses..............................................    7,761     7,091     6,813
                                                              -------   -------   -------
     Total expenses.........................................   35,235    32,766    31,078
                                                              -------   -------   -------
Income from continuing operations before provision for
  income taxes..............................................    3,779     2,559     1,603
Provision for income taxes..................................    1,071       660       490
                                                              -------   -------   -------
Income from continuing operations...........................    2,708     1,899     1,113
Income from discontinued operations, net of income taxes....      136       344       492
                                                              -------   -------   -------
Income before cumulative effect of a change in accounting...    2,844     2,243     1,605
Cumulative effect of a change in accounting, net of income
  taxes.....................................................      (86)      (26)       --
                                                              -------   -------   -------
Net income..................................................  $ 2,758   $ 2,217   $ 1,605
                                                              =======   =======   =======

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- THE COMPANY

     Income from continuing operations increased by $809 million, or 43%, to $2,708 million for the year ended December 31, 2004 from $1,899 million in the comparable 2003 period. Income from continuing operations for the years ended December 31, 2004 and 2003 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $113 million, net of income taxes, to the year ended December 31, 2004 and a benefit of $159 million, net of income taxes, to the comparable 2003 period. Excluding the impact of these items, income from continuing operations increased by $855 million for the year ended December 31, 2004 compared to the prior 2003 period. This increase is primarily the result of an improvement in net investment gains (losses), net of income taxes, of $485 million. Also contributing to the increase is higher earnings from interest rate spreads of approximately $302 million, net of income taxes, in the Institutional and Individual segments. Additionally, the Individual segment contributed $154 million, net of income taxes, as a result of increased income from policy fees on investment-type products partially offset by higher amortization associated with DAC of $74 million, net of income taxes, and a reduction in earnings of $78 million, net of income taxes, resulting from an increase in the closed block policyholder dividend obligation. In addition, the Auto & Home segment's earnings increased primarily due to an improved non-catastrophe combined ratio and favorable claim development related to prior accident years of $113 million, net of income taxes. This increase was partially offset by higher catastrophe losses of $73 million, net of income taxes.

     Premiums, fees and other revenues increased by $2,046 million, or 8%, to $26,414 million for the year ended December 31, 2004 from $24,368 million from the comparable 2003 period. The Institutional segment contributed 55% to the year over year increase. This increase stems largely from sales growth and the acquisitions of new businesses in the group life and the non-medical health & other businesses, as well as an increase in structured settlements sales and pension close outs. The Reinsurance segment contributed approximately 35% to the Company's year over year increase in premium, fees and other revenues. This growth is primarily attributable to this segment's coinsurance agreement with Allianz Life and continued growth in its traditional life reinsurance operations. The Individual segment contributed 5% to the year over year increase primarily due to higher fee income, partially offset by a reduction in the Company's closed block premiums as the business continues to run-off.

     Interest rate spreads, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased across the Institutional and Individual segments during the year ended December 31, 2004 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable, and, as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Underwriting results in the Institutional and Individual segments in the year ended December 31, 2004 were less favorable compared to the 2003 period. Underwriting results are significantly influenced by mortality and morbidity trends, claim experience and the reinsurance activity related to certain blocks of business, and, as a result, can fluctuate from period to period. Underwriting results in the Auto & Home segment were favorable in 2004 as the combined ratio declined to 90.4%, excluding catastrophes, from 97.1% in the prior year period. This result is largely due to continued improvement in both auto and homeowner claim frequencies, lower auto severities and an increase in average earned premiums.

     Other expenses increased by $670 million, or 9%, to $7,761 million for the year ended December 31, 2004 from $7,091 million for the comparable 2003 period. The 2004 period reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. The 2003 period includes the impact of a $144 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement. In addition, the 2003 period includes a $48 million charge related to certain improperly deferred expenses at New England Financial and a $45 million charge related to VOBA associated with a change in reserve methodology in the Company's International segment. Excluding the impact of these transactions, other expenses increased by $640 million, or 9%, from the comparable 2003 period. The Reinsurance segment contributed 35% to this year over year variance primarily due to the growth in expenses with Allianz Life and continued revenue growth, as mentioned above. In addition, 27% of this variance is primarily attributable to increases in direct business support expenses and non-deferrable commission expenses associated with general business growth, as well as infrastructure improvements, partially offset by costs in 2003 associated with office consolidations and an impairment of assets in the Institutional segment. The Individual segment contributed 22% to this increase primarily due to accelerated DAC amortization, as well as an increase in expenses associated with general business growth. The remainder of the increase is the result of general business growth across the remaining segments and Corporate & Other.

     Net investment gains (losses) increased by $764 million, or 131%, to a net investment gain of $182 million for the year ended December 31, 2004 from a net investment loss of ($582) million for the comparable 2003 period. This increase is primarily due to the more favorable economic environment in 2004.

     Income tax expense for the year ended December 31, 2004 was $1,071 million, or 28% of income from continuing operations before provision for income taxes, compared with $660 million, or 26%, for the comparable 2003 period. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a decrease in the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards in South Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment of $91 million for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also, the 2004 effective tax rate reflects an adjustment of $9 million consisting primarily of a revision in the estimate of income taxes for 2003. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, and tax benefits related to the sale of foreign subsidiaries. In addition, the 2003 effective tax rate reflects an adjustment of $36 million consisting primarily of a revision in the estimate of income taxes for 2002.

     The income from discontinued operations is comprised of the operations of SSRM and net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale. The Company entered into an agreement to sell SSRM during the third quarter of 2004. As previously discussed, SSRM was sold effective January 31, 2005.

     Income from discontinued operations, net of income taxes, decreased $208 million, or 60%, to $136 million for the year ended December 31, 2004 from $344 million for the comparable 2003 period. The decrease is primarily due to lower recognized net investment gains from real estate properties sold in 2004 as compared to the prior year. For the years ended December 31, 2004 and 2003, the Company recognized $139 million and $420 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

     During the year ended December 31, 2004, the Company recorded an $86 million charge, net of income taxes, for a cumulative effect of a change in accounting in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities. During the year ended December 31, 2003, the Company recorded a $26 million charge, net of income taxes, for a cumulative effect of a change in accounting in accordance with Issue B36.

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- THE COMPANY

     Income from continuing operations increased by $786 million, or 71%, to $1,899 million for the year ended December 31, 2003 from $1,113 million in the comparable 2002 period. Income from continuing operations for the years 2003 and 2002 includes the impact of certain transactions or events that result in net income not being indicative of future earnings, which are described in the applicable segment's results of operations discussions. These items contributed a benefit of $159 million, net of income taxes, in 2003 and a charge of $150 million, net of income taxes, in 2002. Excluding the impact of these items, income from continuing operations increased by $477 million in 2003 compared to the prior year. Declines in net investment losses account for $197 million, net of income taxes, of this increase with the balance being contributed by the Company's operations. The decline in net investment losses is largely attributable to less credit-related losses, which is consistent with the U.S. financial market environment.

     Premiums, fees and other revenues increased 9% over the prior year primarily as a result of growth in the annuities, retirement & savings and variable and universal life product lines. This increase stems in part from policy fee income earned on annuity deposits, which were $11.2 billion in 2003, increasing 42% from the prior year. In addition, the annuity separate account balance was $28.7 billion at December 31, 2003, up 57% versus the prior year end. Growth in retirement & savings is primarily attributable to higher sales in structured settlement products. Fee income from variable and universal life products increased 12% over the prior year primarily as a result of a 25% growth in separate account balances. In addition, the coinsurance agreement with Allianz Life in the Reinsurance segment contributed approximately 1% to the year over year increase. Partially offsetting these increases is a decline in traditional life premiums, which is largely attributable to run off in the Company's closed block of business.

     Investment margins, which represent the spread between net investment income and interest credited to policyholder account balances, remained favorable in 2003 as the Company took appropriate crediting rate reductions in most products in an effort to keep pace with the market environment. In several product lines, where investment margins are a substantial part of earnings, the Company still has a reasonable amount of flexibility to reduce crediting rates further if portfolio yields were to decline from year-end 2003 levels. Investment margins in 2003 did benefit from higher than expected levels of prepayments.

     Underwriting results varied in 2003. The group life mortality ratio continues to be favorable at 92%. The Individual life mortality ratio was also solid at 88%, which includes the impact of several large claims in the variable and universal product line, some of which had lower levels of reinsurance. Group disability's morbidity ratio increased to 98.5%, from 97.9% in the prior year but is still within management's expected range. The Auto & Home combined ratio, which is a measure of both the loss and loss adjustment expense ratio, as well as the expense ratio, remained favorable at 97.1% excluding catastrophes. The Company's International segment increased its loss recognition reserve in Taiwan as a result of low interest rates relative to product guarantees. This action resulted in a $19 million charge, net of income taxes.

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

     Net investment losses decreased by $310 million, or 35%, to $582 million for the year ended December 31, 2003 from $892 million for the comparable 2002 period. This improvement is primarily due to lower credit-related losses.

     Income tax expense for the year ended December 31, 2003 was $660 million, or 26% of income from continuing operations before provision for income taxes and cumulative effect of change in accounting, compared with $490 million, or 31%, for the comparable 2002 period. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a recovery of prior year tax overpayments on tax-exempt bonds, and an adjustment consisting primarily of a revision in the estimate of income taxes for 2002. In addition, the 2003 effective tax rate includes a reduction of the deferred tax valuation allowance related to certain foreign net operating loss carryforwards, and tax benefits related to the sale and merger of foreign subsidiaries reflected in the International segment. The 2002 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, partially offset by the inability to utilize tax benefits on certain foreign capital losses.

     The income from discontinued operations is comprised of the operations of SSRM and net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale. The Company sold SSRM on January 31, 2005.

     Income from discontinued operations declined $148 million, or 30%, to $344 million for the year ended December 31, 2003 from $492 million in the comparable prior year period. The decrease is primarily due to lower recognized net investment gains from real estate properties sold in 2003 as compared to the prior year. For the years ended December 31, 2003 and 2002, the Company recognized $420 million and $582 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

     The Company changed its method of accounting for embedded derivatives in certain insurance products as required by new accounting guidance which became effective on October 1, 2003, and recorded the impact as a cumulative effect of a change in accounting principle.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $10,103   $ 9,093   $ 8,245
Universal life and investment-type product policy
  fees..................................................      717       635       624
Net investment income...................................    4,472     4,028     3,909
Other revenues..........................................      632       592       609
Net investment gains (losses)...........................      186      (293)     (488)
                                                          -------   -------   -------
  Total revenues........................................   16,110    14,055    12,899
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims........................   11,134     9,843     9,345
Interest credited to policyholder account balances......      960       915       932
Policyholder dividends..................................      107       198       115
Other expenses..........................................    1,907     1,784     1,531
                                                          -------   -------   -------
  Total expenses........................................   14,108    12,740    11,923
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................    2,002     1,315       976
Provision for income taxes..............................      681       477       344
                                                          -------   -------   -------
Income from continuing operations.......................    1,321       838       632
Income from discontinued operations, net of income
  taxes.................................................       10        37       127
                                                          -------   -------   -------
Income before cumulative effect of a change in
  accounting............................................    1,331       875       759
Cumulative effect of a change in accounting, net of
  income taxes..........................................      (60)      (26)       --
                                                          -------   -------   -------
Net income..............................................  $ 1,271   $   849   $   759
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- INSTITUTIONAL

     Income from continuing operations increased by $483 million, or 58%, to $1,321 million for the year ended December 31, 2004 from $838 million for the comparable 2003 period. An improvement of $241 million, net of income taxes, in net investment gains (losses), net of adjustments of $63 million to policyholder benefit and claims related to net investment gains (losses), is a significant component of the increase. In addition, favorable interest rate spreads contributed $225 million, net of income taxes, to the increase compared to the prior year period, with the retirement & savings products generating $183 million, net of income taxes, of this increase. Higher investment yields, growth in the asset base and lower average crediting rates are the primary drivers of the year over year increase in interest rate spreads. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the year ended December 31, 2004 increased to 2.06%, 1.66% and 1.88% for group life, retirement & savings and the non-medical health & other businesses, respectively, from 2.04%, 1.40% and 1.51% for the group life, retirement & savings, and the non-medical health & other businesses, respectively, in the comparable prior year period. Management generally expects these spreads to be in the range of 1.60% to 1.80%, 1.30% to 1.45%, and 1.30% to 1.50% for the group life, retirement & savings, and the non-medical health & other businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. Also contributing to the increase in income from continuing operations is a reduction in a premium tax liability of $31 million in the second quarter of 2004, net of income taxes. These increases in income from continuing operations are partially offset by less favorable underwriting results, which are estimated to have declined $30 million, net of income taxes, compared to the prior year period. Management attributes approximately $20 million, net of income taxes, of this decrease to mixed claim experience in the non-medical health & other business. Underwriting results are significantly influenced by mortality and morbidity trends, as well as claim experience and, as a result, can fluctuate from year to year.

     Total revenues, excluding net investment gains (losses), increased by $1,576 million, or 11%, to $15,924 million for the year ended December 31, 2004 from $14,348 million for the comparable 2003 period. Growth of $1,132 million in premiums, fees, and other revenues contributed to the revenue increase. A $480 million increase in premiums, fees and other revenues in the non-medical health & other business compared to the prior year is partly due to the continued growth in long-term care of $148 million, of which $41 million is related to the 2004 acquisition of TIAA/CREF's long-term care business. Growth in the small market products, disability business, and dental business contributed $305 million to the year over year increase. Group life insurance premiums, fees and other revenues increased by $461 million, which management primarily attributes to improved sales and favorable persistency, as well as the acquisition of the John Hancock group life insurance business in late 2003, which contributed $20 million to the increase. Retirement & savings' premiums, fees and other revenues increased by $191 million, which is largely due to a growth in premiums of $172 million, resulting primarily from an increase in structured settlement sales and pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from year to year. In addition, an increase of $444 million in net investment income, which is primarily due to higher income from growth in the asset base, earnings on corporate joint venture income and bond and commercial mortgage prepayment fees contributed to the overall increase in revenues. This increase is a component of the favorable interest rate spreads discussed above.

     Total expenses increased by $1,368 million, or 11%, to $14,108 million for the year ended December 31, 2004 from $12,740 million for the comparable 2003 period. Policyholder benefits and claims combined with policyholder dividends increased by $1,200 million to $11,241 million for the year ended December 31, 2004 from $10,041 million for the comparable prior year period. This increase is primarily attributable to a $459 million, $461 million, and $280 million increase in the group life, non-medical health & other and retirement & savings businesses, respectively. These increases are predominately attributable to the business growth discussed in the revenue discussion above. The increases in group life and the non-medical health & other businesses include the impact of the acquisition of certain businesses from John Hancock and TIAA/ CREF of $11 million and $39 million, respectively. Also included in the increase is the impact of less favorable claim experience, primarily in the non-medical health & other business. Interest credited to policyholder account balances increased by $45 million over the prior year period primarily as a result of the impact of growth in guaranteed interest contracts within the retirement & savings business. Other operating expenses increased $123 million. The largest component of this expense growth is an increase of $97 million related to increases in direct business support expenses. In addition, non-deferrable commissions and premium taxes increased by $25 million. This is net of a $49 million reduction in a premium tax liability in the second quarter of 2004. Excluding this item, non-deferrable commissions and premium taxes increased by $74 million, which is commensurate with the aforementioned revenue growth. In addition, the Company incurred infrastructure improvement costs of $34 million and expenses of $12 million related to the closing of one of the Company's disability claims centers which were partially offset by a decline of $45 million primarily relating to expenses incurred in the prior year for office closures and consolidations and an impairment of related assets.

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- INSTITUTIONAL

     Income from continuing operations increased by $206 million, or 33%, to $838 million for the year ended December 31, 2003 from $632 million for the comparable 2002 period. Revenue growth combined with favorable underwriting results and interest margins contributed to the year over year increase. Lower net investment losses in 2003 versus 2002 contributed $124 million, net of income taxes, to the year over year increase. Favorable underwriting experience was partially offset by an increase in expenses associated with office closures and other consolidations, as well as an increase in pension and postretirement benefit costs. In addition, the prior year period includes a $20 million, net of income taxes, benefit from the reduction of a previously established liability for the Company's 2001 business realignment initiatives and a $17 million, net of income taxes, benefit from the reduction of a previously established liability for disability insurance-related losses from the September 11, 2001 tragedies.

     Total revenues, excluding net investment gains and losses, increased by $961 million, or 7%, to $14,348 million for the year ended December 31, 2003 from $13,387 million for the comparable 2002 period. The increase is attributable to both the group insurance and the retirement & savings product lines. Within group insurance, life insurance premiums and fees increased by $248 million, or 5%, which is in line with management's expectations. This increase is attributable primarily to higher sales and favorable persistency. The late 2003 acquisition of the John Hancock block of group life business contributed $72 million to this increase. In addition, the long-term care, dental, and disability products experienced continued growth at a combined rate of approximately 14%, which is in line with management's expectations. Retirement & savings revenues increased approximately 12% primarily due to higher sales in the structured settlement products partially offset by the impact of a sale of a significant, single premium contract in the second quarter of 2002. Premiums and fees from retirement and saving products are significantly influenced by large transactions and, as a result, can fluctuate from year to year. These increases were partially offset by a decrease in revenues primarily due to a decline in retirement & savings administrative fees from the Company's 401(k) business. This decline resulted from the exit from the large market 401(k) business in late 2001. Consequently, revenue decreased as business was transferred to other carriers throughout 2002.

     Total expenses increased by $817 million, or 7%, to $12,740 million for the year ended December 31, 2003 from $11,923 million for the comparable 2002 period. Policyholder-related expenses increased $564 million primarily as a function of the growth in business. The increase in expenses is offset by favorable underwriting results in the term life insurance, dental, long-term care, and retirement & savings products. The term life mortality incurred loss ratio, which represents actual life claims as a percentage of assumed claims incurred used in the determination of future policy benefits, was 92% for 2003 as compared to 93.6% in 2002. Underwriting results declined in disability as the morbidity incurred loss ratio, which represents actual disability claims as a percentage of assumed claims incurred used in the determination of future policy benefits, increased to 98.5% in 2003 from 97.9% in the prior year. The 2003 ratio was within management's expected range. In addition, the 2002 period includes a $28 million release of a previously established liability for disability insurance-related losses from the September 11, 2001 tragedies. Other expenses increased by $253 million over the prior year period. Group insurance and retirement & savings expenses increased $115 million primarily due to an increase in non-deferrable expenses associated with the aforementioned revenue growth, $77 million from an increase in pension and postretirement benefit expense, and a $33 million increase in expenses associated with office closures and other consolidations. In addition, the prior year period includes a $30 million reduction of a previously established liability for the Company's 2001 business realignment initiatives.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums................................................  $ 4,172   $ 4,344   $ 4,507
Universal life and investment-type product policy
  fees..................................................    1,831     1,589     1,379
Net investment income...................................    6,130     6,194     6,237
Other revenues..........................................      444       407       418
Net investment gains (losses)...........................       74      (307)     (290)
                                                          -------   -------   -------
  Total revenues........................................   12,651    12,227    12,251
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims........................    5,102     5,039     5,064
Interest credited to policyholder account balances......    1,674     1,793     1,793
Policyholder dividends..................................    1,638     1,700     1,770
Other expenses..........................................    2,939     2,847     2,639
                                                          -------   -------   -------
  Total expenses........................................   11,353    11,379    11,266
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................    1,298       848       985
Provision for income taxes..............................      431       281       363
                                                          -------   -------   -------
Income from continuing operations.......................      867       567       622
Income from discontinued operations, net of income
  taxes.................................................        3        34       204
                                                          -------   -------   -------
Net income..............................................  $   870   $   601   $   826
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- INDIVIDUAL

     Income from continuing operations increased by $300 million, or 53%, to $867 million for the year ended December 31, 2004 from $567 million for the comparable 2003 period. Included in this increase is an improvement in net investment gains (losses) of $242 million, net of income taxes. This increase includes additional fee income of $154 million, net of income taxes, primarily related to separate account products. In addition, improvement in interest rate spreads contributed $77 million, net of income taxes, to the year over year increase. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads include income from certain investment transactions, including corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable. As a result, income from these investment transactions may fluctuate from year to year. These types of investment transactions contributed $38 million, net of income taxes, to the improvement in interest rate spreads. Additionally, the charge of $31 million, net of income taxes, in 2003 related to certain improperly deferred expenses at New England Financial, and a reduction in policyholder dividends of $39 million, net of income taxes, in 2004 contributed to the increase in income from continuing operations. These increases in income from continuing operations are partially offset by a reduction in earnings of $78 million, net of income taxes, resulting from an increase in the closed block-related policyholder dividend obligation, associated primarily with an improvement in net investment gains (losses). Higher DAC amortization of $74 million, net of income taxes, also increased expenses for the year ended December 31, 2004. Additionally, offsetting these increases are lower net investment income on traditional life and income annuity products of $43 million, net of income taxes. The application of SOP 03-1 and the corresponding cost of hedging guaranteed annuity benefit riders reduced earnings by $30 million, net of income taxes. In addition, less favorable underwriting results in the traditional and universal life products of $20 million, net of income taxes, and higher general spending of $15 million, net of income taxes, added to this offset. These underwriting results are significantly influenced by mortality experience and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from year to year.

     Total revenues, excluding net investment gains (losses), increased by $43 million, or less than 1%, to $12,577 million for the year ended December 31, 2004 from $12,534 million for the comparable 2003 period. This increase includes higher fee income primarily from separate account products of $252 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $37 million in 2004 to the active marketing of income annuity products. The increased volume of sales in 2004 also resulted in higher broker/dealer and other subsidiaries revenues of $27 million. Partially offsetting the increases in total revenues for the year ended December 31, 2004 are lower premiums related to the Company's closed block of business of $209 million, which continues to run off at management's expected range of 3% to 6% per year. In addition, lower net investment income of $64 million resulting from lower investment yields offset other increases in revenues.

     Total expenses decreased by $26 million, or less than 1%, to $11,353 million for the year ended December 31, 2004 from $11,379 million for the comparable 2003 period. Lower expenses are primarily the result of a $181 million decrease in the closed block policyholder benefits partially attributable to lower activity associated with the run off of this business and a $119 million decline in interest credited to policyholder account balances due to lower crediting rates. Also included in the decrease in expenses are lower policyholder dividends of $62 million resulting from reductions in the dividend scale in late 2003 and a charge in 2003 related to certain improperly deferred expenses at New England Financial of $48 million. Partially offsetting these decreases in expenses is a $123 million increase in the closed block-related policyholder dividend obligation based on positive performance of the closed block and higher DAC amortization of $116 million. The increase in DAC amortization is a result of accelerated amortization resulting from improvement in net investment gains (losses) and the update of management's assumptions used to determine estimated gross margins. Additionally, offsetting the decrease to expenses is a $46 million increase from the application of SOP 03-1 and the corresponding cost of hedging guaranteed annuity benefit riders and a $35 million increase in future policy benefits commensurate with the increase in income annuity premiums. Further, the decrease in expenses was offset by less favorable underwriting results in the traditional and universal life products of $32 million, higher general spending of $23 million and a $10 million increase in broker/dealer and other subsidiaries related expenses.

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- INDIVIDUAL

     Income from continuing operations decreased by $55 million, or 9%, to $567 million for the year ended December 31, 2003 from $622 million for the comparable 2002 period. The decrease year over year is primarily driven by an increase in expenses of $113 million, or 1%, which is largely attributable to an increase in expenses associated with office closures and other consolidations, pension and postretirement benefit costs, an increase in legal-related costs and an adjustment related to certain improperly deferred expenses at New England Financial. Although revenues are essentially flat year over year, policy fees from variable life and annuity and investment-type products grew 15% year over year. In addition, there is a slight increase in premiums related to other traditional life products. These increases are offset by a 5% decline in premiums from the Company's closed block business, which consists of participating policies issued prior to the Company's demutualization. Premiums on the closed block represent approximately 80% of this segment's premiums for the year ended December 31, 2003.

     Total revenues, excluding net investment gains and losses, decreased by $7 million, or less than 1%, to $12,534 million for the year ended December 31, 2003 from $12,541 million for the comparable 2002 period. Policy fees from variable life and annuity and investment-type products grew by 15% over the prior year period. This growth is primarily a result of an 18% increase in the average separate account balances, which is largely attributable to improvements in the U.S. financial markets. Additionally, this increase is associated with the aging of the in-force policies, as well as an increase in the sales of the enterprise variable annuity product through non-traditional distribution channels. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of average assets. The value of these assets can fluctuate depending on equity market performance. This increase in policy fee income was almost entirely offset by declines in premiums and net investment income. Premiums associated with the Company's closed block of business declined by $186 million, or 5%, which is in line with management's expectations, as this business continues to run-off. Partially offsetting this decline is a slight increase in the other traditional life products. The decline in net investment income is mainly due to the change in capital allocation methodology and lower investment yields year over year.

     Total expenses increased by $113 million, or 1%, to $11,379 million for the year ended December 31, 2003 from $11,266 million for the comparable 2002 period. Other expenses increased by $208 million over the prior year period primarily as a result of expenses associated with certain efficiency initiatives and events. The most significant items include an increase of $67 million from pension and postretirement benefit expense, a $48 million expense recorded in the second quarter of 2003 for an adjustment related to certain improperly deferred expenses at New England Financial, $42 million in expenses associated with office closures and other consolidations, $42 million increase in legal-related costs, and other expenses associated with strategic initiatives at New England Financial. Offsetting these expense increases are a decline in policyholder benefits consistent with the aforementioned decline in the closed block and a decrease in dividends due to the reduction of the dividend scale in the fourth quarter of 2002, reflecting the impact of the low U.S. interest rate environment on the asset portfolios supporting these policies.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $2,948   $2,908   $2,828
Net investment income......................................     171      158      177
Other revenues.............................................      35       32       26
Net investment gains (losses)..............................      (9)     (15)     (46)
                                                             ------   ------   ------
  Total revenues...........................................   3,145    3,083    2,985
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   2,079    2,139    2,019
Policyholder dividends.....................................       2        1       --
Other expenses.............................................     795      756      793
                                                             ------   ------   ------
  Total expenses...........................................   2,876    2,896    2,812
                                                             ------   ------   ------
Income before provision (benefit) for income taxes.........     269      187      173
Provision (benefit) for income taxes.......................      61       30       41
                                                             ------   ------   ------
Net income.................................................  $  208   $  157   $  132
                                                             ======   ======   ======

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- AUTO & HOME

     Net income increased by $51 million, or 32%, to $208 million for the year ended December 31, 2004 from $157 million for the comparable 2003 period. This increase is primarily attributable to an improved non-catastrophe combined ratio, which resulted in a benefit of $52 million, net of income taxes, improved claim development related to prior accident years of $61 million, net of income taxes, and an increase in net investment income of $13 million, net of income taxes. Partially offsetting these favorable variances are increased catastrophe losses of $73 million, net of income taxes. This increase resulted from the four hurricanes that struck the Southeastern United States in August and September of 2004.

     Total revenues, excluding net investment gains (losses), increased by $56 million, or 2%, to $3,154 million for the year ended December 31, 2004 from $3,098 million for the comparable 2003 period. This increase is primarily attributable to a $40 million increase in premiums, which is largely the result of an increase in the average earned premium resulting from continued rate increases. In addition, a $13 million increase in net investment income is largely attributable to growth in the underlying asset base, an increase in the investment yield and higher income related to tax advantaged municipal bonds.

     Total expenses decreased by $20 million, or 1%, to $2,876 for the year ended December 31, 2004 from $2,896 million for the comparable 2003 period. This decrease is the result of an improvement in policyholder benefits and claims due to a favorable change of $94 million in prior year claim development, as well as a decrease in expenses of $80 million resulting from an improved non-catastrophe combined ratio primarily attributable to lower automobile and homeowner's claim frequencies. These favorable changes in expenses are partially offset by an increase in losses from catastrophes of $112 million and a $39 million increase in expenses primarily due to inflation and employee and other related labor costs. The combined ratio excluding catastrophes declined to 90.4% for the year ended December 31, 2004 from 97.1% for the comparable 2003 period.

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

     Total expenses increased by $84 million, or 3%, to $2,896 million for the year ended December 31, 2003 from $2,812 million for the comparable 2002 period. Adverse claims development related to prior accident years, resulting mostly from bodily injury and uninsured motorists claims, accounted for $46 million of the increase in policyholder benefits. Also contributing to this increase are higher catastrophe losses of $22 million. Partially offsetting these increases are improved non-catastrophe homeowner's claims frequencies, a reduction in the number of auto and homeowner's policies in-force, and underwriting and agency management actions. In addition, there was a $23 million reduction in expenses resulting from the completion of the St. Paul integration and a $35 million reduction in the cost associated with the New York assigned risk plan. The combined ratio, excluding catastrophes, which represents losses and total expenses including claims as a percentage of premiums, declined to 97.1% for the year ended December 31, 2003 versus 97.4% for the comparable 2002 period.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $1,735   $1,678   $1,511
Universal life and investment-type product policy fees.....     350      272      144
Net investment income......................................     585      502      461
Other revenues.............................................      23       80       14
Net investment gains (losses)..............................      23        8       (9)
                                                             ------   ------   ------
  Total revenues...........................................   2,716    2,540    2,121
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   1,614    1,457    1,388
Interest credited to policyholder account balances.........     152      143       79
Policyholder dividends.....................................      47       55       35
Other expenses.............................................     624      660      507
                                                             ------   ------   ------
  Total expenses...........................................   2,437    2,315    2,009
                                                             ------   ------   ------
Income from continuing operations before provision for
  income taxes.............................................     279      225      112
Provision for income taxes.................................      86       17       28
                                                             ------   ------   ------
Income from continuing operations before cumulative effect
  of a change in accounting................................     193      208       84
Cumulative effect of a change in accounting, net of income
  taxes....................................................     (30)      --       --
                                                             ------   ------   ------
Net income.................................................  $  163   $  208   $   84
                                                             ======   ======   ======

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- INTERNATIONAL

     Income from continuing operations decreased by $15 million, or 7%, to $193 million for the year ended December 31, 2004 from $208 million for the comparable 2003 period. The prior year includes a $62 million benefit, net of income taxes, from the merger of the Mexican operations and a reduction in policyholder liabilities resulting from a change in reserve methodology, a $12 million tax benefit in Chile related to the merger of two subsidiaries and an $8 million benefit, net of income taxes, related to reinsurance treaties. These increases are partially offset by a $19 million charge, net of income taxes, in Taiwan related to an increased loss recognition reserve due to low interest rates relative to product guarantees. The prior year also includes a $4 million benefit, net of income taxes, related to the Spanish operations, which were sold in 2003. Excluding these items, income from continuing operations increased by $52 million or 37%. A significant component of this increase is attributable to the application of SOP 03-1 in the current year, which resulted in a $21 million decrease, net of income taxes, in policyholder liabilities in Mexico. The primary driver of the current year impact is a decline in the fair value of the underlying assets associated with these contracts. Additionally, a $10 million, net of income taxes, increase in net investment gains is primarily due to the gain from the sale of the Spanish operations. In addition, 2004 includes $8 million of certain tax-related benefits in South Korea. The remainder of the increase can be attributed to business growth in other countries.

     Total revenues, excluding net investment gains (losses), increased by $161 million, or 6%, to $2,693 million for the year ended December 31, 2004 from $2,532 million for the comparable 2003 period. The prior year period includes $230 million of revenues related to the Spanish operations, which were sold in 2003. Excluding the sale of these operations, revenues increased by $391 million, or 17%. The Company's Mexican and Chilean operations increased revenues by $144 million and $58 million, respectively, primarily due to growth in the business, as well as improved investment earnings. The Company's operations in South Korea and Taiwan also have increased revenues by $121 million and $34 million, respectively, primarily due to increased new sales and renewal business. Changes in foreign currency exchange rates contributed $14 million to the year over year increase in revenues. The remainder of the increase can be attributed to business growth in other countries.

     Total expenses increased by $122 million, or 5%, to $2,437 million for the year ended December 31, 2004 from $2,315 million for the comparable 2003 period. The prior year includes expenses of $223 million related to the Spanish operations, which were sold in 2003. The prior year also includes a $79 million benefit related to a reduction in the Mexican operation's policyholder liabilities resulting from a change in reserve methodology, partially offset by a related increase of $45 million in amortization of VOBA. Additionally, Taiwan's 2003 expenses include a $30 million pre-tax charge due to an increased loss recognition reserve as a result of low interest rates relative to product guarantees. Excluding these items, expenses increased $341 million, or 16%, over the prior year. Expenses grew by $71 million, $98 million, $58 million and $36 million for the operations in Mexico, South Korea, Chile and Taiwan, respectively, which is commensurate with the revenue growth discussed above. In addition, 2004 includes a $33 million decrease in Mexico's policyholder liabilities resulting from the application of SOP 03-1. Canada's expenses increased by $13 million due primarily to the strengthening of the liability on its pension business related to changes in mortality assumptions in the fourth quarter of 2004. Changes in foreign currency exchange rates contributed $18 million to the year over year increase in expenses. The remainder of the increase in total expenses is primarily related to the ongoing investment in infrastructure.

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- INTERNATIONAL

     Net income increased by $124 million, or 148%, to $208 million for the year ended December 31, 2003 from $84 million for the comparable 2002 period. The acquisition of Hidalgo accounted for $48 million of this increase. Also contributing to the increase in earnings during 2003 is a $62 million benefit, net of income taxes, from the merger of the Mexican operations and a reduction in policyholder liabilities resulting from a change in reserve methodology, a $12 million tax benefit in Chile and an $8 million benefit, net of income taxes, related to reinsurance treaties. These increases are partially offset by a $19 million charge, net of income taxes, in Taiwan related to an increased loss recognition reserve due to low interest rates relative to product guarantees.

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

     Total expenses increased by $306 million, or 15%, to $2,315 million for the year ended December 31, 2003 from $2,009 million for the comparable 2002 period. The acquisition of Hidalgo contributed $394 million to this increase. Partially offsetting this is a decrease of $106 million for the aforementioned non-recurring sale of an annuity contract and a decrease of $28 million for the restructuring of a pension contract, both of which occurred in 2002. In addition, South Korea's, Chile's and Taiwan's expenses increased by $95 million, $65 million and $64 million, respectively, commensurate with the revenue increases in each country. Additionally, Taiwan's expenses include a $30 million pre-tax charge due to an increased loss recognition reserve as a result of low interest rates relative to product guarantees. These increases are partially offset by a

$251 million decrease in Mexico, other than Hidalgo, primarily as a result of the impact on expenses from the aforementioned revenue decline in Mexico and a reduction in policyholder liabilities related to a change in reserve methodology.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $3,367   $2,668   $2,005
Net investment income......................................     588      473      421
Other revenues.............................................      57       49       43
Net investment gains (losses)..............................      60       31       (3)
                                                             ------   ------   ------
     Total revenues........................................   4,072    3,221    2,466
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   2,725    2,136    1,554
Interest credited to policyholder account balances.........     212      184      146
Policyholder dividends.....................................      20       21       22
Other expenses.............................................     964      740      617
                                                             ------   ------   ------
     Total expenses........................................   3,921    3,081    2,339
                                                             ------   ------   ------
Income before provision for income taxes...................     151      140      127
Provision for income taxes.................................      51       48       43
                                                             ------   ------   ------
Income from continuing operations before cumulative effect
  of a change in accounting................................     100       92       84
Cumulative effect of a change in accounting, net of income
  taxes....................................................       5       --       --
                                                             ------   ------   ------
Net income.................................................  $  105   $   92   $   84
                                                             ======   ======   ======

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- REINSURANCE

     Income from continuing operations increased $8 million, or 9%, to $100 million for the year ended December 31, 2004 from $92 million for the comparable 2003 period. This increase is attributable to a 26% increase in revenues, primarily due to strong premium growth across all of RGA's geographical segments, which includes the effect of the Allianz Life transaction. The growth in income from continuing operations is partially offset by higher minority interest expense as MetLife's ownership in RGA decreased from 59% to 52% in the comparable periods and a negotiated claim settlement in RGA's accident and health business, which is currently in run-off, of $8 million for the third quarter of 2004, net of income taxes and minority interest.

     Total revenues, excluding net investment gains (losses), increased by $822 million, or 26%, to $4,012 million for the year ended December 31, 2004 from $3,190 million for the comparable 2003 period due primarily to a $699 million increase in premiums. The premium increase during the year ended December 31, 2004 is partially the result of RGA's coinsurance agreement with Allianz Life under which RGA assumed 100% of Allianz Life's United States traditional life reinsurance business. This transaction closed during 2003, with six months of reinsurance activity recorded in 2003, as compared to twelve months in 2004. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the United States and certain international operations also contributed to the premium growth. Premium levels are significantly influenced by large transactions, such as the Allianz Life transaction, and reporting practices of ceding companies, and as a result, can fluctuate from period to period. Net investment income also contributed to revenue growth, increasing $115 million, or 24%, to $588 million in 2004 from $473 million in 2003. The growth in net investment income is the result of the growth in RGA's operations and asset base, as well as the conversion of a large reinsurance treaty from a funds withheld to coinsurance basis which resulted in an increase of $12 million in net investment income.

     Total expenses increased by $840 million, or 27%, to $3,921 million for the year ended December 31, 2004 from $3,081 million for the comparable 2003 period. This increase is commensurate with the growth in revenues and is primarily attributable to an increase of $617 million in policyholder benefits and claims and interest credited to policyholder account balances, primarily associated with RGA's growth in insurance in force of approximately $200 billion, a negotiated claim settlement in RGA's accident and health business of $24 million, and the inclusion of only six months of results from the Allianz Life transaction in the prior year. Also, during the fourth quarter of 2004, RGA recorded approximately $18 million in policy benefits and claims as a result of the Indian Ocean tsunami on December 26, 2004 and claims development associated with its reinsurance of Argentine pension business. Other expenses increased primarily due to an increase of $106 million in allowances and related expenses on assumed reinsurance associated with RGA's growth in premiums and insurance in force and $15 million in additional amortization of DAC from the conversion of a large reinsurance treaty from a funds withheld to coinsurance basis. The balance of the growth in other expenses is primarily due to the aforementioned increase in minority interest expense from $114 million in 2003 to $161 million in 2004.

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- REINSURANCE

     Net income increased by $8 million, or 10%, to $92 million for the year ended December 31, 2003 from $84 million for the comparable 2002 period. The increase in earnings year over year is primarily attributable to new business growth, additional renewal premiums, as well as a large coinsurance agreement with Allianz Life under which RGA assumed 100% of Allianz Life's U.S. traditional life reinsurance business.

     Total revenues, excluding net investment gains and losses, increased by $721 million, or 29%, to $3,190 million for the year ended December 31, 2003 from $2,469 million for the comparable 2002 period. This increase is primarily due to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, particularly in the United States and United Kingdom reinsurance operations. In addition, there was a $252 million increase in revenues due to the transaction with Allianz Life in late 2003.

     Total expenses increased by $742 million, or 32%, to $3,081 million for the year ended December 31, 2003 from $2,339 million for the comparable 2002 period. This increase is consistent with the growth in revenues and is primarily attributable to policyholder benefits and claims and allowances paid on assumed reinsurance, particularly on certain higher commission business in the United Kingdom. The aforementioned transaction with Allianz Life contributed $242 million to this increase.

CORPORATE & OTHER

     The following table presents consolidated financial information for the Corporate & Other for the years indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................  $  (9)   $ (18)   $ (19)
Universal life and investment-type product policy fees......      2       --       --
Net investment income.......................................    472      184      (22)
Other revenues..............................................      7       39       56
Net investment gains (losses)...............................   (152)      (6)     (56)
                                                              -----    -----    -----
     Total revenues.........................................    320      199      (41)
                                                              -----    -----    -----
EXPENSES
Policyholder benefits and claims............................      8       51        3
Other expenses..............................................    532      304      726
                                                              -----    -----    -----
     Total expenses.........................................    540      355      729
                                                              -----    -----    -----
Income (Loss) from continuing operations before income tax
  benefit...................................................   (220)    (156)    (770)
Income tax benefit..........................................   (239)    (193)    (329)
                                                              -----    -----    -----
Income (Loss) from continuing operations....................     19       37     (441)
Income from discontinued operations, net of income taxes....    123      273      161
                                                              -----    -----    -----
Income (Loss) before cumulative effect of a change in
  accounting................................................    142      310     (280)
Cumulative effect of a change in accounting, net of income
  taxes.....................................................     (1)      --       --
                                                              -----    -----    -----
Net income (loss)...........................................  $ 141    $ 310    $(280)
                                                              =====    =====    =====

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- CORPORATE & OTHER

     Income (Loss) from continuing operations decreased by $18 million, or 49%, to $19 million for the year ended December 31, 2004 from $37 million for the comparable 2003 period. The 2004 period includes a $105 million benefit associated with the resolution of issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 year is an expense related to a $32 million contribution, net of income taxes, to the MetLife Foundation and a $9 million benefit from a revision of the estimate of income taxes for 2003. The year ended December 31, 2003 includes a $92 million benefit, net of income taxes, from the reduction of a previously established liability related to the Company's race-conscious underwriting settlement, as well as a $36 million benefit from a revision of the estimate of income taxes for 2002. Excluding the impact of these items, income from continuing operations increased by $28 million in the year ended December 31, 2004 from the comparable 2003 period. The increase in earnings in 2004 over the prior year period is primarily attributable to an increase in net investment income of $183 million and a decrease in policyholder benefits and claims of $27 million, both of which are net of income taxes. This is partially offset by an increase in net investment losses of $93 million and an increase in interest on bank holder deposits of $14 million, a charge related to unoccupied space of $10 million, as well as expenses associated with the piloting of a new product of $7 million, all net of income taxes. In addition, the tax benefit increased by $41 million as a result of a change in the Company's allocation of tax expense among segments.

     Total revenues, excluding net investment gains (losses), increased by $267 million, or 130%, to $472 million for the year ended December 31, 2004 from $205 million for the comparable 2003 period. The increase in revenue is primarily attributable to increases in income on fixed maturity securities, corporate joint venture income, mortgage loans on real estate and equity securities due to increased invested assets and higher yields.

     Total expenses increased by $185 million, or 52%, to $540 million for the year ended December 31, 2004 from $355 million for the comparable 2003 period. The year ended December 31, 2004 includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of interest expense associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. The year ended December 31, 2003 includes a $144 million benefit from a reduction of a previously established liability associated with the Company's race-conscious underwriting settlement. Excluding these items, other expenses increased by $13 million for the year ended December 31, 2004. This increase is attributable to higher interest expense of $61 million as a result of the issuance of senior notes at the end of 2003 and during 2004, as well as higher interest credited to bank holder deposits of $22 million as a result of growth in MetLife Bank, N.A., ("MetLife Bank"), a national bank's, business. This increase is partially offset by a decrease of $54 million from lower interest expense on surplus notes, as well as lower expenses from policyholder benefits and claims of $43 million, a charge related to unoccupied space of $15 million, as well as expenses associated with the piloting of a new product of $11 million.

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002 -- CORPORATE & OTHER

     Income (Loss) from continuing operations increased by $478 million, or 108%, to $37 million for the year ended December 31, 2003 from ($441) million for the comparable 2002 period. The 2003 period includes a $92 million benefit, net of income taxes, from a reduction of a previously established liability related to the Company's race conscious underwriting settlement and a $36 million benefit from a revision of the estimate of income tax for 2002. The 2002 period includes a $169 million charge, net of income taxes, to cover costs associated with asbestos-related claims, a $48 million charge, net of income taxes, to cover costs associated with the resolution of a federal government investigation of General American Life Insurance Company's ("General American") former Medicare business, and a $30 million reduction, net of income taxes, of a previously established liability related to the Company's sales practice class action settlement in 1999. Excluding the impact of these items, the increase in earnings year over year is mainly due to higher investment income.

     Total revenues, excluding net investment gains and losses, increased by $190 million, or 1,267%, to $205 million for the year ended December 31, 2003 from $15 million for the comparable 2002 period. This variance is mainly due to higher investment income resulting from the change in capital allocation methodology, as well as increases in income from corporate joint ventures, equity-linked notes and securities lending.

     Total expenses decreased by $374 million, or 51%, to $355 million for the year ended December 31, 2003 from $729 million for the comparable 2002 period. The 2003 period includes a $144 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement. The 2002 period includes a $266 million charge to increase the Company's asbestos-related liability and expenses to cover costs associated with the resolution of federal government investigations of General American's former Medicare business.

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

     On May 15, 2003, the purchase contracts associated with the units were settled. In exchange for $1,006 million, the Company issued 2.97 shares of MetLife, Inc. common stock per purchase contract, or 59.8 million shares of treasury stock. The excess of the Company's cost of the treasury stock ($1,662 million) over the contract price of the stock issued to the purchase contract holders ($1,006 million) was $656 million, which was recorded as a direct reduction to retained earnings.

     Due to the dissolution of the Trust in 2003, there was no interest expense on capital securities for the year ended December 31, 2004. Interest expense on the capital securities is included in other expenses and was $10 million and $81 million for the years ended December 31, 2003 and 2002, respectively.

SUBSEQUENT EVENTS

     On January 31, 2005, the Holding Company entered into an agreement to acquire all of the outstanding shares of capital stock of certain indirect subsidiaries of Citigroup Inc., including the majority of The Travelers Insurance Company ("Travelers"), and substantially all of Citigroup Inc.'s international insurance businesses for a purchase price of $11.5 billion, subject to adjustment as described in the acquisition agreement. As a condition to closing, Citigroup Inc. and the Holding Company will enter into ten-year agreements under which the Company will expand its distribution by making products available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. The transaction is expected to close in the summer of 2005. Approximately $1 billion to $3 billion of the purchase price will be paid in MetLife stock with the remainder paid in cash which will be financed through a combination of cash on hand, debt, mandatorily convertible securities and selected asset sales depending on market conditions, timing, valuation considerations and the relative attractiveness of funding alternatives.

     The Company has entered into brokerage agreements relating to the possible sale of two of its real estate investments, 200 Park Avenue and One Madison Avenue in New York City. The Company is also contemplating other asset sales, including selling some or all of its beneficially owned shares in RGA.

     On January 31, 2005, the Holding Company completed the sale of SSRM to a third party for $328 million of cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $150 million, net of income taxes, comprised of a realized gain of $166 million, net of income taxes, and an operating expense related to a lease abandonment of $16 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company has reclassified the assets, liabilities and operations of SSRM into discontinued operations for all periods presented in the consolidated financial statements. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the year ended December 31, 2004 also includes expenses of approximately $20 million, net of income taxes, related to the sale of SSRM.

LIQUIDITY AND CAPITAL RESOURCES

     For purposes of this discussion, the terms "MetLife" or the "Company" refer to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

THE COMPANY

     CAPITAL

     RBC. Section 1322 of the New York Insurance Law requires that New York domestic life insurers report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. Similar rules apply to each of the Company's domestic insurance subsidiaries. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Section 1322 gives the New York Superintendent of Insurance (the "Superintendent") explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2004, Metropolitan Life's and each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of each of the RBC levels required by each state of domicile.

     The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York State Department of Insurance (the "Department") has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

     ASSET/LIABILITY MANAGEMENT

     The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Business Finance Asset/Liability Management Unit, and the operating business segments under the supervision of the various product line specific Asset/Liability Management Committees ("A/LM Committees"). The A/LM Committees' duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the A/LM Committees.

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

     LIQUIDITY

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $5.5 billion and $4.5 billion at December 31, 2004 and 2003, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed investment contracts ("GICs"), and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

     LIQUIDITY SOURCES

     Cash Flow from Operations. The Company's principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs and certain deposit fund liabilities) sold to employee benefit plan sponsors.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At December 31, 2004 and 2003, the Company had $136 billion and $125 billion in liquid assets, respectively.

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

     At December 31, 2004 and 2003, the Company had $1.4 billion and $3.6 billion in short-term debt outstanding, and $7.4 billion and $5.7 billion in long-term debt outstanding, respectively.

     MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, the Company has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At December 31, 2004 and 2003, MetLife Funding had a tangible net worth of $10.9 million and $10.8 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At December 31, 2004 and 2003, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1,448 million and $1,042 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.8 billion ($1.1 billion expiring in 2005, $175 million expiring in 2006 and $1.5 billion expiring in 2009). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and $2.5 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. At December 31, 2004, the Company had drawn approximately $56 million under the facilities expiring in 2005 at interest rates ranging from 5.44% to 6.38% and approximately $50 million under a facility expiring in 2006 at an interest rate of 2.99%.

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

     The following table summarizes the Company's major contractual obligations as of December 31, 2004:

                                                         PAYMENTS DUE BY PERIOD
                                             -----------------------------------------------
                                                        LESS THAN     THREE TO    MORE THAN
CONTRACTUAL OBLIGATIONS                       TOTAL    THREE YEARS   FIVE YEARS   FIVE YEARS
-----------------------                      -------   -----------   ----------   ----------
                                                          (DOLLARS IN MILLIONS)
Other long-term liabilities(1)(2)..........  $80,167     $ 9,408       $8,901      $61,858
Long-term debt(3)..........................    7,368       2,110          104        5,154
Partnership investments(4).................    1,324       1,324           --           --
Operating leases(5)........................    1,084         347          317          420
Mortgage commitments.......................    1,189       1,189           --           --
Shares subject to mandatory
  redemption(3)............................      350          --           --          350
Capital leases.............................       66          18           35           13
                                             -------     -------       ------      -------
     Total.................................  $91,548     $14,396       $9,357      $67,795
                                             =======     =======       ======      =======

---------------

(1) Other long-term liabilities include various investment-type products with contractually scheduled maturities, including guaranteed interest contracts, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of approximately $71.5 billion and policyholder account balances of approximately $77.8 billion at December 31, 2004, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $60.3 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately

    $29.3 billion relating to deferred annuities, approximately $21.8 billion for group and universal life products and approximately $13.8 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "--The Company -- Asset/Liability Management."

    Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the more than five years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for all years in the table of $80.2 billion exceeds the corresponding liability amounts of $36.2 billion included in the consolidated financial statements at December 31, 2004. The liability amount in the consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

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

(5) Excluded from operating leases in the above contractual obligations table is $117 million, $26 million, $38 million, and $53 million for total, less than three years, three to five years, and more than five years, respectively, related to discontinued operations pertaining to SSRM.

     As of December 31, 2004, and relative to its liquidity program, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

     On April 11, 2003, an affiliate of the Company elected not to make future payments required by the terms of a non-recourse loan obligation. The book value of this loan was approximately $17 million at December 31, 2004. The Company's exposure under the terms of the applicable loan agreement is limited solely to its investment in certain securities held by an affiliate. Subsequent to December 31, 2004, in connection with the sale of the related equity investment, the loan was forgiven and the affiliate was discharged and released from its obligations thereunder.

     Letters of Credit. At December 31, 2004 and 2003, the Company had outstanding $961 million and $828 million, respectively, in letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

     Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2004, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

     In connection with the Company's acquisition of GenAmerica Financial Corporation ("GenAmerica"), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At December 31, 2004, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

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

     General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At December 31, 2004, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

     Management does not anticipate that these arrangements will place any significant demands upon the Company's liquidity resources.

     Litigation. Various litigation, claims and assessments against the Company in addition to those discussed elsewhere herein and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except as noted elsewhere herein in connection with specific matters. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     Other. Based on management's analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common stock, pay all operating expenses, and meet its cash needs. The nature of the Company's diverse product portfolio and customer base lessens the likelihood that normal operations will result in any significant strain on liquidity.

     Subsequent Events.  See "--The Holding Company -- Liquidity
Uses -- Subsequent Events."

     Consolidated cash flows. Net cash provided by operating activities was $8,066 million and $7,030 million for the years ended December 31, 2004 and 2003, respectively. The $1,036 million increase in operating cash flows in 2004 over the comparable 2003 period is primarily attributable to continued growth in the group life, long-term care, dental and disability businesses, as well as an increase in retirement & savings' structured settlements due to a large multi-contract sale in 2004. Also, the late 2003 acquisition of John Hancock's group life business and the acquisition of TIAA-CREF's long-term care business contributed to growth in the 2004 period. In addition, an increase in MetLife Bank's customer deposits, particularly in the personal and business savings accounts, contributed to the increase in operating cash flows.

     Net cash provided by operating activities was $7,030 million and $4,180 million for the years ended December 31, 2003 and 2002, respectively. The $2,850 million increase in operating cash flow in 2003 over the comparable 2002 period is primarily attributable to sales growth in the group life, dental, disability and long-term care businesses, as well as higher sales in retirement & savings' structured settlement products. The acquisition of John Hancock's group business also contributed to sales growth in the 2003 period. In addition, growth in MetLife Bank's customer deposits, accelerated prepayments of mortgage-backed securities that have been previously purchased at a premium, and an increase in funds withheld related to reinsurance activity contributed to the increase in operating cash flows. These items were partially offset by the Company's contribution to its qualified defined benefit plans in December 2003.

     Net cash used in investing activities was $13,015 million and $17,688 million for the years ended December 31, 2004 and 2003, respectively. The $4,673 million decrease in net cash used in investing activities in 2004 over the comparable 2003 period is primarily due to less cash provided by financing activities, partially offset by an increase in cash generated from operations. This decrease in available cash resulted in reduced investments in fixed maturities for the current year versus the prior year. Additionally, there was a decrease in securities lending cash collateral invested in 2004 as compared to 2003. These items are partially offset by an increase in mortgage and other loan origination as the Company continues to take advantage of favorable market conditions in this sector as well as an increase in cash used for equity securities and short-term investments for the comparable periods.

     Net cash used in investing activities was $17,688 million and $16,213 million for the years ended December 31, 2003 and 2002, respectively. The $1,475 million increase in net cash used in investing activities in 2003 over the comparable 2002 period is primarily attributable to an increase in the purchase of fixed maturities and commercial mortgage loan origination, as well as an increase in the amount of securities lending cash collateral invested, which resulted from an expansion of the program. In addition, the Company invested income generated from operations and cash raised through the issuance of GICs. These items were partially offset by lower income resulting from lower market rates and the June 2002 acquisition of Hidalgo. In addition, the 2003 period had less proceeds from sales of equity securities and real estate to use in investing activities. The 2002 period included proceeds from a significant sale of equity securities and cash generated by the Company's real estate sales program.

     Net cash provided by financing activities was $5,322 million and $12,068 million for the years ended December 31, 2004 and 2003, respectively. The $6,746 million decrease in net cash provided by financing activities in 2004 over the comparable 2003 period is primarily due to repayments of short-term debt associated with dollar roll activity, and an increase in cash used in the Company's stock repurchase program. In addition, net cash provided by policyholder account balances decreased for the comparable 2003 period mainly as a result of a decrease in GICs sold in 2004 as compared to 2003. The 2003 period included payments of $1,006 million received on the settlement of common stock purchase contracts (see "-- The Holding Company -- Liquidity Sources -- Global Funding Sources"), and $317 million net cash proceeds associated with RGA's issuance of common stock. The Company also doubled its annual dividend per share in

2004. These items were partially offset by additional proceeds from the issuance of senior notes by the Holding Company and a decrease in repayments of long-term debt for the comparable periods.

     Net cash provided by financing activities was $12,068 million and $6,883 million for the years ended December 31, 2003 and 2002, respectively. The $5,185 million increase in net cash provided by financing activities in 2003 over the comparable 2002 period is due to an increase in policyholder account balances primarily from sales of annuity products, as well as additional short-term debt issued related to dollar roll activity. In 2003, the Company received $1,006 million on the settlement of common stock purchase contracts (see "-- The Holding Company -- Liquidity Sources -- Global Funding Sources"), issued $700 million of senior notes and had a decrease in cash used in the stock repurchase program as compared to 2002. The 2003 period also includes $317 million net cash proceeds associated with RGA's issuance of common stock. These cash flows were partially offset by additional repayments of long-term debt and a 10% increase in cash dividends per share in 2003 as compared to 2002.

  THE HOLDING COMPANY

     CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2004, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

     The following table contains the RBC ratios as of December 31, 2004 and 2003 and the regulatory requirements for MetLife Inc., as a bank holding company, and MetLife Bank:

                                 METLIFE, INC.
                       RBC RATIOS -- BANK HOLDING COMPANY

                                     AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                           REGULATORY         REGULATORY
                                                          REQUIREMENTS       REQUIREMENTS
                                         2004     2003      MINIMUM       "WELL CAPITALIZED"
                                        ------   ------   ------------   --------------------
Total RBC Ratio.......................  10.20%   11.19%      8.00%              10.00%
Tier 1 RBC Ratio......................   9.73%    9.19%      4.00%               6.00%
Tier 1 Leverage Ratio.................   6.06%    6.12%      3.00%               5.00%

                                  METLIFE BANK
                               RBC RATIOS -- BANK

                                     AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                           REGULATORY         REGULATORY
                                                          REQUIREMENTS       REQUIREMENTS
                                         2004     2003      MINIMUM       "WELL CAPITALIZED"
                                        ------   ------   ------------   --------------------
Total RBC Ratio.......................  17.09%   13.12%      8.00%              10.00%
Tier 1 RBC Ratio......................  16.38%   12.50%      4.00%               6.00%
Tier 1 Leverage Ratio.................  10.84%    8.81%      3.00%               5.00%

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

     The Holding Company's ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. Management views its capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and its liquidity monitoring procedures as critical to retaining high credit ratings.

     Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on the Holding Company's liquidity.

     LIQUIDITY SOURCES

     Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay a dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of
(i) 10% of its surplus to policyholders as of the immediately preceding calendar year; and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York State Department of Insurance has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration.

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

     As of December 31, 2004, the maximum amount of the dividend which may be paid to the Holding Company by Metropolitan Life, Metropolitan Property and Casualty Insurance Company and Metropolitan Tower Life Insurance Company in 2005, without prior regulatory approval, is $880 million, $187 million and $119 million, respectively.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At December 31, 2004 and 2003, the Holding Company had $2,090 million and $1,302 million in liquid assets, respectively.

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

     At December 31, 2004, the Holding Company had no short-term debt outstanding as compared to $106 million at December 31, 2003. At December 31, 2004 and 2003, the Holding Company had $5.7 billion and $4.0 billion in long-term debt outstanding, respectively.

     As of December 31, 2004, the Holding Company has issued an aggregate principal amount of senior debt of $1.2 billion under the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004. The shelf registration will permit the registration and issuance of a wide range of debt and equity securities. Approximately $44 million of registered but unissued securities remaining from the Company's 2001 $4.0 billion shelf registration statement was carried over to this shelf registration. The Holding Company issued senior debt in the aggregate principal amount of $2.95 billion under the 2001 $4.0 billion shelf registration statement from November 2001 through November 2003. In addition, under this shelf registration statement, in February 2003, the Holding Company remarketed debentures in the aggregate principal amount of $1.01 billion in accordance with the terms of the then-outstanding equity security units.

     On December 9, 2004, the Holding Company issued 350 million pounds sterling aggregate principal amount of 5.375% senior notes due December 9, 2024. The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended. Up to 35 million pounds sterling, or $66.8 million (translated from pounds sterling to U.S. dollars using the noon buying rate for pound sterling on November 30, 2004 as announced by the U.S. Federal Reserve Bank of New York) of the senior notes initially offered and sold outside the United States may be resold in the United States pursuant to the Company's shelf registration statement.

     The following table summarizes the Holding Company's senior debt issuances:

                                                                            INTEREST
ISSUE DATE                                                PRINCIPAL           RATE     MATURITY
----------                                          ---------------------   --------   --------
                                                    (DOLLARS IN MILLIONS)
December 2004(1)..................................          $671             5.38%       2024
June 2004(2)......................................          $350             5.50%       2014
June 2004(2)......................................          $750             6.38%       2034
November 2003.....................................          $500             5.00%       2013
November 2003.....................................          $200             5.88%       2033
December 2002.....................................          $400             5.38%       2012
December 2002.....................................          $600             6.50%       2032
November 2001.....................................          $500             5.25%       2006
November 2001.....................................          $750             6.13%       2011

---------------

(1) This amount represents the translation of 350 million pounds sterling into U.S. Dollars using the noon buying rate on December 31, 2004 of 1.916 as announced by the U.S. Federal Reserve Bank of New York.

(2) On July 23, 2004, the Holding Company reopened its June 3, 2004 senior notes offering and increased the principal outstanding on the 5.50% notes due June 2014, from $200 million to $350 million and on the 6.38% notes due June 2034, from $400 million to $750 million.

(3) This table excludes the remarketed debentures of $1.01 billion and any premium or discount on the senior debt issuances.

     Other sources of the Holding Company's liquidity include programs for short- and long-term borrowing, as needed, arranged through Metropolitan Life.

     Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2005 and $1.5 billion expiring in 2009) which it shares with Metropolitan Life and MetLife Funding. Borrowings under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At December 31, 2004, none of the Holding Company, Metropolitan Life or MetLife Funding had borrowed against these credit facilities.

     LIQUIDITY USES

     The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common stock, capital contributions to subsidiaries, payment of general operating expenses and the repurchase of the Holding Company's common stock.

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

     Capital Contributions to Subsidiaries. During the years ended December 31, 2004 and 2003, the Holding Company contributed an aggregate of $761 million and $239 million to various subsidiaries, respectively.

     Share Repurchase. On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the February 19, 2002 and March 28, 2001 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of approximately $300 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and is purchasing the shares in the open market over the next few months to return to the lenders. The Holding Company will either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. The final purchase price is expected to be determined in April 2005 and will be settled in either cash or Holding Company stock at the Holding Company's option. The Holding Company recorded the initial repurchase of shares as treasury stock and will record any amount paid or received as an adjustment to the cost of the treasury stock.

     The following table summarizes the 2004, 2003 and 2002 repurchase activity, which includes the accelerated share repurchase activity in the fourth quarter of 2004:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    2004          2003         2002
                                                 -----------   ----------   -----------
                                                         (DOLLARS IN MILLIONS)
Shares Repurchased.............................   26,373,952    2,997,200    15,244,492
Cost...........................................  $     1,000   $       97   $       471

     At December 31, 2004, the Holding Company had approximately $710 million remaining on its existing share repurchase program. As a result of the Holding Company's agreement to acquire Travelers from Citigroup, the Holding Company has suspended its share repurchase activity.

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

MetLife's ownership percentage of the outstanding shares of RGA common stock remains approximately 52% at December 31, 2004.

     Letters of Credit. At December 31, 2004 and 2003, the Holding Company had outstanding $369 million and $206 million, respectively, in the letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

     Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2004, the capital and surplus of each of these subsidiaries is in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

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

     Subsequent Events. On January 31, 2005, the Holding Company entered into an agreement to acquire all of the outstanding shares of capital stock of certain indirect subsidiaries of Citigroup Inc., including the majority of Travelers, and substantially all of Citigroup Inc.'s international insurance businesses for a purchase price of $11.5 billion, subject to adjustment as described in the acquisition agreement. As a condition to closing, Citigroup Inc. and the Holding Company will enter into ten-year agreements under which the Company will expand its distribution by making products available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. The transaction is expected to close in the summer of 2005. Approximately $1 billion to $3 billion of the purchase price will be paid in MetLife stock with the remainder paid in cash which will be financed through a combination of cash on hand, debt, mandatorily convertible securities and selected asset sales depending on market conditions, timing, valuation considerations and the relative attractiveness of funding alternatives.

     The Company has entered into brokerage agreements relating to the possible sale of two of its real estate investments, 200 Park Avenue and One Madison Avenue in New York City. The Company is also contemplating other asset sales, including selling some or all of its beneficially owned shares in RGA.

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company from January 1, 2001 through December 31, 2004 aggregated $20 million. The Company maintained a liability of $73 million at December 31, 2004 for future assessments in respect of currently impaired, insolvent or failed insurers.

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

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position Paper ("FSP") 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. If the repatriation provision is implemented by the Company, the impact on the Company's income tax expense and deferred income tax assets and liabilities would be immaterial.

     In December 2004, the FASB issued SFAS No. 153 Exchange of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on the Company's consolidated financial statements at the date of adoption.

     In December 2004, FASB revised SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123") to Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005. As all stock options currently accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"), which provides guidance on how to apply the fair value method of accounting for share-based payments. As permitted under SFAS 148, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r), and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005.

     In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the ultimate impact EITF 03-1 will have on its consolidated financial statements.

     In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two -- Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per share calculations or amounts.

     In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by Technical Practices Aids issued by the American Institute of Certified Public Accountants. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by

$27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. The application of SOP 03-1 decreased the Company's 2004 net income by $67 million, including the cumulative effect of adoption of a decrease in net income of $86 million as described above.

     In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments were effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements.

     In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 was effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. Effective July 1, 2004, the Company adopted FSP 106-2 prospectively and the postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost was reduced by $213 million and $17 million, for 2004, respectively.

     Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. The Company's application of Issue B36 increased (decreased) net income by $4 million and ($12) million, net of amortization of DAC and income taxes, for 2004 and 2003, respectively. The 2003 impact includes a decrease in net income of $26 million relating to the cumulative effect of a change in accounting from the adoption of the new guidance.

     Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its consolidated financial statements.

     During 2003, the Company adopted FASB ("FIN") Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"). Certain of the Company's investments in real estate joint ventures and other limited partnership interests meet the definition of a variable interest entity ("VIE") and have been consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or
(ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1,

2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non-SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As of March 31, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $78 million and $11 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and less than $1 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary. There was no impact to net income from the adoption of FIN 46.

     Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring ("EITF 94-3"). The Company's activities subject to this guidance in 2004 and 2003 were not significant.

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

     Effective January 1, 2002, the Company adopted SFAS No. 144. SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superseding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144: (i) broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); (ii) requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and (iii) retains the basic provisions of (a) APB 30 regarding the presentation of discontinued operations in the statements of income, (b) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (c) SFAS 121 relating to the measurement of long-lived assets classified as held-for-sale. Adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements other than the presentation as discontinued operations of net investment income and net investment gains related to operations of real estate on which the Company initiated disposition activities subsequent to January 1, 2002 and the classification of such real estate as held-for-sale on the consolidated balance sheets.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). SFAS 142 eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. There was no impairment of identified intangibles or significant reclassifications between goodwill and other intangible assets at January 1, 2002. Amortization of other intangible assets was not material for the years ended December 31, 2004, 2003 and 2002.

INVESTMENTS

     The Company's primary investment objective is to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Company is exposed to three primary sources of investment risk:

     - Credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

     - Interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates; and

     - Market valuation risk.

     The Company manages risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk and market valuation risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and valuation risk through geographic, property type and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies, product design, such as the use of market value adjustment features and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments.

  COMPOSITION OF PORTFOLIO AND INVESTMENT RESULTS

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the years ended December 31, 2004, 2003 and 2002. The decline in annualized yields is due primarily to the decline in interest rates during these periods.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
FIXED MATURITIES
Yield(2).............................................      6.55%      6.89%      7.46%
Investment income....................................  $  9,042   $  8,502   $  8,076
Net investment gains (losses)........................  $     71   $   (398)  $   (917)
Ending assets........................................  $176,763   $167,752   $140,288
MORTGAGE AND OTHER LOANS
Yield(2).............................................      6.86%      7.48%      7.84%
Investment income(3).................................  $  1,961   $  1,903   $  1,883
Net investment gains (losses)........................  $    (47)  $    (56)  $    (22)
Ending assets........................................  $ 32,406   $ 26,249   $ 25,086
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(2).............................................     11.64%     10.90%     11.48%
Investment income(5).................................  $    516   $    513   $    637
Net investment gains (losses)........................  $    162   $    440   $    576
Ending assets(6).....................................  $  4,329   $  4,680   $  4,637
POLICY LOANS
Yield(2).............................................      6.15%      6.40%      6.49%
Investment income....................................  $    541   $    554   $    543
Ending assets........................................  $  8,899   $  8,749   $  8,580
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP
  INTERESTS
Yield(2).............................................      9.90%      3.02%      2.66%
Investment income(5).................................  $    404   $    111   $     99
Net investment gains (losses)........................  $    208   $    (43)  $    222
Ending assets(6).....................................  $  5,144   $  4,198   $  4,096
CASH AND SHORT-TERM INVESTMENTS
Yield(2).............................................      2.99%      2.73%      4.17%
Investment income(5).................................  $    153   $    165   $    232
Net investment gains (losses)........................  $     (1)  $      1   $     --
Ending assets(6).....................................  $  6,802   $  5,559   $  4,244
OTHER INVESTED ASSETS(7)
Yield(2).............................................      6.38%      8.53%      8.82%
Investment income(5).................................  $    259   $    290   $    218
Net investment gains (losses)(8)(9)..................  $   (149)  $   (180)  $   (206)
Ending assets(6).....................................  $  4,946   $  4,645   $  3,727

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
TOTAL INVESTMENTS
Gross investment income yield(2).....................      6.67%      6.86%      7.40%
Investment fees and expenses yield...................     (0.14)%    (0.15)%    (0.15)%
                                                       --------   --------   --------
NET INVESTMENT INCOME YIELD..........................      6.53%      6.71%      7.25%
                                                       ========   ========   ========
Gross investment income..............................  $ 12,876   $ 12,038   $ 11,688
Investment fees and expenses.........................      (262)      (266)      (235)
                                                       --------   --------   --------
NET INVESTMENT INCOME(1)(4)(5)(7)(9).................  $ 12,614   $ 11,772   $ 11,453
                                                       ========   ========   ========
Ending assets(1).....................................  $239,289   $221,832   $190,658
                                                       ========   ========   ========
Net investment gains (losses)(1)(4)(7)(8)(9).........  $    244   $   (236)  $   (347)
                                                       ========   ========   ========

---------------

 (1) Included in ending assets, investment income and investment gains (losses) is $2,139 million, $86 million and $25 million, respectively, related to the consolidation of separate accounts under SOP 03-1 for the year ended December 31, 2004.

 (2) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

 (3) Investment income from mortgage and other loans includes prepayment fees.

 (4) Real estate and real estate joint venture income includes amounts classified as discontinued operations of $54 million, $93 million and $180 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net investment gains (losses) include $139 million, $420 million and $582 million of gains classified as discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively.

 (5) Included in investment income from real estate and real estate joint ventures, equity securities and other limited partnership interests, cash and short-term investments, other invested assets, and investment expenses and fees is a total of $65 million, $56 million and $59 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to discontinued operations pertaining to SSRM.

 (6) Included in ending assets for real estate and real estate joint ventures, equity securities and other limited partnership interests, cash and short-term investments and other invested assets is a total of $96 million, $49 million, $88 million and $20 million, respectively, pertaining to SSRM at December 31, 2004. Included in ending assets for real estate and real estate joint ventures, equity securities and other limited partnership interests, cash and short-term investments, and other invested assets is a total of $3 million, $14 million, $67 million and $8 million, respectively, pertaining to SSRM at December 31, 2003. Included in ending assets for real estate and real estate joint ventures, equity securities and other limited partnership interests, cash and short-term investments, and other invested assets is a total of $19 million, $7 million, $54 million and $5 million, respectively, pertaining to SSRM at December 31, 2002.

 (7) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $51 million, $84 million and $32 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are excluded from net investment gains (losses).

 (8) Included in net investment gains (losses) from other invested assets is $0 million, $10 million and $(4) million for the years ended December 31, 2004, 2003 and 2002, respectively, related to discontinued operations pertaining to SSRM.

 (9) Included in net investment gains (losses) from other invested assets for the year ended December 31, 2004, is a charge of $26 million related to a funds withheld reinsurance treaty that was converted to a coinsurance agreement. This amount is classified in net investment income in the consolidated statements of income.

  FIXED MATURITIES AND EQUITY SECURITIES

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 73.9% and 75.7% of total cash and invested assets at December 31, 2004 and 2003, respectively. Based on estimated fair value, public fixed maturities represented $154,456 million, or 87.4%, and $147,489 million, or 87.9%, of total fixed maturities at December 31, 2004 and 2003, respectively. Based on estimated fair value, private fixed maturities represented $22,307 million, or 12.6%, and $20,263 million, or 12.1%, of total fixed maturities at December 31, 2004 and 2003, respectively.

     In cases where quoted market prices are not available, fair values are estimated using present value or valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities.

     The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB--" or higher by Standard & Poor's ("S&P") by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                                   DECEMBER 31, 2004                DECEMBER 31, 2003
                                             ------------------------------   ------------------------------
                                              COST OR                          COST OR
NAIC               RATING AGENCY             AMORTIZED   ESTIMATED    % OF    AMORTIZED   ESTIMATED    % OF
RATING             DESIGNATION(1)              COST      FAIR VALUE   TOTAL     COST      FAIR VALUE   TOTAL
------             --------------            ---------   ----------   -----   ---------   ----------   -----
                                                                  (DOLLARS IN MILLIONS)
 1       Aaa/Aa/A..........................  $113,071     $118,779     67.2%  $106,779     $112,333     67.0%
 2       Baa...............................    42,165       45,311     25.6     39,006       42,057     25.0
 3       Ba................................     6,907        7,500      4.2      7,388        8,011      4.8
 4       B.................................     4,097        4,414      2.5      3,578        3,814      2.3
 5       Caa and lower.....................       329          366      0.2        630          629      0.4
 6       In or near default................       101           90      0.1        341          371      0.2
                                             --------     --------    -----   --------     --------    -----
         Subtotal..........................   166,670      176,460     99.8    157,722      167,215     99.7
         Redeemable preferred stock........       326          303      0.2        611          537      0.3
                                             --------     --------    -----   --------     --------    -----
         Total fixed maturities............  $166,996     $176,763    100.0%  $158,333     $167,752    100.0%
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

     The following table shows the amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                               DECEMBER 31, 2004        DECEMBER 31, 2003
                                             ----------------------   ----------------------
                                              COST OR                  COST OR
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                          (DOLLARS IN MILLIONS)
Due in one year or less....................  $  6,751     $  6,845    $  5,381     $  5,542
Due after one year through five years......    29,850       31,168      30,893       32,431
Due after five years through ten years.....    33,543       36,008      29,342       31,830
Due after ten years........................    41,960       46,832      39,011       43,064
                                             --------     --------    --------     --------
     Subtotal..............................   112,104      120,853     104,627      112,867
Mortgage-backed, commercial mortgage-backed
  and other asset-backed securities........    54,566       55,607      53,095       54,348
                                             --------     --------    --------     --------
     Subtotal..............................   166,670      176,460     157,722      167,215
Redeemable preferred stock.................       326          303         611          537
                                             --------     --------    --------     --------
     Total fixed maturities................  $166,996     $176,763    $158,333     $167,752
                                             ========     ========    ========     ========

     Bonds not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, as well as the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                          DECEMBER 31, 2004
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                        (DOLLARS IN MILLIONS)
U.S. treasury/agency securities.........  $ 16,534    $ 1,314    $ 22     $ 17,826     10.1%
State and political subdivision
  securities............................     3,683        220       4        3,899      2.2
U.S. corporate securities...............    58,022      3,870     172       61,720     34.9
Foreign government securities...........     7,637        974      26        8,585      4.9
Foreign corporate securities............    25,341      2,582      85       27,838     15.7
Residential mortgage-backed
  securities............................    31,683        612      65       32,230     18.2
Commercial mortgage-backed securities...    12,099        440      38       12,501      7.1
Asset-backed securities.................    10,784        125      33       10,876      6.1
Other fixed maturity securities.........       887        131      33          985      0.6
                                          --------    -------    ----     --------    -----
     Total bonds........................   166,670     10,268     478      176,460     99.8
Redeemable preferred stocks.............       326         --      23          303      0.2
                                          --------    -------    ----     --------    -----
     Total fixed maturities.............  $166,996    $10,268    $501     $176,763    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,412    $   244    $  5     $  1,651     75.5%
Nonredeemable preferred stocks..........       501         39       3          537     24.5
                                          --------    -------    ----     --------    -----
     Total equity securities(1).........  $  1,913    $   283    $  8     $  2,188    100.0%
                                          ========    =======    ====     ========    =====

                                                          DECEMBER 31, 2003
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                        (DOLLARS IN MILLIONS)
U.S. treasury/agency securities.........  $ 14,707    $ 1,264    $ 26     $ 15,945      9.5%
State and political subdivision
  securities............................     3,155        209      15        3,349      2.0
U.S. corporate securities...............    56,757      3,886     252       60,391     36.0
Foreign government securities...........     7,789      1,003      28        8,764      5.2
Foreign corporate securities............    21,727      2,194      79       23,842     14.2
Residential mortgage-backed
  securities............................    30,836        720     102       31,454     18.8
Commercial mortgage-backed securities...    10,523        530      22       11,031      6.6
Asset-backed securities.................    11,736        187      60       11,863      7.1
Other fixed maturity securities.........       492        167      83          576      0.3
                                          --------    -------    ----     --------    -----
     Total bonds........................   157,722     10,160     667      167,215     99.7
Redeemable preferred stocks.............       611          2      76          537      0.3
                                          --------    -------    ----     --------    -----
     Total fixed maturities.............  $158,333    $10,162    $743     $167,752    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $    613    $   327    $  2     $    938     59.2%
Nonredeemable preferred stocks..........       602         48       4          646     40.8
                                          --------    -------    ----     --------    -----
     Total equity securities(1).........  $  1,215    $   375    $  6     $  1,584    100.0%
                                          ========    =======    ====     ========    =====

---------------

(1) Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $332 million and $432 million at December 31, 2004 and 2003, respectively.

     Fixed Maturity and Equity Security Impairment. The Company classifies all of its fixed maturities and equity securities as available-for-sale and marks them to market through other comprehensive income, except for non-marketable private equities, which are generally carried at cost. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described in "Summary of Critical Accounting Estimates -- Investments," about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

     The Company's review of its fixed maturities and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $102 million, $355 million and $1,375 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's three largest impairments totaled $53 million, $125 million and $352 million for the years ended December 31, 2004, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the years ended December 31, 2004, 2003 and 2002, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $29,939 million, $21,984 million and $10,128 million, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $516 million, $500 million and $979 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The following table presents the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                       DECEMBER 31, 2004
                                  ------------------------------------------------------------
                                       COST OR          GROSS UNREALIZED        NUMBER OF
                                    AMORTIZED COST           LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                                     (DOLLARS IN MILLIONS)
Less than six months............   $27,178     $ 79      $246       $18       3,188      117
Six months or greater but less
  than nine months..............     8,477        9       111         2         687        5
Nine months or greater but less
  than twelve months............     1,595       19        33         4         206        5
Twelve months or greater........     2,798       19        80        15         395        7
                                   -------     ----      ----       ---       -----      ---
     Total......................   $40,048     $126      $470       $39       4,476      134
                                   =======     ====      ====       ===       =====      ===

     The gross unrealized loss related to the Company's fixed maturities and equity securities at December 31, 2004 was $509 million. These securities are concentrated by sector in United States corporates (34%); foreign corporates (17%); and residential mortgage-backed (13%); and are concentrated by industry in mortgage-backed (20%); finance (10%); and services (10%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 4% of the $39,665 million fair value and 12% of the $509 million gross unrealized loss.

     The Company did not hold any single fixed maturity or equity security with a gross unrealized loss at December 31, 2004 greater than $10 million.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

                                                   DECEMBER 31, 2004    DECEMBER 31, 2003
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Industrial.......................................   $35,785      39.9%   $34,474      40.9%
Utility..........................................    10,800      12.1      9,955      11.8
Finance..........................................    14,481      16.2     14,287      17.0
Foreign(1).......................................    27,838      31.1     23,842      28.3
Other............................................       654       0.7      1,675       2.0
                                                    -------     -----    -------     -----
     Total.......................................   $89,558     100.0%   $84,233     100.0%
                                                    =======     =====    =======     =====

---------------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

     The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At December 31, 2004 and 2003, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,967 million and $4,683 million, respectively, both of which was less than 3% of the Company's total invested assets at such date. The exposure to the largest single issuer of corporate fixed maturities held at December 31, 2004 and 2003 was $631 million and $618 million, respectively.

     The Company has hedged all of its material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

     Structured Securities. The following table shows the types of structured securities the Company held at:

                                                   DECEMBER 31, 2004    DECEMBER 31, 2003
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Residential mortgage-backed securities:
  Pass-through securities........................   $12,478      22.4%   $15,427      28.4%
  Collateralized mortgage obligations............    19,752      35.5     16,027      29.5
                                                    -------     -----    -------     -----
     Total residential mortgage-backed
       securities................................    32,230      57.9     31,454      57.9
Commercial mortgage-backed securities............    12,501      22.5     11,031      20.3
Asset-backed securities..........................    10,876      19.6     11,863      21.8
                                                    -------     -----    -------     -----
     Total.......................................   $55,607     100.0%   $54,348     100.0%
                                                    =======     =====    =======     =====

     The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At December 31, 2004 and 2003, $31,768 million and $31,210 million, respectively, or 98.6% and 99.2%, respectively, of the residential mortgage-backed securities were rated Aaa/ AAA by Moody's or S&P.

     At December 31, 2004 and 2003, $8,750 million and $6,992 million, respectively, or 70.0% and 63.4%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     The Company's asset-backed securities are diversified both by sector and by issuer. Credit card and home equity loan securitizations, accounting for about 26% and 32% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. Approximately $6,775 million and $7,528 million, or 62.3% and 63.5%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at December 31, 2004 and 2003, respectively.

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

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote SPE and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method. The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities. Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance.

     The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FIN 46(r). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance. These beneficial interests are generally structured notes, which are included in fixed maturities, and their income is recognized using the retrospective interest method or the level yield method, as appropriate. Impairments of these beneficial interests are included in net investment gains (losses).

     The Company has sponsored four securitizations with a total of approximately $1,341 million and $1,431 million in financial assets as of December 31, 2004 and 2003, respectively. The Company's beneficial interests in these SPEs as of December 31, 2004 and 2003 and the related investment income for the years ended December 31, 2004, 2003 and 2002 were insignificant.

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $666 million and $880 million at December 31, 2004 and 2003, respectively. The related net investment income recognized was $45 million, $78 million and $1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  MORTGAGE AND OTHER LOANS

     The Company's mortgage and other loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and other loans comprised 13.6% and 11.8% of the Company's total cash and invested assets at December 31, 2004 and 2003, respectively. The carrying value of mortgage and other loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage and other loans by type at:

                                                     DECEMBER 31, 2004    DECEMBER 31, 2003
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                              (DOLLARS IN MILLIONS)
Commercial mortgage loans..........................   $24,990     77.1%    $20,300     77.3%
Agricultural mortgage loans........................     5,907     18.2       5,327     20.3
Other loans........................................     1,509      4.7         622      2.4
                                                      -------    -----     -------    -----
     Total.........................................   $32,406    100.0%    $26,249    100.0%
                                                      =======    =====     =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                     DECEMBER 31, 2004    DECEMBER 31, 2003
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                              (DOLLARS IN MILLIONS)
REGION
South Atlantic.....................................   $ 5,696     22.8%    $ 4,978     24.5%
Pacific............................................     6,075     24.3       5,005     24.7
Middle Atlantic....................................     4,057     16.2       3,455     17.0
East North Central.................................     2,550     10.2       1,821      9.0
New England........................................     1,412      5.6       1,278      6.3
West South Central.................................     2,024      8.1       1,370      6.8
Mountain...........................................       778      3.1         740      3.6
West North Central.................................       667      2.7         619      3.0
International......................................     1,364      5.5         836      4.1
East South Central.................................       268      1.1         198      1.0
Other..............................................        99      0.4          --       --
                                                      -------    -----     -------    -----
     Total.........................................   $24,990    100.0%    $20,300    100.0%
                                                      =======    =====     =======    =====
PROPERTY TYPE
Office.............................................   $11,500     46.0%    $ 9,170     45.2%
Retail.............................................     5,698     22.8       5,006     24.7
Apartments.........................................     3,264     13.1       2,832     13.9
Industrial.........................................     2,499     10.0       1,911      9.4
Hotel..............................................     1,245      5.0       1,032      5.1
Other..............................................       784      3.1         349      1.7
                                                      -------    -----     -------    -----
     Total.........................................   $24,990    100.0%    $20,300    100.0%
                                                      =======    =====     =======    =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                     DECEMBER 31, 2004    DECEMBER 31, 2003
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                              (DOLLARS IN MILLIONS)
Due in one year or less............................   $   939      3.7%    $   708      3.5%
Due after one year through two years...............     1,800      7.2       1,065      5.2
Due after two years through three years............     2,372      9.5       2,020     10.0
Due after three years through four years...........     2,943     11.8       2,362     11.6
Due after four years through five years............     4,578     18.3       3,157     15.6
Due after five years...............................    12,358     49.5      10,988     54.1
                                                      -------    -----     -------    -----
     Total.........................................   $24,990    100.0%    $20,300    100.0%
                                                      =======    =====     =======    =====

     Restructured, Potentially Delinquent, Delinquent or Under Foreclosure. The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

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

     The Company records valuation allowances for loans that it deems impaired. The Company's valuation allowances are established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Such valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the value of the loan's collateral or the loan's market value if the loan is being sold. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                          DECEMBER 31, 2004                           DECEMBER 31, 2003
                              -----------------------------------------   -----------------------------------------
                                                                % OF                                        % OF
                              AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                               COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                              ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Performing..................   $25,077     99.8%    $128         0.5%      $20,315     99.5%    $ 95         0.5%
Restructured................        55      0.2       18        32.7%           77      0.4       23        29.9%
Potentially delinquent......         7       --        3        42.9%           30      0.1        4        13.3%
Delinquent or under
  foreclosure...............        --       --       --                        --       --       --
                               -------    -----     ----                   -------    -----     ----
    Total...................   $25,139    100.0%    $149         0.6%      $20,422    100.0%    $122         0.6%
                               =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004      2003      2002
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $122      $119      $134
Additions...................................................     53        51        38
Deductions..................................................    (26)      (48)      (53)
                                                               ----      ----      ----
Balance, end of year........................................   $149      $122      $119
                                                               ====      ====      ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

     Approximately 69% of the $5,907 million of agricultural mortgage loans outstanding at December 31, 2004 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                          DECEMBER 31, 2004                           DECEMBER 31, 2003
                              -----------------------------------------   -----------------------------------------
                                                                % OF                                        % OF
                              AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                               COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                              ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Performing..................   $5,803      98.1%    $   4        0.1%      $5,162      96.7%    $  --        0.0%
Restructured................       67       1.1        --        0.0%         111       2.1         1        0.9%
Potentially delinquent......        4       0.1         1       25.0%          24       0.5         3       12.5%
Delinquent or under
  foreclosure...............       40       0.7         2        5.0%          36       0.7         2        5.6%
                               ------     -----     -----                  ------     -----     -----
    Total...................   $5,914     100.0%    $   7        0.1%      $5,333     100.0%    $   6        0.1%
                               ======     =====     =====                  ======     =====     =====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $ 6      $ 6      $ 9
Additions...................................................     5        1        3
Deductions..................................................    (4)      (1)      (6)
                                                               ---      ---      ---
Balance, end of year........................................   $ 7      $ 6      $ 6
                                                               ===      ===      ===

     Other Loans.  Other loans consist of residential mortgages and auto loans.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial properties located primarily throughout the United States. At December 31, 2004 and 2003, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,233 million and $4,677 million, respectively, or 1.8%, and 2.1% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                      DECEMBER 31, 2004    DECEMBER 31, 2003
                                                      ------------------   ------------------
                                                      CARRYING     % OF    CARRYING     % OF
                                                        VALUE     TOTAL      VALUE     TOTAL
                                                      ---------   ------   ---------   ------
                        TYPE                                   (DOLLARS IN MILLIONS)
Real estate held-for-investment.....................   $3,592      84.9%    $3,193      68.2%
Real estate joint ventures held-for-investment......      386       9.1        312       6.7
Foreclosed real estate held-for-investment..........        3       0.1          2       0.1
                                                       ------     -----     ------     -----
                                                        3,981      94.1      3,507      75.0
                                                       ------     -----     ------     -----
Real estate held-for-sale...........................      251       5.9      1,169      25.0
Foreclosed real estate held-for-sale................        1        --          1        --
                                                       ------     -----     ------     -----
                                                          252       5.9      1,170      25.0
                                                       ------     -----     ------     -----
Total real estate, real estate joint ventures and
  real estate held-for-sale.........................   $4,233     100.0%    $4,677     100.0%
                                                       ======     =====     ======     =====

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $252 million and $1,170 million at December 31, 2004 and 2003, respectively, are net of valuation allowances of $4 million and $12 million, respectively, and net of prior year impairments of $6 million and $151 million at December 31, 2004 and 2003, respectively.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER LIMITED PARTNERSHIP INTERESTS

     The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $2,907 million and $2,600 million at December 31, 2004 and 2003, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in other limited partnerships represented 1.2% of cash and invested assets at both December 31, 2004 and 2003.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3.9 billion at both December 31, 2004 and 2003. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also include the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.1% of cash and invested assets at both December 31, 2004 and 2003.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivatives, including swaps, forwards, future and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments.

     The table below provides a summary of the notional amount and current market or fair value of derivative financial instruments held at:

                                             DECEMBER 31, 2004                 DECEMBER 31, 2003
                                      -------------------------------   -------------------------------
                                                  CURRENT MARKET OR                 CURRENT MARKET OR
                                                      FAIR VALUE                        FAIR VALUE
                                      NOTIONAL   --------------------   NOTIONAL   --------------------
                                       AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                      --------   ------   -----------   --------   ------   -----------
                                                            (DOLLARS IN MILLIONS)
Interest rate swaps.................  $12,681     $284      $   22      $ 9,944     $189       $ 36
Interest rate floors................    3,325       38          --          325        5         --
Interest rate caps..................    7,045       12          --        9,345       29         --
Financial futures...................      611       --          13        1,348        8         30
Foreign currency swaps..............    8,214      150       1,302        4,710        9        796
Foreign currency forwards...........    1,013        5          57          695        5         32
Options.............................      825       37           7        6,065        7         --
Financial forwards..................      326       --          --        1,310        2          3
Credit default swaps................    1,897       11           5          615        2          1
Synthetic GICs......................    5,869       --          --        5,177       --         --
Other...............................      450        1           1           --       --         --
                                      -------     ----      ------      -------     ----       ----
  Total.............................  $42,256     $538      $1,407      $39,534     $256       $898
                                      =======     ====      ======      =======     ====       ====

  VARIABLE INTEREST ENTITIES

     The Company has adopted the provisions of FIN 46 and FIN 46(r). See
"-- Application of Recent Accounting Pronouncements." The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's consolidated financial statements at December 31, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                             DECEMBER 31, 2004
                                             -------------------------------------------------
                                               PRIMARY BENEFICIARY     NOT PRIMARY BENEFICIARY
                                             -----------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                               TOTAL     EXPOSURE TO     TOTAL     EXPOSURE TO
                                             ASSETS(1)     LOSS(2)     ASSETS(1)     LOSS(2)
                                             ---------   -----------   ---------   -----------
                                                           (DOLLARS IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations..........    $ --         $ --        $1,418        $  3
Real estate joint ventures(3)..............      15           13           132          --
Other limited partnerships(4)..............     249          191           914         146
Other structured investments(5)............      --           --           856         103
                                               ----         ----        ------        ----
  Total....................................    $264         $204        $3,320        $252
                                               ====         ====        ======        ====

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at December 31, 2004. The assets of the real estate joint ventures, other limited partnerships and other structured investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other structured investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

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

(5) Other structured investments include an offering of a collateralized fund of funds based on the securitization of a pool of private equity funds.

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $26,564 million and $25,121 million and an estimated fair value of $27,974 million and $26,387 million were on loan under the program at December 31, 2004 and 2003, respectively. The Company was liable for cash collateral under its control of $28,678 million and $27,083 million at December 31, 2004 and 2003, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

  SEPARATE ACCOUNTS

     The Company had $86.8 billion and $75.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of December 31, 2004 and 2003, respectively. The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income. In connection with the adoption of SOP 03-1, separate account assets with a fair value of $1.7 billion were reclassified to general account investments with a corresponding transfer of separate account liabilities to future policy benefits and policyholder account balances. See "-- Application of Recent Accounting Pronouncements."

     The Company's revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company's general account assets, liabilities, revenues and expenses.

OFF-BALANCE SHEET ARRANGEMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were approximately $1,324 million and $1,380 million at December 31, 2004 and 2003, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1,189 million and $679 million, respectively, at December 31, 2004 and 2003.

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

     During the year ended December 31, 2004, the Company recorded liabilities of $10 million with respect to indemnities provided in certain dispositions. The approximate term for these liabilities ranges from 12 to 18 months. The maximum potential amount of future payments that MetLife could be required to pay is $73 million. Due to the uncertainty in assessing changes to the liabilities over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The fair value of the remaining indemnities, guarantees and commitments entered into during 2004 was insignificant and thus, no liabilities were recorded. The Company's recorded liability at December 31, 2004 and 2003 for indemnities, guarantees and commitments, excluding amounts recorded during 2004 as described in the preceding sentences, is insignificant.

  ACCELERATED SHARE REPURCHASE

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of approximately $300 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and is purchasing the shares in the open market over the next few months to return to the lenders. The Holding Company will either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. The final purchase price is expected to be determined in April 2005, and will be settled in either cash or Holding Company stock at the Holding Company's option. The Holding Company recorded the initial repurchase of shares as treasury stock and will record any amount paid or received as an adjustment to the cost of the treasury stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company must effectively manage, measure and monitor the market risk associated with its invested assets and interest rate sensitive insurance contracts. It has developed an integrated process for managing risk, which it conducts through its Corporate Risk Management Department, Asset/Liability Management Committees ("A/LM Committees") and additional specialists at the business segment level. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

MARKET RISK EXPOSURES

     The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

     Interest rates. The Company's exposure to interest rate changes results from its significant holdings of fixed maturities, as well as its interest rate sensitive liabilities. The fixed maturities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include guaranteed interest contracts and fixed annuities, which have the same type of interest rate exposure (medium- and long-term treasury rates) as the fixed maturities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate volatility. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company's products in order to better match the duration of the assets and the liabilities they support.

     Equity prices. The Company's investments in equity securities expose it to changes in equity prices, as do certain liabilities which involve long term guarantees on equity performance. It manages this risk on an integrated basis with other risks through its asset/liability management strategies. The Company also manages equity price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

     Foreign currency exchange rates. The Company's exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities, equity securities and liabilities, as well as through its investments in foreign subsidiaries. The principal currencies which create foreign currency exchange rate risk in the Company's investment portfolios are the Euro, Canadian dollars and British pounds. The Company mitigates the majority of its fixed maturities' foreign currency exchange rate risk through the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Mexican peso, South Korean won, Chilean peso and Taiwanese dollar. The Company has matched substantially all of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to currency exchange rate fluctuation. In some countries, local surplus is held entirely or in part in U.S. dollar assets which further minimizes exposure to exchange rate fluctuation risk. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities.

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

     Asset/liability management. The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Business Finance Asset/Liability Management Unit, and the operating business segments under the supervision of the various product line specific A/LM Committees. The A/LM Committees' duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the A/LM Committees.

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

     To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of its securities investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Company's in-force business under various increasing and decreasing interest rate environments. New York State Department of Insurance regulations require that MetLife perform some of these analyses annually as part of MetLife's review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

     Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how the Company intends to set indeterminate policy elements such as interest credits or dividends. Each operating asset segment has a duration constraint based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products, the Company may support such liabilities with equity investments or curve mismatch strategies.

     Hedging activities. MetLife's risk management strategies incorporate the use of various interest rate derivatives to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of its liabilities to reduce interest rate risk. Such instruments include financial futures, financial forwards, interest rate and credit default swaps, caps, floors and options. MetLife also uses foreign currency swaps and foreign currency forwards to hedge its foreign currency denominated fixed income investments. In 2004, MetLife initiated a hedging strategy for certain equity price risks within its liabilities using equity futures and options.

     Economic Capital. Beginning in 2003, the Company changed its methodology of allocating capital to its business segments from Risk-Based Capital ("RBC") to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on RBC, an internally developed formula based on applying a multiple to the NAIC Statutory Risk-Based Capital and included certain adjustments in accordance with GAAP. Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

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

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2004 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and foreign currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio.

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

     - for derivatives which qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at December 31, 2004. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at December 31, 2004 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, all of which is non-trading, as of the period indicated was:

                                                                DECEMBER 31, 2004
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Interest rate risk..........................................         $3,650
Equity price risk...........................................         $  167
Foreign currency exchange rate risk.........................         $  601

     The table below provides additional detail regarding the potential loss in fair value of the Company's interest sensitive financial instruments at December 31, 2004 by type of asset or liability.

                                                             AS OF DECEMBER 31, 2004
                                                       ------------------------------------
                                                                                ASSUMING A
                                                                               10% INCREASE
                                                       NOTIONAL                IN THE YIELD
                                                        AMOUNT    FAIR VALUE      CURVE
                                                       --------   ----------   ------------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Fixed maturities.....................................  $    --     $176,763      $(3,651)
Mortgage loans on real estate........................       --       33,902         (534)
Equity securities....................................       --        2,188           --
Short-term investments...............................       --        2,663            6
Cash and cash equivalents............................       --        4,051           --
Policy loans.........................................       --        8,899         (290)
Mortgage loan commitments............................    1,189            4           (5)
                                                                                 -------
     Total assets....................................                            $(4,474)


LIABILITIES
Policyholder account balances........................  $    --     $ 69,688      $   450
Short-term debt......................................       --        1,445           --
Long-term debt.......................................       --        7,818          264
Shares subject to mandatory redemption...............  $    --     $    365      $     1
Payable under securities loaned transactions.........       --       28,678           --
                                                                                 -------
     Total liabilities...............................                            $   715


OTHER
Derivative instruments (designated hedges or
  otherwise)
  Swaps..............................................  $22,792     $   (884)     $    95
  Futures............................................      611          (13)           8
  Forwards...........................................    1,339          (52)          --
  Options............................................   17,514           80            6
                                                                                 -------
     Total other.....................................                            $   109
                                                                                 -------
NET CHANGE...........................................                            $(3,650)
                                                                                 =======

     In addition to the analysis discussed above, the Company also performs an analysis of the sensitivity of its insurance and interest sensitive liabilities to changes in interest rates as a part of its asset liability management program. As of December 31, 2004, a hypothetical instantaneous 10% decrease in interest rates applied to the Company's insurance and interest sensitive liabilities and their associated operating asset portfolios would reduce the fair value of equity by $227 million. Management does not expect that this sensitivity would produce a liquidity strain on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Reports of Independent Registered Public Accounting Firm....  F-1

Financial Statements as of December 31, 2004 and 2003 and
  for the years ended December 31, 2004, 2003 and 2002:
  Consolidated Balance Sheets...............................  F-4
  Consolidated Statements of Income.........................  F-5
  Consolidated Statements of Stockholders' Equity...........  F-6
  Consolidated Statements of Cash Flows.....................  F-7
  Notes to Consolidated Financial Statements................  F-9

Financial Statement Schedules as of December 31, 2004 and
  for the years ended December 31, 2004, 2003 and 2002:
  Schedule I -- Consolidated Summary of Investments -- Other
     Than Investments in Affiliates.........................  108
  Schedule II -- Condensed Financial Information of MetLife,
     Inc. (Registrant)......................................  109
  Schedule III -- Consolidated Supplementary Insurance
     Information............................................  112
  Schedule IV -- Consolidated Reinsurance...................  114

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MetLife, Inc.
New York, New York:

     We have audited management's assessment, included in management's annual report on internal control over financial reporting, as included in Item 9A. Controls and Procedures, that MetLife, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's change of its accounting method for certain non-traditional long duration contracts and separate accounts as required by new accounting guidance which became effective on January 1, 2004.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
March 4, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MetLife, Inc.
New York, New York:

     We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1, the Company changed its method of accounting for certain non-traditional long duration contracts and separate accounts, and for embedded derivatives in certain insurance products as required by new accounting guidance which became effective on January 1, 2004 and October 1, 2003, respectively, and recorded the impact as cumulative effects of changes in accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
March 4, 2005

                                 METLIFE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2004       2003
                                                              --------   --------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $166,996 and $158,333,
     respectively)..........................................  $176,763   $167,752
  Equity securities, at fair value (cost: $1,913 and $1,215,
     respectively)..........................................     2,188      1,584
  Mortgage and other loans..................................    32,406     26,249
  Policy loans..............................................     8,899      8,749
  Real estate and real estate joint ventures
     held-for-investment....................................     3,981      3,507
  Real estate held-for-sale.................................       252      1,170
  Other limited partnership interests.......................     2,907      2,600
  Short-term investments....................................     2,663      1,809
  Other invested assets.....................................     4,926      4,637
                                                              --------   --------
          Total investments.................................   234,985    218,057
Cash and cash equivalents...................................     4,051      3,683
Accrued investment income...................................     2,338      2,186
Premiums and other receivables..............................     6,696      7,024
Deferred policy acquisition costs...........................    14,336     12,943
Assets of subsidiaries held-for-sale........................       379        183
Other assets................................................     7,254      7,009
Separate account assets.....................................    86,769     75,756
                                                              --------   --------
          Total assets......................................  $356,808   $326,841
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................  $100,159   $ 94,148
  Policyholder account balances.............................    83,570     75,901
  Other policyholder funds..................................     6,984      6,343
  Policyholder dividends payable............................     1,071      1,049
  Policyholder dividend obligation..........................     2,243      2,130
  Short-term debt...........................................     1,445      3,642
  Long-term debt............................................     7,412      5,703
  Shares subject to mandatory redemption....................       278        277
  Liabilities of subsidiaries held-for-sale.................       240         70
  Current income taxes payable..............................       421        651
  Deferred income taxes payable.............................     2,473      2,397
  Payables under securities loaned transactions.............    28,678     27,083
  Other liabilities.........................................    12,241     10,542
  Separate account liabilities..............................    86,769     75,756
                                                              --------   --------
          Total liabilities.................................   333,984    305,692
                                                              --------   --------
Stockholders' Equity:
  Preferred stock, par value $0.01 per share; 200,000,000
     shares authorized; none issued.........................        --         --
  Common stock, par value $0.01 per share; 3,000,000,000
     shares authorized; 786,766,664 shares issued at
     December 31, 2004 and 2003; 732,487,999 shares
     outstanding at December 31, 2004 and 757,186,137 shares
     outstanding at December 31, 2003.......................         8          8
  Additional paid-in capital................................    15,037     14,991
  Retained earnings.........................................     6,608      4,193
  Treasury stock, at cost; 54,278,665 shares at December 31,
     2004 and 29,580,527 shares at December 31, 2003........    (1,785)      (835)
  Accumulated other comprehensive income....................     2,956      2,792
                                                              --------   --------
          Total stockholders' equity........................    22,824     21,149
                                                              --------   --------
          Total liabilities and stockholders' equity........  $356,808   $326,841
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               2004      2003      2002
                                                              -------   -------   -------
REVENUES
Premiums....................................................  $22,316   $20,673   $19,077
Universal life and investment-type product policy fees......    2,900     2,496     2,147
Net investment income.......................................   12,418    11,539    11,183
Other revenues..............................................    1,198     1,199     1,166
Net investment gains (losses)...............................      182      (582)     (892)
                                                              -------   -------   -------
          Total revenues....................................   39,014    35,325    32,681
                                                              -------   -------   -------
EXPENSES
Policyholder benefits and claims............................   22,662    20,665    19,373
Interest credited to policyholder account balances..........    2,998     3,035     2,950
Policyholder dividends......................................    1,814     1,975     1,942
Other expenses..............................................    7,761     7,091     6,813
                                                              -------   -------   -------
          Total expenses....................................   35,235    32,766    31,078
                                                              -------   -------   -------
Income from continuing operations before provision for
  income taxes..............................................    3,779     2,559     1,603
Provision for income taxes..................................    1,071       660       490
                                                              -------   -------   -------
Income from continuing operations...........................    2,708     1,899     1,113
Income from discontinued operations, net of income taxes....      136       344       492
                                                              -------   -------   -------
Income before cumulative effect of a change in accounting...    2,844     2,243     1,605
Cumulative effect of a change in accounting, net of income
  taxes.....................................................      (86)      (26)       --
                                                              -------   -------   -------
Net income..................................................  $ 2,758   $ 2,217   $ 1,605
                                                              =======   =======   =======
Income from continuing operations available to common
  shareholders per share
  Basic.....................................................  $  3.61   $  2.55   $  1.58
                                                              =======   =======   =======
  Diluted...................................................  $  3.59   $  2.51   $  1.53
                                                              =======   =======   =======
Net income available to common shareholders per share
  Basic.....................................................  $  3.68   $  2.98   $  2.28
                                                              =======   =======   =======
  Diluted...................................................  $  3.65   $  2.94   $  2.20
                                                              =======   =======   =======
Cash dividends per share....................................  $  0.46   $  0.23   $  0.21
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED OTHER COMPREHENSIVE
                                                                                            INCOME (LOSS)
                                                                              -----------------------------------------
                                                                                   NET           FOREIGN      MINIMUM
                                           ADDITIONAL              TREASURY     UNREALIZED      CURRENCY      PENSION
                                  COMMON    PAID-IN     RETAINED   STOCK AT     INVESTMENT     TRANSLATION   LIABILITY
                                  STOCK     CAPITAL     EARNINGS     COST     GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                  ------   ----------   --------   --------   --------------   -----------   ----------   -------
Balance at January 1, 2002......    $8      $14,966      $1,349    $(1,934)       $1,879          $(160)       $ (46)     $16,062
Treasury stock transactions,
  net...........................                  2                   (471)                                                  (469)
Dividends on common stock.......                           (147)                                                             (147)
Comprehensive income (loss):
  Net income....................                          1,605                                                             1,605
  Other comprehensive income
    (loss):
    Unrealized gains (losses) on
      derivative instruments,
      net of income taxes.......                                                     (60)                                     (60)
    Unrealized investment gains
      (losses), net of related
      offsets, reclassification
      adjustments and income
      taxes.....................                                                     463                                      463
    Foreign currency translation
      adjustments...............                                                                    (69)                      (69)
                                                                                                                          -------
    Other comprehensive income
      (loss)....................                                                                                              334
                                                                                                                          -------
  Comprehensive income (loss)...                                                                                            1,939
                                    --      -------      ------    -------        ------          -----        -----      -------
Balance at December 31, 2002....     8       14,968       2,807     (2,405)        2,282           (229)         (46)      17,385
Treasury stock transactions,
  net...........................                 20                    (92)                                                   (72)
Issuance of shares -- by
  subsidiary....................                 24                                                                            24
Dividends on common stock.......                           (175)                                                             (175)
Settlement of common stock
  purchase contracts............                           (656)     1,662                                                  1,006
Premium on conversion of
  company-obligated mandatorily
  redeemable securities of a
  subsidiary trust..............                (21)                                                                          (21)
Comprehensive income (loss):
  Net income....................                          2,217                                                             2,217
  Other comprehensive income
    (loss):
    Unrealized gains (losses) on
      derivative instruments,
      net of income taxes.......                                                    (250)                                    (250)
    Unrealized investment gains
      (losses), net of related
      offsets, reclassification
      adjustments and income
      taxes.....................                                                     940                                      940
    Foreign currency translation
      adjustments...............                                                                    177                       177
    Minimum pension liability
      adjustment................                                                                                 (82)         (82)
                                                                                                                          -------
    Other comprehensive income
      (loss)....................                                                                                              785
                                                                                                                          -------
  Comprehensive income (loss)...                                                                                            3,002
                                    --      -------      ------    -------        ------          -----        -----      -------
Balance at December 31, 2003....     8       14,991       4,193       (835)        2,972            (52)        (128)      21,149
Treasury stock transactions,
  net...........................                 46                   (950)                                                  (904)
Dividends on common stock.......                           (343)                                                             (343)
Comprehensive income (loss):
  Net income....................                          2,758                                                             2,758
  Other comprehensive income
    (loss):
    Unrealized gains (losses) on
      derivative instruments,
      net of income taxes.......                                                     (62)                                     (62)
    Unrealized investment gains
      (losses), net of related
      offsets, reclassification
      adjustments and income
      taxes.....................                                                      (6)                                      (6)
    Cumulative effect of a
      change in accounting, net
      of income taxes...........                                                      90                                       90
    Foreign currency translation
      adjustments...............                                                                    144                       144
    Minimum pension liability
      adjustment................                                                                                  (2)          (2)
                                                                                                                          -------
    Other comprehensive income
      (loss)....................                                                                                              164
                                                                                                                          -------
  Comprehensive income (loss)...                                                                                            2,922
                                    --      -------      ------    -------        ------          -----        -----      -------
Balance at December 31, 2004....    $8      $15,037      $6,608    $(1,785)       $2,994          $  92        $(130)     $22,824
                                    ==      =======      ======    =======        ======          =====        =====      =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                             (DOLLARS IN MILLIONS)

                                                                2004       2003        2002
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  2,758   $   2,217   $  1,605
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization expenses.................       441         478        498
     Amortization of premiums and accretion of discounts
       associated with investments, net.....................      (110)       (180)      (519)
     (Gains) losses from sales of investments and
       businesses, net......................................      (302)        152        317
     Interest credited to other policyholder account
       balances.............................................     2,998       3,035      2,950
     Universal life and investment-type product policy
       fees.................................................    (2,900)     (2,496)    (2,147)
     Change in premiums and other receivables...............        78        (334)      (473)
     Change in deferred policy acquisition costs, net.......    (1,331)     (1,332)      (741)
     Change in insurance-related liabilities................     5,330       4,687      3,104
     Change in income taxes payable.........................      (135)        241        479
     Change in other assets.................................      (178)       (374)    (1,071)
     Change in other liabilities............................     1,682       1,131        104
     Other, net.............................................      (265)       (195)        74
                                                              --------   ---------   --------
Net cash provided by operating activities...................     8,066       7,030      4,180
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities.......................................    87,451      76,200     64,602
     Equity securities......................................     1,686         612      2,703
     Mortgage and other loans...............................     3,954       3,483      2,638
     Real estate and real estate joint ventures.............     1,214         866        831
     Other limited partnership interests....................       799         331        213
  Purchases of:
     Fixed maturities.......................................   (94,275)   (101,532)   (85,155)
     Equity securities......................................    (2,178)       (232)    (1,260)
     Mortgage and other loans...............................    (9,931)     (4,975)    (3,206)
     Real estate and real estate joint ventures.............      (619)       (289)      (148)
     Other limited partnership interests....................      (894)       (643)      (516)
  Net change in short-term investments......................      (740)         98       (477)
  Purchase of businesses, net of cash received of $0, $27
     and $71, respectively..................................        (7)         18       (879)
  Proceeds from sales of businesses.........................        29           5         --
  Net change in payable under securities loaned
     transactions...........................................     1,595       9,221      5,201
  Net change in other invested assets.......................      (958)       (629)      (451)
  Other, net................................................      (141)       (222)      (309)
                                                              --------   ---------   --------
Net cash used in investing activities.......................  $(13,015)  $ (17,688)  $(16,213)
                                                              --------   ---------   --------

                See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                             (DOLLARS IN MILLIONS)

                                                                2004       2003        2002
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................  $ 36,416   $  37,023   $ 31,061
     Withdrawals............................................   (29,333)    (28,667)   (25,151)
  Net change in short-term debt.............................    (2,178)      2,481        806
  Long-term debt issued.....................................     1,825         934      1,008
  Long-term debt repaid.....................................      (119)       (763)      (211)
  Treasury stock acquired...................................    (1,000)        (97)      (471)
  Settlement of common stock purchase contracts.............        --       1,006         --
  Proceeds from offering of common stock by subsidiary,
     net....................................................        --         317         --
  Dividends on common stock.................................      (343)       (175)      (147)
  Stock options exercised...................................        51           1         --
  Other, net................................................         3           8        (12)
                                                              --------   ---------   --------
Net cash provided by financing activities...................     5,322      12,068      6,883
                                                              --------   ---------   --------
Change in cash and cash equivalents.........................       373       1,410     (5,150)
Cash and cash equivalents, beginning of year................     3,733       2,323      7,473
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  4,106   $   3,733   $  2,323
                                                              ========   =========   ========
Cash and cash equivalents, subsidiaries held-for-sale,
  beginning of year.........................................  $     50   $      54   $     50
                                                              ========   =========   ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END
  OF YEAR...................................................  $     55   $      50   $     54
                                                              ========   =========   ========
Cash and cash equivalents, from continuing operations,
  beginning of year.........................................  $  3,683   $   2,269   $  7,423
                                                              ========   =========   ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF YEAR...................................................  $  4,051   $   3,683   $  2,269
                                                              ========   =========   ========
Supplemental disclosures of cash flow information:
  Net cash paid during the year for:
     Interest...............................................  $    362   $     468   $    400
                                                              ========   =========   ========
     Income taxes...........................................  $    977   $     702   $    193
                                                              ========   =========   ========
  Non-cash transactions during the year:
     Purchase money mortgage on real estate sale............  $      2   $     196   $    954
                                                              ========   =========   ========
     MetLife Capital Trust I transactions...................  $     --   $   1,037   $     --
                                                              ========   =========   ========
     Real estate acquired in satisfaction of debt...........  $      7   $      14   $     30
                                                              ========   =========   ========
     Transfer from funds withheld at interest to fixed
       maturities...........................................  $    606   $      --   $     --
                                                              ========   =========   ========
     Contribution of equity securities to MetLife
       Foundation...........................................  $     50   $      --   $     --
                                                              ========   =========   ========
     Business acquisitions:
       Assets acquired......................................  $     20   $     153   $  2,701
       Cash paid............................................        (7)         (9)      (950)
                                                              --------   ---------   --------
       Liabilities assumed..................................  $     13   $     144   $  1,751
                                                              ========   =========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). MetLife is a leading provider of insurance and other financial services to individual and institutional customers. The Company offers life insurance, annuities, automobile and homeowner's insurance and retail banking services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions.

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

     The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than minor influence over the partnership's operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the partnership's operations.

     Minority interest related to consolidated entities included in other liabilities was $1,145 million and $950 million at December 31, 2004 and 2003, respectively.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2004 presentation.

  SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments;
(iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"); (vi) the liability for future policyholder benefits; (vii) the liability for litigation and regulatory matters; and (viii) accounting for reinsurance transactions and employee benefit plans. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from those estimates.

                                 METLIFE, INC.

  Investments

     The Company's principal investments are in fixed maturities, mortgage and other loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

  Derivatives

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

                                 METLIFE, INC.

  Deferred Policy Acquisition Costs

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of such costs is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC, including VOBA. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  Liability for Future Policy Benefits and Unpaid Claims and Claim Expenses

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation.

     The Company also establishes liabilities for unpaid claims and claim expenses for property and casualty claim insurance which represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon the Company's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

     Differences between actual experience and the assumptions used in pricing these policies and in the establishment of liabilities result in variances in profit and could result in losses. The effects of changes in such estimated reserves are included in the results of operations in the period in which the changes occur.

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

                                 METLIFE, INC.

  Litigation

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumptions used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. It is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  Employee Benefit Plans

     The Company sponsors pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

  SIGNIFICANT ACCOUNTING POLICIES

  Investments

     The Company's fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period that determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described in "Summary of Critical Accounting Estimates-Investments," about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

     The Company's review of its fixed maturities and equity securities for impairments also includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

                                 METLIFE, INC.

     Investment gains and losses on sales of securities are determined on a specific identification basis. All security transactions are recorded on a trade date basis. Amortization of premium and accretion of discount on fixed maturity securities is recorded using the effective interest method.

     Mortgage loans on real estate are stated at amortized cost, net of valuation allowances. Valuation allowances are recorded when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Such valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the value of the loan's collateral or the loan's market value if the loan is being sold. The Company also establishes allowances for loan loss when a loss contingency exists for pools of loans with similar characteristics based on property types and loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Changes in valuation allowances are included in net investment gains and losses. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan's contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on impaired loans are recorded as a reduction of the recorded investment.

     Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Once the Company identifies a property that is expected to be sold within one year and commences a firm plan for marketing the property, the Company, if applicable, classifies the property as held-for-sale and reports the related net investment income and any resulting investment gains and losses as discontinued operations. Real estate held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. Cost of real estate held-for-investment is adjusted for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Impaired real estate is written down to estimated fair value with the impairment loss being included in net investment gains and losses. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial and agricultural mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

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

                                 METLIFE, INC.

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method. The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities. Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance.

     The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company's exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities based on the framework provided in FIN 46(r). Prior to the adoption of FIN 46(r), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance. These beneficial interests are generally structured notes, which are included in fixed maturities, and their income is recognized using the retrospective interest method or the level yield method, as appropriate. Impairments of these beneficial interests are included in net investment gains (losses).

  Derivative Financial Instruments

     Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, or other financial indices. Derivatives may be exchange traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivatives as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. Freestanding derivatives are carried on the Company's consolidated balance sheet either as assets within Other invested assets or as liabilities within Other liabilities at fair value as determined by quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. If a derivative does not qualify for hedge accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, changes in the fair value of the derivative are reported in Net investment gains (losses), or in Interest credited to policyholder account balances for hedges of liabilities embedded in certain variable annuity products offered by the Company.

     To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the

                                 METLIFE, INC.

method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and throughout the life of the hedging relationship. The ineffective portion of the changes in fair value of the hedging instrument is recorded in Net investment gains (losses).

     Under a fair value hedge, changes in the fair value of the derivative, along with changes in the fair value of the hedged item related to the risk being hedged, are reported in Net investment gains (losses).

     In a cash flow hedge, changes in the fair value of the derivative are recorded in Other comprehensive income (loss), a separate component of shareholders' equity, and the deferred gains or losses on the derivative are reclassified into the income statement when the Company's earnings are affected by the variability in cash flows of the hedged item.

     In a hedge of a net investment in a foreign operation, changes in the fair value of the derivative are recorded in Other comprehensive income (loss).

     The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) the derivative is de-designated as a hedging instrument.

     When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in Net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its fair value due to hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. The changes in fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are amortized into income over the remaining life of the hedging instruments.

     When hedge accounting is discontinued because it is probable that the forecasted transactions will not occur by the end of the specified time period or the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in Net investment gains (losses). Any asset or liability associated with a recognized firm commitment is derecognized from the consolidated balance sheet, and recorded currently in Net investment gains (losses). Deferred gains and losses of a derivative recorded in Other comprehensive income (loss) pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in Net investment gains (losses).

     In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the consolidated balance sheet, with changes in its fair value recognized in the current period as Net investment gains (losses).

     The Company is also a party to financial instruments in which a derivative is "embedded." For each financial instrument in which a derivative is embedded, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to those of the host contract, and determines whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative, as defined in SFAS 133. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and

                                 METLIFE, INC.

changes in their fair value are reported currently in Net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value, with changes in fair value recognized in the current period in Net investment gains (losses).

  Cash and Cash Equivalents

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  Property, Equipment, Leasehold Improvements and Computer Software

     Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to ten years for leasehold improvements and three to five years for all other property and equipment. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $566 million and $530 million at December 31, 2004 and 2003, respectively. Related depreciation and amortization expense was $112 million, $117 million and $81 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. Accumulated amortization of capitalized software was $552 million and $434 million at December 31, 2004 and 2003, respectively. Related amortization expense was $139 million, $154 million and $154 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  Deferred Policy Acquisition Costs

     The costs of acquiring new and renewal insurance business that vary with, and are primarily related to, the production of that business are deferred. Such costs, which consist principally of commissions, agency and policy issue expenses, are amortized with interest over the expected life of the contract for participating traditional life, universal life and investment-type products. Generally, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges. Interest rates used to compute the present value of estimated gross margins and profits are based on rates in effect at the inception or acquisition of the contracts.

     Actual gross margins or profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. This practice assumes that the expectation for long-term equity investment appreciation is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. Management periodically updates these estimates and evaluates the recoverability of DAC. When appropriate, management revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

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

     VOBA, included as part of DAC, represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration in relation to the estimated gross profits or premiums from such policies and contracts.

  Sales Inducements

     The Company has two different types of sales inducements: (i) the policyholder receives a bonus whereby the policyholder's initial account balance is increased by an amount equal to a specified percentage of the customer's deposit and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.

  Goodwill

     The excess of cost over the fair value of net assets acquired ("goodwill") is included in other assets. On January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually to determine whether a writedown of the cost of the asset is required. Impairments are recognized in operating results when the carrying amount of goodwill exceeds its implied fair value. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over a period ranging from 10 to 30 years and impairments were recognized in operating results when permanent diminution in value was deemed to have occurred.

     Changes in net goodwill were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004      2003      2002
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $628      $750      $609
Acquisitions................................................      4         3       166
Impairment losses...........................................     --        --        (8)
Disposition and other.......................................      1      (125)      (17)
                                                               ----      ----      ----
Balance, end of year........................................   $633      $628      $750
                                                               ====      ====      ====

  Liability for Future Policy Benefits and Policyholder Account Balances

     Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 11%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts), (ii) the liability for terminal dividends, and (iii) premium deficiency reserves, which are established when the liabilities for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future policy benefits and expenses

                                 METLIFE, INC.

after DAC is written off. Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of (i) the present value of future benefit payments and related expenses less the present value of future net premiums and (ii) premium deficiency reserves. Assumptions as to mortality and persistency are based upon the Company's experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 5.0% to 6.5%.

     Participating business represented approximately 14% and 14% of the Company's life insurance in-force, and 56% and 57% of the number of life insurance policies in-force, at December 31, 2004 and 2003, respectively. Participating policies represented approximately 35% and 34%, 38% and 38%, and 39% and 41% of gross and net life insurance premiums for the years ended December 31, 2004, 2003 and 2002, respectively. The percentages indicated are calculated excluding the business of the Reinsurance segment.

     Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments and premium deficiency reserves. Interest rates used in establishing such liabilities range from 2% to 11%.

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

     Liabilities for unpaid claims and claim expenses for property and casualty insurance are included in future policyholder benefits and are estimated based upon the Company's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

     Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to the policy account values, which consist of an accumulation of gross premium payments plus credited interest, ranging from 1% to 13%, less expenses, mortality charges, and withdrawals.

     The Company issues fixed and floating rate obligations under its guaranteed investment contract ("GIC") program. During the years ended December 31, 2004, 2003 and 2002, the Company issued $3,941 million, $4,341 million and $500 million, respectively, in such obligations. There have been no repayments of any of the contracts. Accordingly, the GICs outstanding, which are included in policyholder account balances in the accompanying consolidated balance sheets, were $8,978 and $4,862, respectively, at December 31, 2004 and 2003. Interest credited on the contracts for the years ended December 31, 2004, 2003 and 2002 was $139 million, $56 million and $12 million, respectively.

     The Company establishes liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies. Annuity guaranteed death benefit liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor's 500

                                 METLIFE, INC.

Index ("S&P"). The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

     Guaranteed annuitization benefit liabilities are determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating such guaranteed annuitization benefit liabilities are consistent with those used for calculating the guaranteed death benefit liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates a percentage of the potential annuitizations that may be elected by the contractholder.

     Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities are consistent with those used for amortizing DAC. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

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

     Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.

     Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges and are recognized in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related policyholder account balances.

     Premiums related to property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums are included in other liabilities.

  Other Revenues

     Other revenues include advisory fees, broker/dealer commissions and fees, and administrative service fees. Such fees and commissions are recognized in the period in which services are performed. Other revenues also include changes in account value relating to corporate-owned life insurance ("COLI"). Under certain COLI contracts, if the Company reports certain unlikely adverse results in its consolidated financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.

                                 METLIFE, INC.

  Policyholder Dividends

     Policyholder dividends are approved annually by the insurance subsidiaries' boards of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management's judgment as to the appropriate level of statutory surplus to be retained by the insurance subsidiaries.

  Income Taxes

     The Holding Company and its includable life insurance and non-life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Non-includable subsidiaries file either separate tax returns or separate consolidated tax returns. The future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities. Valuation allowances are established when management assesses, based on available information, that it is more likely than not that deferred income tax assets will not be realized.

  Reinsurance

     The Company has reinsured certain of its life insurance and property and casualty insurance contracts with other insurance companies under various agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts due from reinsurers, for both short- and long-duration arrangements, are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reinsurance credits. DAC is reduced by amounts recovered under reinsurance contracts. Amounts received from reinsurers for policy administration are reported in other revenues.

     The Company assumes and retrocedes financial reinsurance contracts, which represent low mortality risk reinsurance treaties. These contracts are reported as deposits and are included in other assets. The amount of revenue reported on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement and is reported in other revenues.

  Separate Accounts

     Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Effective with the adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contact fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income. In connection with the adoption of SOP 03-1, separate account assets with a fair value of $1.7 billion were reclassified to general account investments with a corresponding

                                 METLIFE, INC.

transfer of separate account liabilities to future policy benefits and policyholder account balances. See "--Application of Recent Accounting Pronouncements."

     The Company's revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company's general account assets, liabilities, revenues and expenses.

  Stock-Based Compensation

     Effective January 1, 2003, the Company accounts for stock-based compensation plans using the prospective fair value accounting method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"). The fair value method requires compensation cost to be measured based on the fair value of the equity instrument at the grant or award date.

     Stock-based compensation grants prior to January 1, 2003 are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25").
Note 12 includes the pro forma disclosures required by SFAS No. 123, as amended. The intrinsic value method represents the quoted market price or fair value of the equity award at the measurement date less the amount, if any, the employee is required to pay.

     Stock-based compensation is accrued over the vesting period of the grant or award.

  Foreign Currency

     Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The local currencies of foreign operations are the functional currencies unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported in earnings in the respective financial statement lines to which they relate.

  Discontinued Operations

     The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

  Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of the assumed: (i) conversion of forward purchase contracts;
(ii) exercise of stock options, and (iii) issuance under deferred stock compensation using the treasury stock method. Under the treasury stock method, conversion of forward purchase contracts, exercise of the stock options and issuance under deferred stock compensation is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

                                 METLIFE, INC.

  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position Paper ("FSP") 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. If the repatriation provision is implemented by the Company, the impact on the Company's income tax expense and deferred income tax assets and liabilities would be immaterial.

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on the Company's consolidated financial statements at the date of adoption.

     In December 2004, FASB revised SFAS 123 to Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005. As all stock options currently accounted for under APB 25 will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's consolidated financial statements.

     Effective January 1, 2003, the Company adopted SFAS 148, which provides guidance on how to apply the fair value method of accounting for share-based payments. As permitted under SFAS 148, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r), and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005. See Note 12.

     In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the ultimate impact EITF 03-1 will have on its consolidated financial statements.

                                 METLIFE, INC.

     In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per share calculations or amounts.

     In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by Technical Practices Aids issued by the American Institute of Certified Public Accountants. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's consolidated financial statements. At adoption, the Company reclassified $155 million of ownership in its own separate accounts from other assets to fixed maturities, equity securities and cash and cash equivalents. This reclassification had no significant impact on net income or other comprehensive income at adoption. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. The application of SOP 03-1 decreased the Company's 2004 net income by $67 million, including the cumulative effect of adoption of a decrease in net income of $86 million as described above.

                                 METLIFE, INC.

     In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments were effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements.

     In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 was effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. Effective July 1, 2004, the Company adopted FSP 106-2 prospectively and the postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost was reduced by $213 million and $17 million, for 2004, respectively.

     Effective October 1, 2003, the Company adopted Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. The Company's application of Issue B36 increased (decreased) net income by $4 million and ($12) million, net of amortization of DAC and income taxes, for 2004 and 2003, respectively. The 2003 impact includes a decrease in net income of $26 million relating to the cumulative effect of a change in accounting from the adoption of the new guidance.

     Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its consolidated financial statements.

     During 2003, the Company adopted FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"). Certain of the Company's investments in real estate joint ventures and other limited partnership interests meet the definition of a VIE and have been consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the

                                 METLIFE, INC.

Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non-SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As of March 31, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $78 million and $11 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and less than $1 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary. There was no impact to net income from the adoption of FIN 46.

     Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements. See Note 10.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring ("EITF 94-3"). The Company's activities subject to this guidance in 2004 and 2003 were not significant.

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

                                 METLIFE, INC.

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

     Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS 142 eliminates the systematic amortization and establishes criteria for measuring the impairment of goodwill and certain other intangible assets by reporting unit. There was no impairment of identified intangibles or significant reclassifications between goodwill and other intangible assets at January 1, 2002. Amortization of other intangible assets was not material for the years ended December 31, 2004, 2003 and 2002.

2.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES

     Fixed maturities and equity securities at December 31, 2004 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   ----------------   ESTIMATED
                                                   COST        GAIN     LOSS    FAIR VALUE
                                                 ---------   --------   -----   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. treasury/agency securities...........  $ 16,534    $ 1,314    $ 22     $ 17,826
     State and political subdivision
       securities..............................     3,683        220       4        3,899
     U.S. corporate securities.................    58,022      3,870     172       61,720
     Foreign government securities.............     7,637        974      26        8,585
     Foreign corporate securities..............    25,341      2,582      85       27,838
     Residential mortgage-backed securities....    31,683        612      65       32,230
     Commercial mortgage-backed securities.....    12,099        440      38       12,501
     Asset-backed securities...................    10,784        125      33       10,876
     Other fixed maturity securities...........       887        131      33          985
                                                 --------    -------    ----     --------
          Total bonds..........................   166,670     10,268     478      176,460
     Redeemable preferred stocks...............       326         --      23          303
                                                 --------    -------    ----     --------
          Total fixed maturities...............  $166,996    $10,268    $501     $176,763
                                                 ========    =======    ====     ========
Equity Securities:
  Common stocks................................  $  1,412    $   244    $  5     $  1,651
  Nonredeemable preferred stocks...............       501         39       3          537
                                                 --------    -------    ----     --------
          Total equity securities..............  $  1,913    $   283    $  8     $  2,188
                                                 ========    =======    ====     ========

                                 METLIFE, INC.

     Fixed maturities and equity securities at December 31, 2003 were as follows:

                                                  COST OR    GROSS UNREALIZED
                                                 AMORTIZED   ----------------   ESTIMATED
                                                   COST        GAIN     LOSS    FAIR VALUE
                                                 ---------   --------   -----   ----------
                                                           (DOLLARS IN MILLIONS)
Fixed Maturities:
  Bonds:
     U.S. treasury/agency securities...........  $ 14,707    $ 1,264    $ 26     $ 15,945
     State and political subdivision
       securities..............................     3,155        209      15        3,349
     U.S. corporate securities.................    56,757      3,886     252       60,391
     Foreign government securities.............     7,789      1,003      28        8,764
     Foreign corporate securities..............    21,727      2,194      79       23,842
     Residential mortgage-backed securities....    30,836        720     102       31,454
     Commercial mortgage-backed securities.....    10,523        530      22       11,031
     Asset-backed securities...................    11,736        187      60       11,863
     Other fixed maturity securities...........       492        167      83          576
                                                 --------    -------    ----     --------
          Total bonds..........................   157,722     10,160     667      167,215
     Redeemable preferred stocks...............       611          2      76          537
                                                 --------    -------    ----     --------
          Total fixed maturities...............  $158,333    $10,162    $743     $167,752
                                                 ========    =======    ====     ========
Equity Securities:
  Common stocks................................  $    613    $   327    $  2     $    938
  Nonredeemable preferred stocks...............       602         48       4          646
                                                 --------    -------    ----     --------
          Total equity securities..............  $  1,215    $   375    $  6     $  1,584
                                                 ========    =======    ====     ========

     The Company held foreign currency derivatives with notional amounts of $4,720 million and $3,502 million to hedge the exchange rate risk associated with foreign bonds and loans at December 31, 2004 and 2003, respectively.

     Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

     The Company held fixed maturities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $12,370 million and $12,825 million at December 31, 2004 and 2003, respectively. These securities had a net unrealized gain of $936 million and $888 million at December 31, 2004 and 2003, respectively. Non-income producing fixed maturities were $90 million and $371 million at December 31, 2004 and 2003, respectively.

                                 METLIFE, INC.

     The cost or amortized cost and estimated fair value of bonds at December 31, 2004, by contractual maturity date (excluding scheduled sinking funds), are shown below:

                                                               COST OR
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                              (DOLLARS IN MILLIONS)
Due in one year or less.....................................  $  6,751     $  6,845
Due after one year through five years.......................    29,850       31,168
Due after five years through ten years......................    33,543       36,008
Due after ten years.........................................    41,960       46,832
                                                              --------     --------
  Subtotal..................................................   112,104      120,853
Mortgage-backed and other asset-backed securities...........    54,566       55,607
                                                              --------     --------
  Subtotal..................................................   166,670      176,460
Redeemable preferred stock..................................       326          303
                                                              --------     --------
  Total fixed maturities....................................  $166,996     $176,763
                                                              ========     ========

     Bonds not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     Sales or disposals of fixed maturities and equity securities classified as available-for-sale were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Proceeds................................................  $57,604   $54,801   $37,427
Gross investment gains..................................  $   844   $   498   $ 1,661
Gross investment losses.................................  $  (516)  $  (500)  $  (979)

     Gross investment losses above exclude writedowns recorded during 2004, 2003 and 2002 for other-than-temporarily impaired available-for-sale fixed maturities and equity securities of $102 million, $355 million and $1,375 million, respectively.

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

                                 METLIFE, INC.

     The following table shows the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

                                                             DECEMBER 31, 2004
                                  ------------------------------------------------------------------------
                                                            EQUAL TO OR GREATER
                                   LESS THAN 12 MONTHS         THAN 12 MONTHS               TOTAL
                                  ----------------------   ----------------------   ----------------------
                                  ESTIMATED     GROSS      ESTIMATED     GROSS      ESTIMATED     GROSS
                                    FAIR      UNREALIZED     FAIR      UNREALIZED     FAIR      UNREALIZED
                                    VALUE        LOSS        VALUE        LOSS        VALUE        LOSS
                                  ---------   ----------   ---------   ----------   ---------   ----------
                                                           (DOLLARS IN MILLIONS)
U.S. treasury/agency
  securities....................   $ 5,014       $ 22       $    4        $--        $ 5,018       $ 22
State and political subdivision
  securities....................       211          2           72          2            283          4
U.S. corporate securities.......     9,963        120        1,211         52         11,174        172
Foreign government securities...       899         21          117          5          1,016         26
Foreign corporate securities....     3,979         71          456         14          4,435         85
Residential mortgage-backed
  securities....................     8,545         58          375          7          8,920         65
Commercial mortgage-backed
  securities....................     3,920         33          225          5          4,145         38
Asset-backed securities.........     3,927         25          209          8          4,136         33
Other fixed maturity
  securities....................        46         33           26         --             72         33
                                   -------       ----       ------        ---        -------       ----
     Total bonds................    36,504        385        2,695         93         39,199        478
Redeemable preferred stocks.....       303         23           --         --            303         23
                                   -------       ----       ------        ---        -------       ----
     Total fixed maturities.....   $36,807       $408       $2,695        $93        $39,502       $501
                                   =======       ====       ======        ===        =======       ====
Equity securities...............   $   136       $  6       $   27        $ 2        $   163       $  8
                                   =======       ====       ======        ===        =======       ====
Total number of securities in an
  unrealized loss position......     4,208                     402                     4,610
                                   =======                  ======                   =======

                                 METLIFE, INC.

                                                             DECEMBER 31, 2003
                                  ------------------------------------------------------------------------
                                                            EQUAL TO OR GREATER
                                   LESS THAN 12 MONTHS         THAN 12 MONTHS               TOTAL
                                  ----------------------   ----------------------   ----------------------
                                  ESTIMATED     GROSS      ESTIMATED     GROSS      ESTIMATED     GROSS
                                    FAIR      UNREALIZED     FAIR      UNREALIZED     FAIR      UNREALIZED
                                    VALUE        LOSS        VALUE        LOSS        VALUE        LOSS
                                  ---------   ----------   ---------   ----------   ---------   ----------
                                                           (DOLLARS IN MILLIONS)
U.S. treasury/agency
  securities....................   $ 3,697       $ 26       $   --        $ --       $ 3,697       $ 26
State and political subdivision
  securities....................       389         12           38           3           427         15
U.S. corporate securities.......     7,214        152        1,056         100         8,270        252
Foreign government securities...       331         28            2          --           333         28
Foreign corporate securities....     2,583         65          355          14         2,938         79
Residential mortgage-backed
  securities....................     8,372         98           27           4         8,399        102
Commercial mortgage-backed
  securities....................     2,449         20          282           2         2,731         22
Asset-backed securities.........     2,555         34          861          26         3,416         60
Other fixed maturity
  securities....................       130         73           40          10           170         83
                                   -------       ----       ------        ----       -------       ----
     Total bonds................    27,720        508        2,661         159        30,381        667
Redeemable preferred stocks.....       222         62          278          14           500         76
                                   -------       ----       ------        ----       -------       ----
     Total fixed maturities.....   $27,942       $570       $2,939        $173       $30,881       $743
                                   =======       ====       ======        ====       =======       ====
Equity securities...............   $    53       $  6       $   22        $ --       $    75       $  6
                                   =======       ====       ======        ====       =======       ====

  SECURITIES LENDING PROGRAM

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $26,564 million and $25,121 million and an estimated fair value of $27,974 million and $26,387 million were on loan under the program at December 31, 2004 and 2003, respectively. The Company was liable for cash collateral under its control of $28,678 million and $27,083 million at December 31, 2004 and 2003, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the consolidated financial statements.

  ASSETS ON DEPOSIT AND HELD IN TRUST

     The Company had investment assets on deposit with regulatory agencies with a fair market value of $1,391 million and $1,353 million at December 31, 2004 and 2003, respectively. Company securities held in trust to satisfy collateral requirements had an amortized cost of $2,473 million and $2,276 million at December 31, 2004 and 2003, respectively.

                                 METLIFE, INC.

  MORTGAGE AND OTHER LOANS

     Mortgage and other loans were categorized as follows:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                         2004                2003
                                                   -----------------   -----------------
                                                   AMOUNT    PERCENT   AMOUNT    PERCENT
                                                   -------   -------   -------   -------
                                                           (DOLLARS IN MILLIONS)
Commercial mortgage loans........................  $25,139      77%    $20,422      78%
Agricultural mortgage loans......................    5,914      18       5,333      20
Other loans......................................    1,510       5         623       2
                                                   -------     ---     -------     ---
     Total.......................................   32,563     100%     26,378     100%
                                                               ===                 ===
Less: Valuation allowances.......................      157                 129
                                                   -------             -------
     Mortgage and other loans....................  $32,406             $26,249
                                                   =======             =======

     Mortgage loans are collateralized by properties primarily located throughout the United States. At December 31, 2004, approximately 21%, 11% and 7% of the properties were located in California, New York and Florida, respectively. Generally, the Company (as the lender) requires that a minimum of one-fourth of the purchase price of the underlying real estate be paid by the borrower.

     Certain of the Company's real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $641 million and $639 million at December 31, 2004 and 2003, respectively.

     Changes in loan valuation allowances for mortgage and other loans were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004      2003      2002
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $129      $126      $144
Additions...................................................     57        52        41
Deductions..................................................    (29)      (49)      (59)
                                                               ----      ----      ----
Balance, end of year........................................   $157      $129      $126
                                                               ====      ====      ====

     A portion of the Company's mortgage and other loans was impaired and consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2004          2003
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Impaired loans with valuation allowances....................   $185          $296
Impaired loans without valuation allowances.................    133           165
                                                               ----          ----
     Total..................................................    318           461
Less: Valuation allowances on impaired loans................     41            62
                                                               ----          ----
     Impaired loans.........................................   $277          $399
                                                               ====          ====

     The average investment in impaired loans was $404 million, $652 million and $1,088 million for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income on impaired loans was $29 million, $58 million and $91 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The investment in restructured loans was $125 million and $191 million at December 31, 2004 and 2003, respectively. Interest income of $9 million, $19 million and $44 million was recognized on restructured loans

                                 METLIFE, INC.

for the years ended December 31, 2004, 2003 and 2002, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to $12 million, $24 million and $41 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Mortgage and other loans with scheduled payments of 60 days (90 days for agricultural mortgages) or more past due or in foreclosure had an amortized cost of $58 million and $51 million at December 31, 2004 and 2003, respectively.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     Real estate and real estate joint ventures consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Real estate and real estate joint ventures
  held-for-investment.......................................   $4,105       $3,639
Impairments.................................................     (124)        (132)
                                                               ------       ------
     Total..................................................    3,981        3,507
                                                               ------       ------
Real estate held-for-sale...................................      262        1,333
Impairments.................................................       (6)        (151)
Valuation allowance.........................................       (4)         (12)
                                                               ------       ------
     Total..................................................      252        1,170
                                                               ------       ------
       Real estate and real estate joint ventures...........   $4,233       $4,677
                                                               ======       ======

     Accumulated depreciation on real estate was $2,005 million and $1,955 million at December 31, 2004 and 2003, respectively. Related depreciation expense was $179 million, $183 million and $227 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts include $17 million, $39 million and $83 million of depreciation expense related to discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively.

     Real estate and real estate joint ventures were categorized as follows:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2004               2003
                                                     ----------------   ----------------
                                                     AMOUNT   PERCENT   AMOUNT   PERCENT
                                                     ------   -------   ------   -------
                                                            (DOLLARS IN MILLIONS)
Office.............................................  $2,297      54%    $2,775      59%
Retail.............................................     558      13        667      14
Apartments.........................................     918      22        858      18
Land...............................................      56       1         81       3
Agriculture........................................       1      --          1      --
Other..............................................     403      10        295       6
                                                     ------     ---     ------     ---
     Total.........................................  $4,233     100%    $4,677     100%
                                                     ======     ===     ======     ===

     The Company's real estate holdings are primarily located throughout the United States. At December 31, 2004, approximately 31%, 21% and 19% of the Company's real estate holdings were located in New York, California and Texas, respectively.

                                 METLIFE, INC.

     Changes in real estate and real estate joint ventures held-for-sale valuation allowance were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004      2003      2002
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Balance, beginning of year..................................   $ 12      $ 11      $ 35
Additions...................................................     13        17        21
Deductions..................................................    (21)      (16)      (45)
                                                               ----      ----      ----
Balance, end of year........................................   $  4      $ 12      $ 11
                                                               ====      ====      ====

     Investment income related to impaired real estate and real estate joint ventures held-for-investment was $15 million, $34 million and $49 million for the years ended December 31, 2004, 2003 and 2002, respectively. Investment (expense) income related to impaired real estate and real estate joint ventures held-for-sale was ($1) million, $1 million, and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The carrying value of non-income producing real estate and real estate joint ventures was $41 million and $77 million at December 31, 2004 and 2003, respectively.

     The Company owned real estate acquired in satisfaction of debt of $4 million and $3 million at December 31, 2004 and 2003, respectively.

  LEVERAGED LEASES

     Leveraged leases, included in other invested assets, consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Investment..................................................   $1,059       $  974
Estimated residual values...................................      480          386
                                                               ------       ------
     Total..................................................    1,539        1,360
Unearned income.............................................     (424)        (380)
                                                               ------       ------
     Leveraged leases.......................................   $1,115       $  980
                                                               ======       ======

     The investment amounts set forth above are generally due in monthly installments. The payment periods generally range from one to 15 years, but in certain circumstances are as long as 30 years. These receivables are generally collateralized by the related property. The Company's deferred income tax liability related to leveraged leases was $757 million and $870 million at December 31, 2004 and 2003, respectively.

  FUNDS WITHHELD AT INTEREST

     Included in other invested assets at December 31, 2004 and 2003, were funds withheld at interest of $2,801 million and $2,939 million, respectively.

                                 METLIFE, INC.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Fixed maturities........................................  $ 9,431   $ 8,817   $ 8,367
Equity securities.......................................       80        31        43
Mortgage and other loans................................    1,963     1,903     1,883
Real estate and real estate joint ventures..............      953       866       898
Policy loans............................................      541       554       543
Other limited partnership interests.....................      324        80        57
Cash, cash equivalents and short-term investments.......      167       171       252
Other...................................................      124       142       129
                                                          -------   -------   -------
     Total..............................................   13,583    12,564    12,172
Less: Investment expenses...............................    1,165     1,025       989
                                                          -------   -------   -------
     Net investment income..............................  $12,418   $11,539   $11,183
                                                          =======   =======   =======

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Fixed maturities............................................  $  71    $(398)   $(917)
Equity securities...........................................    155       41      224
Mortgage and other loans....................................    (47)     (56)     (22)
Real estate and real estate joint ventures..................     23       19       (6)
Other limited partnership interests.........................     53      (84)      (2)
Sales of businesses.........................................     23       --       --
Derivatives.................................................   (255)    (134)    (140)
Other.......................................................    159       30      (29)
                                                              -----    -----    -----
     Total net investment gains (losses)....................  $ 182    $(582)   $(892)
                                                              =====    =====    =====

                                 METLIFE, INC.

  NET UNREALIZED INVESTMENT GAINS

     The components of net unrealized investment gains, included in accumulated other comprehensive income, were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Fixed maturities........................................  $ 9,602   $ 9,204   $ 7,360
Equity securities.......................................      287       376        57
Derivatives.............................................     (503)     (427)      (24)
Other invested assets...................................      (65)      (33)       16
                                                          -------   -------   -------
     Total..............................................    9,321     9,120     7,409
                                                          -------   -------   -------
Amounts allocated from:
  Future policy benefit loss recognition................   (1,991)   (1,482)   (1,269)
  Deferred policy acquisition costs.....................     (541)     (674)     (559)
  Participating contracts...............................       --      (183)     (153)
  Policyholder dividend obligation......................   (2,119)   (2,130)   (1,882)
                                                          -------   -------   -------
     Total..............................................   (4,651)   (4,469)   (3,863)
                                                          -------   -------   -------
Deferred income taxes...................................   (1,676)   (1,679)   (1,264)
                                                          -------   -------   -------
     Total..............................................   (6,327)   (6,148)   (5,127)
                                                          -------   -------   -------
          Net unrealized investment gains (losses)......  $ 2,994   $ 2,972   $ 2,282
                                                          =======   =======   =======

     The changes in net unrealized investment gains were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2004     2003     2002
                                                            ------   ------   -------
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of year................................  $2,972   $2,282   $ 1,879
Unrealized investment gains (losses) during the year......     201    1,711     3,565
Unrealized investment gains (losses) relating to:
  Future policy benefit gains (losses) recognition........    (509)    (213)   (1,239)
  Deferred policy acquisition costs.......................     133     (115)     (538)
  Participating contracts.................................     183      (30)      (26)
  Policyholder dividend obligation........................      11     (248)   (1,174)
Deferred income taxes.....................................       3     (415)     (185)
                                                            ------   ------   -------
Balance, end of year......................................  $2,994   $2,972   $ 2,282
                                                            ======   ======   =======
Net change in unrealized investment gains (losses)........  $   22   $  690   $   403
                                                            ======   ======   =======

  STRUCTURED INVESTMENT TRANSACTIONS

     The Company securitizes high yield debt securities, investment grade bonds and structured finance securities. The Company has sponsored four securitizations with a total of approximately $1,341 million and $1,431 million in financial assets as of December 31, 2004 and 2003, respectively. The Company's beneficial interests in these SPEs as of December 31, 2004 and 2003 and the related investment income for the years ended December 31, 2004, 2003 and 2002 were insignificant.

                                 METLIFE, INC.

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $666 million and $880 million at December 31, 2004 and 2003, respectively. The related net investment income recognized was $45 million, $78 million and $1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  VARIABLE INTEREST ENTITIES

     As discussed in Note 1, the Company has adopted the provisions of FIN 46 and FIN 46(r). The adoption of FIN 46(r) required the Company to consolidate certain VIEs for which it is the primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's consolidated financial statements at December 31, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                             DECEMBER 31, 2004
                                               ----------------------------------------------
                                               PRIMARY BENEFICIARY    NOT PRIMARY BENEFICIARY
                                               --------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                                           EXPOSURE                 EXPOSURE
                                                 TOTAL        TO         TOTAL         TO
                                               ASSETS(1)   LOSS(2)     ASSETS(1)     LOSS(2)
                                               ---------   --------   -----------   ---------
                                                           (DOLLARS IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations............    $ --        $ --        $1,418        $  3
Real estate joint ventures(3)................      15          13           132          --
Other limited partnerships(4)................     249         191           914         146
Other structured investments(5)..............      --          --           856         103
                                                 ----        ----        ------        ----
Total........................................    $264        $204        $3,320        $252
                                                 ====        ====        ======        ====

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at December 31, 2004. The assets of the real estate joint ventures, other limited partnerships and other structured investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other structured investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

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

(5) Other structured investments include an offering of a collateralized fund of funds based on the securitization of a pool of private equity funds.

                                 METLIFE, INC.

3.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and fair value of derivative financial instruments held at:

                                        DECEMBER 31, 2004                 DECEMBER 31, 2003
                                 -------------------------------   -------------------------------
                                               CURRENT MARKET                    CURRENT MARKET
                                               OR FAIR VALUE                     OR FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                       (DOLLARS IN MILLIONS)
Interest rate swaps............  $12,681     $284      $   22      $ 9,944     $189       $ 36
Interest rate floors...........    3,325       38          --          325        5         --
Interest rate caps.............    7,045       12          --        9,345       29         --
Financial futures..............      611       --          13        1,348        8         30
Foreign currency swaps.........    8,214      150       1,302        4,710        9        796
Foreign currency forwards......    1,013        5          57          695        5         32
Options........................      825       37           7        6,065        7         --
Financial forwards.............      326       --          --        1,310        2          3
Credit default swaps...........    1,897       11           5          615        2          1
Synthetic GICs.................    5,869       --          --        5,177       --         --
Other..........................      450        1           1           --       --         --
                                 -------     ----      ------      -------     ----       ----
     Total.....................  $42,256     $538      $1,407      $39,534     $256       $898
                                 =======     ====      ======      =======     ====       ====

     The following table provides a summary of the notional amounts of derivative financial instruments by maturity at December 31, 2004:

                                                          REMAINING LIFE
                                     --------------------------------------------------------
                                                  AFTER        AFTER
                                                 ONE YEAR    FIVE YEARS
                                     ONE YEAR    THROUGH      THROUGH       AFTER
                                     OR LESS    FIVE YEARS   TEN YEARS    TEN YEARS    TOTAL
                                     --------   ----------   ----------   ---------   -------
                                                      (DOLLARS IN MILLIONS)
Interest rate swaps................   $1,878     $ 6,846      $ 2,098      $1,859     $12,681
Interest rate floors...............       --          --        3,325          --       3,325
Interest rate caps.................    2,025       5,020           --          --       7,045
Financial futures..................      611          --           --          --         611
Foreign currency swaps.............      277       3,425        3,155       1,357       8,214
Foreign currency forwards..........    1,013          --           --          --       1,013
Options............................        6          --          256         563         825
Financial forwards.................      326          --           --          --         326
Credit default swaps...............      301       1,217          379          --       1,897
Synthetic GICs.....................    1,000       1,000        3,869          --       5,869
Other..............................      450          --           --          --         450
                                      ------     -------      -------      ------     -------
     Total.........................   $7,887     $17,508      $13,082      $3,779     $42,256
                                      ======     =======      =======      ======     =======

     Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration

                                 METLIFE, INC.

mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date.

     Interest rate caps and floors are used by the Company primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively.

     In exchange-traded Treasury and equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of Treasury and equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchanges.

     Exchange-traded Treasury futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury performance. The value of Treasury futures is substantially impacted by changes in interest rates and they can be used to modify or hedge existing interest rate risk.

     Exchange-traded equity futures are used primarily to hedge liabilities embedded in certain variable annuity products offered by the Company.

     Foreign currency derivatives, including foreign currency swaps and foreign currency forwards, are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency forwards to hedge the foreign currency risk associated with certain of its net investments in foreign operations.

     In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date.

     In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party.

     Swaptions are used by the Company primarily to sell, or monetize, embedded call options in its fixed rate liabilities. A swaption is an option to enter into a swap with an effective date equal to the exercise date of the embedded call and a maturity date equal to the maturity date of the underlying liability. The Company receives a premium for entering into the swaption.

     Equity options are used by the Company primarily to hedge liabilities embedded in certain variable annuity products offered by the Company.

     The Company enters into financial forwards, primarily "to-be-announced" ("TBA") securities, to gain exposure to the investment risk and return of securities not yet available. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

     Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to insure credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities of the

                                 METLIFE, INC.

referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered.

     Credit default swaps are also used in replication synthetic asset transactions ("RSATs") to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. RSATs are a combination of a derivative and usually a U.S. Treasury or Agency security. RSATs that involve the use of credit default swaps are included in such classification in the preceding table.

     Total rate of return swaps ("TRRs") are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and LIBOR, calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. TRRs can be used as hedges or RSATs and are included in the other classification in the preceding table.

     A synthetic guaranteed investment contract ("GIC") is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the policyholder owns the underlying assets. The Company guarantees a rate return on those assets for a premium.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                        DECEMBER 31, 2004                 DECEMBER 31, 2003
                                 -------------------------------   -------------------------------
                                                 FAIR VALUE                        FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                       (DOLLARS IN MILLIONS)
Fair value.....................  $ 4,879     $173      $  234      $ 4,027     $ 27       $297
Cash flow......................    8,787       41         689       13,173       59        449
Foreign operations.............      535       --          47          527       --         10
Non qualifying.................   28,055      324         437       21,807      170        142
                                 -------     ----      ------      -------     ----       ----
     Total.....................  $42,256     $538      $1,407      $39,534     $256       $898
                                 =======     ====      ======      =======     ====       ====

     The following table provides the settlement payments recorded in income for the:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004      2003     2002
                                                              -------   ------   ------
                                                                (DOLLARS IN MILLIONS)
Qualifying hedges:
  Net investment income.....................................   $(147)    $(63)     $ 9
  Interest credited to policyholder account balances........      45       --       --
Non-qualifying hedges:
  Net investment gains (losses).............................      51       84       32
                                                               -----     ----      ---
     Total..................................................   $ (51)    $ 21      $41
                                                               =====     ====      ===

  FAIR VALUE HEDGES

     The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate

                                 METLIFE, INC.

investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities; and
(iii) treasury futures to hedge against changes in value of fixed rate securities.

     The Company recognized Net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004      2003      2002
                                                              -------   -------   ------
                                                                (DOLLARS IN MILLIONS)
Changes in the fair value of derivatives....................   $ 200     $(191)    $(30)
Changes in the fair value of the items hedged...............    (151)      159       34
                                                               -----     -----     ----
Net ineffectiveness of fair value hedging activities........   $  49     $ (32)    $  4
                                                               =====     =====     ====

     All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

  CASH FLOW HEDGES

     The Company designates and accounts for the following as cash flow hedges, when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) treasury futures to hedge against changes in value of securities to be acquired; (v) treasury futures to hedge against changes in interest rates on liabilities to be issued; and (vi) financial forwards to gain exposure to the investment risk and return of securities not yet available.

     For the years ended December 31, 2004, 2003 and 2002, the Company recognized Net investment gains (losses) of ($19) million, ($69) million, and ($3) million, respectively, which represented the ineffective portion of all cash flow hedges. All components of each derivative's gains or loss were included in the assessment of hedge ineffectiveness. There were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a roll forward of the components of Other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Other comprehensive income (loss) balance at the beginning
  of the year...............................................  $(417)   $ (24)   $  71
Gains (losses) deferred in other comprehensive income (loss)
  on the effective portion of cash flow hedges..............    (34)    (387)    (142)
Amounts reclassified to net investment income...............      2        2       57
Amortization of transition adjustment.......................     (7)      (8)     (10)
                                                              -----    -----    -----
Other comprehensive income (losses) balance at the end of
  the year..................................................  $(456)   $(417)   $ (24)
                                                              =====    =====    =====

     At December 31, 2004, approximately $34 million of the deferred net gains on derivatives accumulated in Other comprehensive income (loss) are expected to be reclassified to earnings during the year ending December 31, 2005.

                                 METLIFE, INC.

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts to hedge portions of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness based upon the change in forward rates. There was no ineffectiveness recorded in 2004, 2003 or 2002.

     For the years ended December 31, 2004 and 2003, the Company recorded net unrealized foreign currency losses of $47 million and $10 million, respectively, in Other comprehensive income (loss) related to hedges of its net investments in foreign operations. For the year ended December 31, 2004, the Company recorded a foreign currency translation loss of $10 million, in Other comprehensive income
(loss) related to the disposal of certain hedges of net investments in foreign operations. There were no disposals of such hedges for the year ended December 31, 2003.

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and Treasury futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to minimize its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to minimize its exposure to adverse movements in credit; (v) equity futures and equity options to economically hedge liabilities embedded in certain variable annuity products; (vi) synthetic GICs to synthetically create traditional GICs; and (vii) RSATs and TRRs to synthetically create investments.

     For the years ended December 31, 2004, 2003 and 2002, the Company recognized as Net investment gains (losses) changes in fair value of ($177) million, ($114) million and ($172) million, respectively, related to derivatives that do not qualify for hedge accounting.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed rate of return contracts, guaranteed minimum withdrawal benefit contracts and modified coinsurance contracts. The fair value of the Company's embedded derivative assets was $46 million and $43 million at December 31, 2004 and 2003, respectively. The fair value of the Company's embedded derivative liabilities was $26 million and $33 million at December 31, 2004 and 2003, respectively. The amounts recorded to Net investment gains (losses) during the years ended December 31, 2004 and 2003 were gains of $37 million and $19 million, respectively. There were no amounts recorded to Net investment gains (losses) during the year ended December 31, 2002 related to embedded derivatives.

  CREDIT RISK

     The Company may be exposed to credit related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date. Because exchange traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit related losses in the event of nonperformance by counterparties to such derivative financial instruments.

     The Company manages its credit risk by entering into derivative transactions with creditworthy counterparties. In addition, the Company enters into over-the-counter derivatives pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date

                                 METLIFE, INC.

and upon termination. Likewise, the Company effects exchange traded futures and options through regulated exchanges and these positions are marked to market and margined on a daily basis.

4.  INSURANCE

  DEFERRED POLICY ACQUISITION COSTS

     Information regarding VOBA and DAC for the years ended December 31, 2002, 2003 and 2004 is as follows:

                                                                      DEFERRED
                                                          VALUE OF     POLICY
                                                          BUSINESS   ACQUISITION
                                                          ACQUIRED      COSTS       TOTAL
                                                          --------   -----------   -------
                                                               (DOLLARS IN MILLIONS)
Balance at January 1, 2002..............................   $1,678      $ 9,489     $11,167
Capitalizations.........................................       --        2,340       2,340
Acquisitions............................................      369           --         369
                                                           ------      -------     -------
     Total..............................................    2,047       11,829      13,876
                                                           ------      -------     -------
Amortization related to:
  Net investment gains (losses).........................       16          (11)          5
  Unrealized investment gains (losses)..................      154          384         538
  Other expenses........................................      132        1,507       1,639
                                                           ------      -------     -------
     Total amortization.................................      302        1,880       2,182
                                                           ------      -------     -------
Dispositions and other..................................       (6)          39          33
                                                           ------      -------     -------
Balance at December 31, 2002............................    1,739        9,988      11,727
Capitalizations.........................................       --        2,792       2,792
Acquisitions............................................       40          218         258
                                                           ------      -------     -------
     Total..............................................    1,779       12,998      14,777
                                                           ------      -------     -------
Amortization related to:
  Net investment gains (losses).........................       (7)         (24)        (31)
  Unrealized investment gains (losses)..................      (31)         146         115
  Other expenses........................................      162        1,656       1,818
                                                           ------      -------     -------
     Total amortization.................................      124        1,778       1,902
                                                           ------      -------     -------
Dispositions and other..................................        2           66          68
                                                           ------      -------     -------
Balance at December 31, 2003............................    1,657       11,286      12,943
                                                           ------      -------     -------
Capitalizations.........................................       --        3,101       3,101
Acquisitions............................................        6           --           6
                                                           ------      -------     -------
     Total..............................................    1,663       14,387      16,050
                                                           ------      -------     -------
Amortization related to:
  Net investment gains (losses).........................        4            7          11
  Unrealized investment gains (losses)..................      (92)         (41)       (133)
  Other expenses........................................      140        1,754       1,894
                                                           ------      -------     -------
     Total amortization.................................       52        1,720       1,772
                                                           ------      -------     -------
Dispositions and other..................................      (27)          85          58
                                                           ------      -------     -------
Balance at December 31, 2004............................   $1,584      $12,752     $14,336
                                                           ======      =======     =======

                                 METLIFE, INC.

     The estimated future amortization expense allocated to other expenses for VOBA is $137 million in 2005, $130 million in 2006, $124 million in 2007, $119 million in 2008 and $117 million in 2009.

     Amortization of VOBA and DAC is related to (i) investment gains and losses and the impact of such gains and losses on the amount of the amortization, (ii) unrealized investment gains and losses to provide information regarding the amount that would have been amortized if such gains and losses had been recognized, and (iii) other expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

  SALES INDUCEMENTS

     Changes in deferred sales inducements are as follows:

                                                                SALES INDUCEMENTS
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Balance at January 1, 2004..................................          $196
Capitalization..............................................           121
Amortization................................................           (23)
                                                                      ----
Balance at December 31, 2004................................          $294
                                                                      ====

  LIABILITIES FOR UNPAID CLAIMS AND CLAIM EXPENSES

     The following table provides an analysis of the activity in the liability for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Balance at January 1....................................  $ 5,412   $ 4,885   $ 4,597
  Reinsurance recoverables..............................     (525)     (498)     (457)
                                                          -------   -------   -------
Net balance at January 1................................    4,887     4,387     4,140
                                                          -------   -------   -------
Incurred related to:
  Current year..........................................    4,591     4,483     4,219
  Prior years...........................................      (29)       45       (81)
                                                          -------   -------   -------
                                                            4,562     4,528     4,138
                                                          -------   -------   -------
Paid related to:
  Current year..........................................   (2,717)   (2,676)   (2,559)
  Prior years...........................................   (1,394)   (1,352)   (1,332)
                                                          -------   -------   -------
                                                           (4,111)   (4,028)   (3,891)
                                                          -------   -------   -------
Net Balance at December 31..............................    5,338     4,887     4,387
  Add: Reinsurance recoverables.........................      486       525       498
                                                          -------   -------   -------
Balance at December 31..................................  $ 5,824   $ 5,412   $ 4,885
                                                          =======   =======   =======

  GUARANTEES

     The Company issues annuity contracts which may include contractual guarantees to the contractholder for: (i) return of no less than total deposits made to the contract less any partial withdrawals ("return of net

                                 METLIFE, INC.

deposits") and (ii) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return ("anniversary contract value" or "minimum return"). The Company also issues annuity contracts that apply a lower rate of funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize ("two tier annuities"). These guarantees include benefits that are payable in the event of death or at annuitization.

     The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid up benefit.

     The Company had the following types of guarantees relating to annuity and universal and variable life contracts at:

  ANNUITY CONTRACTS

                                                                   DECEMBER 31, 2004
                                                             ------------------------------
                                                                 IN THE            AT
                                                             EVENT OF DEATH   ANNUITIZATION
                                                             --------------   -------------
                                                                 (DOLLARS IN MILLIONS)
RETURN OF NET DEPOSITS
  Separate account value...................................     $  6,925             N/A
  Net amount at risk.......................................     $     22(1)          N/A
  Average attained age of contractholders..................     60 years             N/A
ANNIVERSARY CONTRACT VALUE OR MINIMUM RETURN
  Separate account value...................................     $ 43,414        $ 14,297
  Net amount at risk.......................................     $    990(1)     $     51(2)
  Average attained age of contractholders..................     61 years        58 years
TWO TIER ANNUITIES
  General account value....................................          N/A        $    301
  Net amount at risk.......................................          N/A        $     36(3)
  Average attained age of contractholders..................          N/A        58 years

  UNIVERSAL AND VARIABLE LIFE CONTRACTS

                                                                  DECEMBER 31, 2004
                                                              -------------------------
                                                              SECONDARY       PAID UP
                                                              GUARANTEES     GUARANTEES
                                                              ----------     ----------
                                                                (DOLLARS IN MILLIONS)
Account value (general and separate account)................   $  4,715       $  4,570
Net amount at risk..........................................   $ 94,163(1)    $ 42,318(1)
Average attained age of policyholders.......................   45 years       52 years

---------------

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

                                 METLIFE, INC.

     The net amount at risk is based on the direct amount at risk (excluding reinsurance).

     The Company's annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

     Liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts are as follows:

                                                                  UNIVERSAL AND VARIABLE
                                       ANNUITY CONTRACTS              LIFE CONTRACTS
                                 ------------------------------   -----------------------
                                                   GUARANTEED
                                   GUARANTEED     ANNUITIZATION   SECONDARY     PAID UP
                                 DEATH BENEFITS     BENEFITS      GUARANTEES   GUARANTEES   TOTAL
                                 --------------   -------------   ----------   ----------   -----
                                                      (DOLLARS IN MILLIONS)
Balance at January 1, 2004.....       $ 9              $17           $ 6          $25       $ 57
Incurred guaranteed benefits...        23                2             4            4         33
Paid guaranteed benefits.......        (8)              --            (4)          --        (12)
                                      ---              ---           ---          ---       ----
Balance at December 31, 2004...       $24              $19           $ 6          $29       $ 78
                                      ===              ===           ===          ===       ====

     Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows at:

                                                                DECEMBER 31, 2004
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Mutual Fund Groupings
  Equity....................................................         $31,829
  Bond......................................................           3,621
  Balanced..................................................           1,730
  Money Market..............................................             383
  Specialty.................................................             245
                                                                     -------
     TOTAL..................................................         $37,808
                                                                     =======

  SEPARATE ACCOUNTS

     Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $71,623 million and $59,278 million at December 31, 2004 and 2003, respectively, for which the policyholder assumes all investment risk, and separate accounts with a minimum return or account value for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $15,146 million and $16,478 million at December 31, 2004 and 2003, respectively. The latter category consisted primarily of Met Managed Guaranteed Interest Contracts and participating close-out contracts. The average interest rates credited on these contracts were 4.7% and 4.5% at December 31, 2004 and 2003, respectively.

     Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues as universal life and investment-type product policy fees and totaled $843 million, $626 million and $542 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004, fixed maturities, equity securities, and cash and cash equivalents reported on the consolidated balance sheet include $47 million, $20 million and $2 million, respectively, of the Company's proportional interest in separate accounts.

                                 METLIFE, INC.

     For the year ended December 31, 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

5.  REINSURANCE

     The Company's life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and to provide additional capacity for future growth. The Company currently reinsures up to 90% of the mortality risk for all new individual life insurance policies that it writes through its various franchises. This practice was initiated by different franchises for different products starting at various points in time between 1992 and 2000. The Company retains up to $25 million on single life policies and $30 million on survivorship policies and reinsures 100% of amounts in excess of the Company's retention limits. The Company reinsures a portion of the mortality risk on its universal life policies. The Company reinsures its business through a diversified group of reinsurers. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks of specific characteristics. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

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

     In the Reinsurance Segment, Reinsurance Group of America, Incorporated ("RGA"), retains a maximum of $6 million of coverage per individual life with respect to its assumed reinsurance business.

     See Note 10 for information regarding certain excess of loss reinsurance agreements providing coverage for risks associated primarily with sales practices claims.

     The amounts in the consolidated statements of income are presented net of reinsurance ceded. The effects of reinsurance were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Direct premiums.........................................  $20,237   $19,396   $18,439
Reinsurance assumed.....................................    4,492     3,706     2,993
Reinsurance ceded.......................................   (2,413)   (2,429)   (2,355)
                                                          -------   -------   -------
Net premiums............................................  $22,316   $20,673   $19,077
                                                          =======   =======   =======
Reinsurance recoveries netted against policyholder
  benefits..............................................  $ 2,046   $ 2,417   $ 2,886
                                                          =======   =======   =======

     Reinsurance recoverables, included in premiums and other receivables, were $3,965 million and $4,014 million at December 31, 2004 and 2003, respectively, including $1,302 million and $1,341 million, respectively, relating to reinsurance of long-term guaranteed interest contracts and structured settlement lump sum contracts accounted for as a financing transaction. Reinsurance and ceded commissions payables, included in other liabilities, were $78 million and $106 million at December 31, 2004 and 2003, respectively.

                                 METLIFE, INC.

6.  CLOSED BLOCK

     On April 7, 2000 (the "date of demutualization"), Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. At least annually, the Company compares actual and projected experience against the experience assumed in the then-current dividend scales. Dividend scales are adjusted periodically to give effect to changes in experience.

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

                                 METLIFE, INC.

     Closed block liabilities and assets designated to the closed block are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................   $42,348     $41,928
Other policyholder funds....................................       258         260
Policyholder dividends payable..............................       690         682
Policyholder dividend obligation............................     2,243       2,130
Payables under securities loaned transactions...............     4,287       6,418
Other liabilities...........................................       199         180
                                                               -------     -------
     Total closed block liabilities.........................    50,025      51,598
                                                               -------     -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
     Fixed maturities available-for-sale, at fair value
      (amortized cost: $27,757 and $30,381, respectively)...    29,766      32,348
     Equity securities, at fair value (cost: $898 and $217,
      respectively).........................................       979         250
     Mortgage loans on real estate..........................     8,165       7,431
     Policy loans...........................................     4,067       4,036
     Short-term investments.................................       101         123
     Other invested assets..................................       221         108
                                                               -------     -------
          Total investments.................................    43,299      44,296
Cash and cash equivalents...................................       325         531
Accrued investment income...................................       511         527
Deferred income taxes.......................................     1,002       1,043
Premiums and other receivables..............................       103         164
                                                               -------     -------
     Total assets designated to the closed block............    45,240      46,561
                                                               -------     -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................     4,785       5,037
                                                               -------     -------
Amounts included in accumulated other comprehensive loss:
     Net unrealized investment gains, net of deferred income
      tax of $752 and $730, respectively....................     1,338       1,270
     Unrealized derivative gains (losses), net of deferred
      income tax benefit of ($31) and ($28), respectively...       (55)        (48)
     Allocated from policyholder dividend obligation, net of
      deferred income tax benefit of ($763) and ($778),
      respectively..........................................    (1,356)     (1,352)
                                                               -------     -------
                                                                   (73)       (130)
                                                               -------     -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................   $ 4,712     $ 4,907
                                                               =======     =======

                                 METLIFE, INC.

     Information regarding the policyholder dividend obligation is as follows:

                                                             YEARS ENDED DECEMBER 31
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Balance at beginning of year...............................  $2,130   $1,882   $  708
Impact on revenues, net of expenses and income taxes.......     124       --       --
Change in unrealized investment and derivative gains
  (losses).................................................     (11)     248    1,174
                                                             ------   ------   ------
Balance at end of year.....................................  $2,243   $2,130   $1,882
                                                             ======   ======   ======

     Closed block revenues and expenses were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums...................................................  $3,156   $3,365   $3,551
Net investment income and other revenues...................   2,504    2,554    2,568
Net investment gains (losses)..............................     (19)    (128)      11
                                                             ------   ------   ------
  Total revenues...........................................   5,641    5,791    6,130
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   3,480    3,660    3,770
Policyholder dividends.....................................   1,458    1,509    1,573
Change in policyholder dividend obligation.................     124       --       --
Other expenses.............................................     275      297      310
                                                             ------   ------   ------
     Total expenses........................................   5,337    5,466    5,653
                                                             ------   ------   ------
Revenues net of expenses before income taxes...............     304      325      477
Income taxes...............................................     109      118      173
                                                             ------   ------   ------
Revenues net of expenses and income taxes..................  $  195   $  207   $  304
                                                             ======   ======   ======

     The change in maximum future earnings of the closed block is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Balance at end of year.....................................  $4,712   $4,907   $5,114
Less:
  Reallocation of assets...................................      --       --       85
  Balance at beginning of year.............................   4,907    5,114    5,333
                                                             ------   ------   ------
Change during year.........................................  $ (195)  $ (207)  $ (304)
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

                                 METLIFE, INC.

provided in the plan of demutualization. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

7.  DEBT

     Debt consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Senior notes, interest rates ranging from 3.91% to 7.25%,
  maturity dates ranging from 2005 to 2034..................   $6,017       $4,256
Surplus notes, interest rates ranging from 7.00% to 7.88%,
  maturity dates ranging from 2005 to 2025..................      946          940
Fixed rate notes, interest rates ranging from 2.99% to
  10.50%, maturity dates ranging from 2005 to 2006..........      110          110
Capital lease obligations...................................       66           74
Other notes with varying interest rates.....................      273          323
                                                               ------       ------
Total long-term debt........................................    7,412        5,703
Total short-term debt.......................................    1,445        3,642
                                                               ------       ------
  Total.....................................................   $8,857       $9,345
                                                               ======       ======

     The Company maintains committed and unsecured credit facilities aggregating $2.8 billion ($1.1 billion expiring in 2005, $175 million expiring in 2006 and $1.5 billion expiring in 2009). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and $2.5 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. At December 31, 2004, the Company had drawn approximately $56 million under the facilities expiring in 2005 at interest rates ranging from 5.44% to 6.38% and approximately another $50 million under the facility expiring in 2006 at an interest rate of 2.99%. In April 2003, the Company replaced an expiring $1 billion five-year credit facility with a $1 billion 364-day credit facility and the Holding Company was added as a borrower. In May 2003, the Company replaced an expiring $140 million three-year credit facility with a $175 million three-year credit facility, which expires in 2006. In April 2004, the Company replaced the $2.25 billion credit facilities expiring in 2004 and 2005, with a $1.0 billion 364-day credit facility expiring in 2005 and a $1.5 billion five-year credit facility expiring in 2009. In July 2004, the Company renewed a $50 million 364-day credit facility.

     At December 31, 2004, the Company had $961 million in outstanding letters of credit from various banks.

     Payments of interest and principal on the surplus notes, subordinated to all other indebtedness, may be made only with the prior approval of the insurance department of the state of domicile.

     The aggregate maturities of long-term debt for the Company are $1,468 million in 2005, $662 million in 2006, $36 million in 2007, $44 million in 2008, $58 million in 2009 and $5,144 million thereafter.

     Short-term debt of the Company consisted of commercial paper with a weighted average interest rate of 2.3% and a weighted average maturity of 27 days at December 31, 2004. Short-term debt of the Company included commercial paper with a weighted average interest rate of 1.1% and a weighted average maturity of 31 days at December 31, 2003. The Company has no other collateralized borrowings at December 31, 2004. The Company had other collateralized borrowings with a weighted average coupon rate of 5.07% and a weighted average maturity of 30 days at December 31, 2003.

                                 METLIFE, INC.

     Interest expense related to the Company's indebtedness included in other expenses was $428 million, $420 million and $288 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     On May 15, 2003, the purchase contracts associated with the units were settled. In exchange for $1,006 million, the Company issued 2.97 shares of MetLife, Inc. common stock per purchase contract, or 59.8 million shares of treasury stock. The excess of the Company's cost of the treasury stock ($1,662 million) over the contract price of the stock issued to the purchase contract holders ($1,006 million) was $656 million, which was recorded as a direct reduction to retained earnings.

     Due to the dissolution of the Trust in 2003, there was no interest expense on capital securities for the year ended December 31, 2004. Interest expense on the capital securities is included in other expenses and was $10 million and $81 million for the years ended December 31, 2003 and 2002, respectively.

     GenAmerica Capital I. In June 1997, GenAmerica Corporation ("GenAmerica") issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. GenAmerica has fully and unconditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities any time after June 30, 2007. Capital securities outstanding were $119 million, net of unamortized discounts of $6 million, at both December 31, 2004 and 2003. Interest expense on these instruments is included in other expenses and was $11 million for each of the years ended December 31, 2004, 2003 and 2002.

     RGA Capital Trust I. In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I (the "Trust"), issued 4,500,000 Preferred Income Equity Redeemable Securities ("PIERS") Units. Each PIERS unit consists of (i) a preferred security issued by the Trust, having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051, and (ii) a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50. The fair market value of the warrant on the issuance date was $14.87 and is detachable from the preferred security. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The preferred securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of

                                 METLIFE, INC.

$14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The weighted average effective interest rate on the preferred securities and the subordinated debentures is 8.25% per annum. Capital securities outstanding were $159 million and $158 million for the years ended December 31, 2004 and 2003, respectively, net of unamortized discount of $67 million, at both December 31, 2004 and 2003.

9.  INCOME TAXES

     The provision for income taxes for continuing operations was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              -------   -----   ------
                                                               (DOLLARS IN MILLIONS)
Current:
  Federal...................................................  $  733    $349    $ 797
  State and local...........................................      51      22      (17)
  Foreign...................................................     154      47       31
                                                              ------    ----    -----
                                                                 938     418      811
                                                              ------    ----    -----
Deferred:
  Federal...................................................     191     227     (338)
  State and local...........................................       6      27       16
  Foreign...................................................     (64)    (12)       1
                                                              ------    ----    -----
                                                                 133     242     (321)
                                                              ------    ----    -----
Provision for income taxes..................................  $1,071    $660    $ 490
                                                              ======    ====    =====

     Reconciliations of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported for continuing operations were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004      2003    2002
                                                              -------   ------   -----
                                                               (DOLLARS IN MILLIONS)
Tax provision at U.S. statutory rate........................  $1,323    $ 895    $561
Tax effect of:
  Tax exempt investment income..............................    (131)    (118)    (88)
  State and local income taxes..............................      37       44      20
  Prior year taxes..........................................    (105)     (26)     (7)
  Foreign operations net of foreign income taxes............     (36)     (81)     (1)
  Other, net................................................     (17)     (54)      5
                                                              ------    -----    ----
Provision for income taxes..................................  $1,071    $ 660    $490
                                                              ======    =====    ====

     The Company is under continuous examination by the Internal Revenue Service ("IRS") and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. In 2004 the Company recorded an adjustment of $91 million for the settlement of all federal income tax issues relating to the IRS's audit of the Company's tax returns for the years 1997-1999. Such settlement is reflected in the current year tax expense as an adjustment to prior year taxes. The Company also received $22 million in interest on such settlement and incurred an $8 million tax expense on such settlement for a total impact to net income of $105 million. The current IRS examination

                                 METLIFE, INC.

covers the years 2000-2002. The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years' examinations. Liabilities for income taxes have been established for future income tax assessments when it is probable there will be future assessments and the amount thereof can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated financial statements although the resolution of income tax matters could impact the Company's effective tax rate for a particular future period.

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Deferred income tax assets:
  Policyholder liabilities and receivables..................   $ 3,982     $ 3,725
  Net operating losses......................................       434         352
  Capital loss carryforwards................................       118         106
  Intangibles...............................................       112         120
  Litigation related........................................        85          86
  Other.....................................................       182         127
                                                               -------     -------
                                                                 4,913       4,516
  Less: Valuation allowance.................................        23          32
                                                               -------     -------
                                                                 4,890       4,484
                                                               -------     -------
Deferred income tax liabilities:
  Investments...............................................     1,544       1,343
  Deferred policy acquisition costs.........................     3,965       3,595
  Employee benefits.........................................        91         131
  Net unrealized investment gains...........................     1,676       1,679
  Other.....................................................        87         133
                                                               -------     -------
                                                                 7,363       6,881
                                                               -------     -------
Net deferred income tax liability...........................   $(2,473)    $(2,397)
                                                               =======     =======

     Domestic net operating loss carryforwards amount to $985 million at December 31, 2004 and will expire beginning in 2014. Domestic capital loss carryforwards amount to $278 million at December 31, 2004 and will expire beginning in 2005. Foreign net operating loss carryforwards amount to $304 million at December 31, 2004 and were generated in various foreign countries with expiration periods of five years to infinity.

     The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management's assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2004, the Company recorded a tax benefit of $9 million for the reduction of the deferred income tax valuation allowance related to certain foreign net operating loss carryforwards.

                                 METLIFE, INC.

10.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

  LITIGATION

     The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2004.

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

                                 METLIFE, INC.

issued by General American between January 1, 1982 through December 31, 1996. An appellate court has affirmed the order approving the settlement. The class includes owners of approximately 250,000 in-force or terminated policies.

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of December 31, 2004, there are approximately 328 sales practices lawsuits pending against Metropolitan Life; approximately 49 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 54 sales practices lawsuits pending against General American. Metropolitan Life, New England and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's, or General American's sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

     Asbestos-Related Claims

     Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers' compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits principally have been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and have alleged that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in such cases.

     Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life's defenses (beyond denial of certain factual allegations) to plaintiffs' claims include that: (i) Metropolitan Life owed no duty to the plaintiffs -- it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In defending asbestos cases, Metropolitan Life selects various strategies

                                 METLIFE, INC.

depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life's judgment, best protect Metropolitan Life's interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. In 2002, 2003 or 2004, trial courts in California, Utah, Georgia, New York, Texas, and Ohio granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

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

     Bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the cost of resolving claims and could result in an increase in the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase or decrease in the number of claims.

     The total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years are set forth in the following table:

                                                     AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2004          2003          2002
                                                     ----------    ----------    ----------
                                                             (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year end
  (approximate)....................................    108,000       111,700       106,500
Number of new claims during the year
  (approximate)....................................     23,500        58,650        66,000
Settlement payments during the year(1).............   $   85.5      $   84.2      $   95.1

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

                                 METLIFE, INC.

     Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related liability (after the self-insured retention) was within the coverage of the excess insurance policies discussed below. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2004.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim was made under the excess insurance policies in 2003 and 2004 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and are estimated to be $10.2 million with respect to 2004 claims and estimated to be approximately $54 million in the aggregate including future years.

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

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that

                                 METLIFE, INC.

aggregation is required. Metropolitan Property and Casualty Insurance Company has posted adequate reserves to resolve the claims underlying this matter. The amount to be paid will not be material to Metropolitan Property and Casualty Insurance Company. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, has tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, MetLife, Inc. (the "Holding Company"), the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. On February 21, 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. On April 27, 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Defendants' motion to dismiss part of the consolidated amended complaint, and plaintiffs' motion to certify a litigation class are pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a purported class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint on April 2, 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. On December 10, 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

                                 METLIFE, INC.

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

     Prior to filing the Company's June 30, 2003 Form 10-Q, MetLife announced a $31 million charge, net of income taxes, resulting from certain improperly deferred expenses at an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC is pursuing a formal investigation of the matter and, in December 2004, NELICO received a so-called "Wells Notice" in

                                 METLIFE, INC.

connection with the SEC investigation. The Wells Notice provides notice that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws. Under the SEC's procedures, a recipient can respond to the SEC staff before the staff makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. MetLife continues to cooperate fully with the SEC in its investigation.

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

     On November 16, 2004, a New York state court granted plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Metropolitan has filed a notice of appeal from the order granting this motion. In August 2003, an appellate court affirmed the dismissal of fraud claims in this action. Plaintiffs seek compensatory damages. Metropolitan Life is vigorously defending the case.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a so called "Wells Notice" stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under the SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

     In October 2004, the SEC informed MetLife that it anticipates issuing a formal order of investigation related to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The Company is fully cooperating with respect to inquiries from the SEC.

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received a subpoena, including a set of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents concerning contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted

                                 METLIFE, INC.

such bids or quotes, and communications with a certain broker. MetLife is continuing to conduct an internal review of its commission payment practices. The Company continues to fully cooperate with these inquiries and is responding to the subpoenas and other requests.

     Approximately twelve broker related lawsuits have been received. Two class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against MetLife, Inc. and certain officers of MetLife, Inc. In the context of contingent commissions, the complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding MetLife, Inc.'s financial performance throughout the class period that had the effect of artificially inflating the market price of MetLife Inc.'s securities. Three class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of participants in and beneficiaries of Metropolitan Life Insurance Company's Savings and Investment Plan against MetLife, Inc., the MetLife, Inc. Employee Benefits Committee, certain officers of Metropolitan Life Insurance Company, and members of MetLife, Inc.'s board of directors. In the context of contingent commissions, the complaints allege that defendants violated their fiduciary obligations under ERISA by failing to disclose to plan participants who had the option of allocating funds in the plan to the MetLife Company Stock Fund material facts regarding MetLife, Inc.'s financial performance. The plaintiffs in these actions seek compensatory and other relief. Two cases have been brought in California state court against MetLife, Inc., other companies, and an insurance broker. One of these cases alleges that the insurers and the broker violated Section 17200 of the California Business and Professions Code by engaging in unfair trade practices concerning contingent commissions and fees paid to the broker; the other case has been brought by the California Insurance Commissioner and alleges that the defendants violated certain provisions of the California Insurance Code. Additionally, two civil RICO or antitrust related class action lawsuits have been brought against MetLife, Inc., and other companies in California federal court with respect to issues concerning contingent commissions and fees paid to one or more brokers. Three class action lawsuits have been brought in Illinois federal court against MetLife, Inc. and other companies alleging that insurers and brokers violated antitrust laws or engaged in civil RICO violations. The Company intends to vigorously defend these cases.

     In addition to those discussed above, regulators and others have made a number of inquiries of the insurance industry regarding industry brokerage practices and related matters and others may begin. It is reasonably possible that MetLife will receive additional subpoenas, interrogatories, requests and lawsuits. MetLife will fully cooperate with all regulatory inquiries and intends to vigorously defend all lawsuits.

     Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

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

                                 METLIFE, INC.

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

                                                                                 GROSS
                                                            RENTAL   SUBLEASE    RENTAL
                                                            INCOME    INCOME    PAYMENTS
                                                            ------   --------   --------
                                                               (DOLLARS IN MILLIONS)
2005......................................................  $  603     $19        $184
2006......................................................  $  582     $19        $163
2007......................................................  $  541     $13        $137
2008......................................................  $  465     $10        $103
2009......................................................  $  400     $ 4        $ 77
Thereafter................................................  $2,332     $12        $420

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were approximately $1,324 million and $1,380 million at December 31, 2004 and 2003, respectively. The Company anticipates that these amounts will be invested in the partnerships over the next three to five years.

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

     During the year ended December 31, 2004, the Company recorded liabilities of $10 million with respect to indemnities provided in certain dispositions. The approximate term for these liabilities ranges from 12 to 18 months. The maximum potential amount of future payments that MetLife could be required to pay is $73 million. Due to the uncertainty in assessing changes to the liabilities over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The fair value of the remaining indemnities, guarantees and commitments entered into during 2004 was insignificant and thus, no liabilities were recorded. The Company's recorded liability at December 31, 2004 and 2003 for indemnities, guarantees and commitments, excluding amounts recorded during 2004 as described in the preceding sentences, is insignificant.

     In conjunction with replication synthetic asset transactions, as described in Note 3, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $1.1 billion at December 31, 2004. The credit default swaps expire at various times during the next seven years.

11.  EMPLOYEE BENEFIT PLANS

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

                                 METLIFE, INC.

  OBLIGATIONS, FUNDED STATUS AND NET PERIODIC BENEFIT COSTS

                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                            PENSION BENEFITS     OTHER BENEFITS
                                                            -----------------   ----------------
                                                             2004      2003      2004     2003
                                                            -------   -------   ------   -------
                                                                   (DOLLARS IN MILLIONS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year.........  $5,269    $4,783    $2,090   $ 1,889
  Service cost............................................     129       123        32        39
  Interest cost...........................................     311       314       119       123
  Acquisitions and divestitures...........................      (3)       (1)       --        --
  Actuarial losses (gains)................................     147       351      (139)      167
  Curtailments and terminations...........................      --        (7)       --        (4)
  Change in benefits......................................      --        (2)        1        (1)
  Benefits paid...........................................    (330)     (292)     (128)     (123)
                                                            ------    ------    ------   -------
Projected benefit obligation at end of year...............   5,523     5,269     1,975     2,090
                                                            ------    ------    ------   -------
Change in plan assets:
Fair value of plan assets at beginning of year............   4,728     4,051     1,005       966
  Actual return on plan assets............................     416       635        93       113
  Acquisitions and divestitures...........................      (3)       (1)       --        --
  Employer contribution...................................     581       335        92        49
  Benefits paid...........................................    (330)     (292)     (128)     (123)
                                                            ------    ------    ------   -------
Fair value of plan assets at end of year..................   5,392     4,728     1,062     1,005
                                                            ------    ------    ------   -------
Under funded..............................................    (131)     (541)     (913)   (1,085)
Unrecognized net asset at transition......................       1         1        --        --
Unrecognized net actuarial losses.........................   1,510     1,451       199       362
Unrecognized prior service cost...........................      67        82      (165)     (184)
                                                            ------    ------    ------   -------
Prepaid (accrued) benefit cost............................  $1,447    $  993    $ (879)  $  (907)
                                                            ======    ======    ======   =======
Qualified plan prepaid pension cost.......................  $1,782    $1,325
Non-qualified plan accrued pension cost...................    (478)     (474)
Intangible assets.........................................      13        14
Accumulated other comprehensive loss......................     130       128
                                                            ------    ------
Prepaid benefit cost......................................  $1,447    $  993
                                                            ======    ======

     The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows:

                                   QUALIFIED PLAN    NON-QUALIFIED PLAN         TOTAL
                                   ---------------   -------------------   ---------------
                                    2004     2003      2004       2003      2004     2003
                                   ------   ------   --------   --------   ------   ------
                                                    (DOLLARS IN MILLIONS)
Aggregate fair value of plan
  assets (principally Company
  contracts).....................  $5,392   $4,728    $   --     $   --    $5,392   $4,728
Aggregate projected benefit
  obligation.....................   4,999    4,732       524        537     5,523    5,269
                                   ------   ------    ------     ------    ------   ------
Over (under) funded..............  $  393   $   (4)   $ (524)    $ (537)   $ (131)  $ (541)
                                   ======   ======    ======     ======    ======   ======

                                 METLIFE, INC.

     The accumulated benefit obligation for all defined benefit pension plans was $5,149 million and $4,899 million at December 31, 2004 and 2003, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2004          2003
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Projected benefit obligation................................   $550          $557
Accumulated benefit obligation..............................   $482          $469
Fair value of plan assets...................................   $ 17          $ 14

     Information for pension and postretirement plans with a projected benefit obligation in excess of plan assets:

                                                                 DECEMBER 31,
                                                      -----------------------------------
                                                      PENSION BENEFITS    OTHER BENEFITS
                                                      -----------------   ---------------
                                                       2004      2003      2004     2003
                                                      ------   --------   ------   ------
                                                             (DOLLARS IN MILLIONS)
Projected benefit obligation........................   $550     $5,229    $1,975   $2,090
Fair value of plan assets...........................   $ 17     $4,673    $1,062   $1,005

     As a result of additional pension contributions and favorable investment returns during the year ended December 31, 2004, a significant plan that was included in the pension benefits section of the above table as of December 31, 2003 was no longer included as of December 31, 2004. This plan had a fair value of plan assets of $5,316 with a projected benefit obligation of $4,933 and a fair value of plan assets of $4,659 with a projected benefit obligation of $4,673 as of December 31, 2004 and 2003, respectively.

     The components of net periodic benefit cost were as follows:

                                            PENSION BENEFITS        OTHER BENEFITS
                                          ---------------------   ------------------
                                          2004    2003    2002    2004   2003   2002
                                          -----   -----   -----   ----   ----   ----
                                                    (DOLLARS IN MILLIONS)
Service cost............................  $ 129   $ 123   $ 105   $ 32   $ 39   $ 36
Interest cost...........................    311     314     308    119    123    123
Expected return on plan assets..........   (428)   (335)   (356)   (77)   (72)   (93)
Amortization of prior actuarial losses
  (gains) and prior service cost........    117     102      33    (12)   (12)    (9)
Curtailment cost........................     --      10      11     --      3      4
                                          -----   -----   -----   ----   ----   ----
Net periodic benefit cost...............  $ 129   $ 214   $ 101   $ 62   $ 81   $ 61
                                          =====   =====   =====   ====   ====   ====

     The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The postretirement benefit plan assets and accumulated benefit obligation were remeasured effective July 1, 2004 in order to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced $213 million which will be recognized as adjustments of future benefit costs through the amortization of actuarial losses (gains) in accordance with FASB staff position 106-2 on a prospective basis and net periodic postretirement benefit cost for the year ended 2004 was reduced $17 million. The reduction of net periodic benefit cost is due to reductions in service cost of $3 million, interest cost of $6 million, and amortization of prior actuarial loss of $8 million.

                                 METLIFE, INC.

ASSUMPTIONS

     Assumptions used in determining benefit obligations were as follows:

                                                        DECEMBER 31,
                                         ------------------------------------------
                                         PENSION BENEFITS        OTHER BENEFITS
                                         -----------------   ----------------------
                                           2004      2003      2004         2003
                                         ---------   -----   ---------   ----------
Weighted average discount rate.........    5.87%     6.12%     5.88%       6.12%
Rate of compensation increase..........    3%-8%     3%-8%      N/A         N/A

     Assumptions used in determining net periodic benefit cost were as follows:

                                                    DECEMBER 31,
                                    ---------------------------------------------
                                      PENSION BENEFITS         OTHER BENEFITS
                                    ---------------------   ---------------------
                                    2004    2003    2002    2004    2003    2002
                                    -----   -----   -----   -----   -----   -----
Weighted average discount rate....  6.10%   6.74%   7.23%   6.20%   6.82%   7.40%
Weighted average expected rate of
  return on plan assets...........  8.50%   8.51%   9.00%   7.91%   7.79%   8.16%
Rate of compensation increase.....  3%-8%   3%-8%   2%-8%    N/A     N/A     N/A

     The discount rate is based on the yield of a hypothetical portfolio of high-quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Company's long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Company's policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The weighted expected return on plan assets for use in that plan's valuation in 2005 is currently anticipated to be 8.50% for pension benefits and other postretirement medical benefits and 6.25% for postretirement life benefits.

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were as follows:

                                                       DECEMBER 31,
                                     -------------------------------------------------
                                              2004                      2003
                                     ----------------------   ------------------------
Pre-Medicare eligible claims.......  8% down to 5% in 2010    8.5% down to 5% in 2010
Medicare eligible claims...........  10% down to 5% in 2014   10.5% down to 5% in 2014

     Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               INCREASE      DECREASE
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Effect on total of service and interest cost components.....     $ 10          $  (9)
Effect of accumulated postretirement benefit obligation.....     $104          $(100)

                                 METLIFE, INC.

  PLAN ASSETS

     The weighted average allocation of pension plan and other benefit plan assets is as follows:

                                                                    DECEMBER 31,
                                                        -------------------------------------
                                                        PENSION BENEFITS      OTHER BENEFITS
                                                        -----------------     ---------------
                                                         2004       2003      2004      2003
                                                        ------     ------     -----     -----
ASSET CATEGORY
Equity securities.....................................    50%        48%        41%       38%
Fixed maturities......................................    36%        39%        57%       61%
Other (Real Estate and Alternative Investments).......    14%        13%         2%        1%
                                                         ---        ---        ---       ---
Total.................................................   100%       100%       100%      100%
                                                         ===        ===        ===       ===

     The weighted average target allocation of pension plan and other benefit plan assets for 2005 is as follows:

                                                              PENSION     OTHER
                                                              BENEFITS   BENEFITS
                                                              --------   --------
ASSET CATEGORY
Equity securities...........................................  30%-65%    25%-45%
Fixed maturities............................................  20%-70%    45%-70%
Other (Real Estate and Alternative Investments).............  0%-25%     0%-10%

     Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

  CASH FLOWS

     The Company expects to contribute $32 million to its pension plans and $93 million to its other benefit plans during 2005.

     Gross benefit payments for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

                                                              PENSION       OTHER
                                                              BENEFITS     BENEFITS
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
2005........................................................   $  302        $122
2006........................................................   $  314        $126
2007........................................................   $  321        $131
2008........................................................   $  334        $135
2009........................................................   $  344        $139
2010-2014...................................................   $1,900        $748

                                 METLIFE, INC.

     Gross subsidy payments expected to be received for the next ten years under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 are as follows:

                                                                 OTHER BENEFITS
                                                                 --------------
                                                                  (DOLLARS IN
                                                                   MILLIONS)
2005........................................................          $--
2006........................................................          $10
2007........................................................          $10
2008........................................................          $11
2009........................................................          $11
2010-2014...................................................          $69

  SAVINGS AND INVESTMENT PLANS

     The Company sponsors savings and investment plans for substantially all employees under which the Company matches a portion of employee contributions. The Company contributed $64 million, $59 million and $58 million for the years ended December 31, 2004, 2003 and 2002, respectively.

12.  EQUITY

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

  COMMON STOCK

     On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the February 19, 2002 and March 28, 2001 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under these authorizations, the Holding Company may purchase common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As of January 31, 2005, the Holding Company has suspended its share repurchases during 2005 and repurchases after 2005 will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of approximately $300 million under an accelerated share repurchase agreement with a major bank. The Holding Company will either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. The final purchase price will be settled in either cash or Holding Company stock at the

                                 METLIFE, INC.

Holding Company's option. The Holding Company recorded the initial repurchase of shares as treasury stock and will record any amount paid or received as an adjustment to the cost of the treasury stock.

     The Company acquired 26,373,952, 2,997,200 and 15,244,492 shares of the Holding Company's common stock for $1,000 million, $97 million and $471 million during the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended 2004, 1,675,814 shares of common stock were issued from treasury stock for $50 million. During the year ended 2003, 59,904,925 shares of treasury common stock with a cost of $1,667 million were issued of which 59,771,221 shares were issued in connection with the settlement of common stock purchase contracts (see Note 8) for $1,006 million cash and 133,704 shares were issued in connection with activities such as share-based compensation for $5 million in cash. During the year ended 2002, 16,379 shares of common stock were issued from treasury stock for $438 thousand. At December 31, 2004, the Company had $710 million remaining on its existing share repurchase authorization.

  DIVIDEND RESTRICTIONS

     Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay a dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance ( the "Superintendent") and the Superintendent does not disapprove the distribution. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York State Department of Insurance has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. For the years ended December 31, 2004, 2003 and 2002, Metropolitan Life paid to MetLife, Inc. $797 million, $698 million and $535 million, respectively, in dividends for which prior insurance regulatory clearance was not required and $0 million, $750 million and $369 million, respectively, in special dividends, as approved by the Superintendent. At December 31, 2004, the maximum amount of the dividend which may be paid to the Holding Company from Metropolitan Life in 2005, without prior regulatory approval is $880 million.

     Under Delaware Insurance Law, Metropolitan Tower Life Insurance Company ("MTL") is permitted, without prior insurance regulatory clearance, to pay a dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the greater of (i) 10% of its surplus to policyholders as of the next preceding calendar year, and (ii) its statutory net gain from operations for the next preceding calendar year (excluding realized capital gains). MTL will be permitted to pay a cash dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the "Delaware Commissioner") and the Delaware Commissioner does not disapprove the distribution. Under Delaware Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Delaware Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. On October 8, 2004, Metropolitan Insurance and Annuity Company ("MIAC") was merged into MTL. Prior to the merger, MIAC paid to MetLife, Inc. $65 million in dividends for which prior insurance regulatory clearance was not required and no special dividends for the year ended December 31, 2004. For the year ended December 31, 2003, MIAC paid to MetLife, Inc, $104 million in dividends for which prior insurance regulatory clearance was not required and $94 million in special dividends.

                                 METLIFE, INC.

For the year ended December 31, 2002, MIAC paid to MetLife, Inc. $25 million in dividends for which prior insurance regulatory clearance was not required and paid no special dividends. MTL, exclusive of MIAC, paid no dividends during the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the maximum amount of the dividend which may be paid to the Holding Company from MTL in 2005, without prior regulatory approval, is $119 million.

     Under Rhode Island Insurance Law, Metropolitan Property and Casualty Insurance Company is permitted without prior insurance regulatory clearance to pay a dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, and (ii) the next preceding two year earnings reduced by capital gains and dividends paid to stockholders. Metropolitan Property and Casualty Insurance Company will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts (an "extraordinary dividend") only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance ("Rhode Island Commissioner") and the Rhode Island Commissioner does not disapprove the distribution. Under Rhode Island Insurance Law, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of stock property and casualty insurance company would support the payment of such dividends to its stockholders. For the year ended December 31, 2004, Metropolitan Property and Casualty Insurance Company paid to MetLife, Inc. $300 million in extraordinary dividends. Insurance regulatory approval of the extraordinary dividend was received on October 15, 2004 and the extraordinary dividend was paid on October 25, 2004. For the year ended December 31, 2003, Metropolitan Property and Casualty Insurance Company paid to MetLife, Inc. $75 million in dividends for which prior insurance regulatory clearance was not required. As of December 31, 2004, the maximum amount of the dividend which may be paid to the Holding Company from Metropolitan Property and Casualty Insurance Company in 2005, without prior regulatory approval, is $187 million for dividends with a scheduled date of payment subsequent to November 16, 2005. Any dividend payment prior to November 16, 2005 will be considered extraordinary requiring prior insurance regulatory clearance.

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

                                 METLIFE, INC.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants for the:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2004      2003      2002
                                                            -------   -------   -------
Dividend yield............................................   0.70%     0.68%     0.68%
Risk-free rate of return..................................   3.69%     5.07%     5.71%
Volatility................................................  34.85%    37.39%    31.62%
Expected duration.........................................  6 years   6 years   6 years

     A summary of the status of options included in the Company's Stock Incentive Plan and Directors Stock Plan is presented below:

                                                     WEIGHTED                       WEIGHTED
                                                     AVERAGE         OPTIONS        AVERAGE
                                      OPTIONS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                     ----------   --------------   -----------   --------------
Outstanding at January 1, 2002.....  11,116,684       $29.93               --        $   --
Granted............................   7,275,855       $30.35               --        $   --
Exercised..........................     (11,401)      $29.95               --        $   --
Canceled/Expired...................  (2,121,508)      $30.07               --        $   --
                                     ----------
Outstanding at December 31, 2002...  16,259,630       $30.10        1,357,034        $30.01
Granted............................   5,634,439       $26.13               --        $   --
Exercised..........................     (20,054)      $30.02               --        $   --
Canceled/Expired...................  (1,578,987)      $29.45               --        $   --
                                     ----------
Outstanding at December 31, 2003...  20,295,028       $29.05        4,566,265        $30.15
Granted............................   5,074,206       $35.28               --        $   --
Exercised..........................  (1,464,865)      $29.70               --        $   --
Canceled/Expired...................    (642,268)      $30.27               --        $   --
                                     ----------
Outstanding at December 31, 2004...  23,262,101       $30.33       12,736,500        $29.57
                                     ==========

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Weighted average fair value of options granted.............  $13.25   $10.41   $10.48
                                                             ======   ======   ======

     The following table summarizes information about stock options outstanding at December 31, 2004:

                                     WEIGHTED
                      NUMBER         AVERAGE                           NUMBER
                  OUTSTANDING AT    REMAINING        WEIGHTED      EXERCISABLE AT      WEIGHTED
   RANGE OF        DECEMBER 31,    CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES        2004        LIFE (YEARS)   EXERCISE PRICE        2004        EXERCISE PRICE
---------------   --------------   ------------   --------------   --------------   --------------
$23.75-$27.55        5,116,385         7.95           $26.02          1,697,554         $26.05
$27.55-$31.35       13,061,369         6.31           $30.13         10,956,828         $30.09
$31.35-$35.15          287,844         6.69           $33.31             62,840         $32.94
$35.15-$38.95        4,788,503         8.92           $35.28             19,278         $35.26
$38.95-$40.38            8,000         9.92           $40.16                 --         $   --
                    ----------                                       ----------
                    23,262,101         7.22           $30.34         12,736,500         $29.57
                    ==========                                       ==========

                                 METLIFE, INC.

     Effective January 1, 2003, the Company elected to prospectively apply the fair value method of accounting for stock options granted by the Holding Company subsequent to December 31, 2002. As permitted under SFAS 148, options granted prior to January 1, 2003 will continue to be accounted for under APB 25. Had compensation expense for grants awarded prior to January 1, 2003 been determined based on fair value at the date of grant in accordance with SFAS 123, the Company's earnings and earnings per share amounts would have been reduced to the following pro forma amounts:

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2004       2003       2002
                                                             --------   --------   --------
                                                              (DOLLARS IN MILLIONS, EXCEPT
                                                                    PER SHARE DATA)
Net income.................................................   $2,758     $2,217     $1,605
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust(1)...........       --        (21)        --
                                                              ------     ------     ------
Net income available to common shareholders................   $2,758     $2,196     $1,605
                                                              ======     ======     ======
Add: Stock option-based employee compensation expense
  included in reported net income, net of income taxes.....   $   26     $   11     $    1
Deduct: Total stock option-based employee compensation
  determined under fair value based method for all awards,
  net of income taxes......................................   $  (44)    $  (40)    $  (33)
                                                              ------     ------     ------
Pro forma net income available to common shareholders(2)...   $2,740     $2,167     $1,573
                                                              ======     ======     ======
BASIC EARNINGS PER SHARE
As reported................................................   $ 3.68     $ 2.98     $ 2.28
                                                              ======     ======     ======
Pro forma(2)...............................................   $ 3.65     $ 2.94     $ 2.23
                                                              ======     ======     ======
DILUTED EARNINGS PER SHARE
As reported................................................   $ 3.65     $ 2.94     $ 2.20
                                                              ======     ======     ======
Pro forma(2)...............................................   $ 3.63     $ 2.90     $ 2.15
                                                              ======     ======     ======

---------------

(1) See Note 8 for a discussion of this charge included in the calculation of net income available to common shareholders.

(2) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

     The Company also awards stock-based compensation to certain levels of management under the Company's Long Term Performance Compensation Plan ("LTPCP"). LTPCP awards vest in their entirety at the end of the three year performance period. Each participant is assigned a target compensation amount at the inception of the performance period with the final compensation amount determined by the performance of the Holding Company's stock over the three-year vesting period, subject to management's discretion. Final awards may be paid in whole or in part with shares of the Holding Company's stock. Compensation expense related to the LTPCP was $49 million, $45 million, and $23 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     For the years ended December 31, 2004, 2003 and 2002, stock-based compensation expense related to the Company's Stock Incentive Plan, Directors Stock Plan and LTPCP was $89 million, $63 million and $25 million, respectively, including stock-based compensation for non-employees of $468 thousand, $550 thousand and $2 million, respectively.

                                 METLIFE, INC.

  STATUTORY EQUITY AND INCOME

     The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification") in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York State Department of Insurance has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

     Statutory accounting practices differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.

     Statutory net income of Metropolitan Life, a New York domiciled insurer, was $2,648 million, $2,169 million and $1,455 million for the years ended December 31, 2004 2003 and 2002, respectively. Statutory capital and surplus, as filed with the New York State Department of Insurance, was $8,804 million and $7,967 million at December 31, 2004 and 2003, respectively.

     MIAC was merged into another Delaware incorporated entity, MTL, on October 8, 2004. Statutory net income of MTL (including MIAC), as filed with the Delaware Insurance Department, was $144 million for the year ended December 31, 2004. Statutory net income of MIAC, as filed with the Delaware Insurance Department, was $341 million and $34 million for the years ended December 31, 2003 and 2002, respectively. Statutory capital and surplus of MTL, as filed, was $1,195 million as of December 31, 2004. Statutory capital and surplus of MIAC, as filed, was $1,051 million at December 31, 2003.

     Statutory net income of Metropolitan Property and Casualty Insurance Company, which is domiciled in Rhode Island, as filed with the Insurance Department of Rhode Island, was $356 million, $214 million and $173 million for the years ended December 31, 2004, 2003 and 2002, respectively. Statutory capital and surplus, as filed, was $1,875 million and $1,996 million at December 31, 2004 and 2003, respectively.

                                 METLIFE, INC.

  OTHER COMPREHENSIVE INCOME

     The following table sets forth the reclassification adjustments required for the years ended December 31, 2004, 2003 and 2002 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             2004     2003     2002
                                                             -----   ------   -------
                                                              (DOLLARS IN MILLIONS)
Holding gains on investments arising during the year.......  $ 513   $1,497   $ 3,387
Income tax effect of holding gains.........................     74     (562)   (1,064)
Reclassification adjustments:
  Recognized holding (gains) losses included in current
     year income...........................................   (218)     382       704
  Amortization of premiums and accretion of discounts
     associated with investments...........................    (94)    (168)     (526)
  Income tax effect........................................    (45)     (81)      (56)
Allocation of holding losses on investments relating to
  other policyholder amounts...............................   (182)    (606)   (2,977)
Income tax effect of allocation of holding losses to other
  policyholder amounts.....................................    (26)     228       935
                                                             -----   ------   -------
Net unrealized investment gains (losses)...................     22      690       403
                                                             -----   ------   -------
Foreign currency translation adjustment....................    144      177       (69)
Minimum pension liability adjustment.......................     (2)     (82)       --
                                                             -----   ------   -------
Other comprehensive income (losses)........................  $ 164   $  785   $   334
                                                             =====   ======   =======

13.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                             (DOLLARS IN MILLIONS)
Compensation............................................  $ 2,874   $ 2,707   $ 2,499
Commissions.............................................    2,876     2,474     2,000
Interest and debt issue costs...........................      408       478       403
Amortization of policy acquisition costs................    1,905     1,787     1,644
Capitalization of policy acquisition costs..............   (3,101)   (2,792)   (2,340)
Rent, net of sublease income............................      264       254       295
Minority interest.......................................      152       110        73
Other...................................................    2,383     2,073     2,239
                                                          -------   -------   -------
  Total other expenses..................................  $ 7,761   $ 7,091   $ 6,813
                                                          =======   =======   =======

                                 METLIFE, INC.

14.  EARNINGS PER SHARE

     The following presents the weighted average shares used in calculating basic earnings per share and those used in calculating diluted earnings per share for each income category presented below:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                   2004               2003               2002
                                             ----------------   ----------------   ----------------
                                             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding
  for basic earnings per share.............     749,695,661        737,903,107        704,599,115
Incremental shares from assumed:
  Conversion of forward purchase
     contracts.............................              --          8,293,269         24,596,950
  Exercise of stock options................       4,053,813             68,111              5,233
  Issuance under deferred stock
     compensation..........................       1,083,970            579,810                 --
                                               ------------       ------------       ------------
Weighted average common stock outstanding
  for diluted earnings per share...........     754,833,444        746,844,297        729,201,298
                                               ============       ============       ============
INCOME FROM CONTINUING OPERATIONS..........    $      2,708       $      1,899       $      1,113
CHARGE FOR CONVERSION OF COMPANY-OBLIGATED
  MANDATORILY REDEEMABLE SECURITIES OF A
  SUBSIDIARY TRUST(1)......................              --                (21)                --
                                               ------------       ------------       ------------
INCOME FROM CONTINUING OPERATIONS AVAILABLE
  TO COMMON SHAREHOLDERS PER SHARE.........    $      2,708       $      1,878       $      1,113
                                               ============       ============       ============
  Basic....................................    $       3.61       $       2.55       $       1.58
                                               ============       ============       ============
  Diluted..................................    $       3.59       $       2.51       $       1.53
                                               ============       ============       ============
INCOME FROM DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES, AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE...................    $        136       $        344       $        492
                                               ============       ============       ============
  Basic....................................    $       0.18       $       0.47       $       0.70
                                               ============       ============       ============
  Diluted..................................    $       0.18       $       0.46       $       0.67
                                               ============       ============       ============
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING,
  NET OF INCOME TAXES, PER SHARE...........    $        (86)      $        (26)      $         --
                                               ============       ============       ============
  Basic....................................    $      (0.11)      $      (0.04)      $         --
                                               ============       ============       ============
  Diluted..................................    $      (0.11)      $      (0.03)      $         --
                                               ============       ============       ============
NET INCOME.................................    $      2,758       $      2,217       $      1,605
CHARGE FOR CONVERSION OF COMPANY-OBLIGATED
  MANDATORILY REDEEMABLE SECURITIES OF A
  SUBSIDIARY TRUST(1)......................              --                (21)                --
                                               ------------       ------------       ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
  PER SHARE................................    $      2,758       $      2,196       $      1,605
                                               ============       ============       ============
  Basic....................................    $       3.68       $       2.98       $       2.28
                                               ============       ============       ============
  Diluted..................................    $       3.65       $       2.94       $       2.20
                                               ============       ============       ============

---------------

(1) See Note 8 for a discussion of this charge included in the calculation of net income available to common shareholders.

                                 METLIFE, INC.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

                                                           THREE MONTHS ENDED
                                           ---------------------------------------------------
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           ---------   --------   -------------   ------------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
2004
Total revenues...........................   $9,426      $9,479       $10,047        $10,062
Total expenses...........................   $8,471      $8,389       $ 9,048        $ 9,327
Income from continuing operations........   $  655      $  843       $   698        $   512
Income from discontinued operations, net
  of income taxes........................   $   29      $  111       $    (3)       $    (1)
Income before cumulative effect of a
  change in accounting...................   $  684      $  954       $   695        $   511
Net income...............................   $  598      $  954       $   695        $   511
Basic earnings per share:
  Income from continuing operations
     available to common shareholders....   $ 0.87      $ 1.12       $  0.93        $  0.69
  Income from discontinued operations,
     net of income taxes.................   $ 0.04      $ 0.15       $    --        $    --
  Income before cumulative effect of a
     change in accounting available to
     common shareholders.................   $ 0.90      $ 1.27       $  0.93        $  0.69
  Net income available to common
     shareholders........................   $ 0.79      $ 1.27       $  0.93        $  0.69
Diluted earnings per share:
  Income from continuing operations
     available to common shareholders....   $ 0.86      $ 1.11       $  0.93        $  0.68
  Income from discontinued operations,
     net of income taxes.................   $ 0.04      $ 0.15       $    --        $    --
  Income before cumulative effect of a
     change in accounting available to
     common shareholders.................   $ 0.90      $ 1.26       $  0.92        $  0.68
  Net income available to common
     shareholders........................   $ 0.79      $ 1.26       $  0.92        $  0.68
2003
Total revenues...........................   $8,269      $8,809       $ 8,718        $ 9,529
Total expenses...........................   $7,872      $8,036       $ 8,027        $ 8,831
Income from continuing operations........   $  287      $  564       $   549        $   499
Income from discontinued operations, net
  of income taxes........................   $   75      $   16       $    25        $   228
Income before cumulative effect of a
  change in accounting...................   $  362      $  580       $   574        $   727
Net income...............................   $  362      $  580       $   574        $   701

                                 METLIFE, INC.

                                                           THREE MONTHS ENDED
                                           ---------------------------------------------------
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           ---------   --------   -------------   ------------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Basic earnings per share:
  Income from continuing operations
     available to common shareholders....   $ 0.38      $ 0.77       $  0.72        $  0.66
  Income from discontinued operations,
     net of income taxes.................   $ 0.11      $ 0.02       $  0.03        $  0.30
  Income before cumulative effect of a
     change in accounting available to
     common shareholders.................   $ 0.49      $ 0.79       $  0.75        $  0.96
  Net income available to common
     shareholders........................   $ 0.49      $ 0.79       $  0.75        $  0.92
Diluted earnings per share:
  Income from continuing operations
     available to common shareholders....   $ 0.37      $ 0.77       $  0.72        $  0.66
  Income from discontinued operations,
     net of income taxes.................   $ 0.10      $ 0.02       $  0.03        $  0.30
  Income before cumulative effect of a
     change in accounting available to
     common shareholders.................   $ 0.47      $ 0.79       $  0.75        $  0.95
  Net income available to common
     shareholders........................   $ 0.47      $ 0.79       $  0.75        $  0.92

16.  BUSINESS SEGMENT INFORMATION

     The Company provides insurance and financial services to customers in the United States, Canada, Central America, South America, Asia and various other international markets. The Company's business is divided into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

     Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowner's and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. Reinsurance provides primarily reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets.

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, N.A. ("MetLife Bank"), a national bank, and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See
Note 18 for disclosures regarding discontinued operations, including real estate.

                                 METLIFE, INC.

     Set forth in the tables below is certain financial information with respect to the Company's operating segments for the years ended December 31, 2004, 2003 and 2002. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to more effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains (losses), net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

AS OF OR FOR THE YEAR ENDED                                       AUTO &                                 CORPORATE &
DECEMBER 31, 2004                    INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
---------------------------          -------------   ----------   ------   -------------   -----------   -----------   --------
                                                                       (DOLLARS IN MILLIONS)
Premiums...........................    $ 10,103       $  4,172    $2,948      $ 1,735        $ 3,367       $    (9)    $ 22,316
Universal life and investment-type
  product policy fees..............         717          1,831        --          350             --             2        2,900
Net investment income..............       4,472          6,130       171          585            588           472       12,418
Other revenues.....................         632            444        35           23             57             7        1,198
Net investment gains (losses)......         186             74        (9)          23             60          (152)         182
Policyholder benefits and claims...      11,134          5,102     2,079        1,614          2,725             8       22,662
Interest credited to policyholder
  account balances.................         960          1,674        --          152            212            --        2,998
Policyholder dividends.............         107          1,638         2           47             20            --        1,814
Other expenses.....................       1,907          2,939       795          624            964           532        7,761
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.......       2,002          1,298       269          279            151          (220)       3,779
Income from discontinued
  operations, net of income
  taxes............................          10              3        --           --             --           123          136
Cumulative effect of a change in
  accounting, net of income
  taxes............................         (60)            --        --          (30)             5            (1)         (86)
Net income.........................       1,271            870       208          163            105           141        2,758
Total assets.......................     126,058        176,384     5,233       11,293         14,503        23,337      356,808
Deferred policy acquisition
  costs............................         965          9,279       185        1,287          2,620            --       14,336
Goodwill, net......................          61            203       157           92             99            21          633
Separate account assets............      36,913         48,933        --          923             14           (14)      86,769
Policyholder liabilities...........      70,083        103,091     3,180        8,025         10,973        (1,325)     194,027
Separate account liabilities.......      36,913         48,933        --          923             14           (14)      86,769

                                 METLIFE, INC.

AS OF OR FOR THE YEAR ENDED                                       AUTO &                                 CORPORATE &
DECEMBER 31, 2003                    INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
---------------------------          -------------   ----------   ------   -------------   -----------   -----------   --------
                                                                       (DOLLARS IN MILLIONS)
Premiums...........................    $  9,093       $  4,344    $2,908      $1,678         $ 2,668       $   (18)    $ 20,673
Universal life and investment-type
  product policy fees..............         635          1,589        --         272              --            --        2,496
Net investment income..............       4,028          6,194       158         502             473           184       11,539
Other revenues.....................         592            407        32          80              49            39        1,199
Net investment gains (losses)......        (293)          (307)      (15)          8              31            (6)        (582)
Policyholder benefits and claims...       9,843          5,039     2,139       1,457           2,136            51       20,665
Interest credited to policyholder
  account balances.................         915          1,793        --         143             184            --        3,035
Policyholder dividends.............         198          1,700         1          55              21            --        1,975
Other expenses.....................       1,784          2,847       756         660             740           304        7,091
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.......       1,315            848       187         225             140          (156)       2,559
Income from discontinued
  operations, net of income
  taxes............................          37             34        --          --              --           273          344
Cumulative effect of a change in
  accounting, net of income
  taxes............................         (26)            --        --          --              --            --          (26)
Net income.........................         849            601       157         208              92           310        2,217
Total assets.......................     113,743        165,774     4,698       9,935          12,833        19,858      326,841
Deferred policy acquisition
  costs............................         739          8,817       180       1,046           2,160             1       12,943
Goodwill, net......................          59            206       157          85             100            21          628
Separate account assets............      35,632         39,619        --         504              13           (12)      75,756
Policyholder liabilities...........      61,599        100,278     2,943       7,179           9,783        (2,211)     179,571
Separate account liabilities.......      35,632         39,619        --         504              13           (12)      75,756

FOR THE YEAR ENDED                                                  AUTO &                                 CORPORATE &
DECEMBER 31, 2002                      INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------                     -------------   ----------   ------   -------------   -----------   -----------   -------
                                                                         (DOLLARS IN MILLIONS)
Premiums.............................     $8,245         $4,507     $2,828      $1,511         $2,005         $(19)      $19,077
Universal life and investment-type
  product policy fees................        624          1,379         --         144             --           --         2,147
Net investment income................      3,909          6,237        177         461            421          (22)       11,183
Other revenues.......................        609            418         26          14             43           56         1,166
Net investment gains (losses)........       (488)          (290)       (46)         (9)            (3)         (56)         (892)
Policyholder benefits and claims.....      9,345          5,064      2,019       1,388          1,554            3        19,373
Interest credited to policyholder
  account balances...................        932          1,793         --          79            146           --         2,950
Policyholder dividends...............        115          1,770         --          35             22           --         1,942
Other expenses.......................      1,531          2,639        793         507            617          726         6,813
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.........        976            985        173         112            127         (770)        1,603
Income from discontinued operations,
  net of income taxes................        127            204         --          --             --          161           492
Net income (loss)....................        759            826        132          84             84         (280)        1,605

                                 METLIFE, INC.

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

     Beginning in 2003, the Company changed its methodology of allocating capital to its business segments from Risk-Based Capital ("RBC") to Economic Capital. Prior to 2003, the Company's business segments' allocated equity was primarily based on RBC, an internally developed formula based on applying a multiple to the NAIC Statutory Risk-Based Capital and included certain adjustments in accordance with GAAP. Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. This is in contrast to the standardized regulatory RBC formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

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

     The following table presents actual and pro forma net investment income with respect to the Company's segments for the year ended December 31, 2002. The amounts shown as pro forma reflect net investment income that would have been reported in 2002 had the Company allocated capital based on Economic Capital rather than on the basis of RBC.

                                                              NET INVESTMENT INCOME
                                                              ---------------------
                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 2002
                                                              ---------------------
                                                               ACTUAL    PRO FORMA
                                                              --------   ----------
                                                              (DOLLARS IN MILLIONS)
Institutional...............................................  $ 3,909     $ 3,971
Individual..................................................    6,237       6,148
Auto & Home.................................................      177         160
International...............................................      461         424
Reinsurance.................................................      421         382
Corporate & Other...........................................      (22)         98
                                                              -------     -------
  Total.....................................................  $11,183     $11,183
                                                              =======     =======

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $35,058 million, $31,844 million and $29,878 million for the years ended December 31, 2004, 2003 and 2002, respectively, which represented 90%, 90% and 91%, respectively, of consolidated revenues.

17.  ACQUISITIONS AND DISPOSITIONS

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million of cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $150 million, net of income taxes, comprised of a realized gain of $166 million, net of income taxes, and an operating expense related to a lease abandonment of $16 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of

                                 METLIFE, INC.

2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company has reclassified the assets, liabilities and operations of SSRM into discontinued operations for all periods presented in the consolidated financial statements. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the year ended December 31, 2004 also includes expenses of approximately $20 million, net of income taxes, related to the sale of SSRM. See also Note 18.

     In 2003, RGA entered into a coinsurance agreement under which it assumed the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America. The transaction added approximately $278 billion of life reinsurance in-force, $246 million of premium and $11 million of income before income tax expense, excluding minority interest expense, in 2003. The effects of such transaction are included within the Reinsurance segment.

     In 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition (June 20, 2002). During the second quarter of 2003, as a part of its acquisition and integration strategy, the International segment completed the legal merger of Hidalgo into its original Mexican subsidiary, Seguro Genesis, S.A., forming MetLife Mexico, S.A. As a result of the merger of these companies, the Company recorded $62 million of earnings, net of income taxes, from the merger and a reduction in policyholder liabilities resulting from a change in reserve methodology. Such benefit was recorded in the second quarter of 2003 in the International segment.

     See also Note 20 for Subsequent Events.

18.  DISCONTINUED OPERATIONS

  REAL ESTATE

     The Company actively manages its real estate portfolio with the objective to maximize earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented as discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

     The following table presents the components of income from discontinued real estate operations:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004     2003      2002
                                                              ------   -------   -------
                                                                (DOLLARS IN MILLIONS)
Investment income...........................................   $136     $ 231     $ 530
Investment expense..........................................    (82)     (138)     (351)
Net investment gains........................................    139       420       582
                                                               ----     -----     -----
  Total revenues............................................    193       513       761
Interest expense............................................     13         4         1
Provision for income taxes..................................     63       186       276
                                                               ----     -----     -----
  Income from discontinued operations, net of income
     taxes..................................................   $117     $ 323     $ 484
                                                               ====     =====     =====

     The carrying value of real estate related to discontinued operations was $252 million and $1,170 million at December 31, 2004 and 2003, respectively.

                                 METLIFE, INC.

     The following table shows the real estate discontinued operations by segment:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Net investment income
  Institutional.............................................   $  6     $ 12     $ 42
  Individual................................................      7       12       57
  Corporate & Other.........................................     41       69       80
                                                               ----     ----     ----
     Total net investment income............................   $ 54     $ 93     $179
                                                               ====     ====     ====
Net investment gains (losses)
  Institutional.............................................   $  9     $ 45     $156
  Individual................................................     (3)      43      262
  Corporate & Other.........................................    133      332      164
                                                               ----     ----     ----
     Total net investment gains (losses)....................   $139     $420     $582
                                                               ====     ====     ====
Interest Expense
  Individual................................................   $ --     $  1     $  1
  Corporate & Other.........................................     13        3       --
                                                               ----     ----     ----
     Total interest expense.................................   $ 13     $  4     $  1
                                                               ====     ====     ====

     In April of 2004, MetLife sold one of its real estate investments, Sears Tower. The sale resulted in a gain of $85 million, net of income taxes.

  OPERATIONS

     During the third quarter of 2004, the Company entered into an agreement to sell its wholly-owned subsidiary, SSRM, to a third party, which was sold on January 31, 2005. Accordingly, the assets, liabilities and operations of SSRM have been reclassified into discontinued operations for all periods presented. The operations of SSRM include affiliated revenues of $59 million, $54 million and $56 million, for the years ended December 31, 2004, 2003 and 2002, respectively, related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions will continue after the sale of SSRM. The following tables present the amounts related to operations of SSRM that have been combined with the discontinued real estate operations in the consolidated income statements:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2004      2003      2002
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Revenues from discontinued operations.......................   $328      $231      $239
                                                               ====      ====      ====
Income from discontinued operations before provision for
  income taxes..............................................   $ 32      $ 34      $ 14
Provision for income taxes..................................     13        13         6
                                                               ----      ----      ----
  Income from discontinued operations, net of income
     taxes..................................................   $ 19      $ 21      $  8
                                                               ====      ====      ====

                                 METLIFE, INC.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2004           2003
                                                              -------        -------
                                                              (DOLLARS IN MILLIONS)
Equity securities...........................................   $ 49           $ 14
Real estate and real estate joint ventures..................     96              3
Short term investments......................................     33             17
Other invested assets.......................................     20              8
Cash and cash equivalents...................................     55             50
Premiums and other receivables..............................     38             23
Other assets................................................     88             68
                                                               ----           ----
  Total assets held-for-sale................................   $379           $183
                                                               ====           ====
Short-term debt.............................................   $ 19           $ --
Current income taxes payable................................      1              1
Deferred income taxes payable...............................      1              2
Other liabilities...........................................    219             67
                                                               ----           ----
  Total liabilities held-for-sale...........................   $240           $ 70
                                                               ====           ====

     See Note 17 for further discussion of the disposition of SSRM.

19.  FAIR VALUE INFORMATION

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

                                 METLIFE, INC.

     Amounts related to the Company's financial instruments were as follows:

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2004                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $176,763    $176,763
  Equity securities....................................             $  2,188    $  2,188
  Mortgage and other loans.............................             $ 32,406    $ 33,902
  Policy loans.........................................             $  8,899    $  8,899
  Short-term investments...............................             $  2,663    $  2,663
  Cash and cash equivalents............................             $  4,051    $  4,051
  Mortgage loan commitments............................   $1,189    $     --    $      4
  Commitments to fund partnership investments..........   $1,324    $     --    $     --
Liabilities:
  Policyholder account balances........................             $ 70,777    $ 69,688
  Short-term debt......................................             $  1,445    $  1,445
  Long-term debt.......................................             $  7,412    $  7,818
  Shares subject to mandatory redemption...............             $    278    $    365
  Payable under securities loaned transactions.........             $ 28,678    $ 28,678

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2003                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                              (DOLLARS IN MILLIONS)
Assets:
  Fixed maturities.....................................             $167,752    $167,752
  Equity securities....................................             $  1,584    $  1,584
  Mortgage and other loans.............................             $ 26,249    $ 28,259
  Policy loans.........................................             $  8,749    $  8,749
  Short-term investments...............................             $  1,809    $  1,809
  Cash and cash equivalents............................             $  3,683    $  3,683
  Mortgage loan commitments............................   $  679    $     --    $     (4)
  Commitments to fund partnership investments..........   $1,380    $     --    $     --
Liabilities:
  Policyholder account balances........................             $ 63,957    $ 64,837
  Short-term debt......................................             $  3,642    $  3,642
  Long-term debt.......................................             $  5,703    $  6,041
  Shares subject to mandatory redemption...............             $    277    $    336
  Payable under securities loaned transactions.........             $ 27,083    $ 27,083

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

  MORTGAGE AND OTHER LOANS, MORTGAGE LOAN COMMITMENTS AND COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     Fair values for mortgage and other loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments, the estimated fair value is the net premium or discount of the commitments. Commitments to fund partnership investments have no stated interest rate and are assumed to have a fair value of zero.

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

  SHORT-TERM AND LONG-TERM DEBT, PAYABLES UNDER SECURITIES LOANED TRANSACTIONS AND SHARES SUBJECT TO MANDATORY REDEMPTION

     The fair values of short-term and long-term debt, payables under securities loaned transactions and shares subject to mandatory redemption are determined by discounting expected future cash flows using risk rates currently available for debt with similar terms and remaining maturities.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The fair value of derivative instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, caps, floors, and options are based upon quotations obtained from dealers or other reliable sources. See Note 3 for derivative fair value disclosures.

20.  SUBSEQUENT EVENTS

     On January 31, 2005, the Holding Company entered into an agreement to acquire all of the outstanding shares of capital stock of certain indirect subsidiaries of Citigroup Inc., including the majority of The Travelers Insurance Company ("Travelers"), and substantially all of Citigroup Inc.'s international insurance businesses for a purchase price of $11.5 billion, subject to adjustment as described in the acquisition agreement. As a condition to closing, Citigroup Inc. and the Holding Company will enter into ten-year agreements under which the Company will expand its distribution by making products available through certain Citigroup distribution

                                 METLIFE, INC.

channels, subject to appropriate suitability and other standards. The transaction is expected to close in the summer of 2005. Approximately $1 billion to $3 billion of the purchase price will be paid in MetLife stock with the remainder paid in cash which will be financed through a combination of cash on hand, debt, mandatorily convertible securities and selected asset sales depending on market conditions, timing, valuation considerations and the relative attractiveness of funding alternatives.

     The Company has entered into brokerage agreements relating to the possible sale of two of its real estate investments, 200 Park Avenue and One Madison Avenue in New York City. The Company is also contemplating other asset sales, including selling some or all of its beneficially owned shares in RGA. The Company's reinsurance segment consists primarily of the operations of RGA.

     See also Note 17 for subsequent event related to the disposition of SSRM.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Holding Company's management, with the participation of the Holding Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Holding Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of MetLife, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

     Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2004 pertaining to financial reporting in accordance with the criteria established in "Internal
Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2004.

     Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2004. The Report of the Independent Registered Public Accounting Firm on their audit of management's assessment of the Company's internal control over financial reporting and their audit on the effectiveness of the Company's internal control over financial reporting is included at page F-1. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-3.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled "Proposal
One -- Election of Directors," "Corporate Governance -- Information about MetLife's Board of Directors, "and "Stock Ownership of Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in MetLife, Inc.'s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, to be filed by MetLife, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2004 (the "2005 Proxy Statement").

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item pertaining to ownership of the Holding Company's common stock is incorporated herein by reference to the sections entitled "Stock Ownership of Directors and Executive Officers" and "Ownership of MetLife Common Stock" in the 2005 Proxy Statement.

     The following table provides information, as of December 31, 2004, regarding the securities authorized for issuance under the Holding Company's equity compensation plans:

                                                                              NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES    WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER
                                   TO BE ISSUED UPON     EXERCISE PRICE OF     EQUITY COMPENSATION
                                      EXERCISE OF           OUTSTANDING         PLANS (EXCLUDING
                                 OUTSTANDING OPTIONS,    OPTIONS, WARRANTS   SECURITIES REFLECTED IN
                                  WARRANTS AND RIGHTS       AND RIGHTS          THE FIRST COLUMN)
                                 ---------------------   -----------------   -----------------------
PLAN CATEGORY
Equity compensation plans
  approved by security
  holders(1)...................       23,262,101              $30.33               13,562,627(2)(3)
Equity compensation plans not
  approved by security
  holders......................             None                  --                     None
                                      ----------              ------               ----------
  Total........................       23,262,101              $30.33               13,562,627
                                      ==========              ======               ==========

---------------

(1) The MetLife, Inc. 2000 Stock Incentive Plan (the "2000 Stock Plan") and the MetLife, Inc. 2000 Directors Stock Plan (the "2000 Directors Stock Plan") were each approved by Metropolitan Life Insurance Company, the sole shareholder of the Holding Company at the time of approval. The policyholders of Metropolitan Life Insurance Company entitled to vote on its plan of reorganization (the "plan of reorganization") approved that plan of reorganization, which included both the 2000 Stock Plan and the

    2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares available for issuance under each plan.

(2) Under the plan of reorganization, the Holding Company is authorized to issue a maximum of 38,323,333 shares of common stock under certain compensation plans through April 7, 2005. Of the 38,323,333 shares:

     - 37,823,333 shares, representing five percent of the total number of shares of Holding Company common stock outstanding immediately after the effective date of the plan of reorganization, may be utilized (i) for issuances pursuant to options granted under the 2000 Stock Plan and the 2000 Directors Stock Plan, (ii) for issuances under the Long Term Performance Compensation Plan, (iii) for investment tracking valuation under the Metropolitan Life Auxiliary Savings and Investment Plan (a non-qualified savings and investment plan under which distributions are made in cash), and (iv) for investment tracking valuation and deferral of issuance under the MetLife Deferred Compensation Plan for Officers (a non-qualified deferred compensation plan). As of December 31, 2004, a total of 1,410,707 shares had been utilized with respect to the plans described in (ii), (iii) and (iv) above; and

     - 500,000 shares are available for issuance as share awards under the 2000 Directors Stock Plan. As of December 31, 2004, a total of 87,898 shares had been utilized with respect to share awards under this plan.

     Under the plan of reorganization, (i) the total number of shares of Holding Company common stock available for issuance under each of the above authorizations will be appropriately adjusted in the event of a common stock, dividend or split, recapitalization, merger, spin-off or similar change, and (ii) shares subject to options that are canceled, terminated or otherwise settled without the issuance of Holding Company common stock are again available for issuance under the plans.

(3) Under the 2000 Directors Stock Plan, the number of shares issuable pursuant to options may not exceed 378,233.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to the section entitled "Corporate Governance -- Certain Relationships and Related Transactions" in the 2005 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item is incorporated herein by reference to the section entitled "Proposal Two -- Ratification of Appointment of the Independent Auditor" in the 2005 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

        1.  Financial Statements

            The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 103.

        2.  Financial Statement Schedules

            The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 103.

        3.  Exhibits

            The exhibits are listed in the Exhibit Index which begins on page
            E-1.

                                 METLIFE, INC.

                                   SCHEDULE I

               CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN
                           INVESTMENTS IN AFFILIATES
                               DECEMBER 31, 2004
                             (DOLLARS IN MILLIONS)

                                                                                        AMOUNT AT
                                                          COST OR        ESTIMATED    WHICH SHOWN ON
                                                     AMORTIZED COST(1)   FAIR VALUE   BALANCE SHEET
                                                     -----------------   ----------   --------------
TYPE OF INVESTMENT
Fixed Maturities:
  Bonds:
     U.S. treasury/agency securities...............      $ 16,534         $ 17,826       $ 17,826
     State and political subdivision securities....         3,683            3,899          3,899
     Foreign government securities.................         7,637            8,585          8,585
     Public utilities..............................         8,885            9,419          9,419
     Convertibles and bonds with warrants
       attached....................................            25               27             27
     All other corporate bonds.....................        74,453           80,112         80,112
  Mortgage- and asset-backed securities............        54,566           55,607         55,607
  Other............................................           887              985            985
  Redeemable preferred stock.......................           326              303            303
                                                         --------         --------       --------
          Total fixed maturities...................       166,996          176,763        176,763
Equity Securities:
  Common stocks:
     Public utilities..............................             2                4              4
     Banks, trust and insurance companies..........            44               48             48
     Industrial, miscellaneous and all other.......         1,366            1,599          1,599
  Non-Redeemable preferred stocks..................           501              537            537
                                                         --------         --------       --------
          Total equity securities..................         1,913            2,188          2,188
Mortgage and other loans...........................        32,406           33,902         32,406
Policy loans.......................................         8,899            8,899          8,899
Real estate and real estate joint ventures.........         4,229              N/A          4,229
Real estate acquired in satisfaction of debt.......             4              N/A              4
Other limited partnership interests................         2,907              N/A          2,907
Short-term investments.............................         2,663            2,663          2,663
Other invested assets..............................         4,926              N/A          4,926
                                                         --------         --------       --------
          Total Investments........................      $224,943         $224,415       $234,985
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

                                 METLIFE, INC.

                                  SCHEDULE II

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
BALANCE SHEETS
ASSETS
Investments
  Fixed maturities, available-for-sale, at fair value
     (amortized cost: $1,971 and $1,524, respectively)......  $ 1,975   $ 1,539
  Short-term investments....................................      215         8
                                                              -------   -------
     Total investments......................................    2,190     1,547
Cash and cash equivalents...................................      623       317
Investment in subsidiaries..................................   26,069    23,418
Investment in subsidiaries held-for-sale....................      139       113
Loans to affiliates.........................................      500       510
Other assets................................................       76        67
                                                              -------   -------
     Total assets...........................................  $29,597   $25,972
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt -- unaffiliated.............................  $    --   $   106
Long-term debt -- unaffiliated..............................    5,717     3,957
Payables under securities loaned transactions...............      723       562
Other liabilities...........................................      333       198
                                                              -------   -------
     Total liabilities......................................    6,773     4,823
     Stockholders' equity...................................   22,824    21,149
                                                              -------   -------
     Total liabilities and stockholders' equity.............  $29,597   $25,972
                                                              =======   =======

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
STATEMENTS OF INCOME
Interest income.............................................  $   88   $   70   $   64
Investment gains (losses)...................................     (23)      (4)       2
Interest expense............................................    (245)    (193)    (162)
Other expenses..............................................     (31)     (45)     (43)
                                                              ------   ------   ------
  Loss before income tax benefit............................    (211)    (172)    (139)
Income tax benefit..........................................     (71)     (65)     (49)
Equity in earnings of subsidiaries..........................   2,848    2,006    1,203
Income from discontinued operations of subsidiaries, net of
  income taxes..............................................     136      344      492
Cumulative effect of a change in accounting of subsidiaries,
  net of income taxes.......................................     (86)     (26)      --
                                                              ------   ------   ------
  Net income................................................  $2,758   $2,217   $1,605
                                                              ======   ======   ======

                                 METLIFE, INC.

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------

CONDENSED STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................   $ 2,758     $ 2,217     $ 1,605
  Earnings of subsidiaries..................................    (2,898)     (2,324)     (1,695)
  Dividends from subsidiaries...............................     1,251       1,728         986
  Other, net................................................        63          51        (190)
                                                               -------     -------     -------
Net cash provided by operating activities...................     1,174       1,672         706
                                                               -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of fixed maturities.................................     1,628       1,333         917
  Purchases of fixed maturities.............................    (2,038)     (1,631)     (2,147)
  Net change in short-term investments......................      (207)         88         (96)
  Net change in payable under securities loaned
     transactions...........................................       161          84         478
  Purchase of subsidiaries..................................       (50)     (2,112)     (2,355)
  Capital contribution to subsidiaries......................      (761)       (239)       (595)
  Loan to affiliate.........................................        10         (10)       (500)
  Other, net................................................        27        (168)         --
                                                               -------     -------     -------
Net cash used in investing activities.......................    (1,230)     (2,655)     (4,298)
                                                               -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term debt.............................      (106)       (143)        249
  Long-term debt issued.....................................     1,760         697         992
  Treasury stock acquired...................................    (1,000)        (97)       (471)
  Settlement of common stock purchase contracts.............        --       1,006          --
  Dividends paid............................................      (343)       (175)       (147)
  Stock options exercised...................................        51          --          --
                                                               -------     -------     -------
Net cash provided by financing activities...................       362       1,288         623
                                                               -------     -------     -------
Change in cash and cash equivalents.........................       306         305      (2,969)
Cash and cash equivalents, beginning of year................       317          12       2,981
                                                               -------     -------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................   $   623     $   317     $    12
                                                               =======     =======     =======
Supplemental disclosures of cash flow information:
Net cash paid during the year for:
     Interest...............................................   $   250     $   155     $   158
                                                               =======     =======     =======
     Income taxes...........................................   $  (118)    $   (90)    $    28
                                                               =======     =======     =======
Non-cash transactions during the year:
  MetLife Capital Trust I transactions......................   $    --     $ 1,037     $    --
                                                               =======     =======     =======

                                 METLIFE, INC.

         CONDENSED FINANCIAL INFORMATION OF METLIFE, INC. (REGISTRANT)
                             (DOLLARS IN MILLIONS)

     Debt consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Senior notes, interest rates ranging from 3.91% to 6.50%,
  maturity dates ranging from 2005 to 2034..................   $5,717       $3,957
                                                               ------       ------

Total long-term debt........................................   $5,717       $3,957
Total short-term debt.......................................       --          106
                                                               ------       ------
                                                               $5,717       $4,063
                                                               ======       ======

     The Holding Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2005 and $1.5 billion expiring in 2009) which it shares with Metropolitan Life and MetLife Funding ("the Borrowers"). Borrowings under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the Borrowers' commercial paper programs. At December 31, 2004, none of the Borrowers' had borrowed against these credit facilities.

     At December 31, 2004, the Holding Company had $369 million in outstanding letters of credit from various banks.

     The aggregate maturities of long-term debt for the Holding Company are $1,010 million in 2005, $499 million in 2006, and $4,208 million thereafter. There are no maturities of long-term debt for the years 2007 through 2009.

     The Holding Company had no short-term debt at December 31, 2004. Short-term debt of the Holding Company of $106 million at December 31, 2003 consisted of commercial paper with a weighted average interest rate of 1.1% and a weighted average maturity of 12 days. The Company had no other collateralized borrowings at December 31, 2004 and 2003.

     Interest expense related to the Company's indebtedness included in other expenses was $245 million, $193 million and $162 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                                 METLIFE, INC.

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (DOLLARS IN MILLIONS)

                                          FUTURE POLICY
                                         BENEFITS, OTHER
                                          POLICYHOLDER
                                            FUNDS AND
                       DEFERRED POLICY    POLICYHOLDER     POLICYHOLDER   POLICYHOLDER
                         ACQUISITION        DIVIDEND         ACCOUNT       DIVIDENDS      UNEARNED     PREMIUM REVENUE
SEGMENT                     COSTS          OBLIGATION        BALANCES       PAYABLE      REVENUE(1)   AND POLICY CHARGES
-------                ---------------   ---------------   ------------   ------------   ----------   ------------------
2004
Institutional........      $   965          $ 37,502         $32,408         $  173        $   16          $10,820
Individual...........        9,279            58,531          43,673            887           944            6,003
Auto & Home..........          185             3,180              --             --            --            2,948
International........        1,287             5,431           2,592              2           183            2,085
Reinsurance..........        2,620             6,063           4,901              9            --            3,367
Corporate &
  Other(2)...........           --            (1,321)             (4)            --            --               (7)
                           -------          --------         -------         ------        ------          -------
                           $14,336          $109,386         $83,570         $1,071        $1,143          $25,216
                           =======          ========         =======         ======        ======          =======
2003
Institutional........      $   739          $ 33,776         $27,637         $  186        $    7          $ 9,728
Individual...........        8,817            57,331          42,087            860           876            5,933
Auto & Home..........          180             2,943              --             --            --            2,908
International........        1,046             4,735           2,441              3           110            1,950
Reinsurance..........        2,160             5,494           4,289             --            --            2,668
Corporate &
  Other(2)...........            1            (1,658)           (553)            --            --              (18)
                           -------          --------         -------         ------        ------          -------
                           $12,943          $102,621         $75,901         $1,049        $  993          $23,169
                           =======          ========         =======         ======        ======          =======
2002
Institutional........      $   608          $ 32,516         $22,819         $  162        $    4          $ 8,869
Individual...........        8,521            56,118          38,832            863           856            5,886
Auto & Home..........          175             2,673              --             --            --            2,828
International........          945             3,919           1,959              5            47            1,655
Reinsurance..........        1,477             3,974           3,413             --            --            2,005
Corporate &
  Other(2)...........            1            (1,818)           (193)            --            --              (19)
                           -------          --------         -------         ------        ------          -------
                           $11,727          $ 97,382         $66,830         $1,030        $  907          $21,224
                           =======          ========         =======         ======        ======          =======

---------------

(1) Amounts are included in Future Policy Benefits, Other Policyholder Funds and Policyholder Dividend Obligation.

(2) Includes amounts related to SSRM, which are reported in discontinued operations.

                                 METLIFE, INC.

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
          AT AND FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (DOLLARS IN MILLIONS)

                                                                        AMORTIZATION OF
                                                                        DEFERRED POLICY                 PREMIUMS
                                      INVESTMENT     POLICYHOLDER      ACQUISITION COSTS     OTHER      WRITTEN
                                       INCOME,       BENEFITS AND      CHARGED TO OTHER    OPERATING   (EXCLUDING
SEGMENT                                  NET       INTEREST CREDITED       EXPENSES        EXPENSES      LIFE)
-------                               ----------   -----------------   -----------------   ---------   ----------
2004
Institutional.......................   $ 4,472          $12,094             $  117          $1,898       $   --
Individual..........................     6,130            6,776                782           3,794           --
Auto & Home.........................       171            2,079                449             348        2,954
International.......................       585            1,766                137             534           --
Reinsurance.........................       588            2,937                420             563           --
Corporate & Other(1)................       472                8                 --             533           --
                                       -------          -------             ------          ------       ------
                                       $12,418          $25,660             $1,905          $7,670       $2,954
                                       =======          =======             ======          ======       ======
2003
Institutional.......................   $ 4,028          $10,758             $   68          $1,914       $   --
Individual..........................     6,194            6,832                686           3,862           --
Auto & Home.........................       158            2,139                436             321        2,952
International.......................       502            1,600                226             489          157
Reinsurance.........................       473            2,320                371             390           --
Corporate & Other(1)................       184               51                 --             304           --
                                       -------          -------             ------          ------       ------
                                       $11,539          $23,700             $1,787          $7,280       $3,109
                                       =======          =======             ======          ======       ======
2002
Institutional.......................   $ 3,909          $10,277             $   61          $1,585       $   --
Individual..........................     6,237            6,857                754           3,655           --
Auto & Home.........................       177            2,019                431             362        2,866
International.......................       461            1,467                128             414          127
Reinsurance.........................       421            1,700                270             369           --
Corporate & Other(1)................       (22)               3                 --             726           --
                                       -------          -------             ------          ------       ------
                                       $11,183          $22,323             $1,644          $7,111       $2,993
                                       =======          =======             ======          ======       ======

---------------

(1) Includes amounts related to SSRM, which are reported in discontinued operations.

                                 METLIFE, INC.

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (DOLLARS IN MILLIONS)

                                                                                         % AMOUNT
                                                                                         ASSUMED
                                     GROSS AMOUNT    CEDED      ASSUMED     NET AMOUNT    TO NET
                                     ------------   --------   ----------   ----------   --------
2004
Life insurance in force............   $2,781,806    $613,881   $1,565,092   $3,733,017     41.9%
                                      ==========    ========   ==========   ==========
Insurance Premium
Life insurance.....................   $   13,028    $  2,016   $    4,329   $   15,341     28.2%
Accident and health................        4,194         300          122        4,016      3.0%
Property and casualty insurance....        3,015          97           41        2,959      1.4%
                                      ----------    --------   ----------   ----------
     Total insurance premium.......   $   20,237    $  2,413   $    4,492   $   22,316     20.1%
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

March 7, 2005

                                          METLIFE, INC.

                                          By:    /s/ ROBERT H. BENMOSCHE
                                            ------------------------------------
                                              Name: Robert H. Benmosche
                                            Title: Chairman of the Board
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----



       /s/ ROBERT H. BENMOSCHE               Chairman of the Board and         March 7, 2005
-------------------------------------         Chief Executive Officer
         Robert H. Benmosche               (Principal Executive Officer)




       /s/ CURTIS H. BARNETTE                        Director                  March 7, 2005
-------------------------------------
         Curtis H. Barnette




       /s/ BURTON A. DOLE, JR.                       Director                  March 7, 2005
-------------------------------------
         Burton A. Dole, Jr.




         /s/ CHERYL W. GRISE                         Director                  March 7, 2005
-------------------------------------
           Cheryl W. Grise




        /s/ JAMES R. HOUGHTON                        Director                  March 7, 2005
-------------------------------------
          James R. Houghton




                                                     Director
-------------------------------------
           Harry P. Kamen




                                                     Director
-------------------------------------
          Helene L. Kaplan




          /s/ JOHN M. KEANE                          Director                  March 7, 2005
-------------------------------------
            John M. Keane




                                                     Director
-------------------------------------
           James M. Kilts




       /s/ CHARLES M. LEIGHTON                       Director                  March 7, 2005
-------------------------------------
         Charles M. Leighton

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----





        /s/ SYLVIA M. MATHEWS                        Director                  March 7, 2005
-------------------------------------
          Sylvia M. Mathews




          /s/ HUGH B. PRICE                          Director                  March 7, 2005
-------------------------------------
            Hugh B. Price




      /s/ KENTON J. SICCHITANO                       Director                  March 7, 2005
-------------------------------------
        Kenton J. Sicchitano




     /s/ WILLIAM C. STEERE, JR.                      Director                  March 7, 2005
-------------------------------------
       William C. Steere, Jr.




       /s/ WILLIAM J. WHEELER              Executive Vice-President and        March 7, 2005
-------------------------------------         Chief Financial Officer
         William J. Wheeler                (Principal Financial Officer)




    /s/ JOSEPH J. PROCHASKA, JR.              Senior Vice-President,           March 7, 2005
-------------------------------------         Finance Operations and
      Joseph J. Prochaska, Jr.               Chief Accounting Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
 2.1      --    Plan of Reorganization (Incorporated by reference to Exhibit
                2.1 to MetLife, Inc.'s Registration Statement on Form S-1
                (No. 333-91517) (the "S-1 Registration Statement")).........
 2.2      --    Amendment to Plan of Reorganization dated as of March 9,
                2000 (Incorporated by reference to Exhibit 2.2 to the S-1
                Registration Statement).....................................
 3.1      --    Amended and Restated Certificate of Incorporation of
                MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to
                MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
                year ended December 31, 2000 (the "2000 Annual Report"))....
 3.2      --    MetLife, Inc. Amended and Restated By-Laws effective July
                27, 2004 (Incorporated by reference to Exhibit 3.2 to
                MetLife, Inc.'s Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2004 (the "Second Quarter 2004
                10-Q")).....................................................
 4.1(a)   --    Indenture dated as of November 9, 2001 between MetLife, Inc.
                and Bank One Trust Company, N.A. (predecessor to J.P. Morgan
                Trust Company, National Association) relating to Senior Debt
                Securities (Incorporated by reference to Exhibit 4.1 to
                MetLife, Inc.'s Current Report on Form 8-K dated November
                28, 2001 (the "2001 Form 8-K")).............................
 4.1(b)   --    Form of Indenture for Senior Debt Securities between
                MetLife, Inc. and one or more banking institutions to be
                qualified as Trustee pursuant to Section 305(b)(2) of the
                Trust Indenture Act of 1939 (Incorporated by reference to
                Exhibit 4.1(a), except for the name of the trustee).........
 4.2      --    First Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 5.25% Senior Notes due December
                1, 2006 (Incorporated by reference to Exhibit 4.2 to the
                2001 Form 8-K)..............................................
 4.3      --    Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 6.125% Senior Notes due
                December 1, 2011 (Incorporated by reference to Exhibit 4.3 to the 2001 Form 8-K).......................................
 4.4      --    Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 5.375% Senior Notes due
                December 15, 2012 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated December
                17, 2002 (the "2002 Form 8-K")).............................
 4.5      --    Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
                (predecessor to J.P. Morgan Trust Company, National
                Association) relating to the 6.50% Senior Notes due December
                15, 2032 (Incorporated by reference to Exhibit 4.2 to the
                2002 Form 8-K)..............................................
 4.6      --    Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.) relating to the 5.875% Senior Notes due
                November 21, 2033 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated November
                21, 2003 (the "Retail Form 8-K")............................
 4.7      --    Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.) relating to the 5.00% Senior Notes due
                November 24, 2013 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated November
                24, 2003 (the "Institutional Form 8-K"))....................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
 4.8      --    Seventh Supplemental Indenture dated as of June 3, 2004
                between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.), as trustee, relating to the 5.50% Senior
                Notes due June 15, 2014 (Incorporated by reference to
                Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K
                dated June 3, 2004 (the "June 2004 Form 8-K"))..............
 4.9      --    Eighth Supplemental Indenture dated as of June 3, 2004
                between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.), as trustee, relating to the 6.375% Senior
                Notes due June 15, 2034 (Incorporated by reference to
                Exhibit 4.3 to the June 2004 Form 8-K)......................
 4.10     --    Ninth Supplemental Indenture dated as of July 23, 2004
                between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.), as trustee, relating to the 5.50% Senior
                Notes due June 15, 2014 (Incorporated by reference to
                MetLife, Inc.'s Current Report on Form 8-K dated July 23,
                2004 (the "July 2004 Form 8-K"))............................
 4.11     --    Tenth Supplemental Indenture dated as of July 23, 2004
                between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.), as trustee, relating to the 6.375% Senior
                Notes due June 15, 2034 (Incorporated by reference to
                Exhibit 4.3 to the July 2004 Form 8-K)......................
 4.12     --    Eleventh Supplemental Indenture dated as of December 9, 2004 between MetLife, Inc. and J.P. Morgan Trust Company,
                National Association (as successor to Bank One Trust
                Company, N.A.), as trustee, relating to the 5.375% Senior
                Notes due December 9, 2024 (Incorporated by reference to
                Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K
                dated December 9, 2004 (the "December 2004 Form 8-K"))......
 4.13(a)  --    Form of Indenture between MetLife, Inc. and J.P. Morgan
                Trust Company, National Association (as successor to Bank
                One Trust Company, N.A.) relating to Subordinated Debt
                Securities (Incorporated by reference to Exhibit 4.2 to
                MetLife, Inc.'s, MetLife Capital Trust II's and MetLife
                Capital Trust III's Registration Statement on Form S-3 (Nos.
                333-61282, 333-61282-01 and 333-61282-02) (the "2001 S-3
                Registration Statement"))...................................
 4.13(b)  --    Form of Indenture for Subordinated Debt Securities between
                MetLife, Inc. and one or more banking institutions to be
                qualified as Trustee pursuant to Section 305(b)(2) of the
                Trust Indenture Act of 1939 (Incorporated by reference to
                Exhibit 4.13(a), except for the name of the trustee)........
 4.14     --    Form of 5.25% Senior Note due December 1, 2006 (Included in
                Exhibit 4.2 incorporated by reference to Exhibit 4.2 to the
                2001 Form 8-K)..............................................
 4.15     --    Form of 6.125% Senior Note due December 1, 2011 (Included in
                Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the
                2001 Form 8-K)..............................................
 4.16     --    Form of 5.375% Senior Note due December 15, 2012 (Included
                in Exhibit 4.4 incorporated by reference to Exhibit 4.1 to the 2002 Form 8-K)..........................................
 4.17     --    Form of 6.50% Senior Note due December 15, 2032 (Included in
                Exhibit 4.5 incorporated by reference to Exhibit 4.2 to the
                2002 Form 8-K)..............................................
 4.18     --    Form of 5.875% Senior Note due November 21, 2033 (Included
                in Exhibit 4.6 incorporated by reference to Exhibit 4.2 to the Retail Form 8-K)........................................
 4.19     --    Form of 5.00% Senior Note due November 24, 2013 (Included in
                Exhibit 4.7 incorporated by reference to Exhibit 4.2 to the
                Institutional Form 8-K).....................................
 4.20     --    Form of 5.50% Senior Note due June 15, 2014 (Included in
                Exhibit 4.8 incorporated by reference to Exhibit 4.1 to the
                June 2004 Form 8-K).........................................
 4.21     --    Form of 6.375% Senior Note due June 15, 2034 (Included in
                Exhibit 4.9 incorporated by reference to Exhibit 4.3 to the
                June 2004 Form 8-K).........................................
 4.22     --    Form of 5.50% Senior Note due June 15, 2014 (Included in
                Exhibit 4.10 incorporated by reference to Exhibit 4.1 to the
                July 2004 Form 8-K).........................................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
 4.23     --    Form of 6.375% Senior Note due June 15, 2034 (Included in
                Exhibit 4.11 incorporated by reference to Exhibit 4.3 to the
                July 2004 Form 8-K).........................................
 4.24     --    Form of 5.375% Senior Note due December 9, 2024 (Included in
                Exhibit 4.12 incorporated by reference to Exhibit 4.1 to the
                December 2004 Form 8-K).....................................
 4.25     --    Certificate of Trust of MetLife Capital Trust II
                (Incorporated by reference to Exhibit 4.6 to the 2001 S-3
                Registration Statement).....................................
 4.26     --    Certificate of Trust of MetLife Capital Trust III
                (Incorporated by reference to Exhibit 4.7 to the 2001 S-3
                Registration Statement).....................................
 4.27     --    Certificate of Amendment to Certificate of Trust of MetLife
                Capital Trust II (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.'s, MetLife Capital Trust II's and MetLife
                Capital Trust III's Registration Statement on Form S-3 (Nos.
                333-112073, 333-112073-01 and 333-112073-02) (the "2004 S-3
                Registration Statement"))...................................
 4.28     --    Certificate of Amendment to Certificate of Trust of MetLife
                Capital Trust III (Incorporated by reference to Exhibit 4.6 to the 2004 S-3 Registration Statement).....................
 4.29     --    Declaration of Trust of MetLife Capital Trust II
                (Incorporated by reference to Exhibit 4.8 to the 2001 S-3
                Registration Statement).....................................
 4.30     --    Declaration of Trust of MetLife Capital Trust III
                (Incorporated by reference to Exhibit 4.9 to the 2001 S-3
                Registration Statement).....................................
 4.31     --    Removal and Appointment of Trustees of MetLife Capital Trust
                II (Incorporated by reference to Exhibit 4.9 to the 2004 S-3
                Registration Statement).....................................
 4.32     --    Removal and Appointment of Trustees of MetLife Capital Trust
                III (Incorporated by reference to Exhibit 4.10 to the 2004
                S-3 Registration Statement).................................
 4.33     --    Form of Amended and Restated Declaration of Trust of MetLife
                Capital Trust II (Incorporated by reference to Exhibit 4.10 to the 2001 S-3 Registration Statement).....................
 4.34     --    Form of Amended and Restated Declaration of Trust of MetLife
                Capital Trust III (Incorporated by reference to Exhibit 4.11 to the 2001 S-3 Registration Statement).....................
 4.35     --    Form of Trust Preferred Security Certificate of MetLife
                Capital Trust II (Included in Exhibit 4.33 incorporated by reference to Exhibit 4.10 to the 2001 S-3 Registration
                Statement)..................................................
 4.36     --    Form of Trust Preferred Security Certificate of MetLife
                Capital Trust III (Included in Exhibit 4.34 incorporated by reference to Exhibit 4.11 to the 2001 S-3 Registration
                Statement)..................................................
 4.37     --    Form of Trust Preferred Securities Guarantee Agreement for
                MetLife Capital Trust II (Incorporated by reference to
                Exhibit 4.14 to the 2001 S-3 Registration Statement)........
 4.38     --    Form of Trust Preferred Securities Guarantee Agreement for
                MetLife Capital Trust III (Incorporated by reference to
                Exhibit 4.15 to the 2001 S-3 Registration Statement)........
 4.39     --    Form of Common Securities Guarantee Agreement for MetLife
                Capital Trust II (Incorporated by reference to Exhibit 4.16 to the 2001 S-3 Registration Statement).....................
 4.40     --    Form of Common Securities Guarantee Agreement for MetLife
                Capital Trust III (Incorporated by reference to Exhibit 4.17 to the 2001 S-3 Registration Statement).....................
 4.41     --    Form of Certificate for Common Stock, par value $0.01 per
                share (Incorporated by reference to Exhibit 4.1 to the S-1
                Registration Statement).....................................
 4.42     --    Indenture between MetLife, Inc. and The Bank of New York, as trustee, relating to the debt securities (Incorporated by
                reference to Exhibit 4.2 to the 2000 Annual Report).........
 4.43     --    First Supplemental Indenture between MetLife, Inc. and The
                Bank of New York, as trustee, relating to the Debentures
                (Incorporated by reference to Exhibit 4.3 to the 2000 Annual
                Report).....................................................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
 4.44     --    Certificate of Trust of MetLife Capital Trust I
                (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.'s and MetLife Capital Trust I's Registration Statement on Form
                S-1 (Nos. 333-32074 and 333-32074-01) (the "Trust
                Registration Statement"))...................................
 4.45     --    Declaration of Trust of MetLife Capital Trust I
                (Incorporated by reference to Exhibit 4.4 to the Trust
                Registration Statement).....................................
 4.46     --    Amended and Restated Declaration of Trust of MetLife Capital
                Trust I (Incorporated by reference to Exhibit 4.6 to the
                2000 Annual Report).........................................
 4.47     --    Capital Securities Guarantee Agreement for MetLife Capital
                Trust I (Incorporated by reference to Exhibit 4.7 to the
                2000 Annual Report).........................................
 4.48     --    Capital Security Certificate of MetLife Capital Trust I
                (Included in Exhibit 4.46 incorporated by reference to
                Exhibit 4.6 to the 2000 Annual Report)......................
 4.49     --    Purchase Contract Agreement (Incorporated by reference to
                Exhibit 4.9 to the 2000 Annual Report)......................
 4.50     --    Pledge Agreement (Incorporated by reference to Exhibit 4.10 to the 2000 Annual Report)..................................
 4.51     --    Form of Debenture (Included in Exhibit 4.43 incorporated by reference to Exhibit 4.3 to the 2000 Annual Report).........
 4.52     --    Form of Normal Unit (Included in Exhibit 4.49 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
 4.53     --    Form of Stripped Unit (Included in Exhibit 4.49 incorporated by reference to Exhibit 4.9 to the 2000 Annual Report)......
 4.54     --    Common Securities Guarantee Agreement (Incorporated by
                reference to Exhibit 4.14 to the 2000 Annual Report)........
 4.55     --    Rights Agreement (Incorporated by reference to Exhibit 10.6 to the 2000 Annual Report)..................................
 4.56     --    Form of Certificate of Designation (Included as Exhibit A of
                Exhibit 4.55)...............................................
 4.57     --    Form of Right Certificate (Included as Exhibit B of Exhibit
                4.55).......................................................
 4.58     --    Form of Warrant Agreement (Incorporated by reference to
                Exhibit 4.23 to the 2004 S-3 Registration Statement)**......
 4.59     --    Form of Deposit Agreement (Incorporated by reference to
                Exhibit 4.24 to the 2004 S-3 Registration Statement)**......
 4.60     --    Form of Depositary Receipt (Included in Exhibit 4.59)**.....
 4.61     --    Form of Purchase Contract Agreement (Incorporated by
                reference to Exhibit 4.26 to the 2004 S-3 Registration
                Statement)**................................................
 4.62     --    Form of Pledge Agreement (Incorporated by reference to
                Exhibit 4.27 to the 2004 S-3 Registration Statement)**......
 4.63     --    Form of Unit Agreement (Incorporated by reference to Exhibit
                4.28 to the 2004 S-3 Registration Statement)**..............
 4.64     --    Form of Capital Note (Incorporated by reference to Exhibit
                10.44 to the S-1 Registration Statement)....................
10.1      --    Form of Amended and Restated Employment Continuation
                Agreement with Messrs. Benmosche and Nagler (Incorporated by reference to Exhibit 10.8 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001
                (the "2001 Annual Report"))*................................
10.2      --    Form of Amended and Restated Employment Continuation
                Agreement with Messrs. Henrikson and Toppeta (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report)*....
10.3      --    Amended and Restated Employment Continuation Agreement with
                Ms. Rein (Incorporated by reference to Exhibit 10.17 to the
                2001 Annual Report)*........................................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.4      --    Amended and Restated Employment Continuation Agreement with
                Ms. Weber (Incorporated by reference to Exhibit 10.58 to the
                2001 Annual Report)*........................................
10.5      --    Amended and Restated Employment Continuation Agreement with
                Mr. Cavanagh (Incorporated by reference to Exhibit 10.48 to
                MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
                year ended December 31, 2002 (the "2002 Annual Report")*....
10.6      --    Form of Employment Continuation Agreement with Messrs.
                Launer and Lipscomb (Incorporated by reference to Exhibit
                10.1 to MetLife, Inc.'s Quarterly Report on Form 10-Q for
                the quarter ended September 30, 2003 (the "Third Quarter
                2003 10-Q")*................................................
10.7      --    Form of Employment Continuation Agreement with Mr. Wheeler
                (Incorporated by reference to Exhibit 10.7 to MetLife,
                Inc.'s Annual Report on Form 10-K for the fiscal year ended
                December 31, 2003 (the "2003 Annual Report"))*..............
10.8      --    Agreement, Waiver and General Release dated August 26, 2003 between MetLife Group, Inc. and Gerald Clark (Incorporated by reference to Exhibit 10.9 to the 2003 Annual Report)*....
10.9      --    Agreement, Waiver and General Release dated August 18, 2004 between MetLife Group, Inc. and Stewart G. Nagler
                (Incorporated by reference to Exhibit 10.5 to MetLife,
                Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2004 (the "Third Quarter 2004 10-Q"))*........
10.10     --    MetLife, Inc. 2000 Stock Incentive Plan, as amended and
                Restated March 28, 2000 (Incorporated by reference to
                Exhibit 10.7 to the S-1 Registration Statement)*............
10.11     --    MetLife, Inc. 2000 Stock Incentive Plan, as amended
                effective February 8, 2002 (Incorporated by reference to
                Exhibit 10.13 to the 2001 Annual Report)*...................
10.12     --    Form of Management Stock Option Agreement (Incorporated by
                reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2002 (the
                "Second Quarter 2002 10-Q"))*...............................
10.13     --    Form of Director Stock Option Agreement (Incorporated by
                reference to Exhibit 10.3 to the Second Quarter 2002
                10-Q)*......................................................
10.14     --    MetLife, Inc. 2000 Directors Stock Plan, as amended and
                restated March 28, 2000 (Incorporated by reference to
                Exhibit 10.8 to the S-1 Registration Statement)*............
10.15     --    MetLife, Inc. 2000 Directors Stock Plan, as amended
                effective February 8, 2002 (Incorporated by reference to
                Exhibit 10.16 to the 2001 Annual Report)*...................
10.16     --    MetLife, Inc. 2005 Stock and Incentive Compensation Plan,
                effective April 15, 2005 (the "2005 SIC Plan") (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended March 31, 2004
                (the "First Quarter 2004 10-Q"))*...........................
10.17     --    MetLife, Inc. 2005 Non-Management Director Stock
                Compensation Plan, effective April 15, 2005 (Incorporated by reference to Exhibit 10.3 to the First Quarter 2004
                10-Q)*......................................................
10.18     --    Form of Stock Option Agreement under the 2005 SIC Plan
                (Incorporated by reference to Exhibit 10.1 to MetLife,
                Inc.'s Current Report on Form 8-K, dated February 22, 2005
                (the "February 2005 Form 8-K"))*............................
10.19     --    Form of Restricted Stock Unit Agreement under the 2005 SIC
                Plan*.......................................................
10.20     --    Form of Management Performance Share Agreement under the
                2005 SIC Plan (Incorporated by reference to Exhibit 10.2 to the February 2005 Form 8-K)*................................
10.21     --    Policyholder Trust Agreement (Incorporated by reference to
                Exhibit 10.12 to the S-1 Registration Statement)............

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.22     --    Restatement of the Excess Asbestos Indemnity Insurance
                Policy, dated as of December 31, 1998, between Stockwood
                Reinsurance Company, Ltd. and Metropolitan Life Insurance
                Company (Incorporated by reference to Exhibit 10.13 to the
                S-1 Registration Statement).................................
10.23     --    Restatement of the Excess Asbestos Indemnity Insurance
                Policy, dated as of December 31, 1998, between European
                Reinsurance Corporation of America and Metropolitan Life
                Insurance Company (Incorporated by reference to Exhibit
                10.14 to the S-1 Registration Statement)....................
10.24     --    Restatement of the Excess Asbestos Indemnity Insurance
                Policy, dated as of December 31, 1998, between Granite State
                Insurance Company and Metropolitan Life Insurance Company
                (Incorporated by reference to Exhibit 10.16 to the S-1
                Registration Statement).....................................
10.25     --    Amended and Restated Aggregate Excess of Loss Reinsurance
                Agreement, dated as of March 1, 2000 between American
                International Life Assurance Company of New York and
                Metropolitan Life Insurance Company (Incorporated by
                reference to Exhibit 10.1 to the MetLife, Inc. Quarterly
                Report on Form 10-Q for the quarter ended March 31, 2000
                (the "First Quarter 2000 10-Q"))............................
10.26     --    Amended and Restated Aggregate Excess of Loss Reinsurance
                Agreement, dated as of March 1, 2000, between Stockwood
                Reinsurance Company, Ltd. and Metropolitan Life Insurance
                Company (Incorporated by reference to Exhibit 10.2 to the
                First Quarter 2000 10-Q)....................................
10.27     --    Credit Agreement, dated as of April 23, 2002 (the
                "Three-Year Credit Agreement"), among MetLife, Inc.,
                Metropolitan Life Insurance Company, MetLife Funding, Inc.
                and other parties signatory thereto (Incorporated by
                reference to Exhibit 10.1 to the Second Quarter 2002
                10-Q).......................................................
10.28     --    First Amendment to the Three-Year Credit Agreement, dated as of December 19, 2003, among MetLife, Inc., Metropolitan Life
                Insurance Company, MetLife Funding, Inc. and the other
                parties signatory thereto (Incorporated by reference to
                Exhibit 10.25 to the 2003 Annual Report)....................
10.29     --    Letter from MetLife, Inc., Metropolitan Life Insurance
                Company and MetLife Funding, Inc. to Bank of America, N.A.,
                as administrative agent, terminating as of April 23, 2004, the Three-Year Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Third Quarter 2004 10-Q).............
10.30     --    Credit Agreement, dated as of April 25, 2003, among MetLife,
                Inc., Metropolitan Life Insurance Company, MetLife Funding,
                Inc. and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2003 (the
                "Second Quarter 2003 10-Q").................................
10.31     --    Five Year Credit Agreement, dated as of April 23, 2004,
                among MetLife, Inc., Metropolitan Life Insurance Company,
                MetLife Funding, Inc. and the other parties signatory
                thereto (Incorporated by reference to Exhibit 10.1 to the
                Second Quarter 2004 10-Q)...................................
10.32     --    364-Day Credit Agreement, dated as of April 23, 2004, among
                MetLife, Inc., Metropolitan Life Insurance Company, MetLife
                Funding, Inc. and the other parties signatory thereto
                (Incorporated by reference to Exhibit 10.2 to the Second
                Quarter 2004 10-Q)..........................................
10.33     --    Stipulation of Settlement, as amended, relating to
                Metropolitan Life Insurance Company Sales Practices
                Litigation (Incorporated by reference to Exhibit 10.21 to
                the S-1 Registration Statement).............................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.34     --    Regulatory Settlement Agreement dated as of August 29, 2002, by and between Metropolitan Life Insurance Company and the
                State of New York Insurance Department, along with the
                insurance regulators of each of the states of the United
                States and of the District of Columbia that adopt, approve and agree to the Regulatory Settlement Agreement
                (Incorporated by reference to Exhibit 10.1 to MetLife,
                Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2002 ("the Third Quarter 2002 10-Q")).........
10.35     --    Stipulation of Settlement dated August 29, 2002, by and
                between Thompson et al., as Plaintiffs in their individual and representative capacities, and Metropolitan Life
                Insurance Company, as Defendant (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2002 10-Q).............
10.36     --    Long Term Performance Compensation Plan (for performance
                periods starting on or after April 1, 2001, as amended)
                (Incorporated by reference to Exhibit 10.24 to the 2002
                Annual Report)*.............................................
10.37     --    MetLife Annual Variable Incentive Plan ("AVIP")
                (Incorporated by reference to Exhibit 10.1 to the First
                Quarter 2004 10-Q)*.........................................
10.38     --    Excerpt of Resolutions of the MetLife, Inc. Board of
                Directors (adopted December 14, 2004) regarding the
                selection of performance measures for awards under AVIP*....
10.39     --    Metropolitan Life Auxiliary Savings and Investment Plan (as
                amended and restated, effective January 1, 2004)
                (Incorporated by reference to Exhibit 10.2 to the Third
                Quarter 2004 10-Q)*.........................................
10.40     --    Metropolitan Life Supplemental Auxiliary Savings and
                Investment Plan (as amended and restated, effective January
                1, 2004) (Incorporated by reference to Exhibit 10.3 to the
                Third Quarter 2004 10-Q)*...................................
10.41     --    1993 Fiscal Agency Agreement between Metropolitan Life
                Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 1, 1993 (Incorporated by reference to Exhibit
                10.45 to the S-1 Registration Statement)....................
10.42     --    1995 Fiscal Agency Agreement between Metropolitan Life
                Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 13, 1995 (Incorporated by reference to
                Exhibit 10.46 to the S-1 Registration Statement)............
10.43     --    Fiscal Agency Agreement between New England Mutual Life
                Insurance Company and The First National Bank of Boston,
                dated as of February 10, 1994 (Incorporated by reference to
                Exhibit 10.47 to the S-1 Registration Statement)............
10.44     --    Fiscal Agency Agreement between General American Life
                Insurance Company and The Bank of New York, dated as of
                January 24, 1994 (Incorporated by reference to Exhibit 10.48 to the S-1 Registration Statement)..........................
10.45     --    MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003 (Incorporated by
                reference to Exhibit 10.5 to the Third Quarter 2003
                10-Q)*......................................................
10.46     --    MetLife Leadership Deferred Compensation Plan (Incorporated
                by reference to Exhibit 4.1 to MetLife, Inc.'s Registration
                Statement on Form S-8 (No. 333-121343))*....................
10.47     --    MetLife Deferred Compensation Plan for Outside Directors,
                effective December 9, 2003 (Incorporated by reference to
                Exhibit 10.55 to the 2003 Annual Report)*...................
10.48     --    The MetLife Non-Management Directors Deferred Compensation
                Plan (Incorporated by reference to Exhibit 4.1 to MetLife,
                Inc.'s Registration Statement on Form S-8 (No.
                333-121342))*...............................................
10.49     --    General American Life Insurance Company Directors' Deferred
                Savings Plan for Non-Employee Directors 2002 (Incorporated
                by reference to Exhibit 10.67 to the 2001 Annual Report)*...
10.50     --    MetLife Auxiliary Pension Plan, effective January 1, 2003
                (Incorporated by reference to Exhibit 10.53 to the 2002
                Annual Report)*.............................................

EXHIBIT                                                                       PAGE
  NO.                                   DESCRIPTION                           NO.
-------                                 -----------                           ----
10.51     --    Amendment to the MetLife Auxiliary Pension Plan, effective
                January 1, 2003 (Incorporated by reference to Exhibit 10.54 to the 2002 Annual Report)*.................................
10.52     --    MetLife Auxiliary Pension Plan dated October 31, 2003 (as
                amended and restated, effective January 1, 2003)
                (Incorporated by reference to Exhibit 10.59 to the 2003
                Annual Report)*.............................................
10.53     --    MetLife Plan for Transition Assistance for Officers, dated
                January 7, 2000, as amended (Incorporated by reference to
                Exhibit 10.4 to the Third Quarter 2004 10-Q)*...............
10.54     --    Acquisition Agreement, between MetLife, Inc. and Citigroup
                Inc., dated as of January 31, 2005 (Incorporated by
                reference to Exhibit 2.1 to MetLife, Inc.'s Current Report on Form 8-K dated January 31, 2005).........................
10.55     --    Metropolitan Life Auxiliary Death Benefits Plan, effective as of January 1, 1987, as amended*..........................
12.1      --    Statement re: Computation of Ratios of Earnings to Fixed
                Charges.....................................................
21.1      --    Subsidiaries of the Registrant..............................
23.1      --    Consent of Deloitte & Touche LLP............................
31.1      --    Certification of Chief Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.......................
31.2      --    Certification of Chief Financial Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.......................
32.1      --    Certification of Chief Executive Officer Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.......................
32.2      --    Certification of Chief Financial Officer Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.......................

---------------

 * Indicates management contracts or compensatory plans or arrangements.

** Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.