Form 10-Q
period 2005-03-31
METLIFE INC
filed 2005-05-06
CIK 1099219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q


   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER: 001-15787
                             ---------------------

                                 METLIFE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-4075851
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

        200 PARK AVENUE, NEW YORK, NY                            10166-0188
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

     At May 2, 2005, 733,324,360 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS.............................    4
  Interim Condensed Consolidated Balance Sheets at March 31,
     2005 (Unaudited) and December 31, 2004.................    4
  Interim Condensed Consolidated Statements of Income for
     the Three Months Ended March 31, 2005 and 2004
     (Unaudited)............................................    5
  Interim Condensed Consolidated Statement of Stockholders'
     Equity for the Three Months Ended March 31, 2005
     (Unaudited)............................................    6
  Interim Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2005 and 2004
     (Unaudited)............................................    7
  Notes to Interim Condensed Consolidated Financial
     Statements (Unaudited).................................    8
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............   39
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................   81
  ITEM 4.  CONTROLS AND PROCEDURES..........................   83
PART II -- OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS................................   84
  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
           OF PROCEEDS......................................   88
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS..........................................   89
  ITEM 5.  OTHER INFORMATION................................   89
  ITEM 6.  EXHIBITS.........................................   92
  SIGNATURES................................................   93
  EXHIBIT INDEX.............................................   94

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METLIFE, INC.

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $175,230 and $166,996, respectively)...  $182,519      $176,763
  Trading securities, at fair value.........................       134            --
  Equity securities available-for-sale, at fair value (cost:
    $2,403 and $1,913, respectively)........................     2,516         2,188
  Mortgage and consumer loans...............................    31,977        32,406
  Policy loans..............................................     8,953         8,899
  Real estate and real estate joint ventures
    held-for-investment.....................................     3,458         3,280
  Real estate held-for-sale.................................       848           953
  Other limited partnership interests.......................     3,051         2,907
  Short-term investments....................................     2,551         2,663
  Other invested assets.....................................     4,960         4,926
                                                              --------      --------
    Total investments.......................................   240,967       234,985
Cash and cash equivalents...................................     3,925         4,051
Accrued investment income...................................     2,433         2,338
Premiums and other receivables..............................     7,515         6,696
Deferred policy acquisition costs...........................    14,798        14,336
Assets of subsidiaries held-for-sale........................        --           379
Other assets................................................     7,247         7,254
Separate account assets.....................................    85,786        86,769
                                                              --------      --------
    Total assets............................................  $362,671      $356,808
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................   100,630       100,159
  Policyholder account balances.............................    85,802        83,570
  Other policyholder funds..................................     7,226         6,984
  Policyholder dividends payable............................     1,048         1,071
  Policyholder dividend obligation..........................     1,737         2,243
  Short-term debt...........................................     1,120         1,445
  Long-term debt............................................     7,414         7,412
  Shares subject to mandatory redemption....................       278           278
  Liabilities of subsidiaries held-for-sale.................        --           240
  Current income taxes payable..............................        31           421
  Deferred income taxes payable.............................     2,414         2,473
  Payables under securities loaned transactions.............    31,713        28,678
  Other liabilities.........................................    14,434        12,241
  Separate account liabilities..............................    85,786        86,769
                                                              --------      --------
    Total liabilities.......................................   339,633       333,984
                                                              --------      --------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; none issued............................        --            --
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at March 31,
  2005 and December 31, 2004; 733,131,331 shares outstanding at March 31, 2005 and 732,487,999 shares outstanding at
  December 31, 2004.........................................         8             8
Additional paid-in capital..................................    15,043        15,037
Retained earnings...........................................     7,595         6,608
Treasury stock, at cost; 53,635,333 shares at March 31, 2005
  and 54,278,665 shares at December 31, 2004................    (1,764)       (1,785)
Accumulated other comprehensive income......................     2,156         2,956
                                                              --------      --------
    Total stockholders' equity..............................    23,038        22,824
                                                              --------      --------
    Total liabilities and stockholders' equity..............  $362,671      $356,808
                                                              ========      ========

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------    -------
REVENUES
Premiums....................................................  $ 6,002     $5,386
Universal life and investment-type product policy fees......      791        663
Net investment income.......................................    3,217      2,939
Other revenues..............................................      299        313
Net investment gains (losses)...............................      (15)       116
                                                              -------     ------
     Total revenues.........................................   10,294      9,417
                                                              -------     ------
EXPENSES
Policyholder benefits and claims............................    5,962      5,475
Interest credited to policyholder account balances..........      795        738
Policyholder dividends......................................      415        425
Other expenses..............................................    1,973      1,851
                                                              -------     ------
     Total expenses.........................................    9,145      8,489
                                                              -------     ------
Income from continuing operations before provision for
  income taxes..............................................    1,149        928
Provision for income taxes..................................      350        290
                                                              -------     ------
Income from continuing operations...........................      799        638
Income from discontinued operations, net of income taxes....      188         46
                                                              -------     ------
Income before cumulative effect of a change in accounting...      987        684
Cumulative effect of a change in accounting, net of income
  taxes.....................................................       --        (86)
                                                              -------     ------
Net income..................................................  $   987     $  598
                                                              =======     ======
Income from continuing operations available to common
  shareholders per share
  Basic.....................................................  $  1.09     $ 0.84
                                                              =======     ======
  Diluted...................................................  $  1.08     $ 0.84
                                                              =======     ======
Net income available to common shareholders per share
  Basic.....................................................  $  1.34     $ 0.79
                                                              =======     ======
  Diluted...................................................  $  1.33     $ 0.79
                                                              =======     ======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

                             (DOLLARS IN MILLIONS)

                                                                                          ACCUMULATED OTHER
                                                                                     COMPREHENSIVE INCOME (LOSS)
                                                                              -----------------------------------------
                                                                                   NET           FOREIGN      MINIMUM
                                           ADDITIONAL              TREASURY     UNREALIZED      CURRENCY      PENSION
                                  COMMON    PAID-IN     RETAINED    STOCK       INVESTMENT     TRANSLATION   LIABILITY
                                  STOCK     CAPITAL     EARNINGS   AT COST    GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                  ------   ----------   --------   --------   --------------   -----------   ----------   -------
Balance at January 1, 2005......    $8      $15,037      $6,608    $(1,785)       $2,994           $92         $(130)     $22,824
Treasury stock transactions,
  net...........................                  6                     21                                                     27
Comprehensive income (loss):
  Net income....................                            987                                                               987
  Other comprehensive income
    (loss):
    Unrealized gains (losses) on
      derivative instruments,
      net of income taxes.......                                                     100                                      100
    Unrealized investment gains
      (losses), net of related
      offsets and income
      taxes.....................                                                    (884)                                    (884)
    Foreign currency translation
      adjustments...............                                                                   (63)                       (63)
    Minimum pension liability
      adjustment................                                                                                  47           47
                                                                                                                          -------
    Other comprehensive income
      (loss)....................                                                                                             (800)
                                                                                                                          -------
  Comprehensive income (loss)...                                                                                              187
                                    --      -------      ------    -------        ------           ---         -----      -------
Balance at March 31, 2005.......    $8      $15,043      $7,595    $(1,764)       $2,210           $29         $ (83)     $23,038
                                    ==      =======      ======    =======        ======           ===         =====      =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                             (DOLLARS IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  1,978   $  1,126
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities........................................    35,065     15,500
    Equity securities.......................................       231        333
    Mortgage and consumer loans.............................     1,302        617
    Real estate and real estate joint ventures..............       116        120
    Other limited partnership interests.....................       216         81
  Purchases of:
    Fixed maturities........................................   (42,292)   (18,658)
    Equity securities.......................................      (576)      (419)
    Mortgage and other loans................................      (987)      (933)
    Real estate and real estate joint ventures..............      (104)       (80)
    Other limited partnership interests.....................      (318)       (46)
  Net change in short-term investments......................       210        (50)
  Proceeds from sales of businesses.........................       252         29
  Net change in payable under securities loaned
    transactions............................................     3,035        962
  Net change in other invested assets.......................      (119)      (439)
  Other, net................................................         6          8
                                                              --------   --------
Net cash used in investing activities.......................    (3,963)    (2,975)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits................................................    10,266     10,502
    Withdrawals.............................................    (8,168)    (8,608)
  Net change in short-term debt.............................      (325)      (575)
  Long-term debt issued.....................................       148         13
  Long-term debt repaid.....................................      (133)        (7)
  Treasury stock acquired...................................        --        (65)
  Stock options exercised...................................        12          2
  Other, net................................................         4         --
                                                              --------   --------
Net cash provided by financing activities...................     1,804      1,262
                                                              --------   --------
Change in cash and cash equivalents.........................      (181)      (587)
Cash and cash equivalents, beginning of period..............     4,106      3,733
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  3,925   $  3,146
                                                              ========   ========
Cash and cash equivalents, subsidiaries held-for-sale,
  beginning of period.......................................  $     55   $     50
                                                              ========   ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END
  OF PERIOD.................................................  $     --   $     35
                                                              ========   ========
Cash and cash equivalents, from continuing operations,
  beginning of period.......................................  $  4,051   $  3,683
                                                              ========   ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF PERIOD.................................................  $  3,925   $  3,111
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Net cash paid during the period for:
    Interest................................................  $     38   $     45
                                                              ========   ========
    Income taxes............................................  $    154   $     71
                                                              ========   ========
  Non-cash transactions during the period:
    Business Dispositions:
      Assets disposed.......................................  $    331   $    923
      Less liabilities disposed.............................       236        820
                                                              --------   --------
      Net assets disposed...................................  $     95   $    103
      Equity securities received............................        43         --
      Less cash disposed....................................        33        103
                                                              --------   --------
      Business disposition, net of cash disposed............  $    105   $     --
                                                              ========   ========
    Purchase money mortgage on real estate..................  $     10   $     --
                                                              ========   ========

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item (See Note 4).

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

     Minority interest related to consolidated entities included in other liabilities was $1,168 million and $1,145 million at March 31, 2005 and December 31, 2004, respectively.

     Certain amounts in the prior year period's consolidated financial statements have been reclassified to conform with the 2005 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2005, its consolidated results of operations for the three months ended March 31, 2005 and 2004, its consolidated cash flows for the three months ended March 31, 2005 and 2004 and its consolidated statement of stockholders' equity for the three months ended March 31, 2005, in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 included in MetLife, Inc.'s 2004 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

     On January 31, 2005, the Holding Company entered into an agreement to acquire Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc., and substantially all of Citigroup Inc.'s international insurance businesses ("Travelers") for a purchase price of $11.5 billion, subject to adjustment as described in the acquisition agreement. As a condition to closing, Citigroup Inc. and the Holding Company will enter into ten-year agreements under which the Company will expand its distribution by making products available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. On March 30, 2005, the Holding Company announced the termination of the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in the summer of 2005. Approximately $1 billion to $3 billion of the purchase price will be paid in MetLife stock with the remainder paid in cash which will be financed through a combination of cash on hand, debt, mandatorily convertible and perpetual preferred securities and selected asset sales depending on market conditions, timing, valuation considerations and the relative attractiveness of funding alternatives.

  TRADING SECURITIES

     During the first quarter of 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchases and sales of securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

  FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position Paper ("FSP") 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. If the repatriation provision is implemented by the Company, the impact on the Company's income tax expense and deferred income tax assets and liabilities would be immaterial.

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. SFAS 153 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and issued SFAS 123(r), Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r), and the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. As all stock options currently accounted for under the intrinsic value method will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. See
Note 7.

     In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 was effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. Effective July 1, 2004, the Company adopted FSP 106-2 prospectively and the postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. FSP 106-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the ultimate impact, if any, EITF 03-1 will have on its unaudited interim condensed consolidated financial statements.

     In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two -- Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per share calculations or amounts.

     In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), as interpreted by Technical Practices Aids issued by the American Institute of Certified Public Accountants. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Upon adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the three months March 31, 2004.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

2.  INVESTMENTS

  NET INVESTMENT GAINS (LOSSES)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2005           2004
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Fixed maturities available-for-sale.........................     $(114)          $ 34
Equity securities available-for-sale........................        93              8
Mortgage and consumer loans.................................       (11)            --
Real estate and real estate joint ventures..................        --             --
Other limited partnership interests.........................         2             (8)
Sales of businesses.........................................        --             23
Derivatives.................................................        10             (9)
Other.......................................................         5             68
                                                                 -----           ----
  Net investment gains (losses).............................     $ (15)          $116
                                                                 =====           ====

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities available-for-sale in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at March 31, 2005 and December 31, 2004:

                                                               MARCH 31, 2005
                         ------------------------------------------------------------------------------------------
                                                          EQUAL TO OR GREATER THAN
                             LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                         ----------------------------   ----------------------------   ----------------------------
                         ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                         FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                         ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                           (DOLLARS IN MILLIONS)
U.S. corporate
  securities...........   $15,907         $  307          $1,278          $ 53          $17,185         $  360
Residential mortgage-
  backed securities....    23,127            273             373            13           23,500            286
Foreign corporate
  securities...........     6,489            146             564            19            7,053            165
U.S. treasury/agency
  securities...........     9,416             82              41             2            9,457             84
Commercial mortgage-
  backed securities....     7,139            130             162             6            7,301            136
Asset-backed
  securities...........     5,122             53             213             7            5,335             60
Foreign government
  securities...........     1,814             47             158             7            1,972             54
State and political
  subdivision
  securities...........       673              8              71             4              744             12
Other fixed maturity
  securities...........        69             33              25             1               94             34
                          -------         ------          ------          ----          -------         ------
  Total bonds..........    69,756          1,079           2,885           112           72,641          1,191
Redeemable preferred
  stocks...............       149              5              --            --              149              5
                          -------         ------          ------          ----          -------         ------
  Total fixed
     maturities
  available-for-sale...   $69,905         $1,084          $2,885          $112          $72,790         $1,196
                          =======         ======          ======          ====          =======         ======
  Equity securities
  available-for-sale...   $   821         $   56          $    4          $ --          $   825         $   56
                          =======         ======          ======          ====          =======         ======
  Total number of
     securities in an
     unrealized loss
     position..........     6,283                            433                          6,716
                          =======                         ======                        =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                             DECEMBER 31, 2004
                         ------------------------------------------------------------------------------------------
                                                          EQUAL TO OR GREATER THAN
                             LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                         ----------------------------   ----------------------------   ----------------------------
                         ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                         FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                         ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                           (DOLLARS IN MILLIONS)
U.S. corporate
  securities...........   $ 9,963          $120           $1,211           $52          $11,174          $172
Residential mortgage-
  backed securities....     8,545            58              375             7            8,920            65
Foreign corporate
  securities...........     3,979            71              456            14            4,435            85
U.S. treasury/agency
  securities...........     5,014            22                4            --            5,018            22
Commercial mortgage-
  backed securities....     3,920            33              225             5            4,145            38
Asset-backed
  securities...........     3,927            25              209             8            4,136            33
Foreign government
  securities...........       899            21              117             5            1,016            26
State and political
  subdivision
  securities...........       211             2               72             2              283             4
Other fixed maturity
  securities...........        46            33               26            --               72            33
                          -------          ----           ------           ---          -------          ----
  Total bonds..........    36,504           385            2,695            93           39,199           478
Redeemable preferred
  stocks...............       303            23               --            --              303            23
                          -------          ----           ------           ---          -------          ----
  Total fixed
     maturities
  available-for-sale...   $36,807          $408           $2,695           $93          $39,502          $501
                          =======          ====           ======           ===          =======          ====
  Equity securities
  available-for-sale...   $   136          $  6           $   27           $ 2          $   163          $  8
                          =======          ====           ======           ===          =======          ====
  Total number of
     securities in an
     unrealized loss
     position..........     4,208                            402                          4,610
                          =======                         ======                        =======

  TRADING SECURITIES

     Net investment income for the three months ended March 31, 2005 includes $779 thousand of holding gains (losses) on securities classified as trading. Of this amount, $515 thousand relates to trading securities still held at March 31, 2005. The Company did not have any trading securities during the three months ended March 31, 2004.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

3.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                                       MARCH 31, 2005                   DECEMBER 31, 2004
                                               -------------------------------   -------------------------------
                                                             CURRENT MARKET                    CURRENT MARKET
                                                             OR FAIR VALUE                     OR FAIR VALUE
                                               NOTIONAL   --------------------   NOTIONAL   --------------------
                                                AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                               --------   ------   -----------   --------   ------   -----------
                                                                     (DOLLARS IN MILLIONS)
Interest rate swaps..........................  $13,460     $317      $   17      $12,681     $284      $   22
Interest rate floors.........................    7,725       67          --        3,325       38          --
Interest rate caps...........................    7,757       27          --        7,045       12          --
Financial futures............................      141       10          --          611       --          13
Foreign currency swaps.......................    8,320      112       1,112        8,214      150       1,302
Foreign currency forwards....................    1,532        9           9        1,013        5          57
Options......................................      823       30           4          825       37           7
Financial forwards...........................    2,435       10          --          326       --          --
Credit default swaps.........................    2,819       10          10        1,897       11           5
Synthetic GICs...............................    5,515       --          --        5,869       --          --
Other........................................      450       --          --          450        1           1
                                               -------     ----      ------      -------     ----      ------
  Total......................................  $50,977     $592      $1,152      $42,256     $538      $1,407
                                               =======     ====      ======      =======     ====      ======

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, its types and uses of derivative instruments. During the three months ended March 31, 2005, the Company began using swap spread locks to hedge invested assets against the risk of changes in credit spreads. Swap spread locks are included in financial forwards in the preceding table. This information should be read in conjunction with Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in MetLife, Inc.'s 2004 Annual Report on Form 10-K filed with the SEC.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                                       MARCH 31, 2005                   DECEMBER 31, 2004
                                               -------------------------------   -------------------------------
                                                               FAIR VALUE                        FAIR VALUE
                                               NOTIONAL   --------------------   NOTIONAL   --------------------
                                                AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                               --------   ------   -----------   --------   ------   -----------
                                                                     (DOLLARS IN MILLIONS)
Fair value...................................  $ 4,375     $163      $   98      $ 4,879     $173      $  234
Cash flow....................................    8,733       49         620        8,787       41         689
Foreign operations...........................    1,219        2           9          535       --          47
Non-qualifying...............................   36,650      378         425       28,055      324         437
                                               -------     ----      ------      -------     ----      ------
  Total......................................  $50,977     $592      $1,152      $42,256     $538      $1,407
                                               =======     ====      ======      =======     ====      ======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following table provides the settlement payments recorded in income for the:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2005        2004
                                                                ------      ------
                                                              (DOLLARS IN MILLIONS)
Qualifying hedges:
  Net investment income........................................   $(5)       $(33)
  Interest credited to policyholder account balances...........     7           5
  Other expenses...............................................    (1)         --
Non-qualifying hedges:
  Net investment gains (losses)................................    24          14
                                                                  ---        ----
     Total.....................................................   $25        $(14)
                                                                  ===        ====

  FAIR VALUE HEDGES

     The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities; and (iii) treasury futures to hedge against changes in value of fixed rate securities.

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2005        2004
                                                                ------      ------
                                                              (DOLLARS IN MILLIONS)
Changes in the fair value of derivatives.......................   $ 22       $(64)
Changes in the fair value of the items hedged..................    (21)        58
                                                                  ----       ----
Net ineffectiveness of fair value hedging activities...........   $  1       $ (6)
                                                                  ====       ====

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

     For the three months ended March 31, 2005 and 2004, the Company recognized net investment gains (losses) of ($42) million and $19 million, respectively, which represent the ineffective portion of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. In certain instances the Company discontinued cash flow hedge accounting because the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months ended March 31, 2005 and 2004 due to discontinuance of the cash flow hedge because the transaction did not occur on the anticipated date or in the additional time period permitted by SFAS 133 were losses of $25 million and $32 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a roll forward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                      THREE MONTHS ENDED      YEAR ENDED       THREE MONTHS ENDED
                                        MARCH 31, 2005     DECEMBER 31, 2004     MARCH 31, 2004
                                      ------------------   -----------------   ------------------
                                                         (DOLLARS IN MILLIONS)
Other comprehensive income (loss)
  balance at the beginning of the
  period............................        $(456)               $(417)              $(417)
Gains (losses) deferred in other
  comprehensive income (loss) on the
  effective portion of cash flow
  hedges............................           91                  (97)                (29)
Amounts reclassified to net
  investment gains (losses).........           25                   63                  34
Amounts reclassified to net
  investment income.................            1                    2                   1
Amortization of transition
  adjustment........................           (1)                  (7)                 (4)
                                            -----                -----               -----
Other comprehensive income (loss)
  balance at the end of the
  period............................        $(340)               $(456)              $(415)
                                            =====                =====               =====

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts and foreign currency swaps to hedge portions of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months ended March 31, 2005 and 2004.

     In the Company's consolidated statements of stockholders' equity for the three months ended March 31, 2005, gains of approximately $4 million were recorded on foreign currency contracts used to hedge its net investments in foreign operations. At March 31, 2005 and December 31, 2004, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income (loss)("AOCI") related to these hedges was approximately $53 million and $57 million, respectively. When substantially all of net investments in foreign operations are sold or liquidated, the amounts in AOCI are reclassified to the consolidated statements of income, while a pro rata portion is reclassified upon partial sale of the net investments in foreign operations.

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and Treasury futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards and swaps are used to minimize its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to minimize its exposure to adverse movements in credit; (v) equity futures and equity options which are used to economically hedge liabilities embedded in certain variable annuity products; (vi) swap spread locks to hedge invested assets against the risk of changes in credit

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

spreads; (vii) synthetic guaranteed investment contracts ("GICs") to synthetically create traditional GICs; and (viii) replication synthetic asset transactions ("RSATs") and total rate of return swaps ("TRRs") to synthetically create investments.

     For the three months ended March 31, 2005 and 2004, the Company recognized as net investment gains (losses) changes in fair value of $40 million and ($3) million, respectively, related to derivatives not qualifying as accounting hedges. For the three months ended March 31, 2005, the Company recorded changes in fair value of $2 million, as interest credited to policyholder account balances related to derivatives that do not qualify for hedge accounting. The Company did not have such derivatives for the three months ended March 31, 2004.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed rate of return contracts, guaranteed minimum withdrawal benefit contracts, modified coinsurance contracts and investments with make whole provisions. The fair value of the Company's embedded derivative assets was $68 million and $46 million at March 31, 2005 and December 31, 2004, respectively. The fair value of the Company's embedded derivative liabilities was $14 million and $26 million at March 31, 2005 and December 31, 2004, respectively. The amounts included in net investment gains (losses) during the three months ended March 31, 2005 and 2004, were gains of $34 million and losses of $10 million, respectively.

4.  CLOSED BLOCK

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Liabilities and assets designated to the closed block are as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
                                                               (DOLLARS IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................   $42,354      $42,348
Other policyholder funds....................................       270          258
Policyholder dividends payable..............................       717          690
Policyholder dividend obligation............................     1,737        2,243
Payables under securities loaned transactions...............     4,312        4,287
Other liabilities...........................................       245          199
                                                               -------      -------
     Total closed block liabilities.........................    49,635       50,025
                                                               -------      -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $27,829 and $27,757, respectively)....    29,395       29,766
  Equity securities available-for-sale, at fair value (cost:
     $1,155 and $898, respectively).........................     1,215          979
  Mortgage loans on real estate.............................     7,940        8,165
  Policy loans..............................................     4,071        4,067
  Short-term investments....................................        77          101
  Other invested assets.....................................       283          221
                                                               -------      -------
     Total investments......................................    42,981       43,299
Cash and cash equivalents...................................       381          325
Accrued investment income...................................       511          511
Deferred income taxes.......................................       851        1,002
Premiums and other receivables..............................       202          103
                                                               -------      -------
     Total assets designated to the closed block............    44,926       45,240
                                                               -------      -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................     4,709        4,785
                                                               -------      -------
Amounts included in accumulated other comprehensive loss:
  Net unrealized investment gains, net of deferred income
     tax of $584 and $752, respectively.....................     1,042        1,338
  Unrealized derivative gains (losses), net of deferred
     income tax benefit of ($23) and ($31), respectively....       (41)         (55)
  Allocated from policyholder dividend obligation, net of
     deferred income tax benefit of ($584) and ($763),
     respectively...........................................    (1,042)      (1,356)
                                                               -------      -------
                                                                   (41)         (73)
                                                               -------      -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................   $ 4,668      $ 4,712
                                                               =======      =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Information regarding the policyholder dividend obligation is as follows:

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2005
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Balance at beginning of period..............................         $2,243
Impact on revenues, net of expenses and income taxes........            (12)
Change in unrealized investment and derivative gains........           (494)
                                                                     ------
Balance at end of period....................................         $1,737
                                                                     ======

     Closed block revenues and expenses are as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005         2004
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................   $  719       $  748
Net investment income and other revenues....................      599          632
Net investment gains (losses)...............................      (21)         (26)
                                                               ------       ------
     Total revenues.........................................    1,297        1,354
                                                               ------       ------
EXPENSES
Policyholder benefits and claims............................      812          826
Policyholder dividends......................................      363          366
Change in policyholder dividend obligation..................      (12)           1
Other expenses..............................................       66           71
                                                               ------       ------
     Total expenses.........................................    1,229        1,264
                                                               ------       ------
Revenues, net of expenses before income taxes...............       68           90
Income taxes................................................       24           32
                                                               ------       ------
Revenues, net of expenses and income taxes..................   $   44       $   58
                                                               ======       ======

     The change in maximum future earnings of the closed block is as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005         2004
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Balance at end of year......................................   $4,668       $4,849
Balance at beginning of year................................    4,712        4,907
                                                               ------       ------
Change during year..........................................   $  (44)      $  (58)
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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

5.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2005.

  Sales Practices Claims

     Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American Life Insurance Company ("General American") have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits generally are referred to as "sales practices claims."

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

issued by General American between January 1, 1982 through December 31, 1996. An appellate court has affirmed the order approving the settlement. The class includes owners of approximately 250,000 in-force or terminated policies.

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of March 31, 2005, there are approximately 328 sales practices lawsuits pending against Metropolitan Life; approximately 49 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 54 sales practices lawsuits pending against General American. Metropolitan Life, New England and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

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

     Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life's defenses (beyond denial of certain factual allegations) to plaintiffs' claims include that: (i) Metropolitan Life owed no duty to the plaintiffs -- it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In defending asbestos cases, Metropolitan Life selects various strategies

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life's judgment, best protect Metropolitan Life's interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. Since 2002, trial courts in California, Utah, Georgia, New York, Texas, and Ohio granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

     See Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in the MetLife, Inc. Annual Report on Form 10-K for information regarding historical asbestos claims information and the increase of its recorded liability at December 31, 2002.

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

     Bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the cost of resolving claims and could result in an increase in the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase or decrease in the number of claims. As reported in MetLife, Inc.'s Annual Report on Form 10-K, Metropolitan Life received approximately 23,500 asbestos-related claims in 2004. During the first three months of 2005 and 2004, Metropolitan Life received approximately 5,900 and 7,185 asbestos-related claims, respectively.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of March 31, 2005, to be approximately $73 million in the aggregate, including future years.

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

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. Metropolitan Property and Casualty Insurance Company has recorded a liability in an amount the Company believes is adequate to resolve the claims underlying this matter. The amount to be paid will not be material to Metropolitan Property and Casualty Insurance Company. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. Metropolitan Property and Casualty Insurance Company, along with a number of other insurers, tentatively agreed in January 2004 to resolve this issue in a class action format. The amount to be paid in resolution of this matter will not be material to Metropolitan Property and Casualty Insurance Company.

  Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, MetLife, Inc. (the "Holding Company"), the individual directors, the New York Superintendent of Insurance

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

(the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Defendants' motion to dismiss part of the consolidated amended complaint, and plaintiffs' motion to certify a litigation class are pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a purported class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. In July 2004, the plaintiffs served an amended complaint. The amended complaint challenges the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserts claims of breach of fiduciary duty, common law fraud, and unjust enrichment. Plaintiffs seek compensatory and punitive damages, as well as attorneys' fees and costs. The Holding Company and Metropolitan Life have moved to dismiss the amended complaint. In 2003, the United States District Court for the Western District of Pennsylvania dismissed plaintiffs' similar complaint alleging that the demutualization breached the terms of the 1999 settlement agreement and unjustly enriched the Holding Company and Metropolitan Life. The Holding Company and Metropolitan Life intend to contest this matter vigorously.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     Prior to filing MetLife, Inc.'s June 30, 2003 Form 10-Q, MetLife announced a $31 million charge, net of income taxes, resulting from certain improperly deferred expenses at an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC opened a formal investigation of the matter and, in December 2004, NELICO received a "Wells Notice" in connection with the SEC investigation. The staff of the SEC recently notified NELICO that no enforcement action has been recommended against NELICO.

     The American Dental Association and three individual providers have sued MetLife and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the case and a motion to dismiss has been granted in part and further pleadings and discovery will ensue.

     In 2004, a New York state court granted plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Metropolitan Life has filed a notice of appeal from the order granting this motion. In 2003, an appellate court affirmed the dismissal of fraud claims in this action. Plaintiffs seek compensatory damages. Metropolitan Life is vigorously defending the case.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a Wells Notice stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under the SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the "Wells Notice". The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

     As anticipated, the SEC issued a formal order of investigation related to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The Company is fully cooperating with respect to inquiries from the SEC.

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received a subpoena from the District Attorney of the County of San Diego, California. The subpoena seeks numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. MetLife is continuing to conduct an internal review of its commission payment practices. The Company continues to fully cooperate with these inquiries and is responding to the subpoenas and other requests.

     Approximately fifteen broker-related lawsuits have been received. Two class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against MetLife, Inc. and certain officers of MetLife, Inc. In the context of contingent commissions, the complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding MetLife, Inc.'s financial performance throughout the class period that had the effect of artificially inflating the market price of MetLife Inc.'s securities. Three class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of participants in and beneficiaries of Metropolitan Life Insurance Company's Savings and Investment Plan against MetLife, Inc., the MetLife, Inc. Employee Benefits Committee, certain officers of Metropolitan Life Insurance Company, and members of MetLife, Inc.'s board of directors. In the context of contingent commissions, the complaints allege that defendants violated their fiduciary obligations under ERISA by failing to disclose to plan participants who had the option of allocating funds in the plan to the MetLife Company Stock Fund material facts regarding MetLife, Inc.'s financial performance. The plaintiffs in these actions seek compensatory and other relief. Two cases have been brought in California state court against MetLife, Inc., other companies, and an insurance broker. One of these cases alleges that the insurers and the broker violated Section 17200 of the California Business and Professions Code by engaging in unfair trade practices concerning contingent commissions and fees paid to the broker; the Company has been advised that the plaintiff intends to dismiss the action without prejudice. The other case has been brought by the California Insurance Commissioner and alleges that the defendants violated certain provisions of the California Insurance Code. Additionally, two civil RICO and antitrust-related class action lawsuits have been brought against MetLife, Inc., and other companies in California federal court with respect to issues concerning contingent commissions and fees paid to one or more brokers. Three class action lawsuits have been brought in Illinois federal court against MetLife, Inc. and other companies alleging that insurers and brokers violated antitrust laws or engaged in civil RICO violations. One of the actions was dismissed and filed in the United States District Court in the District of New Jersey. A multi-district proceeding has been established in the Federal District Court in the District of New Jersey, which will coordinate, for pre-trial purposes, many of these federal court actions. A number of federal court actions already have been transferred for pre-trial purposes to the Federal District Court in the District of New Jersey. The Company intends to vigorously defend these cases.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,253 million and $1,324 million at March 31, 2005 and December 31, 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     During the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments that MetLife could be required to pay is $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company's recorded liabilities at March 31, 2005 and December 31, 2004 for indemnities, guarantees and commitments were $14 million and $10 million, respectively.

     In conjunction with replication synthetic asset transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $1.1 billion at March 31, 2005. The credit default swaps expire at various times during the next seven years.

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

     The Company uses a December 31 measurement date for all of its pension and postretirement benefit plans.

     The components of net periodic benefit cost were as follows:

                                                      PENSION BENEFITS    OTHER BENEFITS
                                                      -----------------   --------------
                                                        THREE MONTHS       THREE MONTHS
                                                            ENDED             ENDED
                                                          MARCH 31,         MARCH 31,
                                                      -----------------   --------------
                                                       2005    2004(1)    2005   2004(1)
                                                      ------   --------   ----   -------
                                                            (DOLLARS IN MILLIONS)
Service cost........................................  $  36     $  34     $  9    $  9
Interest cost.......................................     79        78       30      31
Expected return on plan assets......................   (112)     (107)     (20)    (19)
Amortization of prior service cost..................      4         4       (5)     (5)
Amortization of losses (gains)......................     29        20        4       4
                                                      -----     -----     ----    ----
Net periodic benefit cost...........................  $  36     $  29     $ 18    $ 20
                                                      =====     =====     ====    ====

---------------

(1) The Company adopted FSP 106-2 in the third quarter of 2004. Therefore, these 2004 figures do not reflect the impact of FSP 106-2.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  EMPLOYER CONTRIBUTIONS

     As disclosed in Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC, the Company expects to contribute $32 million and $93 million to its pension and other benefit plans in 2005, respectively. During the three months ended March 31, 2005, contributions of $11 million and $25 million were made to the pension and other benefit plans, respectively.

7.  STOCK COMPENSATION PLANS

     The MetLife, Inc. 2000 Stock Incentive Plan, as amended, (the "Stock Incentive Plan"), authorized the granting of awards in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the "Directors Stock Plan"), authorized the granting of awards in the form of stock awards, non-qualified stock options, or a combination of the foregoing to outside Directors of the Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the "2005 Stock Plan"), awards granted may be in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock
Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the "2005 Directors Stock Plan"), awards granted may be in the form of non-qualified stock options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The aggregate number of shares reserved for issuance under the 2005 Stock Plan is 68,000,000 plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of stock options. At the commencement of the 2005 Stock Plan, additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 11,917,472. Each share issued under the 2005 Stock Plan in connection with an option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than stock options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179. The number of shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000.

     All options granted have an exercise price equal to the fair market value price of the Company's common stock on the date of grant, and an option's maximum term is ten years. Certain options granted under the Stock Incentive Plan and the 2005 Stock Plan become exercisable over a three year period commencing with the date of grant, while other options become exercisable three years after the date of grant. Options issued under the Directors Stock Plan are exercisable immediately. Options issued under the 2005 Directors Stock Plan will be exercisable at the times determined at the time they are granted.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

fair value at the date of grant in accordance with SFAS 123, the Company's earnings and earnings per share amounts would have been reduced to the following pro forma amounts:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                 (DOLLARS IN
                                                              MILLIONS, EXCEPT
                                                               PER SHARE DATA)
Net income..................................................   $ 987     $ 598
Add: Stock option-based employee compensation expense
     included in reported net income, net of income taxes...       7         6
Deduct: Total stock option-based employee compensation
        determined under fair value-based method for all
        awards, net of income taxes.........................      (8)      (13)
                                                               -----     -----
Pro forma net income available to common shareholders(1)....   $ 986     $ 591
                                                               =====     =====
BASIC EARNINGS PER SHARE
As reported.................................................   $1.34     $0.79
                                                               =====     =====
Pro forma(1)................................................   $1.34     $0.78
                                                               =====     =====
DILUTED EARNINGS PER SHARE
As reported.................................................   $1.33     $0.79
                                                               =====     =====
Pro forma(1)................................................   $1.33     $0.78
                                                               =====     =====

---------------

(1) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

     The Company also awards long-term stock-based compensation to certain members of management. Under the Company's Long Term Performance Compensation Plan ("LTPCP"), awards are payable in their entirety at the end of a three-year performance period. Each participant is assigned a target compensation amount at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company's stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company's Board of Directors. Final awards may be paid in whole or in part with shares of the Holding Company's stock, as approved by the Holding Company's Board of Directors. Beginning in 2005, no further LTPCP target compensation amounts were set. Instead, certain members of management were awarded Performance Shares under the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to 2.0. The factor applied is based on the Holding Company's performance with respect to net operating earnings and total shareholder return over the three-year performance period relative to other companies in the Standard and Poor's Insurance Index over the same three-year period. Performance Share awards vest in their entirety at the end of the three-year performance period and will be payable entirely in shares of the Holding Company's stock. Compensation expense related to the LTPCP and Performance Shares was $13 million for the three months ended March 31, 2005 and compensation expense related to the LTPCP was $10 million for the three months ended March 31, 2004.

     For the three months ended March 31, 2005 and 2004, the aggregate stock-based compensation expense related to the Company's Stock Incentive Plan, Directors Stock Plan and LTPCP was $23 million and $19 million, respectively, including stock-based compensation for non-employees of $55 thousand and $274 thousand, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

8.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ----------------------
                                                                2005       2004
                                                              --------   -------
                                                              (DOLLARS IN MILLIONS)
Net income..................................................   $ 987     $  598
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative instruments, net
     of income taxes........................................     100          4
  Unrealized investment-related gains (losses), net of
     related offsets and income taxes.......................    (884)       582
  Cumulative effect of a change in accounting, net of income
     taxes..................................................      --         90
  Foreign currency translation adjustments..................     (63)       (24)
  Minimum pension liability adjustment......................      47         --
                                                               -----      -----
Other comprehensive income (loss):..........................    (800)       652
                                                               -----      -----
     Comprehensive income (loss)............................   $ 187     $1,250
                                                               =====     ======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

9.  EARNINGS PER SHARE

     The following table presents the weighted average shares used in calculating basic earnings per share and those used in calculating diluted earnings per share for each income category presented below:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -----------------------------
                                                                 2005            2004
                                                             -------------   -------------
                                                             (DOLLARS IN MILLIONS, EXCEPT
                                                               SHARE AND PER SHARE DATA)
Weighted average common stock outstanding for basic
  earnings per share.......................................   733,997,727     757,184,655
Incremental shares from assumed:
  Exercise of stock options................................     5,575,712       3,135,229
                                                              -----------     -----------
Weighted average common stock outstanding for diluted
  earnings per share.......................................   739,573,439     760,319,884
                                                              ===========     ===========
INCOME FROM CONTINUING OPERATIONS AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE...................................   $       799     $       638
                                                              -----------     -----------
  Basic....................................................   $      1.09     $      0.84
                                                              ===========     ===========
  Diluted..................................................   $      1.08     $      0.84
                                                              ===========     ===========
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES,
  AVAILABLE TO COMMON SHAREHOLDERS PER SHARE...............   $       188     $        46
                                                              ===========     ===========
  Basic....................................................   $      0.25     $      0.06
                                                              ===========     ===========
  Diluted..................................................   $      0.25     $      0.06
                                                              ===========     ===========
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING, NET OF INCOME
  TAXES, PER SHARE.........................................   $        --     $       (86)
                                                              ===========     ===========
  Basic....................................................   $        --     $     (0.11)
                                                              ===========     ===========
  Diluted..................................................   $        --     $     (0.11)
                                                              ===========     ===========
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER SHARE......   $       987     $       598
                                                              ===========     ===========
  Basic....................................................   $      1.34     $      0.79
                                                              ===========     ===========
  Diluted..................................................   $      1.33     $      0.79
                                                              ===========     ===========

     On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the February 19, 2002 and March 28, 2001 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the Holding Company's agreement to acquire Travelers, the Holding Company has currently suspended its share repurchase activity. Future share repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock. See "-- Summary of Accounting Policies -- Basis of Presentation."

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of approximately $300 million under an accelerated share repurchase agreement

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the shares in the open market to return to the lenders. The Holding Company received a cash adjustment based on the actual amount paid by the bank to purchase the shares of approximately $7 million. The Holding Company recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     The Company did not acquire any shares of the Holding Company's common stock during the three months ended March 31, 2005. The Company acquired 1,849,500 shares of the Holding Company's common stock for $65 million during the three months ended March 31, 2004. During the three months ended March 31, 2005 and 2004, 643,332 and 80,321 shares of common stock were issued from treasury stock for $21 million and $2 million, respectively. At March 31, 2005, the Holding Company had $710 million remaining on its existing share repurchase authorization.

10.  BUSINESS SEGMENT INFORMATION

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

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, N.A. ("MetLife Bank"), a national bank, and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See
Note 11 for disclosures regarding discontinued operations, including real estate.

     Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months ended March 31, 2005 and 2004. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains (losses), net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

FOR THE THREE MONTHS ENDED                                            AUTO &                                 CORPORATE &
MARCH 31, 2005                           INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER      TOTAL
--------------------------               -------------   ----------   ------   -------------   -----------   -----------   ------
                                                                          (DOLLARS IN MILLIONS)
Premiums...............................     $2,843         $1,021      $728        $502           $907          $   1      $6,002
Universal life and investment-type
  product policy fees..................        187            485        --         119             --             --         791
Net investment income..................      1,186          1,549        43         150            161            128       3,217
Other revenues.........................        156            117         9           3             11              3         299
Net investment gains (losses)..........         22             52        --          --             28           (117)        (15)
Income (loss) from continuing
  operations before provision (benefit)
  for income taxes.....................        517            536       103         118             46           (171)      1,149

FOR THE THREE MONTHS ENDED                                            AUTO &                                 CORPORATE &
MARCH 31, 2004                           INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER      TOTAL
--------------------------               -------------   ----------   ------   -------------   -----------   -----------   ------
                                                                          (DOLLARS IN MILLIONS)
Premiums...............................     $2,454         $  978      $737        $402           $816           $(1)      $5,386
Universal life and investment-type
  product policy fees..................        155            425        --          83             --            --          663
Net investment income..................      1,077          1,508        46         123            130            55        2,939
Other revenues.........................        164            117         9           4             12             7          313
Net investment gains (losses)..........        110            (23)       --          26             21           (18)         116
Income (loss) from continuing
  operations before provision (benefit)
  for income taxes.....................        553            277        58          94             36           (90)         928

     The following table presents assets with respect to the Company's operating segments at:

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
                                                               (DOLLARS IN MILLIONS)
Assets
  Institutional.............................................  $128,302      $126,058
  Individual................................................   178,298       176,384
  Auto & Home...............................................     5,718         5,233
  International.............................................    11,427        11,293
  Reinsurance...............................................    15,398        14,503
  Corporate & Other.........................................    23,528        23,337
                                                              --------      --------
     Total..................................................  $362,671      $356,808
                                                              ========      ========

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

     Revenues derived from any one customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $9,155 million and $8,476 million for the three months ended March 31, 2005 and 2004, respectively, which represented 89% and 90%, respectively, of consolidated revenues.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

11.  DISCONTINUED OPERATIONS

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

     The following table presents the components of income from discontinued real estate operations:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005        2004
                                                               -------    --------
                                                              (DOLLARS IN MILLIONS)
Investment income...........................................    $ 72       $106
Investment expense..........................................     (33)       (58)
Net investment gains........................................      18         20
                                                                ----       ----
  Total revenues............................................      57         68
Interest expense............................................      --          2
Provision for income taxes..................................      20         24
                                                                ----       ----
  Income from discontinued operations, net of income
     taxes..................................................    $ 37       $ 42
                                                                ====       ====

     The carrying value of real estate related to discontinued operations was $848 million and $953 million at March 31, 2005 and December 31, 2004, respectively.

     The following table shows the real estate discontinued operations by segment:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2005        2004
                                                                ------      ------
                                                              (DOLLARS IN MILLIONS)
Net investment income
  Institutional.............................................     $10         $ 7
  Individual................................................       7           7
  Corporate & Other.........................................      22          34
                                                                 ---         ---
     Total net investment income............................     $39         $48
                                                                 ===         ===
Net investment gains (losses)
  Institutional.............................................     $ 2         $ 2
  Individual................................................      12           1
  Corporate & Other.........................................       4          17
                                                                 ---         ---
     Total net investment gains (losses)....................     $18         $20
                                                                 ===         ===
Interest Expense
  Corporate & Other.........................................      --           2
                                                                 ---         ---
     Total interest expense.................................     $--         $ 2
                                                                 ===         ===

     On March 29, 2005, the Company entered into a contract to sell its One Madison Avenue property in Manhattan for $918 million. The sale, which occurred on April 29, 2005, is expected to result in a gain in

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

excess of $420 million, net of income taxes. On April 1, 2005, the Company entered into a contract to sell its 200 Park Avenue property above Grand Central Station in Manhattan for $1.72 billion. The sale, which occurred on May 4, 2005, is expected to result in a gain in excess of $750 million, net of income taxes. Both properties are included in Real Estate -- Held-for-Sale in the accompanying unaudited interim condensed consolidated financial statements.

  OPERATIONS

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for the period ended December 31, 2004. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the three months ended March 31, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

     The operations of SSRM include affiliated revenues of $5 million and $15 million for the three months ended March 31, 2005 and 2004, related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions will continue after the sale of SSRM. The following tables present the amounts related to operations of SSRM that have been combined with the discontinued real estate operations in the consolidated income statements:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2005       2004
                                                              ---------- ----------
                                                              (DOLLARS IN MILLIONS)
Revenues from discontinued operations.......................     $ 19       $62
Expenses from discontinued operations.......................       38        55
                                                                 ----       ---
Income from discontinued operations before provision for
  income taxes..............................................      (19)        7
Provision for income taxes..................................       (5)        3
                                                                 ----       ---
  Income from discontinued operations, net of income
     taxes..................................................      (14)        4
Net investment gain, net of income taxes....................      165        --
                                                                 ----       ---
  Income from discontinued operations, net of income
     taxes..................................................     $151       $ 4
                                                                 ====       ===

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                               ---------------------
                                                                       2004
                                                               ---------------------
                                                               (DOLLARS IN MILLIONS)
Equity securities...........................................           $ 49
Real estate and real estate joint ventures..................             96
Short-term investments......................................             33
Other invested assets.......................................             20
Cash and cash equivalents...................................             55
Premiums and other receivables..............................             38
Other assets................................................             88
                                                                       ----
  Total assets held-for-sale................................           $379
                                                                       ====
Short-term debt.............................................             19
Current income taxes payable................................              1
Deferred income taxes payable...............................              1
Other liabilities...........................................            219
                                                                       ----
  Total liabilities held-for-sale...........................           $240
                                                                       ====

12.  OTHER EXPENSES

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                              ---------------------------
                                                                  2005           2004
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Compensation................................................     $  675         $  678
Commissions.................................................        690            691
Interest and debt issue cost................................        131             68
Amortization of policy acquisition costs....................        543            481
Capitalization of policy acquisition costs..................       (767)          (764)
Rent, net of sublease income................................         94             68
Minority interest...........................................         50             43
Other.......................................................        557            586
                                                                 ------         ------
  Total other expenses......................................     $1,973         $1,851
                                                                 ======         ======

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

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

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

DISPOSITIONS

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for the period ended December 31, 2004. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the three months ended March 31, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

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

  INVESTMENTS

     The Company's principal investments are in fixed maturities, mortgage and consumer loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

  DERIVATIVES

     The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company's financial assets and liabilities.

The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from
(i) changes in fair value of derivatives not qualifying as accounting hedges;
(ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the unaudited interim condensed consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate under the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

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

  LITIGATION

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's unaudited interim condensed consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumptions used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. It is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

     On January 31, 2005, the Holding Company entered into an agreement to acquire Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc., and substantially all of Citigroup Inc.'s international insurance businesses ("Travelers") for a purchase price of $11.5 billion, subject to adjustment as described in the acquisition agreement. As a condition to closing, Citigroup Inc. and the Holding Company will enter into ten-year agreements under which the Company will expand its distribution by making products available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. On March 30, 2005, the Holding Company announced the termination of the 30-day waiting period under the Hart-Scott-Rodino Anitrust Improvements Act of 1976. The transaction is expected to close in the summer of 2005. Approximately $1 billion to $3 billion of the purchase price will be paid in MetLife stock with the remainder paid in cash which will be financed through a combination of cash on hand, debt, mandatorily convertible and perpetual preferred securities and selected asset sales depending on market conditions, timing, valuation considerations and the relative attractiveness of funding alternatives.

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

     The Company reported $987 million in net income and diluted earnings per share of $1.33 for the three months ended March 31, 2005 compared to $598 million in net income and diluted earnings per share of $0.79 for the three months ended March 31, 2004. Continued top-line revenue growth, strong interest rate spreads and the increase in income from discontinued operations due to the sale of SSRM in the first quarter of 2005 are the leading contributors to the 65% increase in net income for the three months ended March 31, 2005 over the comparable 2004 period. Total premiums, fees and other revenues increased to $7.1 billion, up 11%, from the three months ended March 31, 2004, primarily from continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. Continued strong investment spreads are largely due to higher than expected net investment income from corporate joint venture income and bond and commercial mortgage prepayment fees. In addition, there was an $86 million charge, net of income taxes, cumulative effect of a change in accounting principle in 2004 recorded in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). These increases are partially offset by an $83 million, net of income taxes, decrease in net investment gains (losses) due to the repositioning of the portfolio and a higher interest rate environment.

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

DISCUSSION OF RESULTS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005         2004
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................   $6,002       $5,386
Universal life and investment-type product policy fees......      791          663
Net investment income.......................................    3,217        2,939
Other revenues..............................................      299          313
Net investment gains (losses)...............................      (15)         116
                                                               ------       ------
  Total revenues............................................   10,294        9,417
                                                               ------       ------
EXPENSES
Policyholder benefits and claims............................    5,962        5,475
Interest credited to policyholder account balances..........      795          738
Policyholder dividends......................................      415          425
Other expenses..............................................    1,973        1,851
                                                               ------       ------
  Total expenses............................................    9,145        8,489
                                                               ------       ------
Income from continuing operations before provision for
  income taxes..............................................    1,149          928
Provision for income taxes..................................      350          290
                                                               ------       ------
Income from continuing operations...........................      799          638
Income from discontinued operations, net of income taxes....      188           46
                                                               ------       ------
Income before cumulative effect of a change in accounting...      987          684
Cumulative effect of a change in accounting, net of income
  taxes.....................................................       --          (86)
                                                               ------       ------
Net income..................................................   $  987       $  598
                                                               ======       ======

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004 -- THE COMPANY

     Income from continuing operations increased by $161 million, or 25%, to $799 million for the three months ended March 31, 2005 from $638 million in the comparable 2004 period. The Individual segment contributed $169 million, net of income taxes, to the increase, as a result of an improvement in net investment gains (losses) and interest rate spreads, increased income from policy fees on investment-type products, favorable underwriting and lower expenses due to a reduction in certain commission and expense liabilities. In addition, the Auto & Home segment's earnings increased by $30 million, net of income taxes, primarily due to an improved combined ratio and favorable claim development related to prior accident years. These increases are partially offset by a decline in Corporate & Other and the Institutional segment. The decrease in Corporate & Other of $32 million, net of income taxes, is primarily due to an increase in net investment losses, as well as higher interest expense, legal fees and interest credited to bank deposits partially offset by higher net investment income. The decrease in the Institutional segment of $23 million, net of income taxes, is primarily due to a decline in net investment gains (losses), net of adjustments to policyholder benefits and claims related to net investment gains (losses).

     Premiums, fees and other revenues increased by $730 million, or 11%, to $7,092 million for the three months ended March 31, 2005 from $6,362 million from the comparable 2004 period. The Institutional segment contributed $413 million, or 57%, to the period over period increase. This increase stems largely from an increase in pension close outs and structured settlement sales, as well as sales growth and the acquisition of new business in the non-medical health & other business. In addition, the group life business increased primarily due to improved sales and favorable persistency. The International segment contributed $135 million, or 19%, to the period over period increase primarily due to business growth through increased sales and renewal business. The Individual segment contributed $103 million, or 14%, to the period over period increase primarily due to higher fee income, active marketing of income annuity products and growth in the business in traditional products. The growth in traditional products more than offset the decline in premiums in the Company's closed block business as this business continues to run-off. The Reinsurance segment contributed $90 million, or 12%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to new and renewal premiums on existing blocks of business, as well as favorable exchange rate movements. These increases are partially offset by a $9 million, or 1%, decrease in the Auto & Home segment mainly due to a reduction in earned exposures.

     Interest rate margins, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased by $55 million, net of income taxes, in the Institutional and Individual segments for the three months ended March 31, 2005 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable, and as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Underwriting results in the Institutional segment remained flat while the Individual segment had favorable underwriting for the three months ended March 31, 2005. Underwriting results are significantly influenced by mortality and morbidity trends, claim experience and the reinsurance activity related to certain blocks of business, and, as a result, can fluctuate from period to period. Underwriting results in the Auto & Home segment were favorable for the three months ended March 31, 2005 as the combined ratio declined to 90.9%, excluding catastrophes, from 96.5% in the prior year period. This result is largely due to improved auto severities and continued improvement in homeowner claim frequency.

     Other expenses increased by $122 million, or 7%, to $1,973 million for the three months ended March 31, 2005 from $1,851 million for the comparable 2004 period. Corporate & Other contributed $50 million, or 41%, to the period over period variance primarily due to higher interest expense and legal fees, as well as growth in the business at MetLife Bank, N.A. ("MetLife Bank"). The International segment contributed $45 million, or 37%, to the period over period variance primarily due to business growth commensurate with the revenue growth discussed above. In addition, $42 million, or 34%, of this increase is primarily attributable to the unfavorable variance resulting from a benefit related to interest received on a settlement of federal income taxes recorded in the first quarter of 2004 and an increase in non-deferrable volume-related expenses associated with general business growth in the Institutional segment. The Reinsurance segment contributed $23 million, or 19%, to this increase primarily due to higher policy related costs and minority interest expense resulting from growth in earnings. These increases were partially offset by $39 million, or a 32%, decline in the Individual segment. The Individual decline is primarily due to lower expenses due to a reduction in certain commission and expense liabilities.

     Net investment gains (losses) decreased by $131 million, or 113%, to a net investment loss of $15 million for the three months ended March 31, 2005 from a net investment gain of $116 million for the comparable 2004 period. This decrease is primarily due to continued portfolio repositioning in a higher interest rate environment versus the prior year period.

     Income tax expense for the three months ended March 31, 2005 is $350 million, or 30% of income from continuing operations before provision for income taxes, compared with $290 million, or 31%, for the comparable 2004 period. The 2005 and 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing.

     Income from discontinued operations is comprised of the operations of SSRM and net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale. As previously discussed, SSRM was sold effective January 31, 2005. Income from discontinued operations, net of income taxes, increased by $142 million, or 309%, to $188 million for the three months ended March 31, 2005 from $46 million for the comparable 2004 period. The increase is primarily due to the gain of $165 million, net of income taxes, on the sale of SSRM.

     During the three months ended March 31, 2004, the Company recorded an $86 million charge, net of income taxes, for a cumulative effect of a change in accounting in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005         2004
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................   $2,843       $2,454
Universal life and investment-type product policy fees......      187          155
Net investment income.......................................    1,186        1,077
Other revenues..............................................      156          164
Net investment gains (losses)...............................       22          110
                                                               ------       ------
  Total revenues............................................    4,394        3,960
                                                               ------       ------
EXPENSES
Policyholder benefits and claims............................    3,098        2,729
Interest credited to policyholder account balances..........      286          227
Other expenses..............................................      493          451
                                                               ------       ------
  Total expenses............................................    3,877        3,407
                                                               ------       ------
Income from continuing operations before provision for
  income taxes..............................................      517          553
Provision for income taxes..................................      175          188
                                                               ------       ------
Income from continuing operations...........................      342          365
Income from discontinued operations, net of income taxes....        7            5
                                                               ------       ------
Income before cumulative effect of a change in accounting...      349          370
Cumulative effect of a change in accounting, net of income
  taxes.....................................................       --          (60)
                                                               ------       ------
Net income..................................................   $  349       $  310
                                                               ======       ======

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004 -- INSTITUTIONAL

     The Company's Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions. Group insurance products are offered as either employer-paid benefits, or as voluntary benefits where all or a portion of the premiums are paid by the employee. Retirement & savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small and mid-sized 401(k) and other defined contribution plans.

     Income from continuing operations decreased by $23 million, or 6%, to $342 million for the three months ended March 31, 2005 from $365 million for the comparable 2004 period. A decline of $24 million, net of income taxes, in net investment gains (losses), net of adjustments of $34 million to policyholder benefits and claims related to net investment gains (losses), is a significant component of the decrease. Management attributes an $11 million increase, net of income taxes, to an improvement in interest margins compared to the prior year period, with the retirement & savings products and the non-medical health and other products generating $5 million and $6 million, both net of income taxes, respectively, of this increase. Higher earnings from growth in the asset base and net variable items are the primary drivers of the period over period increase, partially offset by generally lower investment spreads. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the three months ended March 31, 2005 decreased to 1.99% and 1.47% from 2.17% and 1.64% in the comparable prior year period, for the group life and retirement & savings businesses, respectively. The interest rate spread for the non-medical health & other business increased to 1.89% from 1.61% in the comparable prior year period. Management generally expects these spreads to be in the range of 1.60% to 1.80%, 1.20% to 1.35%, and 1.30% to 1.60% for the group life, retirement & savings, and the non-medical health & other businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. Underwriting results were mixed among the businesses, but flat overall compared to the prior year period. The remaining variance is attributable to higher premiums, fees and other revenues, which stem from general business growth, which were more than offset by higher operating expenses.

     Total revenues, excluding net investment gains (losses), increased by $522 million, or 14%, to $4,372 million for the three months ended March 31, 2005 from $3,850 million for the comparable 2004 period. Growth of $413 million in premiums, fees, and other revenues contributed to the revenue increase. Retirement & savings' premiums, fees and other revenues increased by $230 million, which is largely due to growth in premiums, resulting primarily from an increase of $132 million in pension close-outs and $98 million in structured settlement sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period. A $155 million increase in premiums, fees and other revenues in the non-medical health & other business compared to the prior year period is partly due to the continued growth in long-term care of $41 million, of which $17 million is related to the 2004 acquisition of TIAA/CREF's long-term care business. Growth in the small market products, disability business, and dental business contributed $105 million to the period over period increase. Group life insurance premiums, fees and other revenues increased by $28 million, net of $102 million in experience rated refunds, which management primarily attributes to improved sales and favorable persistency. In addition, net investment income increased $109 million primarily due to higher income from growth in the asset base and net variable items, partially offset by generally lower investment spreads. This increase is a component of the favorable interest rate margins discussed above.

     Total expenses increased by $470 million, or 14%, to $3,877 million for the three months ended March 31, 2005 from $3,407 million for the comparable 2004 period. Policyholder benefits and claims increased by $369 million to $3,098 million for the three months ended March 31, 2005 from $2,729 million for the comparable prior year period. This increase is primarily attributable to a $257 million and a $115 million increase in the retirement & savings and the non-medical health & other businesses, respectively. These increases are predominately attributable to the business growth referenced in the revenue discussion above. The increases in the non-medical health & other business include the impact of the acquisition of TIAA/CREF of approximately $15 million. Partially offsetting these increases is a decline in group life of $3 million. Interest credited to policyholder account balances increased by $59 million over the prior year period primarily as a result of the impact of growth in guaranteed interest contracts within the retirement & savings business. Other operating expenses increased $42 million. This increase is attributable to the unfavorable variance resulting from a $21 million benefit recorded in the first quarter of 2004 related to interest received on a settlement of federal income taxes and a $21 million increase primarily due to an increase in non-deferrable volume related expenses, which are associated with general growth in the business.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005         2004
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................   $1,021       $  978
Universal life and investment-type product policy fees......      485          425
Net investment income.......................................    1,549        1,508
Other revenues..............................................      117          117
Net investment gains (losses)...............................       52          (23)
                                                               ------       ------
  Total revenues............................................    3,224        3,005
                                                               ------       ------
EXPENSES
Policyholder benefits and claims............................    1,205        1,181
Interest credited to policyholder account balances..........      407          423
Policyholder dividends......................................      409          418
Other expenses..............................................      667          706
                                                               ------       ------
  Total expenses............................................    2,688        2,728
                                                               ------       ------
Income from continuing operations before provision for
  income taxes..............................................      536          277
Provision for income taxes..................................      183           93
                                                               ------       ------
Income from continuing operations...........................      353          184
Income from discontinued operations, net of income taxes....       12            5
                                                               ------       ------
Net income..................................................   $  365       $  189
                                                               ======       ======

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004 -- INDIVIDUAL

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

     Income from continuing operations increased by $169 million, or 92%, to $353 million for the three months ended March 31, 2005 from $184 million for the comparable 2004 period. Included in this increase is an improvement in net investment gains (losses) of $50 million, net of income taxes. Improvements in interest rate spreads contributed $44 million, net of income taxes, to the period over period increase. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees, for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. These types of investment transactions contributed $16 million, net of income taxes, to the improvement in interest rate spreads. Additionally, fee income increased by $40 million, net of income taxes, primarily related to separate account products. Favorable underwriting results in the traditional life products of $12 million, net of income taxes, also added to the increase. These underwriting results are significantly influenced by mortality experience and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. Lower expenses of $30 million, net of income taxes, due to a reduction in certain commission and expense liabilities and lower policyholder dividends of $6 million, net of income taxes, contributed to the increase in income from continuing operations. These increases in income from continuing operations are partially offset by lower net investment income on traditional life products of $5 million, net of income taxes and higher DAC amortization of $3 million, net of income taxes.

     Total revenues, excluding net investment gains (losses), increased by $144 million, or 5%, to $3,172 million for the three months ended March 31, 2005 from $3,028 million for the comparable 2004 period. This increase includes higher fee income primarily from separate account products of $60 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $41 million in 2005 to the active marketing of income annuity products and higher net investment income of $41 million resulting from higher variable income and asset base partially offset by a decline in bond yields. Although premiums associated with the Company's closed block of business continue to decline as expected, the growth in premiums of other traditional life products more than offset the decline. Management attributes the increase in the other traditional products to growth in the business.

     Total expenses decreased by $40 million, or 1%, to $2,688 million for the three months ended March 31, 2005 from $2,728 million for the comparable 2004 period. Lower expenses are primarily the result of a reduction in certain commission and expense liabilities of $45 million and a $16 million decline in interest credited to policyholder account balances due to lower crediting rates. Also favorable underwriting results in the traditional life products of $18 million and lower policyholder dividends of $9 million resulting from reductions in the dividend scale also contributed to the decline. Partially offsetting these decreases in expenses is an increase in future policy benefits commensurate with the increase in income annuity premiums of $41 million and higher DAC amortization of $5 million. The increase in DAC amortization is a result of growth in the business and management's update of assumptions in prior periods used to determine estimated gross profits and margins. In addition, the decline in policyholder benefits associated with the company's closed block were more than offset by the increase in other traditional life products. Management attributes the increase in the other traditional products to growth in the business.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ---------------------
                                                               2005      2004
                                                              -------   -------
                                                            (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................   $728       $737
Net investment income.......................................     43         46
Other revenues..............................................      9          9
                                                               ----       ----
  Total revenues............................................    780        792
                                                               ----       ----
EXPENSES
Policyholder benefits and claims............................    478        536
Other expenses..............................................    199        198
                                                               ----       ----
  Total expenses............................................    677        734
                                                               ----       ----
Income before provision for income taxes....................    103         58
Provision for income taxes..................................     27         12
                                                               ----       ----
Net income..................................................   $ 76       $ 46
                                                               ====       ====

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004 -- AUTO & HOME

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto insurance and homeowner's insurance.

     Net income increased by $30 million, or 65%, to $76 million for the three months ended March 31, 2005 from $46 million for the comparable 2004 period. This increase is primarily attributable to an improved non-catastrophe combined ratio which resulted from favorable automobile severity and non-catastrophe homeowner frequency of $12 million and $5 million, respectively, both net of income taxes. Additionally, a decrease in catastrophes versus the prior year period contributed $3 million, net of income taxes, and an improvement in the development of prior year claims contributed $14 million, net of income taxes to the 2005 period.

     Total revenues decreased by $12 million, or 2%, to $780 million for the three months ended March 31, 2005 from $792 million for the comparable 2004 period. This decrease is primarily attributable to a $9 million decrease in premiums, resulting primarily from a reduction in earned exposures for the automobile and homeowners line. The remainder of the decrease is due to a reduction in net investment income.

     Total expenses decreased by $57 million, or 8%, to $677 million for the three months ended March 31, 2005 from $734 million for the comparable 2004 period. This decrease is predominantly related to improved automobile claim severity of $19 million, improved non-catastrophe homeowners claim frequencies of $8 million, fewer claims due to a smaller exposure base of $14 million, fewer catastrophe claims of $5 million and favorable development of claims reported in prior years of $22 million versus the prior year period. Offsetting these improvements are increases in automobile claim frequency and homeowners claim severity of $11 million. The combined ratio excluding catastrophes declined to 90.9% for the three months ended March 31, 2005 versus 96.5% for the comparable 2004 period.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the periods indicated:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                  2005     2004
                                                                 ------   ------
                                                                   (DOLLARS IN
                                                                     MILLIONS)
REVENUES
Premiums....................................................      $502    $402
Universal life and investment-type product policy fees......       119      83
Net investment income.......................................       150     123
Other revenues..............................................         3       4
Net investment gains (losses)...............................        --      26
                                                                  ----    ----
  Total revenues............................................       774     638
                                                                  ----    ----
EXPENSES
Policyholder benefits and claims............................       430     373
Interest credited to policyholder account balances..........        47      37
Policyholder dividends......................................         2       2
Other expenses..............................................       177     132
                                                                  ----    ----
  Total expenses............................................       656     544
                                                                  ----    ----
Income from continuing operations before provision for
  income taxes..............................................       118      94
Provision for income taxes..................................        42      28
                                                                  ----    ----
Income from continuing operations before cumulative effect
  of a change in accounting.................................        76      66
Cumulative effect of a change in accounting, net of income
  taxes.....................................................        --     (30)
                                                                  ----    ----
Net income..................................................      $ 76    $ 36
                                                                  ====    ====

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004 -- INTERNATIONAL

     International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America and Asia/Pacific regions.

     Income from continuing operations increased by $10 million, or 15%, to $76 million for the three months ended March 31, 2005 from $66 million for the comparable 2004 period. Included in the prior period were realized capital gains of $20 million, net of income taxes, primarily due to the sale of the Spanish operations. Excluding the sale of the Spanish operations, income from continuing operations increased by $30 million, net of income taxes, over the comparable 2004 period. Mexico increased by $22 million, net of income taxes, primarily due to growth in the business and higher investment income. Additionally, a decrease in unrealized investment gains (losses) supporting certain policyholder liabilities in Mexico resulted in a reduction in such liabilities. South Korea increased by $7 million, net of income taxes, primarily due to higher sales of its variable universal life product and better expense margins.

     Total revenues, excluding net investment gains (losses), increased by $162 million, or 26%, to $774 million for the three months ended March 31, 2005 from $612 million for the comparable 2004 period. This increase is primarily the result of continued growth in the business through increased sales and renewal business as well as higher investment income within South Korea, Mexico, Chile, Taiwan and Brazil of $60 million, $47 million, $22 million, $13 million and $11 million, respectively. Additionally, a component of this business growth and higher net investment income is due to changes in foreign currency exchange rates of $20 million. The remainder of the increase can be attributed to business growth in other countries.

     Total expenses increased by $112 million, or 21%, to $656 million for the three months ended March 31, 2005 from $544 million for the comparable 2004 period. Commensurate with the business growth discussed above, expenses grew by $50 million, $20 million, $10 million and $8 million for the operations in South Korea, Chile, Taiwan and Brazil, respectively. Mexico's expenses increased by $22 million, primarily due to the growth discussed above, which was partially offset by a reduction in certain policyholder liabilities of $11 million as explained above. Additionally, a component of this business growth is due to changes in foreign currency exchange rates of $19 million. The remainder of the increase can be attributed to business growth in other countries.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                                2005      2004
                                                                ----      ----
                                                             (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................    $  907    $816
Net investment income.......................................       161     130
Other revenues..............................................        11      12
Net investment gains (losses)...............................        28      21
                                                                ------    ----
  Total revenues............................................     1,107     979
                                                                ------    ----
EXPENSES
Policyholder benefits and claims............................       746     654
Interest credited to policyholder account balances..........        55      51
Policyholder dividends......................................         4       5
Other expenses..............................................       256     233
                                                                ------    ----
  Total expenses............................................     1,061     943
                                                                ------    ----
Income before provision for income taxes....................        46      36
Provision for income taxes..................................        15      12
                                                                ------    ----
Income from continuing operations before cumulative effect
  of a change in accounting.................................        31      24
Cumulative effect of a change in accounting, net of income
  taxes.....................................................        --       5
                                                                ------    ----
Net income..................................................    $   31    $ 29
                                                                ======    ====

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004 -- REINSURANCE

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

     Income from continuing operations increased by $7 million, or 29%, to $31 million for the three months ended March 31, 2005 from $24 million for the comparable 2004 period. This increase is attributable to a 13% increase in revenues, primarily due to premium growth across all of RGA's geographical segments, particularly in Canada, the U.K. and South Africa. Additionally, net investment income increased $21 million, net of income taxes, or 24%, primarily related to an increase in the invested asset base. The growth in income from continuing operations is partially offset by poor mortality experience as a result of adverse claim experience in RGA's U.S. operation.

     Total revenues, excluding net investment gains (losses), increased by $121 million, or 13%, to $1,079 million for the three months ended March 31, 2005 from $958 million for the comparable 2004 period primarily due to a $91 million, or 11%, increase in premiums and a $31 million, or 24%, increase in net investment income. The premium increase during the three months ended March 31, 2005 is mainly the result of new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the various markets in which RGA operates. Favorable exchange rate movements also contributed approximately $13 million to the increase. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies, and as a result, can fluctuate from period to period. The growth in net investment income is the result of the growth in RGA's operations and asset base.

     Total expenses increased by $118 million, or 13%, to $1,061 million for the three months ended March 31, 2005 from $943 million for the comparable 2004 period. This increase is primarily attributable to an increase of $92 million in policyholder benefits and claims, primarily associated with RGA's growth in insurance in force of approximately $178 billion, and the aforementioned adverse large claim experience in the U.S. Other expenses increased $23 million, or 10%. Other expenses include policy related costs and therefore the increase is generally consistent with premium growth. Additionally, other expenses include minority interest expense which increased $4 million over the prior year period due to growth in RGA's earnings.

CORPORATE & OTHER

     The following table presents consolidated financial information for Corporate & Other for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                  2005      2004
                                                                --------   -------
                                                              (DOLLARS IN MILLIONS)
REVENUES
Premiums....................................................     $   1     $ (1)
Net investment income.......................................       128       55
Other revenues..............................................         3        7
Net investment gains (losses)...............................      (117)     (18)
                                                                 -----     ----
  Total revenues............................................        15       43
                                                                 -----     ----
EXPENSES
Policyholder benefits and claims............................         5        2
Other expenses..............................................       181      131
                                                                 -----     ----
  Total expenses............................................       186      133
                                                                 -----     ----
Loss from continuing operations before income tax benefit...      (171)     (90)
Income tax benefit..........................................       (92)     (43)
                                                                 -----     ----
Loss from continuing operations.............................       (79)     (47)
Income from discontinued operations, net of income taxes....       169       36
                                                                 -----     ----
Income (Loss) before cumulative effect of a change in
  accounting................................................        90      (11)
Cumulative effect of a change in accounting, net of income
  taxes.....................................................        --       (1)
                                                                 -----     ----
Net income (loss)...........................................     $  90     $(12)
                                                                 =====     ====

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004 -- CORPORATE & OTHER

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other.

     Loss from continuing operations increased by $32 million, or 68%, to $79 million for the three months ended March 31, 2005 from $47 million for the comparable 2004 period. The decrease in earnings in 2005 over the prior year period is primarily attributable to an increase in net investment losses of $63 million, as well as higher interest expense, legal fees and interest credited to bank deposits at MetLife Bank of $17 million, $12 million and $7 million, respectively, all of which are net of income taxes. This is partially offset by an increase in net investment income of $46 million, net of income taxes. In addition, the tax benefit increased by $19 million as a result of a change in the Company's allocation of tax expense among segments.

     Total revenues, excluding net investment gains (losses), increased by $71 million, or 116%, to $132 million for the three months ended March 31, 2005 from $61 million for the comparable 2004 period. The increase in revenue is primarily attributable to increases in income on fixed maturities due to a higher asset base and higher yields from lengthening the duration of the maturities, as well as increased income from corporate joint ventures and mortgage loans on real estate.

     Total expenses increased by $53 million, or 40%, to $186 million for the three months ended March 31, 2005 from $133 million for the comparable 2004 period. This increase is attributable to higher interest expense of $27 million as a result of the issuance of senior notes throughout 2004, as well as higher legal expenses of $19 million. In addition, as a result of growth in the business, interest credited to bank deposits increased by $11 million.

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

  LIQUIDITY

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $5.2 billion and $5.4 billion at March 31, 2005 and December 31, 2004, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed investment contracts ("GICs"), and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

     In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At March 31, 2005 and December 31, 2004, the Company had $139 billion and $136 billion in liquid assets, respectively.

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

     At March 31, 2005 and December 31, 2004, the Company had $1.1 billion and $1.4 billion in short-term debt outstanding, and long-term debt outstanding remained at $7.4 billion for both periods.

     MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, the Company has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At March 31, 2005 and December 31, 2004, MetLife Funding had a tangible net worth of $11.1 million and $10.9 million, respectively. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At March 31, 2005 and December 31, 2004, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1,125 million and $1,448 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $2.8 billion ($1.1 billion expiring in 2005, $175 million expiring in 2006 and $1.5 billion expiring in 2009). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and $2.5 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. At March 31, 2005, the Company had drawn approximately $55.4 million under the facilities expiring in 2005 at interest rates ranging from 5.38% to 6.08% and approximately $50 million under a facility expiring in 2006 at an interest rate of 3.48%. In March 2005, the Company entered into a $250 million letter of credit facility expiring in 2015. In April 2005, the Company replaced the $1 billion credit facility expiring in 2005 with a $1.5 billion five-year credit facility expiring in 2010. See "-- Subsequent Events."

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

     The following table summarizes the Company's major contractual obligations as of March 31, 2005:

                                                   LESS THAN    THREE TO FIVE   MORE THAN FIVE
CONTRACTUAL OBLIGATIONS                 TOTAL     THREE YEARS       YEARS           YEARS
-----------------------                --------   -----------   -------------   --------------
                                                        (DOLLARS IN MILLIONS)
Other long-term liabilities(1)(2)....  $ 81,668     $13,356        $5,623          $62,689
Long-term debt(3)....................     7,377       2,076           138            5,163
Partnership investments(4)...........     1,253       1,253            --               --
Operating leases.....................     1,075         486           163              426
Mortgage commitments.................     1,632       1,061           311              260
Shares subject to mandatory
  redemption(3)......................       350          --            --              350
Capital leases.......................        61          31            18               12
Obligation under purchase acquisition
  agreement..........................    11,500      11,500            --               --
                                       --------     -------        ------          -------
Total................................  $104,916     $29,763        $6,253          $68,900
                                       ========     =======        ======          =======

---------------

(1) Other long-term liabilities include various investment-type products with contractually scheduled maturities, including guaranteed interest contracts, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death, and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of approximately $71.2 billion and policyholder account balances of approximately $80.3 billion at March 31, 2005, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $60.7 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $29.3 billion relating to deferred annuities, approximately $22.0 billion for group and universal life products and approximately $16.4 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "-- Liquidity and Capital Resources -- The Company -- Asset/Liability Management."

    Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the more than five years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for the three months ended in the table of $81.7 billion exceeds the corresponding liability amounts of $36.9 billion included in the unaudited interim condensed consolidated financial statements at March 31, 2005. The liability amount in the unaudited interim condensed consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

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

     As of March 31, 2005, and relative to its liquidity program, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

     Letters of Credit. At March 31, 2005 and December 31, 2004, the Company had outstanding $1,121 million and $961 million, respectively, in letters of credit from various banks. The letters of credit outstanding at March 31, 2005 and December 31, 2004, all expire within one year except for $250 million in the current period which expires in ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

     Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2005, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

     In connection with the Company's acquisition of GenAmerica Financial Corporation ("GenAmerica"), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At March 31, 2005, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

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

     General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At March 31, 2005, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

     Management does not anticipate that these arrangements will place any significant demands upon the Company's liquidity resources.

     Litigation. Various litigation, claims and assessments against the Company in addition to those discussed elsewhere herein and those otherwise provided for in the Company's unaudited interim condensed consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

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

     Pending Acquisition. See "-- The Holding Company -- Liquidity Uses -- Pending Acquisition."

     Consolidated cash flows. Net cash provided by operating activities was $1,978 million and $1,126 million for the three months ended March 31, 2005 and 2004, respectively. The $852 million increase in operating cash flows in 2005 over the comparable 2004 period is primarily attributable to continued growth in the traditional, variable and universal life and annuity businesses. In addition, an increase in MetLife Bank's customer deposits, particularly in personal and business savings accounts, contributed to the increase in operating cash flows.

     Net cash used in investing activities was $3,963 million and $2,975 million for the three months ended March 31, 2005 and 2004, respectively. The $988 million increase in net cash used in investing activities in 2005 over the comparable 2004 period is primarily due to an increase in the purchases of fixed maturities. This was partially offset by proceeds from the sale of fixed maturities and mortgage and consumer loans, an increase in the amount of securities lending cash collateral invested in connection with the program and a decrease in cash used for the purpose of short-term investments.

     Net cash provided by financing activities was $1,804 million and $1,262 million for the three months ended March 31, 2005 and 2004, respectively. The $542 million increase in net cash provided by financing activities in 2005 over the comparable 2004 period is primarily attributable to a decrease in repayments of short-term debt related to dollar roll activity and an increase in net cash provided by policyholder account balances. In addition, the 2004 period includes the purchase of treasury stock under the authorization of the Holding Company's common stock repurchase program.

THE HOLDING COMPANY

  CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At March 31, 2005, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

  LIQUIDITY SOURCES

     Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of
(i) 10% of its surplus to policyholders as of the immediately preceding calendar year; and (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York State Department of Insurance has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration.

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

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At March 31, 2005 and December 31, 2004, the Holding Company had $1,782 million and $2,090 million in liquid assets, respectively.

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

     At March 31, 2005 and December 31, 2004, the Holding Company had no short-term debt outstanding. At both March 31, 2005 and December 31, 2004, the Holding Company had $5.7 billion in long-term debt outstanding.

     As of March 31, 2005, the Holding Company has issued an aggregate principal amount of senior debt of $1.2 billion under the Company's shelf registration statement filed in the first quarter of 2004 (the "2004 Registration Statement") .. Approximately $44 million of registered but unissued securities remaining from the Company's 2001 $4.0 billion shelf registration statement ("2001 Registration Statement") was carried over to 2004 Registration Statement. The Holding Company issued senior debt in the aggregate principal amount of $2.95 billion under the 2001 Registration Statement from November 2001 through November 2003. In addition, under this 2001 Registration Statement, in February 2003, the Holding Company remarketed debentures in the aggregate principal amount of $1.01 billion in accordance with the terms of the then-outstanding equity security units.

     On December 9, 2004, the Holding Company issued 350 million pounds sterling aggregate principal amount of 5.375% senior notes due December 9, 2024. The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended. Up to 35 million pounds sterling, or $66.8 million (translated from pounds sterling to U.S. dollars using the noon buying rate for pound sterling on November 30, 2004 as announced by the Federal Reserve Bank of New York) of the senior notes initially offered and sold outside the United States may be resold in the United States pursuant to the Company's shelf registration statement.

     The following table summarizes the Holding Company's senior debt issuances:

ISSUE DATE                                            PRINCIPAL         INTEREST RATE   MATURITY
----------                                      ---------------------   -------------   --------
                                                (DOLLARS IN MILLIONS)
December 2004(1)..............................          $661                5.38%         2024
June 2004(2)..................................          $350                5.50%         2014
June 2004(2)..................................          $750                6.38%         2034
November 2003.................................          $500                5.00%         2013
November 2003.................................          $200                5.88%         2033
December 2002.................................          $400                5.38%         2012
December 2002.................................          $600                6.50%         2032
November 2001.................................          $500                5.25%         2006
November 2001.................................          $750                6.13%         2011

---------------

(1) This amount represents the translation of 350 million pounds sterling into U.S. Dollars using the noon buying rate on March 31, 2005 of $1.889 as announced by the Federal Reserve Bank of New York.

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

     Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $2.5 billion ($1 billion expiring in 2005 and $1.5 billion expiring in 2009, which it shares with Metropolitan Life and MetLife Funding). Borrowings under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At March 31, 2005, none of the Holding Company, Metropolitan Life or MetLife Funding had borrowed against these credit facilities. In April 2005, the Holding Company replaced the $1 billion credit facility expiring in 2005 with a $1.5 billion five-year credit facility expiring in 2010. See
"-- Subsequent Events."

  LIQUIDITY USES

     The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company's common stock.

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

     Capital Contributions/Loans to Affiliates. During the three months ended March 31, 2005 and 2004, the Holding Company contributed an aggregate of $430 million and $75 million to various subsidiaries, respectively.

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

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of approximately $300 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the shares in the open market to return to the lenders. The Holding Company received a cash adjustment based on the actual amount paid by the bank to purchase the shares of approximately $7 million. The Holding Company recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     The following table summarizes the share repurchase activity of the Holding Company for the three months ended March 31, 2005 and 2004:

                                                                     MARCH 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS)
Shares Repurchased..........................................          --    1,849,500
Cost........................................................  $       --   $       65

     At March 31, 2005, the Holding Company had approximately $710 million remaining on its existing share repurchase program. As a result of the Holding Company's agreement to acquire Travelers from Citigroup Inc., the Holding Company has currently suspended its share repurchase activity. Future share repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock.

     Letters of Credit. At March 31, 2005 and December 31, 2004, the Holding Company had outstanding $161 million and $369 million, respectively, in the letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements.

     Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2005, the capital and surplus of each of these subsidiaries is in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

     Based on management's analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval, its portfolio of liquid assets, anticipated securities issuances and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common stock, contribute capital to its subsidiaries, pay all operating expenses, and meet its cash needs.

     Pending Acquisition. On January 31, 2005, the Holding Company entered into an agreement to acquire Travelers for a purchase price of $11.5 billion, subject to adjustment as described in the acquisition agreement. As a condition to closing, Citigroup Inc. and the Holding Company will enter into ten-year agreements under which the Company will expand its distribution by making products available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. On March 30, 2005, the Holding Company announced the termination of the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in the summer of 2005. Approximately $1 billion to $3 billion of the purchase price will be paid in MetLife stock with the remainder paid in cash which will be financed through a combination of cash on hand, debt, mandatorily convertible and perpetual preferred securities and selected asset sales depending on market conditions, timing, valuation considerations and the relative attractiveness of funding alternatives.

SUBSEQUENT EVENTS

     On May 4, 2005, the Holding Company signed a commitment letter with term sheet (the "Commitment Letter") with Bank of America, N.A. (the "Administrative Agent"), Banc of America Securities LLC ("BAS") and Goldman Sachs Credit Partners L.P. ("Goldman Sachs," and together with BAS, collectively, the "Lead Arrangers"). Pursuant to the Commitment Letter, the Administrative Agent and Goldman Sachs each agreed to provide up to $3.5 billion of a $7.0 billion unsecured senior bridge credit facility (the "Bridge Facility"), and the Lead Arrangers agreed, on a best efforts basis, to syndicate the Bridge Facility (the lenders in such syndication, collectively, the "Lenders").

     The Holding Company may determine to utilize some or all of the Bridge Facility to finance a portion of the purchase price, as well as costs and expenses, of the acquisition of Travelers. Funding under the Bridge Facility, if it occurs, will occur on the same date as the closing of the Acquisition, but in no event later than the first business day of February 2006 ("Funding"). Definitive loan documentation for the Bridge Facility is expected to be executed in May 2005.

     Conditions precedent to closing of the Bridge Facility are typical for transactions of this type, including no material adverse change since December 31, 2004 in the business, assets, or condition of the Holding Company and its subsidiaries, as a whole ("Material Adverse Change"). Conditions precedent to Funding include (i) no Material Adverse Change, (ii) availability of all other funds necessary to consummate the acquisition, (iii) review and acceptance by the Administrative Agent and Lead Arrangers of the agreement relating to the Acquisition, including amendments thereto and waivers therefrom, (iv) receipt of assurances that the senior unsecured debt ratings will remain at or above a specified level before and after the Acquisition, and (v) satisfaction of certain financial covenants also found in other credit facilities of the Holding Company.

     On April 27, 2005, the Holding Company filed a universal shelf registration statement (the "2005 Registration Statement") with the U.S. Securities and Exchange Commission ("SEC"), covering $11 billion of securities. Approximately $3.9 billion of additional registered but unissued securities remaining from the 2004 Registration Statement is being included in the 2005 Registration Statement. The 2005 Registration Statement, once it has been declared effective by the SEC, will permit the offer and sale, from time to time, of a wide range of debt and equity securities. The terms of any offering will be established at the time of the offering.

     On April 25, 2005, the Holding Company entered into a $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") under which the Holding Company agreed to unconditionally guarantee reimbursement obligations of The Travelers Life and Annuity Reinsurance Company ("TLARC") with respect to reinsurance letters of credit issued pursuant to the L/C Agreement. The L/C Agreement amends an agreement under which Citigroup Insurance Holding Company, the parent of TLARC, is the guarantor of TLARC's reimbursement obligations, but the Holding Company does not replace Citigroup Insurance Holding Company as guarantor, and letters of credit continue to be issued under the existing unamended agreement, until the closing of the acquisition by the Holding Company of Travelers. The L/C Agreement expires five years after the closing of the acquisition.

     On April 22, 2005, the Holding Company and MetLife Funding (collectively, the "Borrowers") entered into a $1.5 billion five-year credit agreement, the proceeds of which will be used for general corporate purposes and to support the Borrowers' commercial paper programs. All borrowings under the credit agreement must be repaid by April 22, 2010, except that letters of credit outstanding on that date may remain outstanding until April 22, 2011.

     On April 22, 2005, the Holding Company publicly announced that it is no longer considering selling some or all of the shares of RGA common stock beneficially owned by it for the purpose of financing the acquisition of Travelers. As of April 22, 2005, the Holding Company beneficially owned approximately 51.5% of RGA's outstanding common shares.

OFF-BALANCE SHEET ARRANGEMENTS

     There have been no material changes to the Company's off-balance sheet arrangements since the filing of the Company's 2004 Annual Report on Form 10-K, except the settlement of the Company's accelerated share repurchase agreement and certain other items. See "-- The Holding Company-Liquidity Uses -- Share Repurchase" and "-- Subsequent Events."

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position Paper ("FSP") 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. If the repatriation provision is implemented by the Company, the impact on the Company's income tax expense and deferred income tax assets and liabilities would be immaterial.

     In December 2004, the FASB issued SFAS No. 153 Exchange of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. SFAS 153 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and issued SFAS 123(r) Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r), and the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. As all stock options currently accounted for under the intrinsic value method will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's unaudited interim condensed consolidated financial statements.

     In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), which provides accounting guidance to a sponsor of a postretirement health care plan that provides prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. FSP 106-2 was effective for interim periods beginning after June 15, 2004 and provides for either retroactive application to the date of enactment of the legislation or prospective application from the date of adoption of FSP 106-2. Effective July 1, 2004, the Company adopted FSP 106-2 prospectively and the postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. FSP 106-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the ultimate impact, if any, EITF 03-1 will have on its unaudited interim condensed consolidated financial statements.

     In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per share calculations or amounts.

     In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), as interpreted by Technical Practices Aids issued by the American Institute of Certified Public Accountants. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1") which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets") under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Upon adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the three months March 31, 2004.

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

  COMPOSITION OF PORTFOLIO AND INVESTMENT RESULTS

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio at or for the three months ended March 31, 2005 and 2004:

                                                           AT OR FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           --------------------------------
                                                              2005                 2004
                                                           -----------          -----------
                                                                (DOLLARS IN MILLIONS)
FIXED MATURITIES
Yield(1).................................................       6.33%                6.62%
Investment income(2).....................................   $  2,278             $  2,232
Net investment gains (losses)............................   $   (114)            $     34
Ending assets(2).........................................   $182,653             $174,100
MORTGAGE AND CONSUMER LOANS
Yield(1).................................................       6.55%                6.81%
Investment income(3).....................................   $    527             $    449
Net investment gains (losses)............................   $    (11)            $     --
Ending assets............................................   $ 31,977             $ 26,562
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1).................................................      11.11%               11.85%
Investment income........................................   $    119             $    139
Net investment gains (losses)............................   $     18             $     21
Ending assets............................................   $  4,306             $  4,696
POLICY LOANS
Yield(1).................................................       6.17%                6.12%
Investment income........................................   $    138             $    134
Ending assets............................................   $  8,953             $  8,758

                                                           AT OR FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           --------------------------------
                                                              2005                 2004
                                                           -----------          -----------
                                                                (DOLLARS IN MILLIONS)
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield(1).................................................       9.84%                3.05%
Investment income........................................   $    118             $     29
Net investment gains (losses)............................   $     95             $     --
Ending assets............................................   $  5,567             $  4,290
CASH AND SHORT-TERM INVESTMENTS
Yield(1).................................................       4.76%                2.70%
Investment income........................................   $     64             $     30
Net investment gains (losses)............................   $     (1)            $     --
Ending assets............................................   $  6,476             $  5,098
OTHER INVESTED ASSETS(5)
Yield(1).................................................       9.06%                5.01%
Investment income........................................   $     95             $     51
Net investment gains (losses)............................   $     (8)            $     68
Ending assets............................................   $  4,960             $  5,083
TOTAL INVESTMENTS
Gross investment income yield(1).........................       6.55%                6.56%
Investment fees and expenses yield.......................      (0.12)%              (0.14%)
                                                            --------             --------
NET INVESTMENT INCOME YIELD..............................       6.43%                6.42%
                                                            ========             ========
Gross investment income..................................   $  3,339             $  3,064
Investment fees and expenses.............................        (59)                 (64)
                                                            --------             --------
NET INVESTMENT INCOME(4)(5)..............................   $  3,280             $  3,000
                                                            ========             ========
Ending assets............................................   $244,892             $228,587
                                                            ========             ========
Net investment gains (losses)(4)(5)......................   $    (21)            $    123
                                                            ========             ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Fixed maturities includes $134 million and $1 million in ending assets and investment income, respectively, relating to trading securities for the three months ended March 31, 2005.

(3) Investment income from mortgage and consumer loans includes prepayment fees.

(4) Real estate and real estate joint venture income includes amounts classified as discontinued operations of $39 million and $48 million for the three months ended March 31, 2005 and 2004, respectively. Net investment gains (losses) include $18 million and $20 million of gains classified as discontinued operations for the three months ended March 31, 2005 and 2004, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $24 million and $14 million for the three months ended March 31, 2005 and 2004, respectively. These amounts are excluded from net investment gains (losses).

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE FOR SALE

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 74.5% and 73.9% of total cash and invested assets at March 31, 2005 and December 31, 2004, respectively. Based on estimated fair value, public fixed maturities represented $160,496 million, or 87.9%, and $154,456 million, or 87.4%, of total fixed maturities at March 31, 2005 and December 31, 2004, respectively. Based on estimated fair value, private fixed maturities represented $22,023 million, or 12.1%, and $22,307 million, or 12.6%, of total fixed maturities at March 31, 2005 and December 31, 2004, respectively.

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

     The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB-" or higher by Standard & Poor's ("S&P") by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                                MARCH 31, 2005                   DECEMBER 31, 2004
                                         -----------------------------     -----------------------------
                                          COST OR    ESTIMATED              COST OR    ESTIMATED
 NAIC                                    AMORTIZED     FAIR      % OF      AMORTIZED     FAIR      % OF
RATING    RATING AGENCY DESIGNATION(1)     COST        VALUE     TOTAL       COST        VALUE     TOTAL
------   ------------------------------  ---------   ---------   -----     ---------   ---------   -----
                                                              (DOLLARS IN MILLIONS)
  1      Aaa/Aa/A......................  $121,611    $125,899     69.0%    $113,071    $118,779     67.2%
  2      Baa...........................    41,638      44,054     24.1       42,165      45,311     25.6
  3      Ba............................     7,021       7,392      4.1        6,907       7,500      4.2
  4      B.............................     4,462       4,649      2.5        4,097       4,414      2.5
  5      Caa and lower.................       301         325      0.2          329         366      0.2
  6      In or near default............        43          51       --          101          90      0.1
                                         ---------   ---------   -----     ---------   ---------   -----
         Subtotal......................   175,076     182,370     99.9      166,670     176,460     99.8
         Redeemable preferred stock....       154         149      0.1          326         303      0.2
                                         ---------   ---------   -----     ---------   ---------   -----
         Total fixed maturities........  $175,230    $182,519    100.0%    $166,996    $176,763    100.0%
                                         =========   =========   =====     =========   =========   =====

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

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, as well as the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                           MARCH 31, 2005
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                       (DOLLARS IN MILLIONS)
U.S. corporate securities..............  $ 57,593    $3,184    $  360     $ 60,417     33.1%
Residential mortgage-backed
  securities...........................    34,520       416       286       34,650     19.0
Foreign corporate securities...........    25,766     2,165       165       27,766     15.2
U.S. treasury/agency securities........    20,646     1,208        84       21,770     11.9
Commercial mortgage-backed
  securities...........................    13,201       307       136       13,372      7.3
Asset-backed securities................    10,795        91        60       10,826      5.9
Foreign government securities..........     8,104       882        54        8,932      4.9
State and political subdivision
  securities...........................     3,766       180        12        3,934      2.2
Other fixed maturity securities........       685        52        34          703      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   175,076     8,485     1,191      182,370     99.9
Redeemable preferred stocks............       154        --         5          149      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities
     available-for-sale................  $175,230    $8,485    $1,196     $182,519    100.0%
                                         ========    ======    ======     ========    =====
Common stocks..........................  $  1,902    $  132    $   50     $  1,984     78.9%
Nonredeemable preferred stocks.........       501        37         6          532     21.1
                                         --------    ------    ------     --------    -----
  Total equity securities
     available-for-sale(1).............  $  2,403    $  169    $   56     $  2,516    100.0%
                                         ========    ======    ======     ========    =====

                                                          DECEMBER 31, 2004
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                        (DOLLARS IN MILLIONS)
U.S. corporate securities...............  $ 58,022    $ 3,870    $172     $ 61,720     34.9%
Residential mortgage-backed
  securities............................    31,683        612      65       32,230     18.2
Foreign corporate securities............    25,341      2,582      85       27,838     15.7
U.S. treasury/agency securities.........    16,534      1,314      22       17,826     10.1
Commercial mortgage-backed securities...    12,099        440      38       12,501      7.1
Asset-backed securities.................    10,784        125      33       10,876      6.1
Foreign government securities...........     7,637        974      26        8,585      4.9
State and political subdivision
  securities............................     3,683        220       4        3,899      2.2
Other fixed maturity securities.........       887        131      33          985      0.6
                                          --------    -------    ----     --------    -----
  Total bonds...........................   166,670     10,268     478      176,460     99.8
Redeemable preferred stocks.............       326         --      23          303      0.2
                                          --------    -------    ----     --------    -----
  Total fixed maturities
     available-for-sale.................  $166,996    $10,268    $501     $176,763    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,412    $   244    $  5     $  1,651     75.5%
Nonredeemable preferred stocks..........       501         39       3          537     24.5
                                          --------    -------    ----     --------    -----
  Total equity securities
     available-for-sale(1)..............  $  1,913    $   283    $  8     $  2,188    100.0%
                                          ========    =======    ====     ========    =====

---------------

(1) Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $475 million and $332 million at March 31, 2005 and December 31, 2004, respectively.

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

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $19 million and $6 million for the three months ended March 31, 2005 and 2004, respectively. The Company's three largest impairments totaled $18 million and $5 million for the three months ended March 31, 2005 and 2004, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. For the three months ended March 31, 2005 and 2004, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $21,428 million and $3,041 million, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $229 million and $76 million for the three months ended March 31, 2005 and 2004, respectively.

     The following table presents the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                                 MARCH 31, 2005
                                          ------------------------------------------------------------
                                          COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                                 COST                LOSSES             SECURITIES
                                          ------------------   ------------------   ------------------
                                          LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                             20%       MORE       20%       MORE       20%       MORE
                                          ---------   ------   ---------   ------   ---------   ------
                                                             (DOLLARS IN MILLIONS)
Less than six months....................   $63,726     $63      $  930      $17       5,300      108
Six months or greater but less than nine
  months................................     2,552       4          58        1         374        2
Nine months or greater but less than
  twelve months.........................     5,521      --         134       --         496        3
Twelve months or greater................     2,982      19         107        5         423       10
                                           -------     ---      ------      ---       -----      ---
  Total.................................   $74,781     $86      $1,229      $23       6,593      123
                                           =======     ===      ======      ===       =====      ===

     The gross unrealized loss related to the Company's fixed maturities and equity securities at March 31, 2005 was $1,252 million. These securities are concentrated by sector in U.S. corporates (29%); residential mortgage-backed (23%); and foreign corporates (13%); and are concentrated by industry in mortgage-backed (34%); finance (9%); and services (9%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 5% of the $73,615 million fair value and 9% of the $1,252 million gross unrealized loss.

     The Company held four fixed maturities and equity securities with a gross unrealized loss at March 31, 2005 greater than $10 million. These securities represent 6% of the gross unrealized loss on fixed maturities and equity securities where the estimated fair value had declined and remained below amortized cost by less than 20% for less than six months.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

                                                     MARCH 31, 2005     DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Industrial.......................................   $35,206      39.9%   $35,785      39.9%
Foreign(1).......................................    27,766      31.5     27,838      31.1
Finance..........................................    14,189      16.1     14,481      16.2
Utility..........................................    10,344      11.7     10,800      12.1
Other............................................       678       0.8        654       0.7
                                                    -------     -----    -------     -----
  Total..........................................   $88,183     100.0%   $89,558     100.0%
                                                    =======     =====    =======     =====

---------------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

     The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At March 31, 2005 and December 31, 2004, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,776 million and $4,967 million, respectively, which were less than 2% and less than 3%, respectively, of the Company's total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturities held at March 31, 2005 and December 31, 2004 was $614 million and $631 million, respectively.

     The Company has hedged all of its material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

     Structured Securities. The following table shows the types of structured securities the Company held at:

                                                     MARCH 31, 2005     DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                            (DOLLARS IN MILLIONS)
Residential mortgage-backed securities:
  Collateralized mortgage obligations............   $22,047      37.5    $19,752      35.5%
  Pass-through securities........................    12,603      21.4     12,478      22.4
                                                    -------     -----    -------     -----
     Total residential mortgage-backed
       securities................................    34,650      58.9     32,230      57.9
Commercial mortgage-backed securities............    13,372      22.7     12,501      22.5
Asset-backed securities..........................    10,826      18.4     10,876      19.6
                                                    -------     -----    -------     -----
     Total.......................................   $58,848     100.0%   $55,607     100.0%
                                                    =======     =====    =======     =====

     The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At March 31, 2005 and December 31, 2004, $34,508 million and $31,768 million, respectively, or 99.6% and 98.6%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     At March 31, 2005 and December 31, 2004, $9,800 million and $8,750 million, respectively, or 73.3% and 70.0%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     The Company's asset-backed securities are diversified both by sector and by issuer. Credit card and home equity loan securitizations, accounting for about 28% and 27% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. Approximately $6,899 million and $6,775 million, or 63.7% and 62.3%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at March 31, 2005 and December 31, 2004, respectively.

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

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a bankruptcy-remote special purpose entities ("SPEs") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method. The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities.

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

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $339 million and $666 million at March 31, 2005 and December 31, 2004, respectively. The related net investment income recognized was $4 million and $3 million for the three months ended March 31, 2005 and 2004, respectively.

  TRADING SECURITIES

     During the first quarter of 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchases and sales of securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income. Net investment income for the three months ended March 31, 2005 includes $779 thousand of holding gains (losses) on securities classified as trading. Of this amount, $515 thousand relates to trading securities still held at March 31, 2005. The Company did not have any trading securities during the three months ended March 31, 2004.

  MORTGAGE AND CONSUMER LOANS

     The Company's mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 13.1% and 13.6% of the Company's total cash and invested assets as of March 31, 2005 and December 31, 2004, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage and consumer loans by type at:

                                                      MARCH 31, 2005    DECEMBER 31, 2004
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                             (DOLLARS IN MILLIONS)
Commercial mortgage loans..........................  $24,631     77.0%   $24,990     77.1%
Agricultural mortgage loans........................    5,929     18.6      5,907     18.2
Consumer loans.....................................    1,417      4.4      1,509      4.7
                                                     -------    -----    -------    -----
  Total............................................  $31,977    100.0%   $32,406    100.0%
                                                     =======    =====    =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                      MARCH 31, 2005    DECEMBER 31, 2004
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                             (DOLLARS IN MILLIONS)
REGION
Pacific............................................  $ 5,888     23.9%   $ 6,075     24.3%
South Atlantic.....................................    5,613     22.8      5,696     22.8
Middle Atlantic....................................    3,898     15.8      4,057     16.2
East North Central.................................    2,565     10.4      2,550     10.2
West South Central.................................    2,139      8.7      2,024      8.1
New England........................................    1,409      5.7      1,412      5.6
International......................................    1,343      5.5      1,364      5.5
Mountain...........................................      780      3.2        778      3.1
West North Central.................................      631      2.5        667      2.7
East South Central.................................      267      1.1        268      1.1
Other..............................................       98      0.4         99      0.4
                                                     -------    -----    -------    -----
  Total............................................  $24,631    100.0%   $24,990    100.0%
                                                     =======    =====    =======    =====
PROPERTY TYPE
Office.............................................  $10,798     43.8%   $11,500     46.0%
Retail.............................................    5,754     23.4      5,698     22.8
Apartments.........................................    3,330     13.5      3,264     13.1
Industrial.........................................    2,749     11.2      2,499     10.0
Hotel..............................................    1,212      4.9      1,245      5.0
Other..............................................      788      3.2        784      3.1
                                                     -------    -----    -------    -----
  Total............................................  $24,631    100.0%   $24,990    100.0%
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

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                      MARCH 31, 2005                             DECEMBER 31, 2004
                         -----------------------------------------   -----------------------------------------
                                                           % OF                                        % OF
                         AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                          COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                         ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                         (DOLLARS IN MILLIONS)
Performing.............   $24,791      100%    $161           6%      $25,077     99.8%    $128         0.5%
Restructured...........        --       --       --          --%           55      0.2       18        32.7%
Potentially
  delinquent...........        --       --       --          --%            7       --        3        42.9%
Delinquent or under
  foreclosure..........         1       --       --          --%           --       --       --          --%
                          -------    -----     ----                   -------    -----     ----
  Total................   $24,792    100.0%    $161         0.6%      $25,139    100.0%    $149         0.6%
                          =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2005
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of period................................          $149
Additions...................................................            33
Deductions..................................................           (21)
                                                                      ----
Balance, end of period......................................          $161
                                                                      ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

     Approximately 69% of the $5,929 million of agricultural mortgage loans outstanding at March 31, 2005 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                      MARCH 31, 2005                             DECEMBER 31, 2004
                         -----------------------------------------   -----------------------------------------
                                                           % OF                                        % OF
                         AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                          COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                         ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                         (DOLLARS IN MILLIONS)
Performing.............   $5,831      98.2%     $6          0.1%      $5,803      98.1%     $4          0.1%
Restructured...........       56       0.9      --           --%          67       1.1      --           --%
Potentially
  delinquent...........        4       0.1       1         25.0%           4       0.1       1         25.0%
Delinquent or under
  foreclosure..........       47       0.8       2          4.3%          40       0.7       2          5.0%
                          ------     -----      --                    ------     -----      --
  Total................   $5,938     100.0%     $9          0.2%      $5,914     100.0%     $7          0.1%
                          ======     =====      ==                    ======     =====      ==

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2005
                                                                ------------------
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of period................................            $7
Additions...................................................             2
Deductions..................................................            --
                                                                        --
Balance, end of period......................................            $9
                                                                        ==

     Consumer Loans. Consumer loans consist of residential mortgages and auto loans.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial properties located primarily throughout the United States. At March 31, 2005 and December 31, 2004, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,306 million and $4,233 million, respectively, or 1.7%, and 1.8% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                   MARCH 31, 2005         DECEMBER 31, 2004
                                                ---------------------   ---------------------
                                                CARRYING                CARRYING
TYPE                                             VALUE     % OF TOTAL    VALUE     % OF TOTAL
----                                            --------   ----------   --------   ----------
                                                            (DOLLARS IN MILLIONS)
Real estate held-for-investment...............   $2,921       67.8%      $2,891       68.3%
Real estate joint ventures
  held-for-investment.........................      534       12.4          386        9.1
Foreclosed real estate held-for-investment....        3        0.1            3        0.1
                                                 ------      -----       ------      -----
                                                  3,458       80.3        3,280       77.5
                                                 ------      -----       ------      -----
Real estate held-for-sale.....................      847       19.7          952       22.5
Foreclosed real estate held-for-sale..........        1         --            1         --
                                                 ------      -----       ------      -----
                                                    848       19.7          953       22.5
                                                 ------      -----       ------      -----
Total real estate, real estate joint ventures
  and real estate held-for-sale...............   $4,306      100.0%      $4,233      100.0%
                                                 ======      =====       ======      =====

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $848 million and $953 million at March 31, 2005 and December 31, 2004, respectively, are net of valuation allowances of $0 million and $4 million, respectively, and net of prior year impairments of $6 million at both March 31, 2005 and December 31, 2004.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

     On March 29, 2005, the Company entered into a contract to sell its One Madison Avenue property in Manhattan for $918 million. The sale, which occurred on April 29, 2005, is expected to result in a gain in excess of $420 million, net of income taxes. On April 1, 2005, the Company entered into a contract to sell its 200 Park Avenue property above Grand Central Station in Manhattan for $1.72 billion. The sale, which occurred on May 4, 2005, is expected to result in a gain in excess of $750 million, net of income taxes. Both properties are included in Real Estate -- Held-for-Sale in the accompanying unaudited interim condensed consolidated financial statements.

  OTHER LIMITED PARTNERSHIP INTERESTS

     The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $3,051 million and $2,907 million at March 31, 2005 and December 31, 2004, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in other limited partnerships represented 1.2% of cash and invested assets at both March 31, 2005 and December 31, 2004.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $3,883 million and $3,916 million at March 31, 2005 and December 31, 2004, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also include the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.0% and 2.1% of cash and invested assets at March 31, 2005 and December 31, 2004, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivatives, including swaps, forwards, future and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments.

     The table below provides a summary of the notional amount and current market or fair value of derivative financial instruments held at:

                                         MARCH 31, 2005                   DECEMBER 31, 2004
                                 -------------------------------   -------------------------------
                                               CURRENT MARKET                    CURRENT MARKET
                                               OR FAIR VALUE                     OR FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                       (DOLLARS IN MILLIONS)
Interest rate swaps............  $13,460     $317      $   17      $12,681     $284      $   22
Interest rate floors...........    7,725       67          --        3,325       38          --
Interest rate caps.............    7,757       27          --        7,045       12          --
Financial futures..............      141       10          --          611       --          13
Foreign currency swaps.........    8,320      112       1,112        8,214      150       1,302
Foreign currency forwards......    1,532        9           9        1,013        5          57
Options........................      823       30           4          825       37           7
Financial forwards.............    2,435       10          --          326       --          --
Credit default swaps...........    2,819       10          10        1,897       11           5
Synthetic GICs.................    5,515       --          --        5,869       --          --
Other..........................      450       --          --          450        1           1
                                 -------     ----      ------      -------     ----      ------
  Total........................  $50,977     $592      $1,152      $42,256     $538      $1,407
                                 =======     ====      ======      =======     ====      ======

     Credit Risk. The Company may be exposed to credit related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date. Because exchange traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit related losses in the event of nonperformance by counterparties to such derivative financial instruments.

     The Company manages its credit risk by entering into derivative transactions with creditworthy counterparties. In addition, the Company enters into over-the-counter derivatives pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Likewise, the Company effects exchange traded futures and options through regulated exchanges and these positions are marked to market and margined on a daily basis.

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at March 31, 2005, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                              MARCH 31, 2005
                                             -------------------------------------------------
                                               PRIMARY BENEFICIARY     NOT PRIMARY BENEFICIARY
                                             -----------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                               TOTAL     EXPOSURE TO     TOTAL      EXPOSURE
                                             ASSETS(1)     LOSS(2)     ASSETS(1)   TO LOSS(2)
                                             ---------   -----------   ---------   -----------
                                                           (DOLLARS IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations..........    $ --         $ --        $1,340        $  1
Real estate joint ventures(3)..............      15           13           137          --
Other limited partnerships(4)..............     223          173           855         153
Other structured investments(5)............      --           --           814          98
                                               ----         ----        ------        ----
  Total....................................    $238         $186        $3,146        $252
                                               ====         ====        ======        ====

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at March 31, 2005. The assets of the real estate joint ventures, other limited partnerships and other structured investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

(3) Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

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

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $29,938 million and $26,564 million and an estimated fair value of $30,870 million and $27,974 million were on loan under the program at March 31, 2005 and December 31, 2004, respectively. The Company was liable for cash collateral under its control of $31,713 million and $28,678 million at March 31, 2005 and December 31, 2004, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

  SEPARATE ACCOUNTS

     The Company had $85.8 billion and $86.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, at March 31, 2005 and December 31, 2004, respectively. The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

     The Company's revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company's general account assets, liabilities, revenues and expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates, and that the amount of that risk has changed from that reported on December 31, 2004. The equity and foreign currency portfolios do not expose the Company to material market risk, nor has the Company's exposure to those risks materially changed from that reported on December 31, 2004.

     The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. As disclosed in the 2004 Annual Report on Form 10-K, the Company uses a variety of strategies to manage interest rate, equity, and foreign currency exchange risk, including the use of derivative instruments.

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at March 31, 2005 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at March 31, 2005. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at March 31, 2005 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio as of the period indicated was:

                                                                  MARCH 31, 2005
                                                               ---------------------
                                                               (DOLLARS IN MILLIONS)
Interest rate risk -- non-trading instruments...............          $4,569
Interest rate risk -- trading instruments...................          $    5
Equity price risk...........................................          $  227
Foreign currency exchange rate risk.........................          $  669

     The table below provides additional detail regarding the potential loss in fair value of the Company's non-trading interest sensitive financial instruments at March 31, 2005 by type of asset or liability.

                                                                      AS OF MARCH 31, 2005
                                                              ------------------------------------
                                                                                       ASSUMING A
                                                                                      10% INCREASE
                                                              NOTIONAL                IN THE YIELD
                                                               AMOUNT    FAIR VALUE      CURVE
                                                              --------   ----------   ------------
                                                                     (DOLLARS IN MILLIONS)
ASSETS
Fixed maturities available-for-sale.........................  $    --     $182,519      $(4,292)
Mortgage loans on real estate...............................       --       33,192         (563)
Equity securities...........................................       --        2,516           (7)
Short-term investments......................................       --        2,551          (10)
Cash and cash equivalents...................................       --        3,925           (2)
Policy loans................................................       --        8,953         (291)
Mortgage loan commitments...................................    1,632           (3)          (8)
                                                                                        -------
     Total Assets...........................................                            $(5,173)

LIABILITIES
Policyholder account balances...............................  $    --     $ 72,841      $   450
Long-term debt..............................................       --        7,671          259
Short-term debt.............................................       --        1,120           --
Payable under securities loaned transactions................       --       31,713           --
                                                                                        -------
     Total Liabilities......................................                            $   709
OTHER
  Company-obligated mandatorily redeemable securities of
     subsidiary trusts......................................  $    --     $    329      $     1
  Derivative Instruments (designated hedges or otherwise)
     Swaps..................................................  $22,230     $   (700)     $   (85)
     Futures................................................      141           10            1
     Forwards...............................................    3,967           10           --
     Options................................................   16,305          120          (22)
     Synthetic GICs.........................................    5,515           --           --
     Credit default swaps...................................    2,819           --           --
                                                                                        -------
       Total other..........................................                            $  (105)
                                                                                        -------
NET CHANGE..................................................                            $(4,569)
                                                                                        -------

     This quantitative measure of risk has increased 25%, or ($919) million, from ($3,650) million as of December 31, 2004. The primary reason for the increase, accounting for ($569) million of the increase, is the rise in the yield curve as of March 31, 2005 as compared to December 31, 2004. This measure is based on a hypothetical 10% increase from the existing yield curve, so the nominal increase in interest rates tested as of March 31, 2005 is larger than the 10% increase tested as of December 31, 2004. The remainder of the change is due to increased holdings, in particular additional interest rate floors.

ITEM 4.  CONTROLS AND PROCEDURES

     The Holding Company's management, with the participation of the Holding Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Holding Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 5 to the unaudited interim condensed consolidated financial statements in Part I of this report.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2005.

  Sales Practices Claims

     Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company ("New England Mutual") and General American Life Insurance Company ("General American") have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits generally are referred to as "sales practices claims."

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits have been brought. As of March 31, 2005, there are approximately 328 sales practices lawsuits pending against Metropolitan Life; approximately 49 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); and approximately 54 sales practices lawsuits pending against General American. Metropolitan Life, New England and General American continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance may be commenced in the future.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England and General American.

  Asbestos-Related Claims

     Metropolitan Life received approximately 23,500 asbestos-related claims in 2004. During the first three months of 2005 and 2004, Metropolitan Life received approximately 5,900 and 7,185 asbestos-related claims, respectively.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of March 31, 2005, to be approximately $73 million in the aggregate, including future years.

  Other

     Prior to filing MetLife, Inc.'s June 30, 2003 Form 10-Q, MetLife announced a $31 million charge, net of income taxes, resulting from certain improperly deferred expenses at an affiliate, New England Financial. MetLife notified the SEC about the nature of this charge prior to its announcement. The SEC opened a formal investigation of the matter and, in December 2004, NELICO received a "Wells Notice" in connection with the SEC investigation. The staff of the SEC recently notified NELICO that no enforcement action has been recommended against NELICO.

     The American Dental Association and three individual providers have sued MetLife and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the case and a motion to dismiss has been granted in part and further pleadings and discovery will ensue.

     As anticipated, the SEC issued a formal order of investigation related to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The Company is fully cooperating with respect to inquiries from the SEC.

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received a subpoena from the District Attorney of the County of San Diego, California. The subpoena seeks numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. MetLife is continuing to conduct an internal review of its commission payment practices. The Company continues to fully cooperate with these inquiries and is responding to the subpoenas and other requests.

     Approximately fifteen broker-related lawsuits have been received. Two class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against MetLife, Inc. and certain officers of MetLife, Inc. In the context of contingent commissions, the complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding MetLife, Inc.'s financial performance throughout the class period that had the effect of artificially inflating the market price of MetLife Inc.'s securities. Three class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of participants in and beneficiaries of Metropolitan Life Insurance Company's Savings and Investment Plan against MetLife, Inc., the MetLife, Inc. Employee Benefits Committee, certain officers of Metropolitan Life Insurance Company, and members of MetLife, Inc.'s board of directors. In the context of contingent commissions, the complaints allege that defendants violated their fiduciary obligations under

ERISA by failing to disclose to plan participants who had the option of allocating funds in the plan to the MetLife Company Stock Fund material facts regarding MetLife, Inc.'s financial performance. The plaintiffs in these actions seek compensatory and other relief. Two cases have been brought in California state court against MetLife, Inc., other companies, and an insurance broker. One of these cases alleges that the insurers and the broker violated Section 17200 of the California Business and Professions Code by engaging in unfair trade practices concerning contingent commissions and fees paid to the broker; the Company has been advised that the plaintiff intends to dismiss the action without prejudice. The other case has been brought by the California Insurance Commissioner and alleges that the defendants violated certain provisions of the California Insurance Code. Additionally, two civil RICO and antitrust-related class action lawsuits have been brought against MetLife, Inc., and other companies in California federal court with respect to issues concerning contingent commissions and fees paid to one or more brokers. Three class action lawsuits have been brought in Illinois federal court against MetLife, Inc. and other companies alleging that insurers and brokers violated antitrust laws or engaged in civil RICO violations. One of the actions was dismissed and filed in the United States District Court in the District of New Jersey. A multi-district proceeding has been established in the Federal District Court in the District of New Jersey, which will coordinate, for pre-trial purposes, many of these federal court actions. A number of federal court actions already have been transferred for pre-trial purposes to the Federal District Court in the District of New Jersey. The Company intends to vigorously defend these cases.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Purchases of common stock made by or on behalf of the Holding Company during the three months ended March 31, 2005 are set forth below:

                                                                                             (D) MAXIMUM NUMBER (OR
                                                                   (C) TOTAL NUMBER OF         APPROXIMATE DOLLAR
                                                                 SHARES PURCHASED AS PART   VALUE) OF SHARES THAT MAY
                       (A) TOTAL NUMBER OF   (B) AVERAGE PRICE    OF PUBLICLY ANNOUNCED      YET BE PURCHASED UNDER
PERIOD                 SHARES PURCHASED(1)    PAID PER SHARE       PLANS OR PROGRAMS(2)       THE PLANS OR PROGRAMS
---------------------  -------------------   -----------------   ------------------------   -------------------------
January 1 -- January
  31, 2005...........            --                   --                    --                    $709,528,229
February 1 --
  February 28, 2005..         7,857               $39.78                    --                    $709,528,229
March 1 -- March 31,
  2005...............         1,278               $40.03                    --                    $709,528,229
Total................         9,135               $39.82                    --                    $709,528,229

---------------

(1) During the periods January 1 -- January 31, 2005, February 1 -- February 28, 2005 and March 1 -- March 31, 2005, separate account affiliates of the Holding Company purchased 0 shares, 7,857 shares and 1,278 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2) On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the February 19, 2002 and March 28, 2001 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the Holding Company's agreement to acquire Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc., and substantially all of Citigroup Inc.'s international insurance businesses ("Travelers"), the Holding Company has currently suspended its share repurchase activity. Future share repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of approximately $300 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the shares in the open market to return to the lenders. The Holding Company received a cash adjustment based on the actual amount paid by the bank to purchase the shares of approximately $7 million. The Holding Company recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Holding Company's annual meeting of stockholders was held on April 26, 2005 (the "2005 Annual Meeting"). The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, as applicable, are set forth below:

(1) Election of Directors -- The stockholders elected five Class III directors, each for a term expiring at the Holding Company's 2008 annual meeting.

                                                                             VOTES
NOMINEE NAME                                               VOTES FOR    AGAINST/WITHHELD
------------                                              -----------   ----------------
Cheryl W. Grise.........................................  652,690,137       4,540,088
James R. Houghton.......................................  652,511,364       4,718,861
Helene L. Kaplan........................................  489,468,156     167,762,069
Sylvia M. Mathews.......................................  652,652,114       4,578,111
William C. Steere, Jr. .................................  652,384,055       4,846,170

                                                                      VOTES                        BROKER
                                                    VOTES FOR    AGAINST/WITHHELD   ABSTAINED    NON-VOTES
                                                   -----------   ----------------   ----------   ----------
(2)  Ratification of Appointment of Deloitte &
     Touche LLP as Independent Auditor
     (APPROVED)..................................  650,190,348       3,627,232       3,412,645          N/A

(3)  Shareholder Proposal Concerning
     Establishment of Special Committee to Review
     Company's Sales Practices
     (DEFEATED)..................................   27,489,680     579,336,560      26,972,929   23,431,056

     The directors whose terms continued after the 2005 Annual Meeting and the years their terms expire are as follows:

Class I Directors -- Term Expires in 2006*

Robert H. Benmosche
John M. Keane
Hugh B. Price
Kenton J. Sicchitano

Class II Directors -- Term Expires in 2007

Curtis H. Barnette
Burton A. Dole, Jr.
Harry P. Kamen
James M. Kilts
Charles M. Leighton
---------------
* The Board of Directors elected C. Robert Henrikson to serve as a Class I Director on April 26, 2005.

     It was reported in MetLife Inc.'s proxy statement for the 2005 Annual Meeting that all members of MetLife Inc.'s Board of Directors attended 75% or more of all meetings of the Board of Directors and the Committees on which they served during 2004.

ITEM 5.  OTHER INFORMATION

     On May 4, 2005, pursuant to its terms, the plan administrator (the "Administrator") of the MetLife Deferred Compensation Plan for Officers (the "Plan") amended such Plan to facilitate its overall administration and to allow the Administrator to incorporate into the Plan other elective and non-elective nonqualified deferred compensation arrangements with persons eligible to participate in the Plan. Such arrangements will generally be subject to the standard terms and conditions of the Plan, except to the extent specified in the Plan or an annex thereto or as otherwise specified in writing by the Administrator. To prevent any amount deferred under any such arrangement from potentially becoming subject to certain additional taxes imposed on deferred compensation arrangements, the amended Plan expressly provides that no distributions will be made in respect of any such non-qualified deferred compensation arrangements pursuant to the distribution provisions of Sections 12, 13 or 14 of the Plan, unless such arrangement otherwise provided on October 3, 2004.

     The foregoing description of the Plan amendment is not complete and is qualified in its entirety by reference to the complete text of the Plan amendment, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

     On May 4, 2005, the plan administrator for the Metropolitan Life Auxiliary Savings and Investment Plan (the "Auxiliary SIP") amended and restated the Auxiliary SIP to merge the Metropolitan Life Supplemental Auxiliary Savings and Investment Plan (the "Supplemental Auxiliary SIP") into the Auxiliary SIP. Participants' interests formerly governed by the Supplemental Auxiliary SIP will now be governed by the amended and restated Auxiliary SIP. In addition, the Auxiliary SIP has been amended to add a limitations period for submitting claims and a six-month limitations period for bringing suit challenging the denial of a claim, following exhaustion of the plan's claims and review procedures. The Auxiliary SIP is a nonqualified deferred compensation plan into which Metropolitan Life makes contributions equal to the Company matching contributions that would have been made under the Metropolitan Life Savings and Investment Plan had certain tax law limitations not applied. Such contributions are treated as if they had been invested in certain investments ("Simulated Investments"). The merger of the Supplemental Auxiliary SIP into the Auxiliary SIP is being done to allow participants greater flexibility in Simulated Investments choices, as well as to consolidate two plans providing similar benefits into one plan.

     The foregoing description of the amended and restated Auxiliary SIP is not complete and is qualified in its entirety by reference to the complete text of the plan, which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

     On May 4, 2005, the Holding Company signed a commitment letter with term sheet (the "Commitment Letter") with Bank of America, N.A. (the "Administrative Agent"), Banc of America Securities LLC ("BAS") and Goldman Sachs Credit Partners L.P. ("Goldman Sachs," and together with BAS, collectively, the "Lead Arrangers"). Pursuant to the Commitment Letter, the Administrative Agent and Goldman Sachs each agreed to provide up to $3.5 billion of a $7.0 billion unsecured senior bridge credit facility (the "Bridge Facility"), and the Lead Arrangers agreed, on a best efforts basis, to syndicate the Bridge Facility (the lenders in such syndication, collectively, the "Lenders").

     The Holding Company may determine to utilize some or all of the Bridge Facility to finance a portion of the purchase price, as well as costs and expenses, of the acquisition of Travelers. Funding under the Bridge Facility, if it occurs, will occur on the same date as the closing of the Acquisition, but in no event later than the first business day of February 2006 ("Funding"). Definitive loan documentation for the Bridge Facility is expected to be executed in May 2005.

     Conditions precedent to closing of the Bridge Facility are typical for transactions of this type, including no material adverse change since December 31, 2004 in the business, assets, or condition of the Holding Company and its subsidiaries, as a whole ("Material Adverse Change"). Conditions precedent to Funding include (i) no Material Adverse Change, (ii) availability of all other funds necessary to consummate the acquisition, (iii) review and acceptance by the Administrative Agent and Lead Arrangers of the agreement relating to the Acquisition, including amendments thereto and waivers therefrom, (iv) receipt of assurances that the senior unsecured debt ratings will remain at or above a specified level before and after the Acquisition, and (v) satisfaction of certain financial covenants also found in other credit facilities of the Holding Company.

     The foregoing description of the Commitment Letter is not complete and is qualified in its entirety by reference to the Commitment Letter which is filed hereto as Exhibit 10.3 and incorporated herein by reference.

     Increases in the base salaries of certain senior executive officers of the Company were approved by the Company's Compensation Committee. Each increase became effective March 1, 2005. The increases are described in further detail below:

                                                                       NUMBER OF
                                                                        MONTHS
                                                                         SINCE        AMOUNT OF
                                                                      LAST ANNUAL    INCREASE IN   NEW ANNUAL
                                                                      BASE SALARY    ANNUAL BASE   BASE SALARY
EXECUTIVE                                          TITLE             RATE INCREASE   SALARY RATE      RATE
---------                                 ------------------------   -------------   -----------   -----------
C. Robert Henrikson.....................  President and Chief             36          $100,000      $700,000
                                          Operating Officer
Lisa M. Weber...........................  President, Individual           12            50,000       550,000
Catherine A. Rein.......................  Senior Executive Vice           33            20,000       550,000
                                          President and Chief
                                          Administrative Officer
William J. Toppeta......................  President, International        36            50,000       550,000
Leland C. Launer, Jr. ..................  President, Institutional        12            50,000       450,000
James L. Lipscomb.......................  Executive Vice President        20            40,000       400,000
                                          and General Counsel
William J. Wheeler......................  Executive Vice President        15            25,000       400,000
                                          and Chief Financial
                                          Officer

ITEM 6.  EXHIBITS

10.1  Amendment Number One to the MetLife Deferred Compensation
      Plan for Officers, dated May 4, 2005.
10.2 Metropolitan Life Auxiliary Savings and Investment Plan, as amended and restated, effective May 4, 2005.
10.3  Commitment Letter, dated May 3, 2005, from Bank of America,
      N.A., Banc of America Securities LLC and Goldman Sachs
      Credit Partners L.P. to MetLife, Inc.
31.1  Certification of Chief Executive Officer pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of Chief Financial Officer pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of Chief Executive Officer pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of Chief Financial Officer pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         METLIFE, INC.

                                         By: /s/ JOSEPH J. PROCHASKA, JR.
                                           -------------------------------------
                                         Name:    Joseph J. Prochaska, Jr.
                                         Title:   Senior Vice-President,
                                                  Finance Operations and Chief
                                                  Accounting Officer (Authorized
                                                  Signatory and Chief Accounting
                                                  Officer)

Date: May 6, 2005

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
 10.1     Amendment Number One to the MetLife Deferred Compensation
          Plan for Officers, dated May 4, 2005.
 10.2     Metropolitan Life Auxiliary Savings and Investment Plan, as
          amended and restated, effective May 4, 2005.
 10.3     Commitment Letter, dated May 3, 2005, from Bank of America,
          N.A., Banc of America Securities LLC and Goldman Sachs
          Credit Partners L.P. to MetLife, Inc.
 31.1     Certification of Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of Chief Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Chief Executive Officer pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of Chief Financial Officer pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.