Form 10-Q
period 2005-06-30
METLIFE INC
filed 2005-08-03
CIK 1099219

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


           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

     At July 28, 2005, 756,482,517 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS.............................    4
  Interim Condensed Consolidated Balance Sheets at June 30,
     2005 (Unaudited) and December 31, 2004.................    4
  Interim Condensed Consolidated Statements of Income for
     the Three Months and Six Months Ended June 30, 2005 and
     2004 (Unaudited).......................................    5
  Interim Condensed Consolidated Statement of Stockholders'
     Equity for the Six Months Ended June 30, 2005
     (Unaudited)............................................    6
  Interim Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2005 and 2004
     (Unaudited)............................................    7
  Notes to Interim Condensed Consolidated Financial
     Statements (Unaudited).................................    8
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   47
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................  105
  ITEM 4.  CONTROLS AND PROCEDURES..........................  108
PART II -- OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS................................  109
  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
     OF PROCEEDS............................................  114
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................  114
  ITEM 5.  OTHER INFORMATION................................  114
  ITEM 6.  EXHIBITS.........................................  116
  SIGNATURES................................................  118
  EXHIBIT INDEX.............................................  119

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife, Inc. and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on MetLife, Inc. and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METLIFE, INC.
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $174,207 and $166,996, respectively)...  $185,021     $176,763
  Trading securities, at fair value (cost: $195 and $0,
    respectively)...........................................       197           --
  Equity securities available-for-sale, at fair value (cost:
    $2,466 and $1,913, respectively)........................     2,632        2,188
  Mortgage and consumer loans...............................    33,586       32,406
  Policy loans..............................................     8,975        8,899
  Real estate and real estate joint ventures
    held-for-investment.....................................     3,730        3,255
  Real estate held-for-sale.................................        73          978
  Other limited partnership interests.......................     3,383        2,907
  Short-term investments....................................     2,169        2,663
  Other invested assets.....................................     6,079        4,926
                                                              --------     --------
    Total investments.......................................   245,845      234,985
Cash and cash equivalents...................................    13,609        4,051
Accrued investment income...................................     2,450        2,338
Premiums and other receivables..............................     7,822        6,696
Deferred policy acquisition costs...........................    14,874       14,336
Assets of subsidiaries held-for-sale........................        --          379
Other assets................................................     7,372        7,254
Separate account assets.....................................    89,459       86,769
                                                              --------     --------
    Total assets............................................  $381,431     $356,808
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................   103,181      100,159
  Policyholder account balances.............................    86,528       83,570
  Other policyholder funds..................................     7,657        7,258
  Policyholder dividends payable............................       939          898
  Policyholder dividend obligation..........................     2,477        2,243
  Short-term debt...........................................     1,979        1,445
  Long-term debt............................................     9,304        7,412
  Junior subordinated debt securities underlying common
    equity units............................................     2,134           --
  Shares subject to mandatory redemption....................       278          278
  Liabilities of subsidiaries held-for-sale.................        --          240
  Current income taxes payable..............................       634          421
  Deferred income taxes payable.............................     3,202        2,473
  Payables under securities loaned transactions.............    31,632       28,678
  Other liabilities.........................................    13,856       12,140
  Separate account liabilities..............................    89,459       86,769
                                                              --------     --------
    Total liabilities.......................................   353,260      333,984
                                                              --------     --------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; 84,000,000 shares and none issued and
  outstanding at June 30, 2005 and December 31, 2004,
  respectively; $25 per share liquidation preference........         1           --
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at June 30,
  2005 and December 31, 2004; 733,889,584 shares outstanding at June 30, 2005 and 732,487,999 shares outstanding at
  December 31, 2004.........................................         8            8
Additional paid-in capital..................................    16,974       15,037
Retained earnings...........................................     9,840        6,608
Treasury stock, at cost; 52,877,080 shares at June 30, 2005
  and 54,278,665 shares at December 31, 2004................    (1,733)      (1,785)
Accumulated other comprehensive income......................     3,081        2,956
                                                              --------     --------
    Total stockholders' equity..............................    28,171       22,824
                                                              --------     --------
    Total liabilities and stockholders' equity..............  $381,431     $356,808
                                                              ========     ========

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
                  (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                      ------------------   -------------------
                                                       2005        2004     2005        2004
                                                      -------     ------   -------     -------
REVENUES
Premiums............................................  $ 6,019     $5,337   $12,021     $10,723
Universal life and investment-type product policy
  fees..............................................      814        721     1,605       1,384
Net investment income...............................    3,482      3,082     6,699       6,020
Other revenues......................................      301        284       600         597
Net investment gains (losses).......................      333         47       318         163
                                                      -------     ------   -------     -------
     Total revenues.................................   10,949      9,471    21,243      18,887
                                                      -------     ------   -------     -------
EXPENSES
Policyholder benefits and claims....................    6,238      5,377    12,200      10,852
Interest credited to policyholder account
  balances..........................................      820        743     1,615       1,481
Policyholder dividends..............................      420        420       835         845
Other expenses......................................    2,008      1,866     3,981       3,717
                                                      -------     ------   -------     -------
     Total expenses.................................    9,486      8,406    18,631      16,895
                                                      -------     ------   -------     -------
Income from continuing operations before provision
  for income taxes..................................    1,463      1,065     2,612       1,992
Provision for income taxes..........................      454        237       804         527
                                                      -------     ------   -------     -------
Income from continuing operations...................    1,009        828     1,808       1,465
Income from discontinued operations, net of income
  taxes.............................................    1,236        126     1,424         173
                                                      -------     ------   -------     -------
Income before cumulative effect of a change in
  accounting........................................    2,245        954     3,232       1,638
Cumulative effect of a change in accounting, net of
  income taxes......................................       --         --        --         (86)
                                                      -------     ------   -------     -------
Net income..........................................    2,245        954     3,232       1,552
Preferred stock dividend............................       --         --        --          --
                                                      -------     ------   -------     -------
Net income available to common shareholders.........  $ 2,245     $  954   $ 3,232     $ 1,552
                                                      =======     ======   =======     =======
Income from continuing operations per common share
  Basic.............................................  $  1.37     $ 1.10   $  2.46     $  1.94
                                                      =======     ======   =======     =======
  Diluted...........................................  $  1.36     $ 1.09   $  2.44     $  1.93
                                                      =======     ======   =======     =======
Net income available to common shareholders per
  common share
  Basic.............................................  $  3.05     $ 1.26   $  4.39     $  2.05
                                                      =======     ======   =======     =======
  Diluted...........................................  $  3.02     $ 1.26   $  4.35     $  2.04
                                                      =======     ======   =======     =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                                 (IN MILLIONS)

                                                               ADDITIONAL              TREASURY
                                          PREFERRED   COMMON    PAID-IN     RETAINED    STOCK
                                            STOCK     STOCK     CAPITAL     EARNINGS   AT COST
                                          ---------   ------   ----------   --------   --------
Balance at January 1, 2005..............    $  --       $8      $15,037      $6,608    $(1,785)
Treasury stock transactions, net........                             41                     52
Issuance of preferred stock.............        1                 2,042
Issuance of stock purchase contracts
  related to common equity units........                           (146)
Comprehensive income (loss):
  Net income............................                                      3,232
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................
    Foreign currency translation
      adjustments.......................
    Minimum pension liability
      adjustment........................
    Other comprehensive income (loss)...
  Comprehensive income (loss)...........
                                            -----       --      -------      ------    -------
Balance at June 30, 2005................    $   1       $8      $16,974      $9,840    $(1,733)
                                            =====       ==      =======      ======    =======

                                                      ACCUMULATED OTHER
                                                 COMPREHENSIVE INCOME (LOSS)
                                          -----------------------------------------
                                               NET           FOREIGN      MINIMUM
                                            UNREALIZED      CURRENCY      PENSION
                                            INVESTMENT     TRANSLATION   LIABILITY
                                          GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                          --------------   -----------   ----------   -------
Balance at January 1, 2005..............      $2,994          $ 92         $(130)     $22,824
Treasury stock transactions, net........                                                   93
Issuance of preferred stock.............                                                2,043
Issuance of stock purchase contracts
  related to common equity units........                                                 (146)
Comprehensive income (loss):
  Net income............................                                                3,232
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................         188                                      188
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................         (69)                                     (69)
    Foreign currency translation
      adjustments.......................                       (41)                       (41)
    Minimum pension liability
      adjustment........................                                      47           47
                                                                                      -------
    Other comprehensive income (loss)...                                                  125
                                                                                      -------
  Comprehensive income (loss)...........                                                3,357
                                              ------          ----         -----      -------
Balance at June 30, 2005................      $3,113          $ 51         $ (83)     $28,171
                                              ======          ====         =====      =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
                                 (IN MILLIONS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  4,453   $  3,395
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities........................................    67,856     36,504
    Equity securities.......................................       483        545
    Mortgage and consumer loans.............................     2,789      1,379
    Real estate and real estate joint ventures..............     3,042      1,036
    Other limited partnership interests.....................       466        278
  Purchases of:
    Fixed maturities........................................   (75,274)   (41,981)
    Equity securities.......................................      (905)      (596)
    Mortgage and consumer loans.............................    (4,108)    (3,175)
    Real estate and real estate joint ventures..............      (598)      (421)
    Other limited partnership interests.....................      (668)      (411)
  Net change in short-term investments......................       592       (141)
  Proceeds from sales of businesses.........................       252         29
  Net change in payable under securities loaned
    transactions............................................     2,954      1,049
  Net change in other invested assets.......................      (954)      (418)
  Other, net................................................      (107)        19
                                                              --------   --------
Net cash used in investing activities.......................    (4,180)    (6,304)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits................................................    18,549     19,146
    Withdrawals.............................................   (15,966)   (15,353)
  Net change in short-term debt.............................       534       (425)
  Long-term debt issued.....................................     3,107        615
  Long-term debt repaid.....................................    (1,150)       (91)
  Preferred stock issued....................................     2,043         --
  Junior subordinated debt securities issued................     2,134         --
  Treasury stock acquired...................................        --       (275)
  Stock options exercised...................................        37         18
  Other, net................................................       (58)        --
                                                              --------   --------
Net cash provided by financing activities...................     9,230      3,635
                                                              --------   --------
Change in cash and cash equivalents.........................     9,503        726
Cash and cash equivalents, beginning of period..............     4,106      3,733
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 13,609   $  4,459
                                                              ========   ========
Cash and cash equivalents, subsidiaries held-for-sale,
  beginning of period.......................................  $     55   $     50
                                                              ========   ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END
  OF PERIOD.................................................  $     --   $     35
                                                              ========   ========
Cash and cash equivalents, from continuing operations,
  beginning of period.......................................  $  4,051   $  3,683
                                                              ========   ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF PERIOD.................................................  $ 13,609   $  4,424
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Net cash paid during the period for:
    Interest................................................  $    229   $    202
                                                              ========   ========
    Income taxes............................................  $    228   $    142
                                                              ========   ========
  Non-cash transactions during the period:
    Business Dispositions:
      Assets disposed.......................................  $    331   $    923
      Less liabilities disposed.............................       236        820
                                                              --------   --------
      Net assets disposed...................................  $     95   $    103
      Equity securities received............................        43         --
      Less cash disposed....................................        33        103
                                                              --------   --------
      Business disposition, net of cash disposed............  $    105   $     --
                                                              ========   ========
    Contribution of equity securities to MetLife
     Foundation.............................................  $     --   $     50
                                                              ========   ========
    Accrual for stock purchase contracts related to common
     equity units...........................................  $     97   $     --
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

     Minority interest related to consolidated entities included in other liabilities was $1,238 million and $1,145 million at June 30, 2005 and December 31, 2004, respectively.

     Certain amounts in the prior year periods' consolidated financial statements have been reclassified to conform with the 2005 presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2005, its consolidated results of operations for the three months and six months ended June 30, 2005 and 2004, its consolidated cash flows for the six months ended June 30, 2005 and 2004 and its consolidated statement of stockholders' equity for the six months ended June 30, 2005, in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 included in MetLife, Inc.'s 2004 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

     On July 1, 2005, the Holding Company completed the acquisition of Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc., and substantially all of Citigroup Inc.'s international insurance businesses (collectively, "Travelers"), which is more fully described in Note 16.

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

  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

     In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB cleared SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issues Nos. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying an interest rate index and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. If the repatriation provision is implemented by the Company, the impact on the Company's income tax expense and deferred income tax assets and liabilities would not be material.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and issued SFAS 123(r), Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. SFAS 123(r) is effective as of the first reporting period beginning after June 15, 2005; however the SEC issued a final rule in April, 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r), and the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. As all stock options currently accounted for under the intrinsic value method will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. (See
Note 10).

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

     In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per common share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per common share calculations or amounts.

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

     Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), as interpreted by Technical Practices Aids issued by the American Institute of Certified Public Accountants. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1"), which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets"), under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Upon adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the six months ended June 30, 2004.

2.  INVESTMENTS

  NET INVESTMENT GAINS (LOSSES)

                                                           THREE MONTHS       SIX MONTHS
                                                          ENDED JUNE 30,    ENDED JUNE 30,
                                                          ---------------   --------------
                                                           2005     2004     2005    2004
                                                          ------   ------   ------   -----
                                                                   (IN MILLIONS)
Fixed maturities........................................   $(89)    $ (3)   $(203)   $ 31
Equity securities.......................................     (6)      89       87      97
Mortgage and consumer loans.............................     (8)      --      (19)     --
Real estate and real estate joint ventures..............     (1)       2       (1)      2
Other limited partnership interests.....................     18       (2)      20     (10)
Sales of businesses.....................................     --       --       --      23
Derivatives.............................................    383      (29)     393     (38)
Other...................................................     36      (10)      41      58
                                                           ----     ----    -----    ----
  Net investment gains (losses).........................   $333     $ 47    $ 318    $163
                                                           ====     ====    =====    ====

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

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at June 30, 2005 and December 31, 2004:

                                                               JUNE 30, 2005
                         ------------------------------------------------------------------------------------------
                                                          EQUAL TO OR GREATER THAN
                             LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                         ----------------------------   ----------------------------   ----------------------------
                         ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                         FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                         ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                           (DOLLARS IN MILLIONS)
U.S. corporate
  securities...........   $ 7,809          $ 97           $2,375          $ 50          $10,184          $147
Residential mortgage-
  backed securities....    11,728            54              720            11           12,448            65
Foreign corporate
  securities...........     3,208            77            1,384            29            4,592           106
U.S. treasury/agency
  securities...........     1,816             6              105             1            1,921             7
Commercial mortgage-
  backed securities....     2,388            21              555            10            2,943            31
Asset-backed
  securities...........     2,916            21              381             9            3,297            30
Foreign government
  securities...........       916            14               84             3            1,000            17
State and political
  subdivision
  securities...........       126             1               21            --              147             1
Other fixed maturity
  securities...........        31             1               59            31               90            32
                          -------          ----           ------          ----          -------          ----
  Total bonds..........    30,938           292            5,684           144           36,622           436
Redeemable preferred
  stocks...............        --            --               --            --               --            --
                          -------          ----           ------          ----          -------          ----
  Total fixed
     maturities........   $30,938          $292           $5,684          $144          $36,622          $436
                          =======          ====           ======          ====          =======          ====
  Equity securities....   $   585          $ 39           $   31          $  1          $   616          $ 40
                          =======          ====           ======          ====          =======          ====
  Total number of
     securities in an
     unrealized loss
     position..........     3,973                            667                          4,640
                          =======                         ======                        =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                             DECEMBER 31, 2004
                         ------------------------------------------------------------------------------------------
                                                          EQUAL TO OR GREATER THAN
                             LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                         ----------------------------   ----------------------------   ----------------------------
                         ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                         FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                         ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                           (DOLLARS IN MILLIONS)
U.S. corporate
  securities...........   $ 9,963          $120           $1,211           $52          $11,174          $172
Residential mortgage-
  backed securities....     8,545            58              375             7            8,920            65
Foreign corporate
  securities...........     3,979            71              456            14            4,435            85
U.S. treasury/agency
  securities...........     5,014            22                4            --            5,018            22
Commercial mortgage-
  backed securities....     3,920            33              225             5            4,145            38
Asset-backed
  securities...........     3,927            25              209             8            4,136            33
Foreign government
  securities...........       899            21              117             5            1,016            26
State and political
  subdivision
  securities...........       211             2               72             2              283             4
Other fixed maturity
  securities...........        46            33               26            --               72            33
                          -------          ----           ------           ---          -------          ----
  Total bonds..........    36,504           385            2,695            93           39,199           478
Redeemable preferred
  stocks...............       303            23               --            --              303            23
                          -------          ----           ------           ---          -------          ----
  Total fixed
     maturities........   $36,807          $408           $2,695           $93          $39,502          $501
                          =======          ====           ======           ===          =======          ====
  Equity securities....   $   136          $  6           $   27           $ 2          $   163          $  8
                          =======          ====           ======           ===          =======          ====
  Total number of
     securities in an
     unrealized loss
     position..........     4,208                            402                          4,610
                          =======                         ======                        =======

  TRADING SECURITIES

     Net investment income for the three months and six months ended June 30, 2005 includes $2 million and $3 million, respectively, of holding gains (losses) on securities classified as trading. Of these amounts, $1 million and $2 million, respectively, relate to trading securities held for the three months and six months ended June 30, 2005. The Company did not have any trading securities during the three months and six months ended June 30, 2004.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

3.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                                  JUNE 30, 2005                   DECEMBER 31, 2004
                                         -------------------------------   -------------------------------
                                                       CURRENT MARKET                    CURRENT MARKET
                                                       OR FAIR VALUE                     OR FAIR VALUE
                                         NOTIONAL   --------------------   NOTIONAL   --------------------
                                          AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                         --------   ------   -----------   --------   ------   -----------
                                                                   (IN MILLIONS)
Interest rate swaps....................  $13,754     $461       $ 30       $12,681     $284      $   22
Interest rate floors...................    9,725      177         --         3,325       38          --
Interest rate caps.....................   15,770       91         --         7,045       12          --
Financial futures......................      182        3          2           611       --          13
Foreign currency swaps.................    9,635       92        875         8,214      150       1,302
Foreign currency forwards..............    2,842       16         21         1,013        5          57
Options................................      827       42          8           825       37           7
Financial forwards.....................    2,697       12         --           326       --          --
Credit default swaps...................    3,506       27         12         1,897       11           5
Synthetic GICs.........................    5,585       --         --         5,869       --          --
Other..................................      150       --         --           450        1           1
                                         -------     ----       ----       -------     ----      ------
  Total................................  $64,673     $921       $948       $42,256     $538      $1,407
                                         =======     ====       ====       =======     ====      ======

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, its types and uses of derivative instruments. During the six months ended June 30, 2005, the Company began using swap spread locks to hedge invested assets against the risk of changes in credit spreads. Swap spread locks are included in financial forwards in the preceding table. In addition, during the three months ended June 30, 2005, the Company began using credit default swaps as a means to diversify its credit risk exposure in certain portfolios, without the use of the replication synthetic asset transaction structure. This information should be read in conjunction with
Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in MetLife, Inc.'s 2004 Annual Report on Form 10-K filed with the SEC.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                                 JUNE 30, 2005                    DECEMBER 31, 2004
                                       ---------------------------------   -------------------------------
                                                        FAIR VALUE                         FAIR VALUE
                                       NOTIONAL   ----------------------   NOTIONAL   --------------------
                                        AMOUNT    ASSETS    LIABILITIES     AMOUNT    ASSETS   LIABILITIES
                                       --------   ------   -------------   --------   ------   -----------
                                                                  (IN MILLIONS)
Fair value...........................  $ 4,234     $ 55        $ 78        $ 4,879     $173      $  234
Cash flow............................    9,358       57         518          8,787       41         689
Foreign operations...................    2,234       10          12            535       --          47
Non-qualifying.......................   48,847      799         340         28,055      324         437
                                       -------     ----        ----        -------     ----      ------
  Total..............................  $64,673     $921        $948        $42,256     $538      $1,407
                                       =======     ====        ====        =======     ====      ======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following table provides the settlement payments recorded in income for the:

                                                            THREE MONTHS    SIX MONTHS
                                                                ENDED          ENDED
                                                              JUNE 30,       JUNE 30,
                                                            ------------    ----------
                                                            2005    2004    2005   2004
                                                            -----   -----   ----   ----
                                                                   (IN MILLIONS)
Qualifying hedges:
  Net investment income...................................   $ 9    $(34)   $ 4    $(67)
  Interest credited to policyholder account balances......     5       8     12      13
  Other expenses..........................................    (2)     --     (3)     --
Non-qualifying hedges:
  Net investment gains (losses)...........................    12      19     36      33
                                                             ---    ----    ---    ----
     Total................................................   $24    $ (7)   $49    $(21)
                                                             ===    ====    ===    ====

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

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    ------------------    ----------------
                                                     2005        2004     2005       2004
                                                    ------      -------   -----      -----
                                                                (IN MILLIONS)
Changes in the fair value of derivatives..........   $(93)       $ 139    $(71)      $ 75
Changes in the fair value of the items hedged.....     94         (118)     73        (60)
                                                     ----        -----    ----       ----
Net ineffectiveness of fair value hedging
  activities......................................   $  1        $  21    $  2       $ 15
                                                     ====        =====    ====       ====

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

     For the three months and six months ended June 30, 2005, the Company recognized net investment gains (losses) of $14 million and ($28) million, respectively, which represent the ineffective portion of all cash flow hedges. For the three months and six months ended June 30, 2004, the Company recognized net investment gains (losses) of ($48) million and ($29) million, respectively, which represented the ineffective portion of all

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2005, due to discontinuance of the cash flow hedge because the transaction did not occur on the anticipated date or in the additional time period permitted by SFAS 133 were losses of $3 million and $28 million, respectively. Such amounts for the three months and six months ended June 30, 2004, were losses of $11 million and $43 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                THREE MONTHS     SIX MONTHS                         THREE MONTHS     SIX MONTHS
                                    ENDED           ENDED          YEAR ENDED           ENDED           ENDED
                                JUNE 30, 2005   JUNE 30, 2005   DECEMBER 31, 2004   JUNE 30, 2004   JUNE 30, 2004
                                -------------   -------------   -----------------   -------------   -------------
                                                                  (IN MILLIONS)
Other comprehensive income
  (loss) balance at the
  beginning of the period.....      $(340)          $(456)            $(417)            $(415)          $(417)
Gains (losses) deferred in
  other comprehensive income
  (loss) on the effective
  portion of cash flow
  hedges......................        123             214               (97)              126              97
Amounts reclassified to net
  investment gains (losses)...          6              31                63                18              52
Amounts reclassified to net
  investment income...........         --               1                 2                --               1
Amortization of transition
  adjustment..................         --              (1)               (7)               (2)             (6)
                                    -----           -----             -----             -----           -----
Other comprehensive income
  (loss) balance at the end of
  the period..................      $(211)          $(211)            $(456)            $(273)          $(273)
                                    =====           =====             =====             =====           =====

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts and foreign currency swaps to hedge portions of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and six months ended June 30, 2005 or 2004.

     In the Company's consolidated statements of stockholders' equity for the six months ended June 30, 2005, losses of less than $1 million were recorded on foreign currency contracts used to hedge its net investments in foreign operations. At both June 30, 2005 and December 31, 2004, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income
(loss) ("AOCI") related to these hedges was approximately $57 million. When substantially all net investments in foreign operations are sold or liquidated, the amounts in AOCI will be reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and treasury futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards and swaps to minimize its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to minimize its exposure to adverse movements in credit; (v) equity futures and equity options to economically hedge liabilities embedded in certain variable annuity products; (vi) swap spread locks to hedge invested assets against the risk of changes in credit spreads; (vii) synthetic guaranteed interest contracts ("GICs") to synthetically create traditional GICs; and (viii) replication synthetic asset transactions ("RSATs") and total rate of return swaps ("TRRs") to synthetically create investments.

     For the three months and six months ended June 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of $392 million and $432 million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2004, the Company recognized as net investment gains (losses) changes in fair value of $1 million and ($2) million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2005, the Company recorded changes in fair value of $9 million and $11 million, respectively, as interest credited to policyholder account balances related to derivatives that do not qualify for hedge accounting. The Company did not have such derivatives for the three months and six months ended June 30, 2004.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed rate of return contracts, guaranteed minimum withdrawal benefit contracts and modified coinsurance contracts. The fair value of the Company's embedded derivative assets was $48 million and $46 million at June 30, 2005 and December 31, 2004, respectively. The fair value of the Company's embedded derivative liabilities was $27 million and $26 million at June 30, 2005 and December 31, 2004, respectively. The amounts included in net investment gains (losses) during the three months and six months ended June 30, 2005, were losses of $32 million and gains of $2 million, respectively. The amounts included in net investment gains (losses) during the three months and six months ended June 30, 2004, were gains of $47 million and gains of $37 million, respectively.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Liabilities and assets designated to the closed block are as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                                                                   (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................  $42,451      $42,348
Other policyholder funds....................................      269          258
Policyholder dividends payable..............................      734          690
Policyholder dividend obligation............................    2,477        2,243
Payables under securities loaned transactions...............    4,958        4,287
Other liabilities...........................................      410          199
                                                              -------      -------
     Total closed block liabilities.........................   51,299       50,025
                                                              -------      -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $28,740 and $27,757, respectively)....   31,033       29,766
  Equity securities available-for-sale, at fair value (cost:
     $1,184 and $898, respectively).........................    1,265          979
  Mortgage loans on real estate.............................    7,842        8,165
  Policy loans..............................................    4,100        4,067
  Short-term investments....................................       32          101
  Other invested assets.....................................      332          221
                                                              -------      -------
     Total investments......................................   44,604       43,299
Cash and cash equivalents...................................      450          325
Accrued investment income...................................      504          511
Deferred income taxes.......................................      888        1,002
Premiums and other receivables..............................      222          103
                                                              -------      -------
     Total assets designated to the closed block............   46,668       45,240
                                                              -------      -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................    4,631        4,785
                                                              -------      -------
Amounts included in accumulated other comprehensive income
  (loss):
  Net unrealized investment gains, net of deferred income
     tax of $855 and $752, respectively.....................    1,520        1,338
  Unrealized derivative gains (losses), net of deferred
     income tax benefit of ($20) and ($31), respectively....      (36)         (55)
  Allocated from policyholder dividend obligation, net of
     deferred income tax benefit of ($835) and ($763),
     respectively...........................................   (1,484)      (1,356)
                                                              -------      -------
  Total amounts included in accumulated other comprehensive
     income (loss)..........................................        0          (73)
                                                              -------      -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................  $ 4,631      $ 4,712
                                                              =======      =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Information regarding the closed block policyholder dividend obligation is as follows:

                                                       SIX MONTHS ENDED      YEAR ENDED
                                                        JUNE 30, 2005     DECEMBER 31, 2004
                                                       ----------------   -----------------
                                                                  (IN MILLIONS)
Balance at beginning of period.......................       $2,243             $2,130
Impact on revenues, net of expenses and income
  taxes..............................................           35                124
Change in unrealized investment and derivative gains
  (losses)...........................................          199                (11)
                                                            ------             ------
Balance at end of period.............................       $2,477             $2,243
                                                            ======             ======

     Closed block revenues and expenses are as follows:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                  2005        2004      2005       2004
                                                 -------     -------   ------     ------
                                                              (IN MILLIONS)
REVENUES
Premiums.......................................  $  757      $  776    $1,476     $1,524
Net investment income and other revenues.......     612         631     1,211      1,263
Net investment gains (losses)..................      33          11        12        (15)
                                                 ------      ------    ------     ------
     Total revenues............................   1,402       1,418     2,699      2,772
                                                 ------      ------    ------     ------
EXPENSES
Policyholder benefits and claims...............     865         877     1,677      1,703
Policyholder dividends.........................     364         364       727        730
Change in policyholder dividend obligation.....      47          39        35         40
Other expenses.................................      68          69       134        140
                                                 ------      ------    ------     ------
     Total expenses............................   1,344       1,349     2,573      2,613
                                                 ------      ------    ------     ------
Revenues, net of expenses before income
  taxes........................................      58          69       126        159
Income taxes...................................      21          25        45         57
                                                 ------      ------    ------     ------
Revenues, net of expenses and income taxes.....  $   37      $   44    $   81     $  102
                                                 ======      ======    ======     ======

     The change in maximum future earnings of the closed block is as follows:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                  2005        2004      2005       2004
                                                 -------     -------   ------     ------
                                                              (IN MILLIONS)
Balance at end of period.......................  $4,630      $4,805    $4,631     $4,805
Balance at beginning of period.................   4,667       4,849     4,712      4,907
                                                 ------      ------    ------     ------
Change during period...........................  $  (37)     $  (44)   $  (81)    $ (102)
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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

5.  DEBT

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 16, the Company issued the following debt:

     On June 23, 2005, the Holding Company issued in the United States public market $1,000 million aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million), and $1,000 million aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million). In connection with the offering, the Holding Company incurred approximately $12.4 million of issuance costs which have been capitalized, are included in other assets, and are being amortized using the effective interest method over the respective term of the related senior notes.

     On June 29, 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933. In connection with the offering, the Holding Company incurred approximately $3.7 million of issuance costs which have been capitalized, are included in other assets, and are being amortized using the effective interest method over the term of the related senior notes.

     At June 30, 2005, debt outstanding subsequent to the aforementioned issuances and the debt outstanding at December 31, 2004 is as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                                                                   (IN MILLIONS)
Senior notes, interest rates ranging from 5.0% to 7.25%,
  maturity dates ranging from 2006 to 2035..................  $ 7,666       $6,017
Surplus notes, interest rates ranging from 7.00% to 7.88%,
  maturity dates ranging from 2005 to 2025..................      946          946
Fixed rate notes, interest rates ranging from 3.48% to
  10.50%, maturity dates ranging from 2005 to 2007..........      109          110
Capital lease obligations...................................       77           66
Other notes with varying interest rates.....................      506          273
                                                              -------       ------
Total long-term debt........................................    9,304        7,412
Total short-term debt.......................................    1,979        1,445
                                                              -------       ------
  Total.....................................................  $11,283       $8,857
                                                              =======       ======

     The aggregate maturities of long-term debt for the Company are $288 million in 2005, $663 million in 2006, $114 million in 2007, $184 million in 2008, $71 million in 2009, $130 million in 2010, and $7,854 million thereafter.

     See also Note 6 for junior subordinated debt securities of $2,134 million issued in connection with the issuance of common equity units.

6.  COMMON EQUITY UNITS

  Summary

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 16, the Company effectuated the distribution and sale in a registered public offering of 82.8 million 6.375%, common equity units for $2,070 million in proceeds on June 21, 2005. As described below, the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

common equity units consist of interests in trust preferred securities issued by MetLife Capital Trust II and III, and stock purchase contracts issued by the Holding Company. The only assets of MetLife Capital Trust II and III are junior subordinated debt securities issued by the Holding Company.

  Common Equity Units

     Each common equity unit has an initial stated amount of $25 per unit and consists of:

     - A 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II ("Series A Trust"), with an initial liquidation amount of $1,000.

     - A 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III ("Series B Trust" and, together with the Series A Trust, the "Trusts"), with an initial liquidation amount of $1,000.

     - A stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company's common stock, par value $.01 per share, for a purchase price of $12.50.

  Junior Subordinated Debentures Issued to Support Trust Common and Preferred Securities

     The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Series A and Series B Trusts and $64 million in trust common securities issued equally by the Series A and Series B Trusts. The common and preferred securities of the Series A and Series B Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Series A and Series B Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities -- the sole assets of the respective Trusts. The Series A and Series B Trusts will make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

     The trust common securities, which are held by the Holding Company, represent a 3% interest in the respective Series A and Series B Trusts and are reflected as debt securities in the accompanying unaudited condensed consolidated balance sheet of MetLife, Inc. The Series A and Series B Trusts are variable interest entities in accordance with the FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"), and the Company does not consolidate its interest in MetLife Capital Trust II and III as it is not the primary beneficiary of the respective trust.

     The Holding Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there are funds available in the Trusts. The guarantee will remain in place until the full redemption of the trust preferred securities. The trust preferred securities held by the common equity unit holders are pledged to the Holding Company to collateralize the obligation of the common equity unit holders under the related stock purchase contracts. The common equity unit holder may substitute certain zero coupon treasury securities in place of the trust preferred securities as collateral under the stock purchase contract.

     The trust preferred securities have remarketing dates which correspond with the initial and subsequent stock purchase dates to provide the holders of the common equity units with the proceeds to exercise the stock purchase contracts. The initial stock purchase date is expected to be August 15, 2008, but could be deferred for quarterly periods until February 15, 2009, and the subsequent stock purchase date is expected to be

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

February 15, 2009, but could be deferred for quarterly periods until February 15, 2010. At the remarketing date, the remarketing agent will have the ability to reset the interest rate on the trust preferred securities to generate sufficient remarketing proceeds to satisfy the common equity unit holder's obligation under the stock purchase contract, subject to a reset cap for each of the first two attempted remarketings of each series. The interest rate on the supporting junior subordinated debt securities issued by the Holding Company will be reset at a commensurate rate. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the trust preferred securities, as necessary, in subsequent quarters through February 15, 2009 for the Series A trust preferred securities and through February 15, 2010 for the Series B trust preferred securities. The final attempt at remarketing will not be subject to the reset cap. If all remarketing attempts are unsuccessful, the Holding Company has the right, as a secured party, to apply the liquidation amount on the trust preferred securities to the common equity unit holders obligation under the stock purchase contract and to deliver to the common equity unit holder a junior subordinated debt security payable on August 15, 2010 at an annual rate of 4.82% and 4.91%, respectively, on the Series A and Series B trust preferred securities, in payment of any accrued and unpaid distributions.

  Stock Purchase Contracts

     Each stock purchase contract requires the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company's common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the closing price of the common stock during a specified twenty day period immediately preceding the applicable stock purchase date. If the market value of the Holding Company's common stock is less than the threshold appreciation price of $53.10 but greater than $43.35, the reference price, the settlement rate will be a number of the Holding Company's common stock equal to the stated amount of $12.50 divided by the market value. If the market value is less than or equal to the reference price, the settlement rate will be 0.28835 shares of the Holding Company's common stock. If the market value is greater than or equal to the threshold appreciation price, the settlement rate will be 0.23540 shares of the Holding Company's common stock. Accordingly, upon settlement in the aggregate, the Holding Company will receive proceeds of $2,070 million and issue between 39.0 million and 47.8 million common shares. The stock purchase contract may be exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder will receive the minimum settlement rate.

     The stock purchase contracts further require the Holding Company to pay the holder of the common equity unit quarterly contract payments on the stock purchase contracts at the annual rate of 1.510% on the stated amount of $25 per stock purchase contract until the initial stock purchase date and at the annual rate of 1.465% on the remaining stated amount of $12.50 per stock purchase contract thereafter.

     The quarterly distributions on the Series A and Series B trust preferred securities of 4.82% and 4.91%, respectively, combined with the contract payments on the stock purchase contract of 1.510%, (1.465% after the initial stock purchase date) result in the 6.375% yield on the common equity units.

     If the Holding Company defers any of the contract payments on the stock purchase contract, then it will accrue additional amounts on the deferred amounts at the annual rate of 6.375% until paid, to the extent permitted by law.

     The value of the stock purchase contracts at issuance, $96.6 million, were calculated as the present value of the future contract payments due under the stock purchase contract of 1.510% through the initial stock purchase date, and 1.465% up to the subsequent stock purchase date, discounted at the interest rate on the supporting junior subordinated debt securities issued by the Holding Company, 4.82% or 4.91%. The value of the stock purchase contracts were recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liability balance related to the stock purchase contracts will accrue interest at the discount

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

rate of 4.82% or 4.91%, as applicable, with an offsetting increase to interest expense. When the contract payments are made under the stock purchase contracts they will reduce the other liability balance.

  Issuance Costs

     In connection with these offerings, the Holding Company incurred approximately $55.3 million of issuance costs of which $5.8 million relate to the issuance of the junior subordinated debt securities which fund the Series A and Series B trust preferred securities and $49.5 million relate to the expected issuance of the common stock under the stock purchase contract. The $5.8 million in debt issuance costs have been capitalized, are included in other assets, and will be amortized using the effective interest method over the period from issuance date of the common equity units to the initial and subsequent stock purchase date. The remaining $49.5 million of costs relate to the common stock issuance under the stock purchase contract and have been recorded as a reduction of additional paid-in capital.

  Earnings Per Share

     The stock purchase contracts are reflected in diluted earnings per share using the treasury stock method, and are dilutive when the weighted average market price of the Holding Company's common stock is greater than or equal to the threshold appreciation price. During the period from the date of issuance through June 30, 2005, the weighted average market price of the Holding Company's common stock was less than the threshold appreciation price. Accordingly, the stock purchase contracts did not have an impact on diluted earnings per share.

7.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2005.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits relating to the sale of mutual funds and other products, have been brought. As of June 30, 2005, there are approximately 334 sales practices lawsuits pending against Metropolitan Life; approximately 52 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); approximately 56 sales practices lawsuits pending against General American and approximately 34 sales practices lawsuits pending against Walnut Street Securities, Inc. ("Walnut Street"). Metropolitan Life, New England, General American and Walnut Street continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American and Walnut Street.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's, General American's or Walnut Street's sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     Bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the cost of resolving claims and could result in an increase in the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase or decrease in the number of claims. As reported in MetLife, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, Metropolitan Life received approximately 23,500 asbestos-related claims in 2004. During the first six months of 2005 and 2004, Metropolitan Life received approximately 9,110 and 12,900 asbestos-related claims, respectively.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of June 30, 2005, to be approximately $63 million in the aggregate, including future years.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

  Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Defendants' motion to dismiss part of the consolidated amended complaint, and plaintiffs' motion to certify a litigation class are pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a purported class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

     In 2001, a lawsuit was filed in the Superior Court of Justice, Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Metropolitan Life Insurance Company of Canada. Plaintiffs' allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief. The defendants believe they have meritorious defenses to the plaintiffs' claims and will contest vigorously all of plaintiffs' claims in this matter.

     On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. In their amended complaint, plaintiffs challenged the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserted claims of breach of fiduciary duty, common law fraud, and unjust enrichment. In an order dated July 13, 2005, the court granted the defendants' motion to dismiss the action and the plaintiffs have filed a notice of appeal.

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

     The American Dental Association and three individual providers have sued MetLife and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the matter. The district court has granted in part and denied in part MetLife's motion to dismiss. MetLife has filed another motion to dismiss, and written and oral discovery will be taken.

     In 2004, a New York state court granted plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Metropolitan Life's appeal from the order granting this motion is pending. In 2003, an appellate court affirmed the dismissal of fraud claims in this action. In April 2005, Metropolitan Life served its motion for summary judgment on the remaining claims. Plaintiffs seek compensatory damages. Metropolitan Life is vigorously defending the case.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received a subpoena from the District Attorney of the County of San Diego, California. The subpoena seeks numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits are pending. Two class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against MetLife, Inc. and certain officers of MetLife, Inc. In the context of contingent commissions, the complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding MetLife, Inc.'s financial performance throughout the class period that had the effect of artificially inflating the market price of MetLife Inc.'s securities. Three class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of participants in and beneficiaries of Metropolitan Life Insurance Company's Savings and Investment Plan against MetLife, Inc., the MetLife, Inc. Employee Benefits Committee, certain officers of Metropolitan Life Insurance Company, and members of MetLife, Inc.'s board of directors. In the context of

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

contingent commissions, the complaints allege that defendants violated their fiduciary obligations under ERISA by failing to disclose to plan participants who had the option of allocating funds in the plan to the MetLife Company Stock Fund material facts regarding MetLife, Inc.'s financial performance. The plaintiffs in these actions seek compensatory and other relief. The California Insurance Commissioner has brought an action in California state court against MetLife, Inc., and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Additionally, two civil RICO and antitrust-related class action lawsuits have been brought against MetLife, Inc., and other companies in California federal court with respect to issues concerning contingent commissions and fees paid to one or more brokers. Three class action lawsuits have been brought in Illinois federal court against MetLife, Inc. and other companies alleging that insurers and brokers violated antitrust laws or engaged in civil RICO violations. One of the actions was dismissed and filed in the United States district court in the District of New Jersey. A multi-district proceeding has been established in the federal district court in the District of New Jersey, which will coordinate, for pre-trial purposes, many of these federal court actions. A number of federal court actions already have been transferred for pre-trial purposes to the federal district court in the District of New Jersey. The Company intends to vigorously defend these cases.

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

     The Company has received a subpoena from the Connecticut Attorney General requesting information regarding its participation in any finite reinsurance transactions. MetLife has also received information requests relating to finite insurance or reinsurance from other regulatory and governmental authorities. MetLife believes it has appropriately accounted for its transactions of this type and intends to cooperate fully with these information requests. The Company believes that a number of other industry participants have received similar requests from various regulatory and governmental authorities. It is reasonably possible that MetLife or its subsidiaries may receive additional requests. MetLife and any such subsidiaries will fully cooperate with all such requests.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1,442 million and $1,324 million at June 30, 2005 and December 31, 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

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

     During the six months ended June 30, 2005, the Company recorded a liability of $4 million with respect to indemnities provided in a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments that MetLife could be required to pay is $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company's recorded liabilities at June 30, 2005 and December 31, 2004 for indemnities, guarantees and commitments were $14 million and $10 million, respectively.

     In conjunction with replication synthetic asset transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $1.8 billion at June 30, 2005. The credit default swaps expire at various times during the next six years.

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

     The Company uses a December 31 measurement date for all of its pension and postretirement benefit plans.

     The components of net periodic benefit cost were as follows:

                               PENSION BENEFITS                    OTHER BENEFITS
                       ---------------------------------   -------------------------------
                        THREE MONTHS       SIX MONTHS       THREE MONTHS      SIX MONTHS
                       ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,   ENDED JUNE 30,
                       ---------------   ---------------   --------------   --------------
                        2005     2004     2005     2004    2005   2004(1)   2005   2004(1)
                       ------   ------   ------   ------   ----   -------   ----   -------
                                                  (IN MILLIONS)
Service cost.........  $  35    $  32    $  71    $  65    $ 10    $  9     $ 19    $ 18
Interest cost........     81       78      160      156      32      31       62      62
Expected return on
  plan assets........   (113)    (108)    (225)    (215)    (19)    (19)     (39)    (38)
Amortization of prior
  service cost.......      4        4        8        8      (5)     (5)     (10)    (10)
Amortization of prior
  actuarial losses...     29       26       58       50       3       4        7       8
                       -----    -----    -----    -----    ----    ----     ----    ----
Net periodic benefit
  cost...............  $  36    $  32    $  72    $  64    $ 21    $ 20     $ 39    $ 40
                       =====    =====    =====    =====    ====    ====     ====    ====

---------------

(1) The Company adopted FSP 106-2 in the third quarter of 2004. Therefore, these 2004 figures do not reflect the impact of FSP 106-2.

  EMPLOYER CONTRIBUTIONS

     The Company disclosed in Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC, that it expected to contribute $32 million and $93 million, respectively to its pension and other benefit plans in 2005. As of June 30, 2005, contributions of $18 million have been made to the pension plans and the Company presently anticipates contributing an additional $13 million to fund its pension plans in 2005 for a total of $31 million. As of June 30, 2005, contributions of $49 million have been made to the other benefits plans and the Company anticipates contributing an additional $45 million to fund its other benefit plans in 2005 for a total of $94 million.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

9.  EQUITY

  PREFERRED STOCK

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 16, the Company issued preferred shares as follows:

     On June 13, 2005, the Holding Company issued 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the "Series A preferred shares") with a $0.01 par value per share, and a liquidation preference of $25 per share for aggregate proceeds of $600 million.

     On June 16, 2005, the Holding Company issued 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the "Series B preferred shares"), with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $1.5 billion.

     The Series A and Series B preferred shares (the "Preferred Shares") rank senior to the common shares with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company's board of directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of (i) 1.00% above three-month LIBOR on the related LIBOR determination date, or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company's common shares -- or any other securities ranking junior to the Preferred
Shares -- unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

     The Holding Company is prohibited from declaring dividends on the Preferred Shares if it fails to meet specified capital adequacy, net income and shareholders' equity levels. In addition, under Federal Reserve Board policy, the Holding Company may not be able to pay dividends if it does not earn sufficient operating income.

     The Preferred Shares do not have voting rights except in certain circumstances where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Preferred Shares have certain voting rights with respect to members of the Board of Directors of the Holding Company.

     The Preferred Shares are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Preferred Shares are redeemable but not prior to September 15, 2010. On and after that date, subject to regulatory approval, the Preferred Shares will be redeemable at the Holding Company's option in whole or in part, at a redemption price of $25 per Preferred Share, plus declared and unpaid dividends. As of June 30, 2005, there were no dividends declared on the Preferred Shares.

     In connection with the offering of the Preferred Shares, the Holding Company incurred approximately $56.8 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

  COMMON STOCK

     On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the February 19, 2002 and March 28, 2001 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under this

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the Holding Company's agreement to acquire Travelers, the Holding Company has currently suspended its common share repurchase activity. Future common share repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock. (See Note 16).

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common shares in the open market to return to the lenders. The Holding Company received a cash adjustment based on the actual amount paid by the bank to purchase the common shares of $7 million. The Holding Company recorded the initial repurchase of common shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. In April 2005, the final purchase price was settled in cash for a net amount of approximately $293 million.

     See Note 6 regarding common stock purchase contracts issued by the Company on June 21, 2005 in connection with the issuance of the common equity units.

     The Company did not acquire any shares of the Holding Company's common stock during the six months ended June 30, 2005. The Company acquired 7,935,381 shares of the Holding Company's common stock for $275 million during the six months ended June 30, 2004. During the six months ended June 30, 2005 and 2004, 1,401,585 and 805,262 shares of common stock were issued from treasury stock for $46 million and $25 million, respectively. At June 30, 2005, the Holding Company had approximately $716 million remaining on its existing common share repurchase authorization.

  DIVIDEND RESTRICTIONS

     Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York State Department of Insurance has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. During the three months ended June 30, 2005, Metropolitan Life paid to MetLife, Inc. $880 million in dividends, the maximum amount which could be paid to the Holding Company in 2005 without prior regulatory approval and an additional $2,320 million in special dividends, as approved by the Superintendent. Further dividend payments to the Holding Company in 2005 require prior regulatory approval.

     Under Delaware Insurance Law, Metropolitan Tower Life Insurance Company ("MTL") is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding capital gains). MTL will be permitted to pay a cash dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Delaware Superintendent of Insurance (the "Delaware Superintendent") and the Delaware Superintendent does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware Insurance Law, the Delaware Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. As of December 31, 2004, the maximum amount of the dividend which could be paid to the Holding Company from MTL in 2005 without prior regulatory approval was $119 million, with a scheduled date of payment subsequent to September 21, 2005. During the three months ended June 30, 2005, MTL paid to MetLife, Inc, $54 million in dividends, the maximum amount which could be paid to the Holding Company at the time of payment without prior regulatory approval, and an additional $873 million in special dividends, as approved by the Delaware Superintendent. Further dividend payments in 2005 require prior regulatory approval.

     Under Rhode Island Insurance Law, Metropolitan Property and Casualty Insurance Company ("MPC") is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) the next preceding two year net income reduced by capital gains and dividends paid to stockholders. MPC will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Superintendent of Insurance and the Rhode Island Superintendent does not disapprove the distribution within 30 days of its filing. Under Rhode Island Insurance Law, the Rhode Island Superintendent has broad discretion in determining whether the financial condition of stock property and casualty insurance company would support the payment of such dividends to its stockholders. As of December 31, 2004, the maximum amount of the dividend which could be paid prior to the Holding Company from MPC in 2005 without prior regulatory approval was $187 million, with a scheduled date of payment subsequent to November 16, 2005. Dividend payments prior to this date require prior insurance regulatory clearance. During the three months ended June 30, 2005, MPC paid to the Holding Company $400 million in an extraordinary dividend, as approved by the Rhode Island Superintendent. Further dividend payments to the Holding Company in 2005 require prior regulatory approval.

10.  STOCK COMPENSATION PLANS

     The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the "Stock Incentive Plan"), authorized the granting of awards in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the "Directors Stock Plan"), authorized the granting of awards in the form of stock awards, non-qualified stock options, or a combination of the foregoing to outside Directors of the Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the "2005 Stock Plan"), awards granted may be in the form of non-qualified stock options or incentive stock options qualifying under Section 422A of the Internal Revenue Code, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the "2005 Directors Stock Plan"), awards granted may be in the form of non-qualified stock options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The aggregate number of shares reserved for issuance under the 2005 Stock Plan is 68,000,000 plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of stock options. At the commencement of the 2005 Stock Plan, additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 11,917,472. Each share issued under the 2005 Stock

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Plan in connection with a stock option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than stock options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000.

     All stock options granted have an exercise price equal to the fair market value price of the Holding Company's common stock on the date of grant, and a maximum term of ten years. Certain stock options granted under the Stock Incentive Plan and the 2005 Stock Plan become exercisable over a three year period commencing with the date of grant, while other stock options become exercisable three years after the date of grant. Stock options issued under the Directors Stock Plan are exercisable immediately. Stock options issued under the 2005 Directors Stock Plan will be exercisable at the times determined at the time they are granted.

     Effective January 1, 2003, the Company elected to prospectively apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, stock options granted prior to January 1, 2003 will continue to be accounted for under APB 25. Had compensation expense for grants awarded prior to January 1, 2003 been determined based on fair value at the date of grant in accordance with SFAS 123, the Company's earnings and earnings per common share amounts would have been reduced to the following pro forma amounts:

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                  ----------------------   ---------------------
                                                    2005          2004       2005         2004
                                                  ---------     --------   --------     --------
                                                   (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
Net income......................................    $2,245        $ 954     $3,232       $1,552
Add: Stock option-based employee compensation
  expense included in reported net income, net
  of income taxes...............................         9            7         16           13
Deduct: Total stock option-based employee
  compensation determined under fair value based
  method for all awards, net of income taxes....        (9)         (11)       (17)         (24)
                                                    ------        -----     ------       ------
Pro forma net income available to common
  shareholders(1)...............................    $2,245        $ 950     $3,231       $1,541
                                                    ======        =====     ======       ======
BASIC EARNINGS PER SHARE
As reported.....................................    $ 3.05        $1.26     $ 4.39       $ 2.05
                                                    ======        =====     ======       ======
Pro forma(1)....................................    $ 3.05        $1.26     $ 4.39       $ 2.04
                                                    ======        =====     ======       ======
DILUTED EARNINGS PER SHARE
As reported.....................................    $ 3.02        $1.26     $ 4.35       $ 2.04
                                                    ======        =====     ======       ======
Pro forma(1)....................................    $ 3.02        $1.25     $ 4.35       $ 2.03
                                                    ======        =====     ======       ======

---------------

(1) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per common share in future years.

     The fair value of stock options issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options issued on or after January 1, 2005, was estimated on the date of grant using a binomial lattice option pricing model. On April 15, 2005, the Company granted 4,215,125 stock options to employees of the Company, including members of management. The fair value of these stock options was approximately $42 million on the date of grant.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company also awards long-term stock-based compensation to certain members of management. Under the Long Term Performance Compensation Plan ("LTPCP"), awards are payable in their entirety at the end of a three-year performance period. Each participant was assigned a target compensation amount at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company's stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company's Board of Directors. Final awards may be paid in whole or in part with shares of the Holding Company's stock, as approved by the Holding Company's Board of Directors. Beginning in 2005, no further LTPCP target compensation amounts were set. Instead, certain members of management were awarded Performance Shares under the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to 2.0. The factor applied is based on measurements of the Holding Company's performance with respect to net operating earnings and total shareholder return with reference to the three-year performance period relative to other companies in the Standard and Poor's Insurance Index with reference to the same three-year period. Performance Share awards will normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies) and will be payable entirely in shares of the Holding Company's stock. On April 15, 2005, the Company granted 1,036,950 Performance Shares for which the total fair value on the date of grant was approximately $40 million. For the three months and six months ended June 30, 2005, compensation expense related to the LTPCP and Performance Shares was $9 million and $22 million, respectively. For the three months and six months ended June 30, 2004, compensation expense related to the LTPCP was $11 million and $21 million, respectively.

     For the three months and six months ended June 30, 2005, the aggregate stock-based compensation expense related to the Stock Incentive Plan, Directors Stock Plan, LTPCP and Performance Shares was $23 million and $46 million, respectively, including stock-based compensation for non-employees of $153 thousand and $208 thousand, respectively. For the three months and six months ended June 30, 2004, the aggregate stock-based compensation expense related to the Company's Stock Incentive Plan, Directors Stock Plan and LTPCP was $21 million and $40 million, respectively, including stock-based compensation for non-employees of $58 thousand and $332 thousand, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

11.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                               FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                               --------------------   ------------------
                                                2005         2004      2005       2004
                                               -------     --------   ------     -------
                                                             (IN MILLIONS)
Net income...................................  $2,245      $   954    $3,232     $ 1,552
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative
     instruments, net of income taxes........      88           81       188          85
  Unrealized investment-related gains
     (losses), net of related offsets and
     income taxes............................     815       (1,737)      (69)     (1,155)
  Cumulative effect of a change in
     accounting, net of income taxes.........      --           --        --          90
  Foreign currency translation adjustments...      22          (71)      (41)        (95)
  Minimum pension liability adjustment.......      --           --        47          --
                                               ------      -------    ------     -------
Other comprehensive income (loss)............     925       (1,727)      125      (1,075)
                                               ------      -------    ------     -------
     Comprehensive income (loss).............  $3,170      $  (773)   $3,357     $   477
                                               ======      =======    ======     =======

12.  OTHER EXPENSES

                                               FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                  ENDED JUNE 30,         ENDED JUNE 30,
                                               ---------------------   -------------------
                                                 2005         2004      2005        2004
                                               --------     --------   -------     -------
                                                              (IN MILLIONS)
Compensation.................................   $  748       $  705    $ 1,423     $ 1,383
Commissions..................................      727          759      1,417       1,450
Interest and debt issue cost.................      137           93        268         161
Amortization of policy acquisition costs.....      564          461      1,107         942
Capitalization of policy acquisition costs...     (858)        (852)    (1,625)     (1,616)
Rent, net of sublease income.................       64           56        158         124
Minority interest............................        9           47         59          90
Other........................................      617          597      1,174       1,183
                                                ------       ------    -------     -------
  Total other expenses.......................   $2,008       $1,866    $ 3,981     $ 3,717
                                                ======       ======    =======     =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

13.  EARNINGS PER COMMON SHARE

     The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                          ---------------------------   ---------------------------
                                              2005           2004           2005           2004
                                          ------------   ------------   ------------   ------------
                                            (IN MILLIONS, EXCEPT SHARE AND PER COMMON SHARE DATA)
Weighted average common stock
  outstanding for basic earnings per
  common share..........................   736,516,503    754,575,339    736,148,078    756,159,120
Incremental common shares from assumed:
  Exercise of stock options.............     6,436,028      3,455,800      6,008,955      3,284,270
  Issuance under LTPCP..................       183,016             --        183,016             --
                                          ------------   ------------   ------------   ------------
Weighted average common stock
  outstanding for diluted earnings per
  common share..........................   743,135,547    758,031,139    742,340,049    759,443,390
                                          ============   ============   ============   ============
INCOME FROM CONTINUING OPERATIONS PER
  COMMON SHARE..........................  $      1,009   $        828   $      1,808   $      1,465
                                          ============   ============   ============   ============
  Basic.................................  $       1.37   $       1.10   $       2.46   $       1.94
                                          ============   ============   ============   ============
  Diluted...............................  $       1.36   $       1.09   $       2.44   $       1.93
                                          ============   ============   ============   ============
INCOME FROM DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES, PER COMMON SHARE.....  $      1,236   $        126   $      1,424   $        173
                                          ============   ============   ============   ============
  Basic.................................  $       1.68   $       0.17   $       1.93   $       0.23
                                          ============   ============   ============   ============
  Diluted...............................  $       1.66   $       0.17   $       1.92   $       0.23
                                          ============   ============   ============   ============
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING, NET OF INCOME TAXES, PER
  COMMON SHARE..........................  $         --   $         --   $         --   $        (86)
                                          ============   ============   ============   ============
  Basic.................................  $         --   $         --   $         --   $      (0.11)
                                          ============   ============   ============   ============
  Diluted...............................  $         --   $         --   $         --   $      (0.11)
                                          ============   ============   ============   ============
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS PER COMMON SHARE.........  $      2,245   $        954   $      3,232   $      1,552
                                          ============   ============   ============   ============
  Basic.................................  $       3.05   $       1.26   $       4.39   $       2.05
                                          ============   ============   ============   ============
  Diluted...............................  $       3.02   $       1.26   $       4.35   $       2.04
                                          ============   ============   ============   ============

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, N.A. ("MetLife Bank"), a national bank, and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See
Note 15 for disclosures regarding discontinued operations, including real estate.

     Set forth in the tables below is certain financial information with respect to the Company's operating segments for the three months and six months ended June 30, 2005 and 2004. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains (losses), net of income taxes, adjustments related to net investment gains (losses), net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

FOR THE THREE MONTHS ENDED                                            AUTO &                                 CORPORATE &
JUNE 30, 2005                            INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER      TOTAL
--------------------------               -------------   ----------   ------   -------------   -----------   -----------   ------
                                                                              (IN MILLIONS)
Premiums...............................     $2,833         $1,058      $738        $455           $932          $  3       $6,019
Universal life and investment-type
  product policy fees..................        180            506        --         126              2            --          814
Net investment income..................      1,316          1,587        46         194            151           188        3,482
Other revenues.........................        157            111         8          (1)            21             5          301
Net investment gains (losses)..........        198            171        (4)          7             (7)          (32)         333
Income (loss) from continuing
  operations before provision (benefit)
  for income taxes.....................        687            528       136          64              6            42        1,463

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

FOR THE THREE MONTHS ENDED                                            AUTO &                                 CORPORATE &
JUNE 30, 2004                            INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER      TOTAL
--------------------------               -------------   ----------   ------   -------------   -----------   -----------   ------
                                                                              (IN MILLIONS)
Premiums...............................     $2,401         $1,007      $734        $392           $807          $ (4)      $5,337
Universal life and investment-type
  product policy fees..................        182            453        --          86             --            --          721
Net investment income..................      1,110          1,537        44         137            136           118        3,082
Other revenues.........................        155            106         6           8             15            (6)         284
Net investment gains (losses)..........         32             35        (5)         (3)            31           (43)          47
Income (loss) from continuing
  operations before provision (benefit)
  for income taxes.....................        573            345        91         101             46           (91)       1,065

FOR THE SIX MONTHS ENDED                                            AUTO &                                 CORPORATE &
JUNE 30, 2005                          INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------------               -------------   ----------   ------   -------------   -----------   -----------   -------
                                                                             (IN MILLIONS)
Premiums.............................     $5,676         $2,079     $1,466       $957          $1,839         $   4      $12,021
Universal life and investment-type
  product policy fees................        367            991         --        245               2            --        1,605
Net investment income................      2,502          3,136         89        344             312           316        6,699
Other revenues.......................        313            228         17          2              32             8          600
Net investment gains (losses)........        220            223         (4)         7              21          (149)         318
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.........      1,204          1,064        239        182              52          (129)       2,612

FOR THE SIX MONTHS ENDED                                            AUTO &                                 CORPORATE &
JUNE 30, 2004                          INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------------               -------------   ----------   ------   -------------   -----------   -----------   -------
                                                                             (IN MILLIONS)
Premiums.............................     $4,855         $1,985     $1,471       $794          $1,623         $  (5)     $10,723
Universal life and investment-type
  product policy fees................        337            878         --        169              --            --        1,384
Net investment income................      2,187          3,044         90        260             266           173        6,020
Other revenues.......................        319            223         15         12              27             1          597
Net investment gains (losses)........        142             12         (5)        23              52           (61)         163
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.........      1,126            621        149        195              82          (181)       1,992

     The following table presents assets with respect to the Company's operating segments at:

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                                                                   (IN MILLIONS)
Institutional...............................................  $132,770     $126,058
Individual..................................................   182,537      176,384
Auto & Home.................................................     5,435        5,233
International...............................................    12,695       11,293
Reinsurance.................................................    15,588       14,503
Corporate & Other...........................................    32,406       23,337
                                                              --------     --------
  Total.....................................................  $381,431     $356,808
                                                              ========     ========

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     Revenues derived from any one customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $9,778 million and $18,933 million for the three months and six months ended June 30, 2005, respectively, which both represented 89% of consolidated revenues. Revenues from U.S. operations were $8,550 million and $17,025 million for the three months and six months ended June 30, 2004, respectively, which both represented 90% of consolidated revenues.

15.  DISCONTINUED OPERATIONS

  REAL ESTATE

     The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

     The following table presents the components of income from discontinued real estate operations:

                                                        THREE MONTHS     SIX MONTHS ENDED
                                                       ENDED JUNE 30,        JUNE 30,
                                                       ---------------   ----------------
                                                        2005     2004     2005      2004
                                                       -------   -----   -------   ------
                                                                 (IN MILLIONS)
Investment income....................................  $   29    $108    $  103    $ 216
Investment expense...................................     (17)    (55)      (52)    (114)
Net investment gains.................................   1,905     132     1,923      152
                                                       ------    ----    ------    -----
  Total revenues.....................................   1,917     185     1,974      254
Interest expense.....................................      --      11        --       13
Provision for income taxes...........................     681      62       701       86
                                                       ------    ----    ------    -----
  Income from discontinued operations, net of income
     taxes...........................................  $1,236    $112    $1,273    $ 155
                                                       ======    ====    ======    =====

     The carrying value of real estate related to discontinued operations was $73 million and $978 million at June 30, 2005 and December 31, 2004, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following table shows the discontinued real estate operations by segment:

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   ----------------
                                                     2005        2004     2005      2004
                                                    -------      -----   -------    -----
                                                                (IN MILLIONS)
Net investment income
  Institutional...................................  $    2       $  4    $   12     $ 11
  Individual......................................       6          7        13       15
  Corporate & Other...............................       4         42        26       76
                                                    ------       ----    ------     ----
     Total net investment income..................  $   12       $ 53    $   51     $102
                                                    ======       ====    ======     ====
Net investment gains (losses)
  Institutional...................................  $  239       $ --    $  241     $  2
  Individual......................................     320          2       332        3
  Corporate & Other...............................   1,346        130     1,350      147
                                                    ------       ----    ------     ----
     Total net investment gains (losses)..........  $1,905       $132    $1,923     $152
                                                    ======       ====    ======     ====
Interest Expense
  Individual......................................  $   --       $ --    $   --     $ --
  Corporate & Other...............................      --         11        --       13
                                                    ------       ----    ------     ----
     Total interest expense.......................  $   --       $ 11    $   --     $ 13
                                                    ======       ====    ======     ====

     During the three months ended June 30, 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. The gains are included in income from discontinued operations in the accompanying unaudited interim condensed consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and related equipment and is leasing space in the property for 20 years with optional renewal periods through 2205.

     During the three months ended June 30, 2004, the Company sold one of its real estate investments, Sears Tower, resulting in a realized gain of $85 million, net of income taxes.

  OPERATIONS

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for the period ended December 31, 2004 and all preceding periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the six months ended June 30, 2005 also includes expenses of approximately $6 million, net of income taxes related to the sale of SSRM.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The operations of SSRM include affiliated revenues of $5 million for the six months ended June 30, 2005 and $15 million and $30 million, respectively, for the three months and six months ended June 30, 2004, related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continue after the sale of SSRM. The following tables present the amounts related to operations and financial position of SSRM that have been combined with the discontinued real estate operations in the consolidated income statements:

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   ----------------
                                                           2004          2005       2004
                                                    ------------------   -----      -----
                                                                (IN MILLIONS)
Revenues from discontinued operations.............         $92           $ 19       $154
Expenses from discontinued operations.............          69             38        124
                                                           ---           ----       ----
Income from discontinued operations before
  provision for income taxes......................          23            (19)        30
Provision for income taxes........................           9             (5)        12
                                                           ---           ----       ----
  Income from discontinued operations, net of
     income taxes.................................          14            (14)        18
Net investment gain, net of income taxes..........          --            165         --
                                                           ---           ----       ----
  Income from discontinued operations, net of
     income taxes.................................         $14           $151       $ 18
                                                           ===           ====       ====

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                                  2004
                                                              -------------
                                                              (IN MILLIONS)
Equity securities...........................................      $ 49
Real estate and real estate joint ventures..................        96
Short term investments......................................        33
Other invested assets.......................................        20
Cash and cash equivalents...................................        55
Premiums and other receivables..............................        38
Other assets................................................        88
                                                                  ----
  Total assets held-for-sale................................      $379
                                                                  ====
Short-term debt.............................................        19
Current income taxes payable................................         1
Deferred income taxes payable...............................         1
Other liabilities...........................................       219
                                                                  ----
  Total liabilities held-for-sale...........................      $240
                                                                  ====

16.  SUBSEQUENT EVENTS

  BUSINESS COMBINATIONS

     On July 1, 2005, the Holding Company completed the acquisition of Travelers for $11.8 billion. Consideration paid by the Holding Company to Citigroup for the purchase consisted of approximately $10.8 billion in cash and 22,436,617 shares of MetLife common stock with a market value of approximately

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

$1 billion. Consideration paid will be finalized subject to the completion of the June 30, 2005 financial statements of Travelers and review by both Citigroup Inc. and the Company of such financial statements pursuant to the provisions of the acquisition agreement. The cash portion of the purchase price was financed through the issuance of debt securities as described in Note 5, common equity units as described in Note 6, preferred shares as described in Note 9, and cash on-hand. The $7.0 billion unsecured senior bridge credit facility entered into by the Holding Company on May 16, 2005, to finance a portion of the purchase price of Travelers was terminated unused on July 1, 2005.

     The acquisition was reported on Form 8-K on July 8, 2005. An amendment to that Form 8-K containing pro forma financial information was filed on August 2, 2005.

     On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by the Holding Company, The Travelers Life and Annuity Reinsurance Company ("TLARC") and various institutional lenders on April 25, 2005 became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement. The L/C Agreement amends an agreement under which Citigroup Insurance Holding Company, the former parent of TLARC, was the guarantor of TLARC's reimbursement obligations. The Holding Company replaced Citigroup Insurance Holding Company as guarantor upon closing of the Travelers acquisition. The L/C Agreement expires five years after the closing of the acquisition.

     Under distribution agreements executed as a part of the acquisition, certain of the Company's products will be available through certain Citigroup distribution channels, including Smith Barney, Citibank branches, and Primerica Financial Services in the United States, as well as a number of international businesses.

  LITIGATION

     On July 13, 2005, a New York State court in New York County granted the defendants' motion to dismiss the demutualization-related action by a proposed class comprised of the settlement class in the Metropolitan Life sales practices settlement against the Holding Company and Metropolitan Life. The plaintiffs have filed a notice of appeal.

     On July 19, 2005, the United States District Court for the Eastern District of New York certified a class action against Metropolitan Life and the Holding Company in a case arising out of Metropolitan Life's demutualization. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiff's claims and are contesting vigorously all of the plaintiff's claims in these actions.

     See Note 7 for further discussion.

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

DISPOSITIONS

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for the period ended December 31, 2004 and all preceding periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the six months ended June 30, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     MetLife, Inc., is a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Through its subsidiaries and affiliates, the Company offers life insurance, annuities, automobile and homeowner's insurance and retail banking services to individuals, as well as group insurance, reinsurance, and retirement and savings products and services to corporations and other institutions. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America, and Europe. MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other.

     On July 1, 2005, the Holding Company completed the acquisition of Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc., and substantially all of Citigroup's international insurance businesses (collectively, "Travelers") for $11.8 billion. See "-- Subsequent Events."

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004

     The Company reported $2,245 million in net income and diluted earnings per common share of $3.02 for the three months ended June 30, 2005 compared to $954 million in net income and diluted earnings per common share of $1.26 for the three months ended June 30, 2004. Accordingly, net income increased by $1,291 million for the three months ended June 30, 2005 as compared to the same period in the prior year. The three months ended June 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $40 million, net of income taxes, to the three months ended June 30, 2005 and a benefit of $104 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, net income, increased by $1,355 million for the three months ended June 30, 2005 compared to the same period in 2004.

     In the second quarter of 2005, the Company completed the sale of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, which combined resulted in a gain of $1,193 million, net of income taxes. In the second quarter of 2004 the Company completed the sale of the Sears Tower property resulting in a gain of $85 million, net of income taxes. Accordingly, income from discontinued operations, and correspondingly net income, increased by $1,108 million for the three months ended June 30, 2005 compared to the prior 2004 period as a result of gains associated with the sale of these real estate properties.

     Net investment gains (losses) increased by $182 million, net of income taxes, for the three months ended June 30, 2005 as compared to the corresponding period in 2004. This increase is primarily due to an increase in gains from the mark-to-market on derivatives in the 2005 period partially offset by gains from the sale of equity securities in the 2004 period and losses on fixed maturity security sales resulting from portfolio repositioning in the 2005 period. The derivative gains resulted from decreases in U.S. interest rates and the strengthening of the dollar versus the euro and the pound during the three months ended June 30, 2005.

     The remaining increase in net income of $65 million is attributable to increases in total revenues, excluding net investment gains (losses), offset by a commensurate increase in total expenses resulting from business growth as described in the discussion of results for the Company and by segment which follows.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
  2004

     The Company reported $3,232 million in net income and diluted earnings per common share of $4.35 for the six months ended June 30, 2005 compared to $1,552 million in net income and diluted earnings per common share of $2.04 for the six months ended June 30, 2004. Accordingly, net income increased by $1,680 million for the six months ended June 30, 2005 as compared to the same period in the prior year. The six months ended June 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $40 million, net of income taxes, to the six months ended June 30, 2005 and a benefit of $104 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, net income, increased by $1,744 million for the six months ended June 30, 2005 compared to the same period in 2004.

     In the second quarter of 2005, the Company completed the sale of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, which combined resulted in a gain of $1,193 million, net of income taxes. In the second quarter of 2004 the Company completed the sale of the Sears Tower property resulting in a gain of $85 million, net of income taxes. During the first quarter of 2005, the Company completed its sale of SSRM and recognized a gain of $165 million. Accordingly, income from discontinued operations, and correspondingly net income, increased by $1,273 million for the six months ended June 30, 2005 compared to the prior 2004 period as a result of gains associated with the sale of these real estate properties and the sale of SSRM.

     Net investment gains (losses) increased by $98 million, net of income taxes, for the six months ended June 30, 2005 as compared to the corresponding period in 2004. This increase is primarily due to an increase in gains from the mark-to-market on derivatives in the 2005 period partially offset by gains from the sale of equity securities in the 2004 period and losses on fixed maturity security sales resulting from portfolio repositioning in the 2005 period. The derivative gains resulted from decreases in U.S. interest rates and the strengthening of the dollar versus the euro and the pound during the six months ended June 30, 2005.

     The increase in net income during the six months ended June 30, 2005 as compared to the same period in the prior year is due to the decrease in net income in the prior year of $86 million, net of income taxes, due to a cumulative effect of a change in accounting principle in 2004 recorded in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1").

     The remaining increase in net income of $287 million is attributable to increases in total revenues, excluding net investment gains (losses), offset by a commensurate increase in total expenses resulting from business growth as described in the discussion of results for the Company and by segment which follows.

  INDUSTRY TRENDS

     The Company's segments continue to be influenced by a variety of trends that affect the industry as well as the Company.

     Financial Environment. The financial environment presents a challenge for the life insurance industry. A low general level of short-term and long-term interest rates can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts and universal life insurance. In addition, continued low interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields draw closer to minimum crediting rate guarantees on certain products. The compression of the yields between spread-based products and interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments.

     Improving Economy. A recovery in the employment market combined with higher corporate confidence should improve demand for group insurance and retirement and savings type products. Group insurance premium growth, for example life and disability, are closely tied to employers' total payroll growth. Additionally, the potential market for these products is expanded by new business creation. Bond portfolio credit losses have also benefited from an increasingly healthy economy.

     Demographics. In the coming decade, a key driver shaping the actions of the industry will be the rising income protection, wealth accumulation, protection and transfer needs of the retiring Baby Boomers -- the first of whom have entered their pre-retirement, peak savings years. As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years. Helping the Baby Boomers accumulate assets for retirement and subsequently converting these assets into retirement income represents a transformative opportunity for the life insurance industry.

     Life insurers are well positioned to address the Baby Boomers' rapidly increasing need for savings tools and for income protection. In light of recent Social Security reform and pension solvency concerns "protection" is what sets the U.S. life insurance industry apart from other financial services providers pursuing the retiring Baby Boomer segment. The Company believes that, among the life insurers, those with strong brands, high financial strength ratings, and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to Baby Boomers.

     Moreover, the life insurance industry's products and the needs they are designed to address are complex. The Company believes that individuals approaching retirement age will need to seek advice to plan for and manage their retirements and that, in the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need individually tailored advice. The challenge for the life insurance industry remains delivering tailored advice in a cost effective manner.

     Competitive Pressures. The life insurance industry is becoming increasingly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry's products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength and flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

     Regulatory Changes. The life insurance industry is regulated at the state level, with some products also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulation recently adopted or currently under review can potentially impact the reserve and capital requirements for several of the industry's products. In addition, regulators have undertaken market and sales practices reviews of several markets or products including: equity-indexed annuities, variable annuities and group products.

DISCUSSION OF RESULTS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              ------------------   -------------------
                                               2005        2004     2005        2004
                                              -------     ------   -------     -------
                                                           (IN MILLIONS)
REVENUES
Premiums....................................  $ 6,019     $5,337   $12,021     $10,723
Universal life and investment-type product
  policy fees...............................      814        721     1,605       1,384
Net investment income.......................    3,482      3,082     6,699       6,020
Other revenues..............................      301        284       600         597
Net investment gains (losses)...............      333         47       318         163
                                              -------     ------   -------     -------
  Total revenues............................   10,949      9,471    21,243      18,887
                                              -------     ------   -------     -------
EXPENSES
Policyholder benefits and claims............    6,238      5,377    12,200      10,852
Interest credited to policyholder account
  balances..................................      820        743     1,615       1,481
Policyholder dividends......................      420        420       835         845
Other expenses..............................    2,008      1,866     3,981       3,717
                                              -------     ------   -------     -------
  Total expenses............................    9,486      8,406    18,631      16,895
                                              -------     ------   -------     -------
Income from continuing operations before
  provision for income taxes................    1,463      1,065     2,612       1,992
Provision for income taxes..................      454        237       804         527
                                              -------     ------   -------     -------
Income from continuing operations...........    1,009        828     1,808       1,465
Income from discontinued operations, net of
  income taxes..............................    1,236        126     1,424         173
                                              -------     ------   -------     -------
Income before cumulative effect of a change
  in accounting.............................    2,245        954     3,232       1,638
Cumulative effect of a change in accounting,
  net of income taxes.......................       --         --        --         (86)
                                              -------     ------   -------     -------
Net income..................................    2,245        954     3,232       1,552
Preferred stock dividend....................       --         --        --          --
                                              -------     ------   -------     -------
Net income available to common
  shareholders..............................  $ 2,245     $  954   $ 3,232     $ 1,552
                                              =======     ======   =======     =======

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 -- THE COMPANY

     Income from continuing operations increased by $181 million, or 22%, to $1,009 million for the three months ended June 30, 2005 from $828 million in the comparable 2004 period. Income from continuing operations for the three months ended June 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $40 million, net of income taxes, to the three months ended June 30, 2005 and a benefit of $104 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, income from continuing operations increased by $245 million for the three months ended June 30, 2005 compared to the prior 2004 period. The Individual segment contributed $114 million, net of income taxes, to the increase, as a result of an improvement in net investment gains (losses) and interest rate spreads, increased fee income related to the growth in separate account products and a reduction in the premium tax liability. These increases were partially offset by higher general spending and higher DAC amortization, the establishment of a liability for future losses in a block of individual disability insurance and unfavorable underwriting. The Institutional segment contributed $108 million, net of income taxes, to this increase primarily due to an improvement in interest spreads, an increase in net investment gains (losses) and general business growth. In addition, Corporate & Other increased by $34 million, net of income taxes, primarily due to an increase in net investment income, as well as lower legal fees partially offset by higher interest expense on debt, integration costs associated with the Travelers acquisition, and interest credited to bank holder deposits. The Auto & Home segment increased by $30 million primarily due to improved combined ratios from fewer catastrophes versus the prior year period and favorable claim development related to prior accident years. These increases are partially offset by a $25 million and a $16 million decline in the International and Reinsurance segments. The decrease in the International segment is primarily due to an increase in unrealized investment gains supporting certain policyholder liabilities, which resulted in an increase in such liabilities, partially offset by higher net investment income and business growth. The Reinsurance segment's decline is largely attributable to unfavorable mortality experience as a result of higher claim levels in the U.S. and the United Kingdom.

     Premiums, fees and other revenues increased by $792 million, or 12%, to $7,134 million for the three months ended June 30, 2005 from $6,342 million from the comparable 2004 period. The Institutional segment contributed $432 million, or 55%, to the period over period increase. This increase is primarily due to higher structured settlement sales, as well as sales growth and the acquisition of new business in the non-medical health & other business. In addition, the group life business increased primarily due to improved sales and favorable persistency. The Reinsurance segment contributed $133 million, or 17%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, as well as favorable exchange rate movements. The Individual segment contributed $109 million, or 14%, to the period over period increase primarily due to higher fee income primarily from separate account products, active marketing of income annuity products and growth in the business in traditional products. The growth in traditional products more than offset the decline in premiums in the Company's closed block business as this business continues to run-off. The International segment contributed $94 million, or 12%, to the period over period increase primarily due to business growth through increased sales and renewal business in South Korea, Taiwan, Brazil and Chile.

     Interest rate margins, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased in the Institutional and Individual segments for the three months ended June 30, 2005 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable, and as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Underwriting results in the Institutional segment were mixed among the businesses while they were unfavorable for disability and life products within the Individual segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related reserves. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. Underwriting results in the Auto & Home segment were favorable for the three months ended June 30, 2005 as the combined ratio, excluding catastrophes, declined to 86.4% from 88.1% in the prior year period. This result is largely due to improve homeowner claim frequency, favorable claim development versus the prior year period and a smaller exposure base.

     Other expenses increased by $142 million, or 8%, to $2,008 million for the three months ended June 30, 2005 from $1,866 million for the comparable 2004 period. The three months ended June 30, 2005 includes a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The three months ended June 30, 2004 reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases for three months ended June 30, 2004 were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $149 million, or 8%, from the comparable 2004 period. Corporate & Other contributed $69 million, or 46%, to the period over period variance primarily due to higher interest expense, integration costs associated with the Travelers acquisition and growth in the business at MetLife Bank, N.A. ("MetLife Bank"), partially offset by lower legal fees. The International segment contributed $58 million, or 39%, to the period over period variance primarily due to higher amortization of DAC, establishment of liabilities related to potential employment matters and business growth commensurate with the revenue growth discussed above. In addition, $29 million, or 20%, of this increase is primarily attributable to an increase in non-deferrable volume-related expenses associated with general business growth in the Institutional segment. The Individual segment contributed $15 million, or 10% to the period over period increase primarily due to a reduction in the premium tax liabilities in the current period offset by higher general spending and higher amortization of DAC. The Auto & Home segment contributed $11 million, or 7%, to the period over period increase due to increased spending related to information technology and advertising. These increases were partially offset by $33 million, or a 22%, decline in the Reinsurance segment driven by lower minority interest expense associated with a decrease in the Reinsurance Group of America, Incorporated ("RGA") earnings.

     Net investment gains (losses) increased by $286 million, or 609%, to $333 million for the three months ended June 30, 2005 from $47 million for the comparable 2004 period. This increase is primarily due to gains from the mark-to-market on derivatives in the 2005 period, partially offset by gains from the sale of equity securities in the 2004 period and losses on fixed maturity security sales resulting from portfolio repositioning in the 2005 period. The derivative gains resulted from decreases in mid to long term U.S. interest rates and the strengthening of the dollar versus the euro and the pound during the three months ended June 30, 2005.

     Income tax expense for the three months ended June 30, 2005 is $454 million, or 31% of income from continuing operations before provision for income taxes, compared with $237 million, or 22%, for the comparable 2004 period. The 2005 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of nontaxable investment income and tax credits for investments in low income housing. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of nontaxable investment income, tax credits for investments in low income housing, decreasing the deferred income tax valuation allowance to recognize the effect of a foreign net operating loss carry-forward in Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997 through 1999.

     Income from discontinued operations is comprised of net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold and for the three months ended June 30, 2004, the operations of SSRM. As previously discussed, SSRM was sold effective January 31, 2005. Income from discontinued operations, net of income taxes, increased by $1,110 million, or 881%, to $1,236 million for the three months ended June 30, 2005 from $126 million for the comparable 2004 period. The increase is primarily due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York in the three months ended June 30, 2005, partially offset by the gain on the sale of the Sears Tower property of $85 million, net of income taxes, in the three months ended June 30, 2004.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 -- THE COMPANY

     Income from continuing operations increased by $343 million, or 23%, to $1,808 million for the six months ended June 30, 2005 from $1,465 million in the comparable 2004 period. Income from continuing operations for the six months ended June 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $40 million, net of income taxes, to the six months ended June 30, 2005 and a benefit of $104 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, income from continuing operations increased by $407 million for the six months ended June 30, 2005 compared to the prior 2004 period. The Individual segment contributed $284 million, net of income taxes, to the increase, as a result of an improvement in net investment gains (losses) and interest rate spreads, increased fee income related to the growth in separate account products, a reduction in the premium tax liability and the reduction in certain commission and expense liabilities offset by higher general spending. These increases were partially offset by higher DAC amortization, the establishment of a liability for future losses in a block of individual disability insurance and unfavorable underwriting. The Institutional segment contributed $85 million, net of income taxes, to this increase primarily due to a improvement in interest spreads, an increase in net investment gains (losses) and general business growth. The Auto & Home segment increased by $60 million primarily due to an improved combined ratio, fewer catastrophes versus the prior year period and favorable claim development related to prior accident years. In addition, Corporate & Other increased $2 million primarily due to an increase in net investment income partially offset by higher interest expense on debt, integration costs associated with the Travelers acquisition and interest credited to bank holder deposits. These increases are partially offset by a $15 million and a $9 million decline in the International and Reinsurance segments. The decrease in the International segment is primarily due to an increase in unrealized investment gains supporting certain policyholder liabilities, which resulted in an increase in such liabilities, partially offset by higher net investment income and business growth. The Reinsurance segment's decline is largely attributable to unfavorable mortality experience as a result of higher claim levels in the U.S. and the United Kingdom.

     Premiums, fees and other revenues increased by $1,522 million, or 12%, to $14,226 million for the six months ended June 30, 2005 from $12,704 million from the comparable 2004 period. The Institutional segment contributed $845 million, or 56%, to the period over period increase. This increase is primarily due to higher structured settlement sales and pension close-outs, as well as sales growth and the acquisition of new business in the non-medical health & other business. In addition, the group life business increased primarily due to improved sales and favorable persistency. The International segment contributed $229 million, or 15%, to the period over period increase primarily due to business growth through increased sales and renewal business in South Korea, Taiwan, Brazil, Chile and Mexico. The Reinsurance segment contributed $223 million, or 15%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, as well as favorable exchange rate movements. The Individual segment contributed $212 million, or 14%, to the period over period increase primarily due to higher fee income primarily from separate account products, active marketing of income annuity products and growth in the business in traditional products. The growth in traditional products more than offset the decline in premiums in the Company's closed block business as this business continues to run-off.

     Interest rate margins, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased in the Institutional and Individual segments for the six months ended June 30, 2005 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable, and as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Underwriting results in the Institutional segment were mixed among the businesses while they were unfavorable for disability and life products within the Individual segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related reserves. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. Underwriting results in the Auto & Home segment were favorable for the six months ended June 30, 2005, as the combined ratio, excluding catastrophes, declined to 88.5% from 92.3% in the prior year period. This result is largely due to improved homeowner claim frequency, favorable claim development versus the prior year period, a smaller exposure base and improved automobile claim severity.

     Other expenses increased by $264 million, or 7%, to $3,981 million for the six months ended June 30, 2005 from $3,717 million for the comparable 2004 period. The three months ended June 30, 2005 includes a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The three months ended June 30, 2004 reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $271 million, or 7%, from the comparable 2004 period. Corporate & Other contributed $119 million, or 44%, to the period over period variance primarily due to higher interest expense, integration costs associated with the Travelers acquisition and growth in the business at MetLife Bank. The International segment contributed $103 million, or 38%, to the period over period variance primarily due to higher amortization of DAC, establishment of liabilities related to potential employment matters and business growth commensurate with the revenue growth discussed above. In addition, $71 million, or 26%, of this increase is primarily attributable to the unfavorable variance resulting from a benefit related to interest received on a settlement of federal income taxes in the first quarter of 2004 and an increase in non-deferrable volume-related expenses associated with general business growth in the Institutional segment. The Auto & Home segment contributed $12 million, or 4%, to the period over period increase due to increased spending related to information technology and advertising. These increases were partially offset by $24 million, or a 9%, decline in the Individual segment primarily due to a reduction in the premium tax liabilities in the current period and the reduction in certain commission and expense liabilities offset by higher general spending and higher amortization of DAC. The Reinsurance segment also decreased by $10 million, or 4%, driven principally by lower minority interest expense associated with a decrease in RGA's earnings.

     Net investment gains (losses) increased by $155 million, or 95%, to $318 million for the six months ended June 30, 2005 from a net investment gain of $163 million for the comparable 2004 period. This increase is primarily due to gains from the mark-to-market on derivatives, partially offset by gains from the sale of equity securities in the 2004 period and losses on fixed maturity security sales resulting from portfolio repositioning in the 2005 period. The derivative gains resulted from decreases in U.S. interest rates and the strengthening of the dollar versus the euro and the pound during the six months ended June 30, 2005.

     Income tax expense for the six months ended June 30, 2005 is $804 million, or 31% of income from continuing operations before provision for income taxes, compared with $527 million, or 26%, for the comparable 2004 period. The 2005 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of nontaxable investment income and tax credits for investments in low income housing. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of nontaxable investment income, tax credits for investments in low income housing, decreasing the deferred income tax valuation allowance to recognize the effect of a foreign net operating loss carry-forward in Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997 through 1999.

     Income from discontinued operations is comprised of the operations and gain from the sale of SSRM on January 31, 2005 and net investment income and net investment gains related to real estate properties that the

Company has classified as available-for-sale or has sold. Income from discontinued operations, net of income taxes, increased by $1,251 million, or 723%, to $1,424 million for the six months ended June 30, 2005 from $173 million for the comparable 2004 period. The increase is primarily due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York and the gain on the sale of SSRM of $165 million, net of income taxes, in the six months ended June 30, 2005 partially offset by the gain on the sale of the Sears Tower property of $85 million, net of income taxes, in the six months ended June 30, 2004.

     During the six months ended June 30, 2004, the Company recorded an $86 million charge, net of income taxes, for a cumulative effect of a change in accounting in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                  2005        2004      2005       2004
                                                 -------     -------   ------     ------
                                                              (IN MILLIONS)
REVENUES
Premiums.......................................  $2,833      $2,401    $5,676     $4,855
Universal life and investment-type product
  policy fees..................................     180         182       367        337
Net investment income..........................   1,316       1,110     2,502      2,187
Other revenues.................................     157         155       313        319
Net investment gains (losses)..................     198          32       220        142
                                                 ------      ------    ------     ------
  Total revenues...............................   4,684       3,880     9,078      7,840
                                                 ------      ------    ------     ------
EXPENSES
Policyholder benefits and claims...............   3,167       2,635     6,265      5,364
Interest credited to policyholder account
  balances.....................................     312         232       598        459
Other expenses.................................     518         440     1,011        891
                                                 ------      ------    ------     ------
  Total expenses...............................   3,997       3,307     7,874      6,714
                                                 ------      ------    ------     ------
Income from continuing operations before
  provision for income taxes...................     687         573     1,204      1,126
Provision for income taxes.....................     236         199       411        387
                                                 ------      ------    ------     ------
Income from continuing operations..............     451         374       793        739
Income from discontinued operations, net of
  income taxes.................................     156           3       163          8
                                                 ------      ------    ------     ------
Income before cumulative effect of a change in
  accounting...................................     607         377       956        747
Cumulative effect of a change in accounting,
  net of income taxes..........................      --          --        --        (60)
                                                 ------      ------    ------     ------
Net income.....................................  $  607      $  377    $  956     $  687
                                                 ======      ======    ======     ======

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

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 -- INSTITUTIONAL

     Income from continuing operations increased by $77 million, or 21%, to $451 million for the three months ended June 30, 2005 from $374 million for the comparable 2004 period. Management attributes a $56 million increase, net of income taxes, to an improvement in interest spreads compared to the prior year period, with the retirement & savings products and the non-medical health and other products generating $51 million and $13 million, both net of income taxes, respectively, of this increase. Higher earnings primarily from corporate and real estate joint ventures and growth in the asset base are the primary drivers of the period over period increase. These increases are partially offset by a decrease in group life of $8 million, net of income taxes, which is primarily due to a decline in income from securities lending activities. Interest spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the three months ended June 30, 2005 increased to 1.95% and 3.61% from 1.60% and 2.44% in the comparable prior year period, for the retirement and savings and non-medical health and other businesses, respectively. Interest rate spreads for the three months ended June 30, 2005 decreased to 2.00% from 2.43% in the comparable prior year period for the group life business. Management generally expects these spreads to be in the range of 1.20% to 1.35%, 1.30% to 1.60% and 1.60% to 1.80%, for the retirement & savings, non-medical health & other and group life businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate and real estate joint venture income as well as bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. An increase of $33 million, net of income taxes, in net investment gains (losses), including the related change in policyholder benefits and claims, also contributed to the increase over the prior year period. This increase is comprised of $108 million in net investment gains (losses), net of income taxes, partially offset by an increase of $75 million, net of income taxes, in policyholder benefits and claims. Underwriting results were mixed among the businesses and contributed an increase of $5 million, net of income taxes, compared to the prior year period. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related reserves. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. These increases are partially offset by the impact of a 2004 prior year period benefit of $31 million, net of income taxes related to a reduction of a premium tax liability. The remaining increase in income from continuing operations is attributable to higher premiums, fees and other revenues, which stem from general business growth, which more than offset an increase in operating expenses, excluding the impact of the reduction of the 2004 premium tax liability.

     Total revenues, excluding net investment gains (losses), increased by $638 million, or 17%, to $4,486 million for the three months ended June 30, 2005 from $3,848 million for the comparable 2004 period. Growth of $432 million in premiums, fees, and other revenues contributed to the revenue increase. Retirement & savings' premiums, fees and other revenues increased by $159 million, which is largely due to growth in premiums, resulting primarily from an increase of $155 million in structured settlement sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period. A $151 million increase in premiums, fees and other revenues in the non-medical health & other business compared to the prior year period is primarily due to growth in the small market products, disability and dental businesses, which, in total, contributed $108 million to the period over period increase. In addition, continued growth in the long-term care business contributed $33 million, of which $8 million is related to the 2004 acquisition of TIAA/CREF's long-term care business. Group life insurance premiums, fees and other revenues increased by $122 million, net of $8 million in experience rated refunds, which management primarily attributes to improved sales and favorable persistency. In addition, net investment income increased by $206 million, primarily due to higher income from growth in the asset base driven by favorable sales, particularly in guaranteed interest contracts and the structured settlement business and corporate joint venture income as well as commercial mortgage prepayment fees across the majority of the businesses. This increase is a component of the favorable interest rate spreads discussed above.

     Total expenses increased by $690 million, or 21%, to $3,997 million for the three months ended June 30, 2005 from $3,307 million for the comparable 2004 period. Policyholder benefits and claims increased by $532 million to $3,167 million for the three months ended June 30, 2005 from $2,635 million for the comparable prior year period. This increase is primarily attributable to a $198 million, $186 million, and a $148 million increase in the retirement & savings, non-medical health & other businesses and group life businesses, respectively. These increases are predominately attributable to the business growth referenced in the revenue discussion above. The increases in the non-medical health & other business include the impact of the acquisition of TIAA/CREF's long-term care business of approximately $8 million. Interest credited to policyholder account balances increased by $80 million over the prior year period primarily as a result of the impact of growth in guaranteed interest contracts within the retirement & savings business. In addition, the impact of higher short-term interest rates in the current period contributed to the increase compared to the prior year period. Other operating expenses increased $78 million. This increase is attributable to the unfavorable variance resulting from a $49 million benefit recorded in the second quarter of 2004 related to a reduction in a premium tax liability, and a $29 million increase, which is primarily due to an increase in non-deferrable volume related expenses, which are associated with general growth in the business.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 -- INSTITUTIONAL

     Income from continuing operations increased by $54 million, or 7%, to $793 million for the six months ended June 30, 2005 from $739 million for the comparable 2004 period. Management attributes a $67 million increase, net of income taxes, to an improvement in interest spreads compared to the prior year period, with the retirement & savings products and the non-medical health and other products generating $57 million and $18 million, both net of income taxes, respectively, of this increase. Higher earnings from growth in the asset base and an increase in income from corporate and real estate joint ventures are the primary drivers of the period over period increase. These increases are partially offset by a decrease in group life of $8 million, which is primarily due to a decline in income from securities lending activities. Interest spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the six months ended June 30, 2005 increased to 1.72% and 2.77% from 1.62% and 2.04% in the comparable prior year period, for the retirement and savings and non-medical health and other businesses, respectively. Interest rate spreads for the six months ended June 30, 2005 decreased to 2.00% from 2.30% in the comparable prior year period for the group life business. Management generally expects these spreads to be in the range of 1.20% to 1.35%, 1.30% to 1.60% and 1.60% to 1.80%, for the retirement & savings, non-medical health & other and group life businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate and real estate joint venture income as well as bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. An increase of $10 million, net of income taxes, in net investment gains (losses), including the related change in policyholder benefits and claims, also contributed to the increase over the prior year period. This increase is comprised of $51 million in net investment gains (losses), net of income taxes, partially offset by an increase of $41 million, net of income taxes, in policyholder benefits and claims. Underwriting results were mixed among the businesses and contributed an increase of $5 million, net of income taxes, overall compared to the prior year period. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related reserves. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. These increases are partially offset by the impact of a 2004 prior year period benefit of $31 million, net of income taxes related to a reduction of a premium tax liability. The remaining increase in income from continuing operations is attributable to higher premiums, fees and other revenues, which stem from general business growth, which were slightly more favorable than the increase in operating expenses, excluding the impact of the reduction of the 2004 premium tax liability.

     Total revenues, excluding net investment gains (losses), increased by $1,160 million, or 15%, to $8,858 million for the six months ended June 30, 2005 from $7,698 million for the comparable 2004 period. Growth of $845 million in premiums, fees, and other revenues contributed to the revenue increase. Retirement & savings' premiums, fees and other revenues increased by $389 million, which is largely due to growth in premiums, resulting primarily from an increase of $253 million in structured settlement sales and $136 million in pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period. A $306 million increase in premiums, fees and other revenues in the non-medical health & other business compared to the prior year period is primarily due to growth in the small market products, disability and dental businesses, which in total, contributed $213 million to the period over period increase. In addition, continued growth in the long-term care business contributed $73 million, of which $25 million is related to the 2004 acquisition of TIAA/CREF's long-term care business. Group life insurance premiums, fees and other revenues increased by $150 million, net of $58 million in experience rated refunds, which management primarily attributes to improved sales and favorable persistency. In addition, net investment income increased $315 million primarily due to higher income from growth in the asset base driven by favorable sales, particularly in guaranteed interest contracts and the structured settlement business and an increase in income from corporate joint ventures as well as commercial mortgage prepayment fees across the majority of the businesses. This increase is a component of the favorable interest rate spreads discussed above.

     Total expenses increased by $1,160 million, or 17%, to $7,874 million for the six months ended June 30, 2005 from $6,714 million for the comparable 2004 period. Policyholder benefits and claims increased by $901 million to $6,265 million for the six months ended June 30, 2005 from $5,364 million for the comparable prior year period. This increase is primarily attributable to a $455 million, a $300 million, and a $146 million increase in the retirement & savings, the non-medical health & other, and group life businesses respectively. These increases are predominately attributable to the business growth referenced in the revenue discussion above. The increases in the non-medical health & other business include the impact of the acquisition of TIAA/CREF's long-term care business of approximately $23 million. Interest credited to policyholder account balances increased by $139 million over the prior year period primarily as a result of the impact of growth in guaranteed interest contracts within the retirement & savings business. In addition, the impact of higher short-term interest rates in the current period compared to the comparable prior year period also contributed to the increase. Other operating expenses increased by $120 million. This increase is attributable to the unfavorable variances resulting from a $49 million benefit recorded in the second quarter of 2004, related to a reduction in a premium tax liability, and from a $21 million benefit recorded in the first quarter of 2004 related to interest on a settlement of federal income taxes. In addition, there is a $50 million increase primarily due to higher non-deferrable volume related expenses, which are associated with general growth in the business.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                  2005        2004      2005       2004
                                                 -------     -------   ------     ------
                                                              (IN MILLIONS)
REVENUES
Premiums.......................................  $1,058      $1,007    $2,079     $1,985
Universal life and investment-type product
  policy fees..................................     506         453       991        878
Net investment income..........................   1,587       1,537     3,136      3,044
Other revenues.................................     111         106       228        223
Net investment gains (losses)..................     171          35       223         12
                                                 ------      ------    ------     ------
  Total revenues...............................   3,433       3,138     6,657      6,142
                                                 ------      ------    ------     ------
EXPENSES
Policyholder benefits and claims...............   1,366       1,251     2,571      2,432
Interest credited to policyholder account
  balances.....................................     409         427       816        850
Policyholder dividends.........................     413         413       822        831
Other expenses.................................     717         702     1,384      1,408
                                                 ------      ------    ------     ------
  Total expenses...............................   2,905       2,793     5,593      5,521
                                                 ------      ------    ------     ------
Income from continuing operations before
  provision for income taxes...................     528         345     1,064        621
Provision for income taxes.....................     173         104       356        197
                                                 ------      ------    ------     ------
Income from continuing operations..............     355         241       708        424
Income from discontinued operations, net of
  income taxes.................................     209           5       221         11
                                                 ------      ------    ------     ------
Net income.....................................  $  564      $  246    $  929     $  435
                                                 ======      ======    ======     ======

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

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 -- INDIVIDUAL

     Income from continuing operations increased by $114 million, or 47%, to $355 million for the three months ended June 30, 2005 from $241 million for the comparable 2004 period. Included in this increase is an improvement in net investment gains of $92 million, net of income taxes. Improvements in interest rate spreads contributed $37 million, net of income taxes, to the period over period increase. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads include income from certain investment transactions, including corporate joint venture income and prepayment fees from bonds and commercial mortgages, the timing and amount of which are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. These types of investment transactions contributed $18 million, net of income taxes, to the improvement in interest rate spreads. Additionally, fee income in the current period increased by $39 million, net of income taxes, primarily related to the growth in separate account products. A reduction in the premium tax liability in the current quarter offset by higher general spending contributed $11 million, net of income taxes, to the increase in income from continuing operations. These increases in income from continuing operations are partially offset by the establishment of a liability for future losses in a block of individual disability insurance business of $17 million, net of income taxes. Higher DAC amortization of $21 million, net of income taxes and unfavorable underwriting results in the life products of $13 million, net of income taxes also offset the increase. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related reserves. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period.

     Total revenues, excluding net investment gains (losses), increased by $159 million, or 5%, to $3,262 million for the three months ended June 30, 2005 from $3,103 million for the comparable 2004 period. This increase includes higher fee income primarily from separate account products of $58 million resulting from a growth in the business and improved overall market performance. Policy fees from variable life and annuity investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $51 million in 2005 to the active marketing of income annuity products. Although premiums associated with the Company's closed block of business continue to decline as expected, the increase in premiums of $51 million includes growth in premiums of other traditional life products that more than offset the decline of the closed block by $4 million. Management attributes the increase in the other traditional products to growth in the business and a new reinsurance strategy where more business is retained. Net investment income also increased by $50 million resulting from higher variable income and growth in the asset base partially offset by a decline in bond yields.

     Total expenses increased by $112 million, or 4%, to $2,905 million for the three months ended June 30, 2005 from $2,793 million for the comparable 2004 period. Higher expenses are primarily the result of an increase in future policy benefits of $51 million, commensurate with the increase in premiums discussed above, predominantly from income annuities. Higher DAC amortization of $31 million is a result of growth in the business and accelerated amortization associated with the improvement of net investment gains offset by an adjustment for management's update of assumptions used to determine estimated gross margins. Policyholder benefits and claims in the current period also includes the impact of the establishment of a liability for future losses in a block of individual disability insurance business of $25 million. In addition, underwriting results in the life products contributed to higher policyholder benefits and claims of $28 million. Also contributing to the increase in policyholder benefits and claims is a $7 million increase in the closed block related policyholder dividend obligation as a result of higher realized gains offset by lower net investment income and underwriting results all in the closed block. Partially offsetting the increase in total expenses is a reduction in the premium tax liability in the 2005 period offset by higher general spending of $16 million. Interest credited to policyholder account balances also decreased $17 million due to lower crediting rates offset by growth in policyholder account balances.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 -- INDIVIDUAL

     Income from continuing operations increased by $284 million, or 67%, to $708 million for the six months ended June 30, 2005 from $424 million for the comparable 2004 period. Included in this increase is an improvement in net investment gains (losses) of $141 million, net of income taxes. Improvements in interest rate spreads contributed $81 million, net of income taxes, to the period over period increase. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and prepayment fees on bonds and commercial mortgages, for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. These types of investment transactions contributed $36 million, net of income taxes, to the improvement in interest rate spreads. Additionally, fee income increased by $78 million, net of income taxes, primarily related to separate account products. The reduction of certain commission expenses and premium tax liabilities in the current period offset by higher general spending contributed $43 million to the increase in income from continuing operations. These increases in income from continuing operations are partially offset by the establishment of a liability for future losses in a block of individual disability insurance business of $17 million, net of income taxes. Higher DAC amortization of $25 million, net of income taxes and unfavorable underwriting results in the life products of $10 million, net of income taxes partially offset the increase. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related reserves. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period.

     Total revenues, excluding net investment gains (losses), increased by $304 million, or 5%, to $6,434 million for the six months ended June 30, 2005 from $6,130 million for the comparable 2004 period. This increase includes higher fee income primarily from separate account products of $117 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $93 million in 2005 to the active marketing of income annuity products. Although premiums associated with the Company's closed block of business continue to decline as expected, the increase in premiums of $93 million includes growth in premiums of other traditional life products that more than offset the decline of the closed block by $2 million. Management attributes the increase in the other traditional products to growth in the business and a new reinsurance strategy where more business is retained. Net investment income increased $92 million resulting from higher variable income and growth in the asset base partially offset by a decline in bond yields.

     Total expenses increased by $72 million, or 1%, to $5,593 million for the six months ended June 30, 2005 from $5,521 million for the comparable 2004 period. Higher expenses are primarily the result of an increase in future policy benefits of $93 million, commensurate with the increase in premiums discussed above, predominantly from income annuities. Higher DAC amortization of $37 million is a result of growth in the business and accelerated amortization associated with the improvement of net investment gains offset by and adjustment for management's update of assumptions used to determine estimated gross margins. Policyholder benefits and claims in the current period also includes the impact of the establishment of a liability for future losses in a block of individual disability insurance business of $25 million. In addition, overall underwriting in the life products contributed to higher policyholder benefits and claims of $42 million. Partially offsetting the increase in total expenses are reduced commission, premium tax and general expenses as a result of revisions of prior period estimates offset by higher general spending of $64 million. Interest credited to policyholder account balances decreased by $34 million due to lower crediting rates offset by growth in policyholder account balances. Lower policyholder dividends of $9 million resulting from reductions in the dividend scale also partially offset the increase. Offsetting the increase in policyholder benefits and claims is a $6 million decrease in the closed block related policyholder dividend obligation as a result of lower net investment income, lower underwriting results offset by higher realized gains all in the closed block. Additionally, offsetting the increase to expenses is a $8 million decrease from annuity rider net guaranteed benefit cost riders as a result of market performance.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                 2005         2004     2005         2004
                                                ------       ------   ------       ------
                                                              (IN MILLIONS)
REVENUES
Premiums......................................   $738         $734    $1,466       $1,471
Net investment income.........................     46           44        89           90
Other revenues................................      8            6        17           15
Net investment gains (losses).................     (4)          (5)       (4)          (5)
                                                 ----         ----    ------       ------
  Total revenues..............................    788          779     1,568        1,571
                                                 ----         ----    ------       ------
EXPENSES
Policyholder benefits and claims..............    446          495       924        1,031
Policyholder dividends........................      2           --         2           --
Other expenses................................    204          193       403          391
                                                 ----         ----    ------       ------
  Total expenses..............................    652          688     1,329        1,422
                                                 ----         ----    ------       ------
Income before provision for income taxes......    136           91       239          149
Provision for income taxes....................     38           23        65           35
                                                 ----         ----    ------       ------
Net income....................................   $ 98         $ 68    $  174       $  114
                                                 ====         ====    ======       ======

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees through employer-sponsored programs, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto insurance and homeowner's insurance.

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 -- AUTO & HOME

     Net income increased by $30 million, or 44%, to $98 million for the three months ended June 30, 2005 from $68 million for the comparable 2004 period. This increase is primarily attributable to improved automobile and homeowners combined ratios. The improvements in the combined ratios were due to an improved non-catastrophe homeowner frequency of $9 million, net of income taxes. Additionally, a decrease in catastrophes versus the prior year period, an improvement in the development of prior year claims and fewer claims due to a smaller exposure base contributed $18 million, $8 million and $3 million, all of which are net of income taxes, respectively. Partially offsetting these factors were increases in automobile and homeowners severity of $10 million, net of income taxes, and an increase in other expenses of $7 million, net of income taxes, from increased spending on information technology and advertising. Premiums and investment income increased by $5 million, net of income taxes, as a result of rate increases and an increase in invested assets, respectively.

     Total revenues, excluding net investment gains (losses), increased by $8 million, or 1%, to $792 million for the three months ended June 30, 2005 from $784 million for the comparable 2004 period. This increase is attributable to a $4 million increase in premiums, resulting primarily from small increases in average earned premium per policy resulting from rate increases for both the automobile and homeowners lines and a slight increase in net investment income.

     Total expenses decreased by $36 million, or 5%, to $652 million for the three months ended June 30, 2005 from $688 million for the comparable 2004 period. This decrease is largely the result of improved non-catastrophe homeowner claim frequencies of $14 million, fewer catastrophe claims of $27 million, favorable development of claims reported in prior years of $12 million versus the prior year period and fewer claims due to a smaller exposure base of $5 million. Offsetting these improvements were increases in automobile and homeowners claim severity of $15 million and increases in other expenses of $11 million due principally to expenditures related to information technology and advertising. The combined ratio excluding catastrophes declined to 86.4% for the three months ended June 30, 2005 versus 88.1% for the comparable 2004 period.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 -- AUTO & HOME

     Net income increased by $60 million, or 53%, to $174 million for the six months ended June 30, 2005 from $114 million for the comparable 2004 period. This increase is primarily attributable to an improved non-catastrophe combined ratio which resulted from favorable automobile severity and non-catastrophe homeowner and automobile claim frequency of $7 million and $11 million, respectively, both net of income taxes. Additionally, an improvement in the development of prior year claims, a decrease in catastrophes versus the prior year period, and fewer claims due to a smaller exposure base contributed $22 million, $21 million and $12 million, all of which are net of income taxes, respectively. These favorable items were partially offset by increased homeowner severity of $7 million, net of income taxes, and an increase in other expenses of $8 million, net of income taxes, from increased spending on information technology and advertising. Premiums and investment income increased by $3 million, net of income taxes, as a result of rate increases and an increase in invested assets, respectively.

     Total revenues, excluding net investment gains (losses), decreased by $4 million, or less than 1%, to $1,572 million for the six months ended June 30, 2005 from $1,576 million for the comparable 2004 period. The decrease in earned premium is attributable to a reduction in earned exposures for the automobile and homeowners line. The remainder of the decrease is due to a slight reduction in net investment income.

     Total expenses decreased by $93 million, or 7%, to $1,329 million for the six months ended June 30, 2005 from $1,422 million for the comparable 2004 period. This decrease is predominantly related to favorable development of claims reported in prior years of $34 million versus the prior year period, fewer catastrophe claims of $32 million, improved non-catastrophe homeowners claim frequencies of $22 million, fewer claims due to a smaller exposure base of $18 million and improved automobile claim severity of $11 million. Offsetting these improvements are increases in automobile claim frequency of $5 million and homeowners claim severity of $11 million as well as increases in other expenses of $12 million due principally to expenditures related to information technology and advertising. The combined ratio excluding catastrophes declined to 88.5% for the six months ended June 30, 2005 versus 92.3% for the comparable 2004 period.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the periods indicated:

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------   ----------------------
                                                2005          2004    2005            2004
                                                ----          ----   ------          ------
                                                               (IN MILLIONS)
REVENUES
Premiums......................................  $455          $392   $  957          $  794
Universal life and investment-type product
  policy fees.................................   126            86      245             169
Net investment income.........................   194           137      344             260
Other revenues................................    (1)            8        2              12
Net investment gains (losses).................     7            (3)       7              23
                                                ----          ----   ------          ------
  Total revenues..............................   781           620    1,555           1,258
                                                ----          ----   ------          ------
EXPENSES
Policyholder benefits and claims..............   467           348      897             721
Interest credited to policyholder account
  balances....................................    55            32      102              69
Policyholder dividends........................    --             2        2               4
Other expenses................................   195           137      372             269
                                                ----          ----   ------          ------
  Total expenses..............................   717           519    1,373           1,063
                                                ----          ----   ------          ------
Income from continuing operations before
  provision for income taxes..................    64           101      182             195
Provision for income taxes....................    19            31       61              59
                                                ----          ----   ------          ------
Income from continuing operations before
  cumulative effect of a change in
  accounting..................................    45            70      121             136
Cumulative effect of a change in accounting,
  net of income taxes.........................    --            --       --             (30)
                                                ----          ----   ------          ------
Net income....................................  $ 45          $ 70   $  121          $  106
                                                ====          ====   ======          ======

     International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America and Asia/Pacific regions.

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 -- INTERNATIONAL

     Income from continuing operations decreased by $25 million, or 36%, to $45 million for the three months ended June 30, 2005 from $70 million for the comparable 2004 period. Mexico's income from continuing operations decreased by $35 million, net of income taxes, primarily due to an increase in unrealized investment gains (losses) on assets supporting certain policyholder liabilities in Mexico which resulted in an increase in such liabilities as well as an increase in contingent liabilities, partially offset by increased earnings from net investment income. South Korea's income from continuing operations increased by $7 million, net of income taxes, primarily due to growth in business, specifically higher sales of its variable universal life product. Chile's income from continuing operations increased by $2 million primarily due to the higher investment income earned. The remainder of the decrease in income from continuing operations can be attributed to other countries.

     Total revenues, excluding net investment gains (losses), increased by $151 million, or 24%, to $774 million for the three months ended June 30, 2005 from $623 million for the comparable 2004 period. Premiums, fees and other revenues increased by $94 million, or 19%, to $580 million for the three months ended June 30, 2005 from $486 million for the comparable 2004 period. This increase is primarily the result of continued growth in business through increased sales and renewal business within South Korea, Taiwan, Brazil and Chile of $58 million, $11 million, $11 million, and $9 million, respectively, as well as the strengthening of these currencies against the dollar. Mexico's premiums, fees and other revenues decreased slightly by $1 million. Net investment income increased by $57 million, or 42%, to $194 million for the three months ended June 30, 2005 from $137 million for the comparable 2004 period. Mexico's net investment income increased by $32 million due principally to increases in interest rates but also as a result of an increase in invested assets. Chile's net investment income increased by $18 million due to higher inflation rates. Investment valuations and returns on invested assets in Chile are linked to inflation rates. South Korea's and Taiwan's net investment income increased by $5 million and $3 million, respectively, primarily due to an increase in invested assets. The remainder of the increases in premiums, fees and other revenues and net investment income can be attributed to business growth and investment income in other countries. Additionally, a component of the growth in premiums, fees and other revenues and net investment income is attributable to changes in foreign currency exchange rates of $57 million.

     Total expenses increased by $198 million, or 38%, to $717 million for the three months ended June 30, 2005 from $519 million for the comparable 2004 period. Policyholder benefits, claims and dividends and interested credited to policyholder account balances increased by $140 million, or 37%, to $522 million for the three months ended June 30, 2005 from $382 million for the comparable 2004 period. Policyholder benefits, claims and dividends in Mexico increased by $51 million primarily due to an increase in unrealized investment gains (losses) on assets supporting certain policyholder liabilities which resulted in an increase in such liabilities as well as an increase in interest credited to policyholder accounts of $19 million in line with the net investment income increase in Mexico. South Korea, Taiwan and Brazil's policyholder benefits and interest credited to policyholder accounts increased by $29 million, $14 million and $9 million, respectively, commensurate with the business growth. Chile's policyholder benefits and claims increased by $17 million due primarily to an increase in the annuity reserves, which, like the net investment income on the related assets, are linked to the inflation rate. The remainder of the increase can be attributed to business growth in other countries. Other expenses increased by $58 million, or 42%, to $195 million for the three months ended June 30, 2005 from $137 million for the comparable 2004 period. Other expenses in South Korea increased by $24 million primarily due to higher amortization of deferred acquisitions costs driven by the rapid growth in the business and a decrease in a payroll tax liability in the prior period resulting from the resolution of the related tax matter. Mexico's other expenses increased by $19 million primarily due to the establishment of contingent liabilities related to potential employment matters in the current year and the decrease in the prior year of severance accruals. Brazil and Chile's other expenses increased by $7 million and $6 million, respectively, in line with the growth in business discussed above. The remainder of the increase can be attributed to business growth in other countries, as well as, the ongoing investment in this segment's infrastructure. Additionally, a component of the growth in total expenses is attributable to changes in foreign currency exchange rates of $51 million.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 -- INTERNATIONAL

     Income from continuing operations decreased by $15 million, or 11%, to $121 million for the six months ended June 30, 2005 from $136 million for the comparable 2004 period. The prior period included realized gains of $16 million, net of income tax, due to the sale of a subsidiary. Excluding this sale, continuing operations increased by $1 million over the prior period. Mexico's income from continuing operations decreased by $13 million, net of income taxes, primarily due to an increase in unrealized investment gains (losses) on assets supporting certain policyholder liabilities in Mexico which resulted in an increase in such liabilities as well as an increase in contingent liabilities, partially offset by increased earnings from net investment income. South Korea's income from continuing operations increased by $14 million, net of income taxes, primarily due to growth in business, specifically higher sales of its variable universal life product. Chile's income from continuing operations increased by $5 million primarily due to growth in business, specifically the new bank channel as well as higher net investment income earned. The remainder of the decrease in income from continuing operations can be attributed to other countries, as well as the ongoing investment in this segment's infrastructure.

     Total revenues, excluding net investment gains (losses), increased by $313 million, or 25%, to $1,548 million for the six months ended June 30, 2005 from $1,235 million for the comparable 2004 period. Premiums, fees and other revenues increased by $229 million, or 23%, to $1,204 million for the six months ended June 30, 2005 from $975 million for the comparable 2004 period. This increase is primarily the result of continued growth in business through increased sales and renewal business within South Korea, Chile, Taiwan and Brazil of $114 million, $31 million, $21 million, and $21 million, respectively. Mexico's premiums, fees and other revenues increased by $34 million, primarily due to increases in the institutional line of business. Net investment income increased by $84 million, or 32%, to $344 million for the six months ended June 30, 2005 from $260 million for the comparable 2004 period. Mexico's net investment income increased by $45 million due principally to increases in interest rates but also as a result of an increase in invested assets. Chile's net investment income increased by $19 million primarily due to higher inflation rates. Investment valuations and returns on invested assets in Chile are linked to inflation rates. South Korea's and Taiwan's net investment income increased by $9 million and $7 million, respectively, primarily due to an increase in their invested assets. The remainder of the increases in premiums, fees and other revenues and net investment income can be attributed to business growth and investment income in other countries. Additionally, a component of this business growth and net investment income is attributable to changes in foreign currency exchange rates of $83 million.

     Total expenses increased by $310 million, or 29%, to $1,373 million for the six months ended June 30, 2005 from $1,063 million for the comparable 2004 period. Policyholder benefits, claims and dividends, and interested credited to policyholder account balances increased by $207 million, or 26%, to $1,001 million for the six months ended June 30, 2005 from $794 million for the comparable 2004 period. Policyholder benefits, claims and dividends in Mexico increased by $53 primarily due to an increase in unrealized investment gains (losses) on assets supporting certain policyholder liabilities which resulted in an increase in such liabilities as well as an increase in interest credited to policyholder accounts of $26 million in line with the net investment income increase in Mexico. South Korea, Taiwan and Brazil's policyholder benefits and interest credited to policyholder accounts increased by $55 million, $22 million and $12 million, respectively, commensurate with the business growth discussed above. Chile's policyholder benefits and claims increased by $32 million due to the business growth as well as to an increase in the annuity insurance liabilities, which, like the net investment income on the related assets, are linked to the inflation rate. The remainder of the increase can be attributed to business growth in other countries. Other expenses increased by $103 million, or 38%, to $372 million for the six months ended June 30, 2005 from $269 million for the comparable 2004 period. Other expenses in South Korea increased by $48 million primarily due to higher amortization of deferred acquisitions costs driven by the rapid growth in the business and a decrease in a payroll tax liability in the prior period resulting from the resolution of the related tax matter. Mexico's other expenses increased by $17 million primarily due to the establishment of contingent liabilities related to potential employment matters in the current year and the decrease in the prior year of severance accruals. Brazil and Chile's other expenses increased by $13 million and $12 million, respectively, in line with the growth in business discussed above. The remainder of the increase can be attributed to business growth in other countries, as well as the ongoing investment in this segment's infrastructure. Additionally, a component of the growth in total expenses is attributable to changes in foreign currency exchange rates of $74 million.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------   ----------------
                                                   2005        2004     2005      2004
                                                  -------      -----   ------    ------
                                                              (IN MILLIONS)
REVENUES
Premiums........................................  $  932       $807    $1,839    $1,623
Universal life and investment-type product
  policy fees...................................       2         --         2        --
Net investment income...........................     151        136       312       266
Other revenues..................................      21         15        32        27
Net investment gains (losses)...................      (7)        31        21        52
                                                  ------       ----    ------    ------
  Total revenues................................   1,099        989     2,206     1,968
                                                  ------       ----    ------    ------
EXPENSES
Policyholder benefits and claims................     837        646     1,583     1,300
Interest credited to policyholder account
  balances......................................      44         52        99       103
Policyholder dividends..........................       5          5         9        10
Other expenses..................................     207        240       463       473
                                                  ------       ----    ------    ------
  Total expenses................................   1,093        943     2,154     1,886
                                                  ------       ----    ------    ------
Income before provision for income taxes........       6         46        52        82
Provision for income taxes......................      --         16        15        28
                                                  ------       ----    ------    ------
Income from continuing operations before
  cumulative effect of a change in accounting...       6         30        37        54
Cumulative effect of a change in accounting, net
  of income taxes...............................      --         --        --         5
                                                  ------       ----    ------    ------
Net income......................................  $    6       $ 30    $   37    $   59
                                                  ======       ====    ======    ======

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

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 -- REINSURANCE

     Income from continuing operations decreased $24 million, or 80%, to $6 million for the three months ended June 30, 2005 from $30 million for the comparable 2004 period. This decrease is attributable to a 30% increase, net of income taxes, in policyholder benefits and claims partially offset by a 16% increase, net of income taxes, in premiums. Additionally, investment income increased 12%, net of income taxes, primarily related to an increase in the invested asset base. The increase in policyholder benefits and claims is largely attributable to unfavorable mortality experience as a result of higher claim levels in the U.S. and the United Kingdom along with an increase in the liabilities associated with the Argentine pension business.

     Total revenues, excluding net investment gains (losses), increased by $148 million, or 15%, to $1,106 million for the three months ended June 30, 2005 from $958 million for the comparable 2004 period due primarily to a $125 million, or 15% increase in premiums and a $15 million, or 11% increase in investment income. The premium increase during the three months ended June 30, 2005 is primarily the result of new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in various markets in which RGA operates, particularly in the Asia Pacific region. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies, and as a result, can fluctuate from period to period. The growth in net investment income is the result of the growth in RGA's operations and invested asset base. Additionally, a component of the total revenue increase is attributable to changes in foreign currency exchange rate movements contributing approximately $20 million.

     Total expenses increased by $150 million, or 16%, to $1,093 million for the three months ended June 30, 2005 from $943 million for the comparable 2004 period. This increase exceeds the growth in revenues and is primarily attributable to an increase of $191 million in policyholder benefits and claims, primarily associated with RGA's growth in insurance in force of approximately $235 billion, combined with the aforementioned unfavorable mortality experience in the U.S. and United Kingdom, a $24 million increase in liabilities associated with the Argentine pension business and changes in foreign currency exchange rate movements of approximately $20 million. Other expenses decreased $33 million, or 14 %. The decrease in other expenses is primarily driven by lower minority interest expense associated with RGA's earnings.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 -- REINSURANCE

     Income from continuing operations decreased $17 million, or 31%, to $37 million for the six months ended June 30, 2005 from $54 million for the comparable 2004 period. This decrease is attributable to a 22% increase, net of income taxes, in policyholder benefits and claims partially offset by a 13% increase, net of income taxes, in premiums. In addition, investment income increased 17%, net of income taxes, primarily related to an increase in the invested asset base. The increase in policyholder benefits and claims is largely attributable to unfavorable mortality experience as a result of higher claims levels in the U.S. and the United Kingdom along with an increase in liabilities associated with the Argentine pension business.

     Total revenues, excluding net investment gains (losses), increased by $269 million, or 14%, to $2,185 million for the six months ended June 30, 2005 from $1,916 million for the comparable 2004 period due primarily to a $216 million, or 13% increase in premiums and a $46 million, or 17% increase in investment income. The premium increase during the first six months ended June 30, 2005 is primarily the result of new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in various markets in which RGA operates, particularly in the Asia Pacific region. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies, and as a result, can fluctuate from period to period. The growth in net investment income is the result of the growth in RGA's operations and invested asset base. Additionally, a component of the total revenue increase is attributable to changes in foreign currency exchange rate movements contributing approximately $30 million.

     Total expenses increased by $268 million, or 14%, to $2,154 million for the six months ended June 30, 2005 from $1,886 million for the comparable 2004 period. This increase exceeds the growth in revenues and is primarily attributable to an increase of $283 million in policyholder benefits and claims, primarily associated with RGA's growth in insurance in force of approximately $235 billion, combined with the aforementioned unfavorable mortality experience in the U.S. and United Kingdom, changes in foreign currency exchange rate movements of approximately $30 million and a $24 million increase in the liabilities associated with the Argentine pension business. Other expenses decreased $10 million, or 2%. The decrease in other expenses is primarily driven by lower minority interest expense associated with RGA's earnings.

CORPORATE & OTHER

     The following table presents consolidated financial information for Corporate & Other for the periods indicated:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                   2005         2004     2005      2004
                                                   -----       ------   -------   ------
                                                               (IN MILLIONS)
REVENUES
Premiums.........................................  $  3        $  (4)   $    4    $  (5)
Net investment income............................   188          118       316      173
Other revenues...................................     5           (6)        8        1
Net investment gains (losses)....................   (32)         (43)     (149)     (61)
                                                   ----        -----    ------    -----
  Total revenues.................................   164           65       179      108
                                                   ----        -----    ------    -----
EXPENSES
Policyholder benefits and claims.................   (45)           2       (40)       4
Other expenses...................................   167          154       348      285
                                                   ----        -----    ------    -----
  Total expenses.................................   122          156       308      289
                                                   ----        -----    ------    -----
Income (Loss) from continuing operations before
  income tax benefit.............................    42          (91)     (129)    (181)
Income tax benefit...............................   (12)        (136)     (104)    (179)
                                                   ----        -----    ------    -----
Income (Loss) from continuing operations.........    54           45       (25)      (2)
Income from discontinued operations, net of
  income taxes...................................   871          118     1,040      154
                                                   ----        -----    ------    -----
Income before cumulative effect of a change in
  accounting.....................................   925          163     1,015      152
Cumulative effect of a change in accounting, net
  of income taxes................................    --           --        --       (1)
                                                   ----        -----    ------    -----
Net income.......................................  $925        $ 163    $1,015    $ 151
                                                   ====        =====    ======    =====

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

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 -- CORPORATE & OTHER

     Income from continuing operations increased by $9 million, or 20%, to $54 million for the three months ended June 30, 2005 from $45 million for the comparable 2004 period. The 2005 period includes a $30 million benefit, net of income taxes, associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, as well as an $18 million benefit, net of income taxes, associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $105 million income tax benefit, associated with the resolution of issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 period is an expense related to a $32 million, net of income taxes, contribution to the MetLife Foundation. Excluding the impact of these items, income from continuing operations increased by $34 million, net of income taxes, for the three months ended June 30, 2005 from the comparable 2004 period. The increase in earnings in 2005 over the prior year period is primarily attributable to an increase in net investment income of $44 million, as well as lower legal fees of $13 million, both are net of income taxes. These increases are partially offset by costs incurred as a result of higher interest expense on debt, the integration costs associated with the acquisition of Travelers, and interest credited to bank holder deposits of $15 million, $15 million and $10 million, respectively, all of which are net of income taxes. In addition, the tax benefit increased by $15 million as a result of a change in the Company's allocation of tax expense among segments.

     Total revenues, excluding net investment losses, increased by $88 million, or 81%, to $196 million for the three months ended June 30, 2005 from $108 million for the comparable 2004 period. The increase in revenue is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base, as well as increased income from corporate joint ventures.

     Total expenses decreased by $34 million, or 22%, to $122 million for the three months ended June 30, 2005 from $156 million for the comparable 2004 period. The 2005 period includes a $47 million benefit associated with a reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, as well as a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of a liability associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Excluding these items, total expenses increased by $69 million for the three months ended June 30, 2005 from the comparable 2004 period. This increase is attributable to higher interest expense of $24 million as a result of the issuance of senior notes throughout 2004 and 2005, which includes $5 million in interest from the financing of the acquisition of Travelers. Integration cost associated with the acquisition of Travelers were $23 million. In addition, as a result of growth in the business, interest credited to bank holder deposits increased $16 million at MetLife Bank. This is partially offset by lower legal fees of $21 million.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 -- CORPORATE & OTHER

     Loss from continuing operations increased by $23 million, or 1,150%, to $(25) million for the six months ended June 30, 2005 from $(2) million for the comparable 2004 period. The 2005 period includes a $30 million benefit, net of income taxes, associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, as well as an $18 million benefit, net of income taxes, associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $105 million income tax benefit associated with the resolution of issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 period is an expense related to a $32 million, net of income taxes, contribution to the MetLife Foundation. Excluding the impact of these items, loss from continuing operations decreased by $2 million, net of income taxes, for the six months ended June 30, 2005 from the comparable 2004 period. The decrease in losses in 2005 over the prior year period is primarily attributable to an increase in investment income of $91 million, net of income taxes. This is partially offset by higher investment losses, interest expense on debt, integration costs incurred as a result of the acquisition of Travelers and interest credited to bank holder deposits of $56 million, $32 million, $17 million and $17 million, respectively, all of which are net of income taxes. In addition, the tax benefit increased by $22 million as a result of a change in the Company's allocation of tax expense among segments.

     Total revenues, excluding net investment losses, increased by $159 million, or 94%, to $328 million for the six months ended June 30, 2005 from $169 million for the comparable 2004 period. The increase in revenue is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base, as well as increased income from corporate joint ventures.

     Total expenses increased by $19 million, or 7%, to $308 million for the six months ended June 30, 2005 from $289 million for the comparable 2004 period. The 2005 period includes a $47 million benefit associated with a reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, as well as a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of a liability associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Excluding these items, total expenses increased by $122 million for the six months ended June 30, 2005 from the comparable 2004 period. This increase is attributable to higher interest expense of $51 million as a result of the issuance of senior notes throughout 2004 and 2005, which includes $5 million in interest from the financing of the acquisition of Travelers. Integration cost associated with the acquisition of Travelers were $27 million. In addition, as a result of growth in the business, interest credited to bank holder deposits increased $26 million at MetLife Bank.

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

  LIQUIDITY

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $15.2 billion at June 30, 2005, of which $10.8 billion was used on July 1, 2005 to complete the acquisition of Travelers, and $5.4 billion at December 31, 2004. See "-- Subsequent Events." Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts ("GICs"), and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

     In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

     The Company's ability to sell investment assets could be limited by accounting rules, including rules relating to the intent and ability to hold impaired securities until the market value of those securities recovers.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At June 30, 2005 and December 31, 2004, the Company had $150 billion and $136 billion in liquid assets, respectively.

     Global Funding Sources. Liquidity is also provided by a variety of both short-term and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, capital securities and stockholders' equity. The diversification of the Company's funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds.

     At June 30, 2005 and December 31, 2004, the Company had $2.0 billion and $1.4 billion in short-term debt outstanding, respectively, and $9.3 billion and $7.4 billion in long-term debt outstanding, respectively. See also "-- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources."

     MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both June 30, 2005 and December 31, 2004, MetLife Funding had a tangible net worth of $10.9 million. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At June 30, 2005 and December 31, 2004, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1,038 million and $1,448 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $3.3 billion ($127 million expiring in 2005, $175 million expiring in 2006, $27 million expiring in 2007, $1.5 billion expiring in 2009, and $1.5 billion expiring in 2010). If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and $3.0 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. At June 30, 2005, the Company had drawn approximately $27 million under a facility expiring in 2005 at an interest rate of 6.58%, $50 million under a facility expiring in 2006 at an interest rate of 3.48%, and $27 million under a facility expiring in 2007 at an interest rate of 5.41%. At June 30, 2005, $229 million of the unsecured credit facilities were used in support of letters of credit issued on behalf of the Company. See also "-- Subsequent Events."

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

     The following table summarizes the Company's major contractual obligations as of June 30, 2005:

                                                   LESS THAN    THREE TO FIVE     MORE THAN
CONTRACTUAL OBLIGATIONS                 TOTAL     THREE YEARS       YEARS         FIVE YEARS
-----------------------                --------   -----------   -------------   --------------
                                                            (IN MILLIONS)
Other long-term liabilities(1)(2)....  $ 82,240     $11,846        $5,829          $64,565
Long-term debt(3)....................     9,265       1,035           236            7,994
Partnership investments(4)...........     1,442       1,442            --               --
Operating leases.....................     1,222         455           235              532
Mortgage commitments.................     1,387       1,000            41              346
Junior subordinated debt.............     2,134          --         2,134               --
Shares subject to mandatory
  redemption(3)......................       350          --            --              350
Capital leases.......................        77          30            20               27
Obligation under purchase acquisition
  agreement..........................    11,840      11,840            --               --
Contracts to purchase real estate....       481         481            --               --
                                       --------     -------        ------          -------
Total................................  $110,438     $28,129        $8,495          $73,814
                                       ========     =======        ======          =======

---------------

(1) Other long-term liabilities include various investment-type products with contractually scheduled maturities, including guaranteed interest contracts, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death, and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of approximately $72.8 billion and policyholder account balances of approximately $80.7 billion at June 30, 2005, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $61.2 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $29.4 billion relating to deferred annuities, approximately $22.1 billion for group and universal life products and approximately $16.4 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "-- Liquidity and Capital Resources -- The Company -- Asset/Liability Management."

    Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the More than Five Years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for the six months ended June 30, 2005 in the table of $82.3 billion exceeds the corresponding liability amounts of $38.2 billion included in the unaudited interim condensed consolidated financial statements at June 30, 2005. The liability amount in the unaudited interim condensed consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

(3) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include any fair value adjustments, related premiums and discounts, interest payments or capital leases which are presented separately.

(4) The Company anticipates that these amounts could be invested in these partnerships any time over the next five years, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

     As of June 30, 2005, and relative to its liquidity program, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year except for the aforementioned Travelers acquisition.

     Letters of Credit. At June 30, 2005 and December 31, 2004, the Company had outstanding $1,118 million and $961 million, respectively, in letters of credit from various banks. The letters of credit outstanding at June 30, 2005 and December 31, 2004, all expire within one year except for $475 million in the current period which expires in ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements. See
"-- Subsequent Events."

     Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2005, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recently referenced RBC-based amount calculated at December 31, 2004.

     In connection with the Company's acquisition of the parent of General American, Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At June 30, 2005, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

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

     General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 150% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At June 30, 2005, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

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

     Consolidated cash flows. Net cash provided by operating activities was $4,453 million and $3,395 million for the six months ended June 30, 2005 and 2004, respectively. The $1,058 increase in operating cash flows in 2005 over the comparable 2004 period is primarily attributable to continued growth in the annuity business, as well as growth in retirement & savings, disability, dental, group life and long-term care businesses.

     Net cash used in investing activities was $4,180 million and $6,304 million for the six months ended June 30, 2005 and 2004, respectively. The $2,124 decrease in net cash used in investing activities in 2005 over the comparable 2004 period is primarily due to additional proceeds from the sales of fixed maturities and equity real estate, an increase in the amount of securities lending cash collateral invested in the program and a decrease in the cash used for short-term investments. In addition, the 2005 period includes proceeds associated with the sale of SSRM. These items were more than offset by increases in the net purchases of fixed maturities and a net increase in the issuance of mortgage and consumer loans.

     Net cash provided by financing activities was $9,230 million and $3,635 million for the six months ended June 30, 2005 and 2004, respectively. The $5,595 million increase in net cash provided by financing activities in 2005 over the comparable 2004 period is primarily attributable to the Holding Company's funding of the acquisition of Travelers through the issuance of long-term debt, junior subordinated debt securities and preferred shares. This increase was partially offset by the repayment of previously issued long-term debt. In addition, the 2005 period includes an increase in net cash provided by short-term debt related to dollar roll activity. The 2004 period includes the purchase of treasury stock under the authorization of the Holding Company's common stock repurchase program.

THE HOLDING COMPANY

  CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At June 30, 2005, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

     The maximum amount of the dividend which could be paid to the Holding Company by Metropolitan Life, Metropolitan Tower Life Insurance Company and Metropolitan Property and Casualty Insurance Company in 2005, without prior regulatory approval, was $880 million, $119 million and $187 million, respectively. During the three months ended June 30, 2005, Metropolitan Life paid $880 million in dividends for which prior insurance regulatory approval was not required and $2,320 million in special dividends as approved by the Superintendent of the New York State Department of Insurance. Metropolitan Tower Life Insurance Company paid $54 million in dividends for which prior insurance regulatory approval was not required and $873 million in special dividends as approved by the Superintendent of the Delaware Department of Insurance during the three months ended June 30, 2005. Metropolitan Property and Casualty Insurance Company paid $400 million in special dividends, as approved by the Superintendent of the Rhode Island Department of Insurance, during the three months ended June 30, 2005. Further dividends to the Holding Company in 2005 by Metropolitan Life, Metropolitan Tower Life Insurance Company and Metropolitan Property and Casualty Insurance Company will require prior approval by the respective state department of insurance.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At June 30, 2005, the Holding Company had $12.0 billion of liquid assets, of which $10.8 billion was used on July 1, 2005 to complete the acquisition of Travelers. At December 31, 2004, the Holding Company had $2.1 billion in liquid assets. See "-- Subsequent Events."

     Global Funding Sources. Liquidity is also provided by a variety of both short-term and long-term instruments, including repurchase agreements, commercial paper, medium and long-term debt, capital securities and stockholders' equity. The diversification of the Holding Company's funding sources enhances funding flexibility and limits dependence on any one source of funds, and generally lowers the cost of funds. Other sources of the Holding Company's liquidity include programs for short- and long-term borrowing, as needed.

     At both June 30, 2005 and December 31, 2004, the Holding Company had no short-term debt outstanding. At June 30, 2005 and December 31, 2004, the Holding Company had $7.4 billion and $5.7 billion in long-term debt outstanding, respectively.

     On April 27, 2005, the Holding Company filed a universal shelf registration statement (the "2005 Registration Statement") with the U.S. Securities and Exchange Commission ("SEC"), covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, approximately $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration filed with the SEC during the first quarter of 2004 (the "2004 Registration Statement"), permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering.

     During June 2005, in connection with the Company's acquisition of Travelers, the Holding Company issued $2.0 billion senior debt, $2.07 billion common equity units and $2.1 billion preferred stock of under the 2004 and the 2005 Registration Statements. In addition, senior notes of $0.7 billion were sold outside the United States in reliance on Regulation S under the Securities Act of 1933, a portion of which may be resold in the United States under the 2005 Registration Statement. Remaining capacity under the 2005 Registration Statement after such issuances is $6.6 billion.

          Debt Issuances. On June 23, 2005, the Holding Company issued in the United States public market $1,000 million aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million), and $1,000 million aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million).

          On June 29, 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933.

             The following table summarizes the Holding Company's outstanding senior debt issuances:

ISSUE DATE                                            PRINCIPAL         INTEREST RATE   MATURITY
----------                                      ---------------------   -------------   --------
                                                    (IN MILLIONS)
June 2005.....................................         $1,000               5.00%         2015
June 2005.....................................         $1,000               5.70%         2035
June 2005(1)..................................         $  717               5.25%         2020
December 2004(1)..............................         $  628               5.38%         2024
June 2004(2)..................................         $  350               5.50%         2014
June 2004(2)..................................         $  750               6.38%         2034
November 2003.................................         $  500               5.00%         2013
November 2003.................................         $  200               5.88%         2033
December 2002.................................         $  400               5.38%         2012
December 2002.................................         $  600               6.50%         2032
November 2001.................................         $  500               5.25%         2006
November 2001.................................         $  750               6.13%         2011

---------------

     (1) This amount represents the translation of pounds sterling into U.S. Dollars using the noon buying rate on June 30, 2005 of $1.7930 as announced by the Federal Reserve Bank of New York.

     (2) On July 23, 2004, the Holding Company reopened its June 3, 2004 senior notes offering and increased the principal outstanding on the 5.50% notes due June 2014, from $200 million to $350 million and on the 6.38% notes due June 2034, from $400 million to $750 million.

     (3) This table excludes any premium or discount on the senior debt issuances.

          See also "-- Liquidity and Capital Resources -- The Holding
     Company -- Liquidity Sources -- Global Funding Sources -- Common Equity Units" for junior subordinated debt securities of $2,134 million issued in connection with issuance of common equity units.

          Preferred Stock. On June 13, 2005, the Holding Company issued 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the "Series A preferred shares") with a $0.01 par value per share, and a liquidation preference of $25 per share for aggregate proceeds of $600 million.

          On June 16, 2005, the Holding Company issued 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the "Series B preferred shares"), with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $1.5 billion.

          The Series A and Series B preferred shares (the "Preferred Shares") rank senior to the common shares with respect to dividends and liquidation rights. Dividends on the preferred shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company's board of directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of (i) 1.00% above three-month LIBOR on the related LIBOR determination date, or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company's common shares -- or any other securities ranking junior to the Preferred Shares -- unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

          The Holding Company is prohibited from declaring dividends on the Preferred Shares if it fails to meet specified capital adequacy, net income and shareholders' equity levels. In addition, under Federal Reserve Board policy, the Holding Company may not be able to pay dividends if it does not earn sufficient operating income.

          The Preferred Shares do not have voting rights except in certain circumstances where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Preferred Shares have certain voting rights with respect to members of the Board of Directors of the Holding Company.

          The Preferred Shares are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Preferred Shares are redeemable but not prior to September 15, 2010. On and after that date, subject to regulatory approval, the Preferred Shares will be redeemable at the Holding Company's option in whole or in part, at a redemption price of $25 per Preferred Share, plus declared and unpaid dividends. As of June 30, 2005, there were no dividends declared on the Preferred Shares.

          Common Equity Units. In connection with financing the acquisition of Travelers on July 1, 2005, the Company effectuated the distribution and sale in a registered public offering of 82.8 million 6.375%, common equity units for $2,070 million in proceeds on June 21, 2005. Each common equity unit has an initial stated amount of $25 per unit and consists of (i) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II ("Series A Trust"), with an initial liquidation amount of $1,000, (ii) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III ("Series B Trust" and, together with the Series A Trust, the "Trusts"), with an initial liquidation amount of $1,000 and (iii) a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company's common stock, par value $.01 per share, for a purchase price of $12.50.

          The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Series A and Series B Trusts and $64 million in trust common securities issued equally by the Series A and Series B Trusts. The common and preferred securities of the Series A and Series B Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Series A and Series B Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities -- the sole assets of the respective Trusts. The Series A and Series B Trusts will make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

          The Holding Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there are funds available in the Trusts. The guarantee will remain in place until the full redemption of the trust preferred securities. The trust preferred securities held by the common equity unit holders are pledged to the Holding Company to collateralize the obligation of the common equity unit holders under the related stock purchase contracts. The common equity unit holder may substitute certain zero coupon treasury securities in place of the trust preferred securities as collateral under the stock purchase contract.

          The trust preferred securities have remarketing dates which correspond with the initial and subsequent stock purchase dates to provide the holders of the common equity units with the proceeds to exercise the stock purchase contracts. The initial stock purchase date is expected to be August 15, 2008, but could be deferred for quarterly periods until February 15, 2009, and the subsequent stock purchase date is expected to be February 15, 2009, but could be deferred for quarterly periods until February 15, 2010. At the remarketing date, the remarketing agent will have the ability to reset the interest rate on the trust preferred securities to generate sufficient remarketing proceeds to satisfy the common equity unit holder's obligation under the stock purchase contract, subject to a reset cap for each of the first two attempted remarketings of each series. The interest rate on the supporting junior subordinated debt securities issued by the Holding Company will be reset at a commensurate rate. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the trust preferred securities, as necessary, in subsequent quarters through February 15, 2009 for the Series A trust preferred securities and through February 15, 2010 for the Series B trust preferred securities. The final attempt at remarketing will not be subject to the reset cap. If all remarketing attempts are unsuccessful, the Holding Company has the right, as a secured party, to apply the liquidation amount on the trust preferred securities to the common equity unit holders obligation under the stock purchase contract and to deliver to the common equity unit holder a junior subordinated debt security payable on August 15, 2010 at an annual rate of 4.82% and 4.91%, respectively, on the Series A and Series B trust preferred securities, in payment of any accrued and unpaid distributions.

          Each stock purchase contract requires (i) the Holding Company to pay the holder of the common equity unit quarterly contract payments on the stock purchase contracts at the annual rate of 1.510% on the stated amount of $25 per stock purchase contract until the initial stock purchase date and at the annual rate of 1.465% on the remaining stated amount of $12.50 per stock purchase contract thereafter, and (ii) the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company's common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the closing price of the common stock during a specified twenty day period immediately preceding the applicable stock purchase date. Upon settlement in the aggregate, the Holding Company will receive proceeds of $2,070 million and issue between 39.0 million and 47.8 million common shares. The stock purchase contract may be exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder will receive the minimum settlement rate.

     Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009, which it shares with Metropolitan Life and MetLife Funding and $1.5 billion expiring in 2010, which it shares with MetLife Funding). Borrowings under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At June 30, 2005, neither the Holding Company, Metropolitan Life nor MetLife Funding had borrowed against these credit facilities. At June 30, 2005, $229 million of the unsecured credit facilities were used in support of letters of credit issued on behalf of the Company. See also "-- Subsequent Events."

  LIQUIDITY USES

     The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company's common stock.

     Dividends. On September 28, 2004, the Holding Company's Board of Directors approved an annual dividend for 2004 of $0.46 per common share payable on December 13, 2004 to shareholders of record on November 5, 2004. The 2004 dividend represents a 100% increase from the 2003 annual dividend of $0.23 per common share. Future dividend decisions will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium-and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies.

     Capital Contributions/Loans to Affiliates. During the six months ended June 30, 2005 and 2004, the Holding Company contributed an aggregate of $583 million and $271 million to various subsidiaries, respectively.

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

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common shares in the open market to return to the lenders. The Holding Company received a cash adjustment based on the actual amount paid by the bank to purchase the common shares of $7 million. The Holding Company recorded the initial repurchase of common shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. In April 2005, the final purchase price was settled in cash for a net amount of approximately $293 million.

     The following table summarizes the common share repurchase activity of the Holding Company for the six months ended June 30, 2005 and 2004:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS)
Shares Repurchased..........................................          --    7,935,381
Cost........................................................  $       --   $      275

     At June 30, 2005, the Holding Company had approximately $716 million remaining on its existing common share repurchase program. As a result of the Holding Company's agreement to acquire Travelers, the Holding Company has currently suspended its common share repurchase activity. Future common share repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

     Letters of Credit. At June 30, 2005 and December 31, 2004, the Holding Company had outstanding $69 million and $369 million, respectively, in the letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the actual future cash funding requirements. See also "-- Subsequent Events."

     Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2005, the capital and surplus of each of these subsidiaries is in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

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

SUBSEQUENT EVENTS

     On July 1, 2005, the Holding Company completed the acquisition of Travelers for $11.8 billion. Consideration paid by the Holding Company to Citigroup for the purchase consisted of approximately $10.8 billion in cash and 22,436,617 shares of MetLife common stock with a market value of approximately $1 billion. Consideration paid will be finalized subject to the completion of the June 30, 2005 financial statements of Travelers and review by both Citigroup Inc. and the Company of such financial statements pursuant to the provisions of the acquisition agreement. The cash portion of the purchase price was financed through the issuance of debt securities, common equity units, preferred shares, and cash on-hand. See "-- Liquidity and Capital Resources -- The Holding
Company -- Liquidity Sources" The $7.0 billion unsecured senior bridge credit facility entered into by the Holding Company on May 16, 2005, to finance a portion of the purchase price of Travelers was terminated unused on July 1, 2005.

     The acquisition was reported on Form 8-K on July 8, 2005. An amendment to that Form 8-K containing pro forma financial information was filed on August 2, 2005.

     On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by the Holding Company, The Travelers Life and Annuity Reinsurance Company ("TLARC") and various institutional lenders on April 25, 2005 became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement. The L/C Agreement amends an agreement under which Citigroup Insurance Holding Company, the former parent of TLARC, was the guarantor of TLARC's reimbursement obligations. The Holding Company replaced Citigroup Insurance Holding Company as guarantor upon closing of the Travelers acquisition. The L/C Agreement expires five years after the closing of the acquisition.

     Under distribution agreements executed as a part of the acquisition, certain of the Company's products will be available through certain Citigroup distribution channels, including Smith Barney, Citibank branches, and Primerica Financial Services in the United States, as well as a number of international businesses.

OFF-BALANCE SHEET ARRANGEMENTS

     There have been no material changes to the Company's off-balance sheet arrangements since the filing of the Company's 2004 Annual Report on Form 10-K, except the settlement of the Company's accelerated common share repurchase agreement and certain other items. See " -- The Holding Company -- Liquidity Uses -- Share Repurchase" and "-- Subsequent Events."

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

     In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB cleared SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issues Nos. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying an interest rate index and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. If the repatriation provision is implemented by the Company, the impact on the Company's income tax expense and deferred income tax assets and liabilities would not be material.

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

     In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and issued SFAS 123(r), Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. SFAS 123(r) is effective as of the first reporting period beginning after June 15, 2005; however the SEC issued a final rule in April, 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r), and the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. As all stock options currently accounted for under the intrinsic value method will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's unaudited interim condensed consolidated financial statements.

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

     In March 2004, the EITF reached consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per common share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per common share calculations or amounts.

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

     Effective January 1, 2004, the Company adopted Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), as interpreted by Technical Practices Aids issued by the American Institute of Certified Public Accountants. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1"), which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets"), under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Upon adoption of SOP 03-1, the

Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the six months ended June 30, 2004.

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

  COMPOSITION OF PORTFOLIO AND INVESTMENT RESULTS

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio at or for the three months and six months ended June 30, 2005 and 2004:

                                                        AT OR FOR THE
                                                     THREE MONTHS ENDED                AT OR FOR THE
                                                          JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                   -----------------------       -------------------------
                                                     2005           2004           2005            2004
                                                   --------       --------       ---------       ---------
                                                                        (IN MILLIONS)
FIXED MATURITIES
Yield(1).........................................      6.31%          6.64%          6.34%           6.64%
Investment income(2).............................  $  2,306       $  2,291       $  4,584        $  4,523
Net investment gains (losses)....................  $    (89)      $     (3)      $   (203)       $     31
Ending assets(2).................................  $185,218       $170,192       $185,218        $170,192
MORTGAGE AND CONSUMER LOANS
Yield(1).........................................      6.68%          6.83%          6.58%           6.80%
Investment income(3).............................  $    547       $    468       $  1,074        $    917
Net investment gains (losses)....................  $     (8)      $     --       $    (19)       $     --
Ending assets....................................  $ 33,586       $ 28,118       $ 33,586        $ 28,118
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1).........................................     12.82%         13.37%         12.08%          12.72%
Investment income................................  $    130       $    148       $    249        $    287
Net investment gains (losses)....................  $  1,904       $    133       $  1,922        $    154
Ending assets....................................  $  3,803       $  4,150       $  3,803        $  4,150
POLICY LOANS
Yield(1).........................................      6.19%          6.13%          6.18%           6.12%
Investment income................................  $    139       $    134       $    277        $    268
Ending assets....................................  $  8,975       $  8,766       $  8,975        $  8,766
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP
  INTERESTS
Yield(1).........................................     21.01%         10.32%         15.69%           6.74%
Investment income................................  $    276       $    101       $    394        $    130
Net investment gains (losses)....................  $     12       $     87       $    107        $     87
Ending assets....................................  $  6,015       $  4,521       $  6,015        $  4,521
CASH AND SHORT-TERM INVESTMENTS
Yield(1).........................................      3.66%          2.39%          3.64%           2.47%
Investment income................................  $     93       $     30       $    157        $     60
Net investment gains (losses)....................  $     --       $     --       $     (1)       $     --
Ending assets....................................  $ 15,778       $  6,501       $ 15,778        $  6,501
OTHER INVESTED ASSETS(5)
Yield(1).........................................      7.74%          4.29%          8.14%           4.68%
Investment income................................  $     94       $     46       $    189        $     97
Net investment gains (losses)....................  $    406       $    (60)      $    398        $      8
Ending assets....................................  $  6,079       $  5,108       $  6,079        $  5,108
TOTAL INVESTMENTS
Gross investment income yield(1).................      6.76%          6.72%          6.64%           6.64%
Investment fees and expenses yield...............     (0.15)%        (0.13)%        (0.13)%         (0.13)%
                                                   --------       --------       --------        --------
NET INVESTMENT INCOME YIELD......................      6.61%          6.59%          6.51%           6.51%
                                                   ========       ========       ========        ========
Gross investment income..........................  $  3,585       $  3,218       $  6,924        $  6,282
Investment fees and expenses.....................  $    (78)      $    (61)      $   (137)       $   (125)
                                                   --------       --------       --------        --------
NET INVESTMENT INCOME(4)(5)......................  $  3,507       $  3,157       $  6,787        $  6,157
                                                   ========       ========       ========        ========
Ending assets....................................  $259,454       $227,356       $259,454        $227,356
                                                   ========       ========       ========        ========
Net investment gains (losses)(4)(5)..............  $  2,225       $    157       $  2,204        $    280
                                                   ========       ========       ========        ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Fixed maturities includes $197 million in ending assets relating to trading securities for both the three months and six months ended June 30, 2005 and $2 million and $3 million in investment income relating to trading securities for the three months and six months ended June 30, 2005, respectively.

(3) Investment income from mortgage and consumer loans includes prepayment fees.

(4) Real estate and real estate joint venture income includes amounts classified as discontinued operations of $12 million and $51 million for the three months and six months ended June 30, 2005, respectively, and $53 million and $102 million for the three months and six months ended June 30, 2004, respectively. Net investment gains (losses) include $1,905 million and $1,923 million of gains classified as discontinued operations for the three months and six months ended June 30, 2005, respectively, and $132 million and $152 million for the three months and six months ended June 30, 2004, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $13 million and $37 million for the three months and six months ended June 30, 2005, respectively, and $22 million and $36 million for the three months and six months ended June 30, 2004, respectively. These amounts are excluded from net investment gains (losses).

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     Fixed maturities consist principally of publicly-traded and privately-placed debt securities, and represented 71.3% and 73.9% of total cash and invested assets at June 30, 2005 and December 31, 2004, respectively. Based on estimated fair value, public fixed maturities represented $162,509 million, or 87.8%, and $154,456 million, or 87.4%, of total fixed maturities at June 30, 2005 and December 31, 2004, respectively. Based on estimated fair value, private fixed maturities represented $22,512 million, or 12.2%, and $22,307 million, or 12.6%, of total fixed maturities at June 30, 2005 and December 31, 2004, respectively.

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

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                                 JUNE 30, 2005                   DECEMBER 31, 2004
                                         -----------------------------     -----------------------------
                                          COST OR    ESTIMATED              COST OR    ESTIMATED
NAIC                                     AMORTIZED     FAIR      % OF      AMORTIZED     FAIR      % OF
RATING    RATING AGENCY DESIGNATION(1)     COST        VALUE     TOTAL       COST        VALUE     TOTAL
------   ------------------------------  ---------   ---------   -----     ---------   ---------   -----
                                                                  (IN MILLIONS)
  1      Aaa/Aa/A......................  $120,851    $127,913     69.1%    $113,071    $118,779     67.2%
  2      Baa...........................    41,102      44,202     23.9       42,165      45,311     25.6
  3      Ba............................     7,061       7,476      4.0        6,907       7,500      4.2
  4      B.............................     4,702       4,910      2.7        4,097       4,414      2.5
  5      Caa and lower.................       317         335      0.2          329         366      0.2
  6      In or near default............        20          30       --          101          90      0.1
                                         ---------   ---------   -----     ---------   ---------   -----
         Subtotal......................   174,053     184,866     99.9      166,670     176,460     99.8
         Redeemable preferred stock....       154         155      0.1          326         303      0.2
                                         ---------   ---------   -----     ---------   ---------   -----
         Total fixed maturities........  $174,207    $185,021    100.0%    $166,996    $176,763    100.0%
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

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, as well as the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                            JUNE 30, 2005
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                            (IN MILLIONS)
U.S. corporate securities...............  $ 57,419    $ 4,342    $147     $ 61,614     33.3%
Residential mortgage-backed
  securities............................    34,268        592      65       34,795     18.8
Foreign corporate securities............    26,366      2,297     106       28,557     15.4
U.S. treasury/agency securities.........    19,102      1,956       7       21,051     11.4
Commercial mortgage-backed securities...    13,430        437      31       13,836      7.5
Asset-backed securities.................    10,287        116      30       10,373      5.6
Foreign government securities...........     8,968      1,193      17       10,144      5.5
State and political subdivision
  securities............................     3,521        260       1        3,780      2.0
Other fixed maturity securities.........       692         56      32          716      0.4
                                          --------    -------    ----     --------    -----
  Total bonds...........................   174,053     11,249     436      184,866     99.9
Redeemable preferred stocks.............       154          1      --          155      0.1
                                          --------    -------    ----     --------    -----
  Total fixed maturities................  $174,207    $11,250    $436     $185,021    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,805    $   164    $ 36     $  1,933     73.4%
Nonredeemable preferred stocks..........       661         42       4          699     26.6
                                          --------    -------    ----     --------    -----
  Total equity securities(1)............  $  2,466    $   206    $ 40     $  2,632    100.0%
                                          ========    =======    ====     ========    =====

                                                          DECEMBER 31, 2004
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                            (IN MILLIONS)
U.S. corporate securities...............  $ 58,022    $ 3,870    $172     $ 61,720     34.9%
Residential mortgage-backed
  securities............................    31,683        612      65       32,230     18.2
Foreign corporate securities............    25,341      2,582      85       27,838     15.7
U.S. treasury/agency securities.........    16,534      1,314      22       17,826     10.1
Commercial mortgage-backed securities...    12,099        440      38       12,501      7.1
Asset-backed securities.................    10,784        125      33       10,876      6.1
Foreign government securities...........     7,637        974      26        8,585      4.9
State and political subdivision
  securities............................     3,683        220       4        3,899      2.2
Other fixed maturity securities.........       887        131      33          985      0.6
                                          --------    -------    ----     --------    -----
  Total bonds...........................   166,670     10,268     478      176,460     99.8
Redeemable preferred stocks.............       326         --      23          303      0.2
                                          --------    -------    ----     --------    -----
  Total fixed maturities................  $166,996    $10,268    $501     $176,763    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,412    $   244    $  5     $  1,651     75.5%
Nonredeemable preferred stocks..........       501         39       3          537     24.5
                                          --------    -------    ----     --------    -----
  Total equity securities(1)............  $  1,913    $   283    $  8     $  2,188    100.0%
                                          ========    =======    ====     ========    =====

---------------

(1) Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $345 million and $332 million at June 30, 2005 and December 31, 2004, respectively.

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

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $29 million and $48 million for the three months and six months ended June 30, 2005, respectively, and $46 million and $52 million for the three months and six months ended June 30, 2004, respectively. The Company's three largest impairments totaled $26 million and $40 million for the three months and six months ended June 30, 2005, respectively, and $32 million for both the three months and six months ended June 30, 2004. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. For the three months and six months ended June 30, 2005, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $16,410 million and $37,838 million, respectively, and $5,925 million and $8,966 million for the three months and six months ended June 30, 2004, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $224 million and $453 million for the three months and six months ended June 30, 2005, respectively, and $116 million and $192 million for the three months and six months ended June 30, 2004, respectively.

     The following table presents the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                         JUNE 30, 2005
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                                         (IN MILLIONS)
Less than six months............   $23,681     $ 92      $193       $28       2,749      143
Six months or greater but less
  than nine months..............     6,646       --        84        --         822        2
Nine months or greater but less
  than twelve months............     1,431        4        24         2         255        2
Twelve months or greater........     5,841       19       140         5         658        9
                                   -------     ----      ----       ---       -----      ---
  Total.........................   $37,599     $115      $441       $35       4,484      156
                                   =======     ====      ====       ===       =====      ===

     The gross unrealized loss related to the Company's fixed maturities and equity securities at June 30, 2005 was $476 million. These securities are concentrated by sector in U.S. corporates (31%); foreign corporates (22%); and residential mortgage-backed (14%); and are concentrated by industry in mortgage-backed (20%); finance (13%); and services (12%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 8% of the $37,238 million fair value and 18% of the $476 million gross unrealized loss.

     The Company did not hold any single fixed maturity or equity security with a gross unrealized loss at June 30, 2005 greater than $10 million.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

                                                     JUNE 30, 2005      DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Industrial.......................................   $35,538      39.4%   $35,785      39.9%
Foreign(1).......................................    28,557      31.7     27,838      31.1
Finance..........................................    14,300      15.9     14,481      16.2
Utility..........................................    10,856      12.0     10,800      12.1
Other............................................       920       1.0        654       0.7
                                                    -------     -----    -------     -----
  Total..........................................   $90,171     100.0%   $89,558     100.0%
                                                    =======     =====    =======     =====

---------------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

     The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At June 30, 2005 and December 31, 2004, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $4,870 million and $4,967 million, respectively, which were less than 2% and less than 3%, respectively, of the Company's total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturities held at June 30, 2005 and December 31, 2004 was $619 million and $631 million, respectively.

     The Company has hedged all of its material exposure to foreign currency risk in its invested assets. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

     Structured Securities. The following table shows the types of structured securities the Company held at:

                                                     JUNE 30, 2005      DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Residential mortgage-backed securities:
  Collateralized mortgage obligations............   $22,902      38.8%   $19,752      35.5%
  Pass-through securities........................    11,893      20.2     12,478      22.4
                                                    -------     -----    -------     -----
     Total residential mortgage-backed
       securities................................    34,795      59.0     32,230      57.9
Commercial mortgage-backed securities............    13,836      23.4     12,501      22.5
Asset-backed securities..........................    10,373      17.6     10,876      19.6
                                                    -------     -----    -------     -----
     Total.......................................   $59,004     100.0%   $55,607     100.0%
                                                    =======     =====    =======     =====

     The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At June 30, 2005 and December 31, 2004, $34,503 million and $31,768 million, respectively, or 99.2% and 98.6%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     At June 30, 2005 and December 31, 2004, $10,209 million and $8,750 million, respectively, or 73.8% and 70.0%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     The Company's asset-backed securities are diversified both by sector and by issuer. Home equity loan and automobile securitizations, accounting for about 28% and 23% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. Approximately $6,017 million and $6,775 million, or 58.0% and 62.3%, of total asset-backed securities were rated Aaa/AAA by Moody's or S&P at June 30, 2005 and December 31, 2004, respectively.

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

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $349 million and $666 million at June 30, 2005 and December 31, 2004, respectively. The related net investment income recognized was less than $1 million and $4 million for the three months and six months ended June 30, 2005, respectively, and $28 million and $33 million for the three months and six months ended June 30, 2004, respectively.

  TRADING SECURITIES

     During the first quarter of 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchases and sales of securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income. Net investment income for the three months and six months ended June 30, 2005 includes $2 million and $3 million, respectively, of holding gains (losses) on securities classified as trading. Of these amounts, $1 million and $2 million, respectively, relate to trading securities held for the three months and six months ended June 30, 2005. The Company did not have any trading securities during the three months and six months ended June 30, 2004.

  MORTGAGE AND CONSUMER LOANS

     The Company's mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 13.0% and 13.6% of the Company's total cash and invested assets at June 30, 2005 and December 31, 2004, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage and consumer loans by type at:

                                                      JUNE 30, 2005     DECEMBER 31, 2004
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                                 (IN MILLIONS)
Commercial mortgage loans..........................  $26,100     77.7%   $24,990     77.1%
Agricultural mortgage loans........................    6,040     18.0      5,907     18.2
Consumer loans.....................................    1,446      4.3      1,509      4.7
                                                     -------    -----    -------    -----
  Total............................................  $33,586    100.0%   $32,406    100.0%
                                                     =======    =====    =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                      JUNE 30, 2005     DECEMBER 31, 2004
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                                 (IN MILLIONS)
REGION
Pacific............................................  $ 6,224     23.8%   $ 6,075     24.3%
South Atlantic.....................................    6,005     23.0      5,696     22.8
Middle Atlantic....................................    4,007     15.4      4,057     16.2
East North Central.................................    2,868     11.0      2,550     10.2
West South Central.................................    2,140      8.2      2,024      8.1
New England........................................    1,438      5.5      1,412      5.6
International......................................    1,395      5.3      1,364      5.5
Mountain...........................................      868      3.3        778      3.1
West North Central.................................      698      2.7        667      2.7
East South Central.................................      360      1.4        268      1.1
Other..............................................       97      0.4         99      0.4
                                                     -------    -----    -------    -----
  Total............................................  $26,100    100.0%   $24,990    100.0%
                                                     =======    =====    =======    =====
PROPERTY TYPE
Office.............................................  $11,776     45.0%   $11,500     46.0%
Retail.............................................    6,073     23.3      5,698     22.8
Apartments.........................................    3,416     13.1      3,264     13.1
Industrial.........................................    2,813     10.8      2,499     10.0
Hotel..............................................    1,295      5.0      1,245      5.0
Other..............................................      727      2.8        784      3.1
                                                     -------    -----    -------    -----
  Total............................................  $26,100    100.0%   $24,990    100.0%
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

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                      JUNE 30, 2005                             DECEMBER 31, 2004
                        -----------------------------------------   -----------------------------------------
                                                          % OF                                        % OF
                        AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                         COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                        ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                            (IN MILLIONS)
Performing............   $26,258      100%    $171         0.7%      $25,077     99.8%    $128         0.5%
Restructured..........         2       --       --          --%           55      0.2       18        32.7%
Potentially
  delinquent..........        10       --       --          --%            7       --        3        42.9%
Delinquent or under
  foreclosure.........         1       --       --          --%           --       --       --          --%
                         -------    -----     ----                   -------    -----     ----
  Total...............   $26,271    100.0%    $171         0.7%      $25,139    100.0%    $149         0.6%
                         =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2005
                                                              ----------------
                                                               (IN MILLIONS)
Balance, beginning of period................................        $149
Additions...................................................          43
Deductions..................................................         (21)
                                                                    ----
Balance, end of period......................................        $171
                                                                    ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

     Approximately 70% of the $6,040 million of agricultural mortgage loans outstanding at June 30, 2005 were subject to rate resets prior to maturity. A substantial portion of these loans generally is successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                       JUNE 30, 2005                             DECEMBER 31, 2004
                         -----------------------------------------   -----------------------------------------
                                                           % OF                                        % OF
                         AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                          COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                         ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                             (IN MILLIONS)
Performing.............   $5,951      98.3%     $ 6         0.1%      $5,803      98.1%     $4          0.1%
Restructured...........       46       0.8       --          --%          67       1.1      --           --%
Potentially
  delinquent...........        8       0.1        1        12.5%           4       0.1       1         25.0%
Delinquent or under
  foreclosure..........       46       0.8        4         8.7%          40       0.7       2          5.0%
                          ------     -----      ---                   ------     -----      --
  Total................   $6,051     100.0%     $11         0.2%      $5,914     100.0%     $7          0.1%
                          ======     =====      ===                   ======     =====      ==

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2005
                                                              ----------------
                                                               (IN MILLIONS)
Balance, beginning of period................................        $ 7
Additions...................................................          4
Deductions..................................................         --
                                                                    ---
Balance, end of period......................................        $11
                                                                    ===

     Consumer Loans. Consumer loans consist of residential mortgages and auto loans.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial properties located primarily throughout the United States. At June 30, 2005 and December 31, 2004, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $3,803 million and $4,233 million, respectively, or 1.5%, and 1.8% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                    JUNE 30, 2005         DECEMBER 31, 2004
                                                ---------------------   ---------------------
                                                CARRYING                CARRYING
TYPE                                             VALUE     % OF TOTAL    VALUE     % OF TOTAL
----                                            --------   ----------   --------   ----------
                                                                (IN MILLIONS)
Real estate held-for-investment...............   $3,204       84.2%      $2,866       67.7%
Real estate joint ventures
  held-for-investment.........................      523       13.8          386        9.1
Foreclosed real estate held-for-investment....        3        0.1            3        0.1
                                                 ------      -----       ------      -----
                                                  3,730       98.1        3,255       76.9
                                                 ------      -----       ------      -----
Real estate held-for-sale.....................       73        1.9          977       23.1
Foreclosed real estate held-for-sale..........       --         --            1         --
                                                 ------      -----       ------      -----
                                                     73        1.9          978       23.1
                                                 ------      -----       ------      -----
Total real estate, real estate joint ventures
  and real estate held-for-sale...............   $3,803      100.0%      $4,233      100.0%
                                                 ======      =====       ======      =====

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $73 million and $978 million at June 30, 2005 and December 31, 2004, respectively, are net of valuation allowances of $2 million and $4 million, respectively, and net of prior year impairments of $6 million and $12 million at June 30, 2005 and December 31, 2004, respectively.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

     During the three months ended June 30, 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. The gains are included in income from discontinued operations in the accompanying unaudited interim condensed consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and related equipment and is leasing space in the property for 20 years with optional renewal periods through 2205.

  OTHER LIMITED PARTNERSHIP INTERESTS

     The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $3,383 million and $2,907 million at June 30, 2005 and December 31, 2004, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in other limited partnerships represented 1.3% and 1.2% of cash and invested assets at June 30, 2005 and December 31, 2004, respectively.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $4,056 million and $3,916 million at June 30, 2005 and December 31, 2004, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also include the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.3% and 2.1% of cash and invested assets at June 30, 2005 and December 31, 2004, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivatives, including swaps, forwards, future and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments.

     The table below provides a summary of the notional amount and current market or fair value of derivative financial instruments held at:

                                          JUNE 30, 2005                   DECEMBER 31, 2004
                                 -------------------------------   -------------------------------
                                               CURRENT MARKET                    CURRENT MARKET
                                               OR FAIR VALUE                     OR FAIR VALUE
                                 NOTIONAL   --------------------   NOTIONAL   --------------------
                                  AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                 --------   ------   -----------   --------   ------   -----------
                                                           (IN MILLIONS)
Interest rate swaps............  $13,754     $461       $ 30       $12,681     $284      $   22
Interest rate floors...........    9,725      177         --         3,325       38          --
Interest rate caps.............   15,770       91         --         7,045       12          --
Financial futures..............      182        3          2           611       --          13
Foreign currency swaps.........    9,635       92        875         8,214      150       1,302
Foreign currency forwards......    2,842       16         21         1,013        5          57
Options........................      827       42          8           825       37           7
Financial forwards.............    2,697       12         --           326       --          --
Credit default swaps...........    3,506       27         12         1,897       11           5
Synthetic GICs.................    5,585       --         --         5,869       --          --
Other..........................      150       --         --           450        1           1
                                 -------     ----       ----       -------     ----      ------
  Total........................  $64,673     $921       $948       $42,256     $538      $1,407
                                 =======     ====       ====       =======     ====      ======

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

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at June 30, 2005, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                               JUNE 30, 2005
                                             -------------------------------------------------
                                               PRIMARY BENEFICIARY     NOT PRIMARY BENEFICIARY
                                             -----------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                               TOTAL     EXPOSURE TO     TOTAL     EXPOSURE TO
                                             ASSETS(1)     LOSS(2)     ASSETS(1)     LOSS(2)
                                             ---------   -----------   ---------   -----------
                                                               (IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations..........    $ --         $ --        $4,727        $481
Real estate joint ventures(3)..............      15           13           137          --
Other limited partnerships(4)..............     139          118         2,939         419
Other structured investments(5)............      --           --           784          99
                                               ----         ----        ------        ----
  Total....................................    $154         $131        $8,587        $999
                                               ====         ====        ======        ====

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at June 30, 2005. The assets of the real estate joint ventures, other limited partnerships and other structured investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $28,864 million and $26,564 million and an estimated fair value of $30,814 million and $27,974 million were on loan under the program at June 30, 2005 and December 31, 2004, respectively. The Company was liable for cash collateral under its control of $31,632 million and $28,678 million at June 30, 2005 and December 31, 2004, respectively. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

  SEPARATE ACCOUNTS

     The Company had $89.5 billion and $86.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, at June 30, 2005 and December 31, 2004, respectively. The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

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

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at June 30, 2005 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at June 30, 2005. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at June 30, 2005 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio as of the period indicated was:

                                                              JUNE 30, 2005
                                                              -------------
                                                              (IN MILLIONS)
Interest rate risk -- non-trading instruments...............     $3,982
Interest rate risk -- trading instruments...................     $    5
Equity price risk...........................................     $  235
Foreign currency exchange rate risk.........................     $  617

     The table below provides additional detail regarding the potential loss in fair value of the Company's non-trading interest sensitive financial instruments at June 30, 2005 by type of asset or liability.

                                                                      AS OF JUNE 30, 2005
                                                              ------------------------------------
                                                                                       ASSUMING A
                                                                                      10% INCREASE
                                                              NOTIONAL                IN THE YIELD
                                                               AMOUNT    FAIR VALUE      CURVE
                                                              --------   ----------   ------------
                                                                         (IN MILLIONS)
ASSETS
Fixed maturities available-for-sale.........................  $    --     $185,021      $(3,902)
Mortgage loans on real estate...............................       --       35,223         (492)
Equity securities...........................................       --        2,632           --
Short-term investments......................................       --        2,169          (11)
Cash and cash equivalents...................................       --       13,609           --
Policy loans................................................       --        8,975         (294)
Mortgage loan commitments...................................    1,387            9          (10)
                                                                                        -------
     Total assets...........................................                            $(4,709)

LIABILITIES
Policyholder account balances...............................  $    --     $ 74,659      $   447
Long-term debt..............................................       --        9,815          349
Short-term debt.............................................       --        1,979           --
Junior subordinated debt securities underlying common equity
  units.....................................................       --        2,134           23
Company-obligated mandatorily redeemable securities of
  subsidiary trusts.........................................       --          367            1
Payable under securities loaned transactions................       --       31,632           --
                                                                                        -------
     Total liabilities......................................                            $   820
OTHER
  Derivative Instruments (designated hedges or otherwise)
     Swaps..................................................  $23,539     $   (352)     $   (53)
     Futures................................................      182            1            2
     Forwards...............................................    5,539            7           --
     Options................................................   26,322          302          (42)
     Synthetic GICs.........................................    5,585           --           --
     Credit default swaps...................................    3,506           15           --
                                                                                        -------
       Total other..........................................                            $   (93)
                                                                                        -------
NET CHANGE..................................................                            $(3,982)
                                                                                        =======

     This quantitative measure of risk has increased 9%, or ($332) million, from ($3,650) million as of December 31, 2004. The primary reason for the increase is due to growth in assets exposed to interest rate risk in increasing interest scenarios including fixed maturity instruments and interest rate floors. Since our test is based on a hypothetical 10% increase to the current yield curve, the reshaping of the curve since December 31, 2004 has an impact on the magnitude of the interest rate change tested. However, the effect of increases at the short end of the curve were offset by decreases at the longer durations, so that this reshaping did not contribute significantly to the change in the risk measure.

ITEM 4.  CONTROLS AND PROCEDURES

     The Holding Company's management, with the participation of the Holding Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Holding Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2005.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits relating to the sale of mutual funds and other products, have been brought. As of June 30, 2005, there are approximately 334 sales practices lawsuits pending against Metropolitan Life; approximately 52 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); approximately 56 sales practices lawsuits pending against General American and approximately 34 sales practices lawsuits pending against Walnut Street Securities, Inc. ("Walnut Street"). Metropolitan Life, New England, General American and Walnut Street continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American and Walnut Street.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's, General American's or Walnut Street's sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

  Asbestos-Related Claims

     As reported in Metlife, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, Metropolitan Life received approximately 23,500 asbestos-related claims in 2004. During the first six months on 2005 and 2004, Metropolitan Life received approximately 9,110 and 12,900 asbestos-related claims, respectively.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of June 30, 2005, to be approximately $63 million in the aggregate, including future years.

  Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Defendants' motion to dismiss part of the consolidated amended complaint, and plaintiffs' motion to certify a litigation class are pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a purported class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

     On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. In their amended complaint, plaintiffs challenged the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserted claims of breach of fiduciary duty, common law fraud, and unjust enrichment. In an order dated July 13, 2005, the court granted the defendants' motion to dismiss the action and the plaintiffs have filed a notice of appeal.

  Other

     The American Dental Association and three individual providers have sued MetLife and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the matter. The district court has granted in part and denied in part MetLife's motion to dismiss. MetLife has filed another motion to dismiss, and written and oral discovery will be taken.

     In 2004, a New York state court granted plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Metropolitan Life's appeal from the order granting this motion is pending. In 2003, an appellate court affirmed the dismissal of fraud claims in this action. In April 2005, Metropolitan Life served its motion for summary judgment on the remaining claims. Plaintiffs seek compensatory damages. Metropolitan Life is vigorously defending the case.

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received a subpoena from the District Attorney of the County of San Diego, California. The subpoena seeks numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits are pending. Two class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of all persons who purchased the securities of MetLife, Inc. between April 5, 2000 and October 19, 2004 against MetLife, Inc. and certain officers of MetLife, Inc. In the context of contingent commissions, the complaints allege that defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material facts regarding MetLife, Inc.'s financial performance throughout the class period that had the effect of artificially inflating the market price of MetLife Inc.'s securities. Three class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of proposed classes of participants in and beneficiaries of Metropolitan Life Insurance Company's Savings and Investment Plan against MetLife, Inc., the MetLife, Inc. Employee Benefits Committee, certain officers of Metropolitan Life Insurance Company, and members of MetLife, Inc.'s board of directors. In the context of contingent commissions, the complaints allege that defendants violated their fiduciary obligations under ERISA by failing to disclose to plan participants who had the option of allocating funds in the plan to the MetLife Company Stock Fund material facts regarding MetLife, Inc.'s financial performance. The plaintiffs in these actions seek compensatory and other relief. The California Insurance Commissioner has brought an action in California state court against MetLife, Inc., and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Additionally, two civil RICO and antitrust-related class action lawsuits have been brought against MetLife, Inc., and other companies in California federal court with respect to issues concerning contingent commissions and fees paid to one or more brokers. Three class action lawsuits have been brought in Illinois federal court against MetLife, Inc. and other companies alleging that insurers and brokers violated antitrust laws or engaged in civil RICO violations. One of the actions was dismissed and filed in the United States district court in the District of New Jersey. A multi-district proceeding has been established in the federal district court in the District of New Jersey, which will coordinate, for pre-trial purposes, many of these federal court actions. A number of federal court actions already have been transferred for pre-trial purposes to the federal district court in the District of New Jersey. The Company intends to vigorously defend these cases.

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

     The Company has received a subpoena from the Connecticut Attorney General requesting information regarding its participation in any finite reinsurance transactions. MetLife has also received information requests relating to finite insurance or reinsurance from other regulatory and governmental authorities. MetLife believes it has appropriately accounted for its transactions of this type and intends to cooperate fully with these information requests. The Company believes that a number of other industry participants have received similar requests from various regulatory and governmental authorities. It is reasonably possible that MetLife or its subsidiaries may receive additional requests. MetLife and any such subsidiaries will fully cooperate with all such requests.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Purchases of common stock made by or on behalf of the Holding Company during the three months ended June 30, 2005 are set forth below:

                                                                                             (D) MAXIMUM NUMBER (OR
                                                                   (C) TOTAL NUMBER OF         APPROXIMATE DOLLAR
                                                                      COMMON SHARES          VALUE) OF COMMON SHARES
                       (A) TOTAL NUMBER OF   (B) AVERAGE PRICE     PURCHASED AS PART OF          THAT MAY YET BE
                          COMMON SHARES          PAID PER           PUBLICLY ANNOUNCED      PURCHASED UNDER THE PLANS
PERIOD                    PURCHASED(1)         COMMON SHARE        PLANS OR PROGRAMS(2)            OR PROGRAMS
---------------------  -------------------   -----------------   ------------------------   -------------------------
April 1 --
  April 30, 2005.....           518               $39.78                    --                     $716,206,611
May 1 --
  May 31, 2005.......            --               $    0                    --                     $716,206,611
June 1 --
  June 30, 2005......           906               $44.74                    --                     $716,206,611
Total................         1,424               $42.93                    --                     $716,206,611

---------------

(1) During the periods April 1 -- April 30, 2005, May 1 -- May 31, 2005 and June 1 -- June 30, 2005, separate account affiliates of the Holding Company purchased 518 shares, 0 shares and 906 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2) On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. This program began after the completion of the February 19, 2002 and March 28, 2001 repurchase programs, each of which authorized the repurchase of $1 billion of common stock. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the Holding Company's agreement to acquire Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc., and substantially all of Citigroup Inc.'s international insurance businesses (collectively, "Travelers"), the Holding Company has currently suspended its common share repurchase activity. Future common share repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Company's common stock.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common share repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common shares in the open market to return to the lenders. The Holding Company received a cash adjustment based on the actual amount paid by the bank to purchase the common shares of $7 million. The Holding Company recorded the initial repurchase of common shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. In April 2005, the final purchase price was settled in cash for a net amount of approximately $293 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this is incorporated herein by reference to
Part II, Item 4, "Submission of Matters to a Vote of Security Holders" in MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

ITEM 5.  OTHER INFORMATION

     On August 1, 2005, Metropolitan Life amended (the "Amendment") the Metropolitan Life Auxiliary Savings and Investment Plan (the "Auxiliary SIP") to revise its definition of companies whose employees are eligible to benefit under the Auxiliary SIP by incorporating by reference the definition of companies whose employees are eligible to benefit under the terms of the Savings and Investment Plan for Employees of

Metropolitan Life and Participating Affiliates. Participants in the Auxiliary SIP are current and former employees of the affiliates of the Company, some of whom are also current or former officers of the Company. The foregoing description of the amendment to the Auxiliary SIP is not complete and is qualified in its entirety by reference to the complete text of the Auxiliary SIP, which, as in effect prior to the Amendment, is filed Exhibit 10.2 to the Form 10-Q of MetLife, Inc. for the quarter ended September 30, 2004, and the Amendment, which is filed as Exhibit 10.7 hereto, both of which are incorporated herein by reference.

     On August 1, 2005, Metropolitan Life terminated the Metropolitan Life Auxiliary Death Benefits Plan (the "Auxiliary Death Benefits Plan"). The individuals whose beneficiaries had been eligible for benefits under the Auxiliary Death Benefits Plan were certain retired former employees of affiliates of the Company, some of whom are also former officers of the Company and/or its affiliates. The Auxiliary Death Benefits Plan was intended to provide benefits when reduced death benefits were payable, due to compensation deferral agreements, a decline in incentive compensation payments, or for certain other reasons, under the life insurance program sponsored by affiliates of the Company for their employees. Metropolitan Life determined to terminate the Auxiliary Death Benefits Plan after consideration of the plan in light of its overall benefits program. The foregoing description of the termination of the Auxiliary Death Benefits Plan is not complete and is qualified in its entirety by reference to the complete text of the Auxiliary Death Benefits Plan, which, as in effect prior to the termination thereof, is filed as 10.55 to the Form 10-K of MetLife, Inc. for the year ended December 31, 2004, and the termination thereof, which is filed as Exhibit 10.8 hereto, both of which are incorporated herein by reference.

ITEM 6.  EXHIBITS

  3.1    Amended and Restated Certificate of Incorporation of
         MetLife, Inc. (incorporated by reference to Exhibit 3.1 to
         MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
  3.2    Certificate of Designations of Floating Rate Non-Cumulative
         Preferred Stock, Series A, of MetLife, Inc., filed with the
         Secretary of State of Delaware on June 10, 2005
         (incorporated by reference to Exhibit 99.5 to Form 8-A of MetLife, Inc. filed on June 10, 2005)
  3.3    Certificate of Designations of 6.500% Non-Cumulative
         Preferred Stock, Series B, of MetLife, Inc., filed with the
         Secretary of State of Delaware on June 14, 2005
         (incorporated by reference to Exhibit 99.5 to Form 8-A of MetLife, Inc. filed on June 15, 2005)
  4.1    Certificate of Designations of Floating Rate Non-Cumulative
         Preferred Stock, Series A, of MetLife, Inc., filed with the
         Secretary of State of Delaware on June 10, 2005 (see Exhibit
         3.1 above)
  4.2    Form of Stock Certificate, Floating Rate Non-Cumulative
         Preferred Stock, Series A, of MetLife, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-A of MetLife, Inc., filed on June 10, 2005)
  4.3    Certificate of Designations of 6.500% Non-Cumulative
         Preferred Stock, Series B, of MetLife, Inc., filed with the
         Secretary of State of Delaware on June 14, 2005(see Exhibit
         3.2 above)
  4.4    Form of Stock Certificate, 6.500% Non-Cumulative Preferred
         Stock, Series B, of MetLife, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-A of MetLife, Inc. filed on June
         15, 2005)
  4.5 Stock Purchase Contract Agreement dated June 21, 2005, between MetLife, Inc. and J.P. Morgan Trust Company,
         National Association, as Stock Purchase Contract Agent
         (incorporated by reference to Exhibit 4.1 to Form 8-K of MetLife, Inc. filed on June 22, 2005 (the "June 22, 2005
         Form 8-K"))
  4.6 Form of Normal Common Equity Unit Certificate (incorporated by reference to Exhibit 4.2 of the June 22, 2005 Form 8-K)
  4.7    Form of Stripped Common Equity Unit Certificate
         (incorporated by reference to Exhibit 4.3 of the June 22, 2005 Form 8-K)
  4.8    Pledge Agreement dated as of June 21, 2005, among MetLife,
         Inc., JPMorgan Chase Bank, National Association, as
         Collateral Agent, Custodial Agent and Securities
         Intermediary, and J.P. Morgan Trust Company, National
         Association, as Stock Purchase Contract Agent (incorporated by reference to Exhibit 4.4 of the June 22, 2005 Form 8-K)
  4.9    Indenture dated as of June 21, 2005 between MetLife, Inc.
         and J.P. Morgan Trust Company, National Association relating to Subordinated Debt Securities (the "Subordinated
         Indenture") (incorporated by reference to Exhibit 4.5 of the June 22, 2005 Form 8-K)
  4.10 First Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture, between MetLife, Inc. and J.P.
         Morgan Trust Company, National Association (incorporated by reference to Exhibit 4.6 of the June 22, 2005 Form 8-K)
  4.11   Form of Series A Debenture (incorporated by reference to
         Exhibit 4.6 of the June 22, 2005 Form 8-K)
  4.12 Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P.
         Morgan Trust Company, National Association (incorporated by reference to Exhibit 4.8 of the June 22, 2005 Form 8-K)
  4.13   Form of Series B Debenture (incorporated by reference to
         Exhibit 4.9 of the June 22, 2005 Form 8-K)
  4.14   Certificate of Trust of MetLife Capital Trust II
         (incorporated by reference to Exhibit 4.6 to MetLife, Inc.'s, MetLife Capital Trust II's and MetLife Capital Trust
         III's Registration Statement on Form S-3 (Nos. 333-61282,
         333-61282-01 and 333-61282-02) (the "2001 S-3 Registration
         Statement"))
  4.15   Certificate of Amendment to Certificate of Trust of MetLife
         Capital Trust II (incorporated by reference to Exhibit 4.5 to MetLife, Inc.'s, MetLife Capital Trust II's and MetLife
         Capital Trust III's Registration Statement on Form S-3,
         Registration Nos. 333-112073, 333-112073-02 and
         333-112073-01 (the "2004 S-3 Registration Statement"))
  4.16   Certificate of Trust of MetLife Capital Trust III
         (incorporated by reference to Exhibit 4.7 to the 2001 S-3
         Registration Statement)

  4.17   Certificate of Amendment to Certificate of Trust of MetLife
         Capital Trust III (incorporated by reference to Exhibit 4.6 to the 2004 S-3 Registration Statement)
  4.18   Declaration of Trust of MetLife Capital Trust II
         (incorporated by reference to Exhibit 4.8 to the 2001 S-3
         Registration Statement)
  4.19   Declaration of Trust of MetLife Capital Trust III
         (incorporated by reference to Exhibit 4.9 to the 2001 S-3
         Registration Statement)
  4.20   Amended and Restated Declaration of Trust of MetLife Capital
         Trust II dated as of June 21, 2005, among the MetLife, J.P.
         Morgan Trust Company, National Association, as Property
         Trustee, Chase Bank USA, National Association, as Delaware
         Trustee, and Anthony J. Williamson, Philip Salmon and Thomas
         Curran, individuals, as Administrative Trustees
         (incorporated by reference to Exhibit 4.16 of the June 22, 2005 Form 8-K)
  4.21   Amended and Restated Declaration of Trust of MetLife Capital
         Trust III dated as of June 21, 2005, among the MetLife, J.P.
         Morgan Trust Company, National Association, as Property
         Trustee, Chase Bank USA, National Association, as Delaware
         Trustee, and Anthony J. Williamson, Philip Salmon and Thomas
         Curran, individuals, as Administrative Trustees
         (incorporated by reference to Exhibit 4.17 of the June 22, 2005 Form 8-K)
  4.22   Guarantee Agreement dated June 21, 2005 by and between
         MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company,
         National Association, as Guarantee Trustee, relating to
         MetLife Capital Trust II (incorporated by reference to
         Exhibit 4.18 of the June 22, 2005 Form 8-K)
  4.23   Guarantee Agreement dated June 21, 2005 by and between
         MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company,
         National Association, as Guarantee Trustee, relating to
         MetLife Capital Trust III (incorporated by reference to
         Exhibit 4.19 of the June 22, 2005 Form 8-K)
 10.1    MetLife Building, 200 Park Avenue, New York, NY Purchase and
         Sale Agreement dated as of April 1, 2005 between
         Metropolitan Tower Life Insurance Company, as Seller, and
         Tishman Speyer Development, L.L.C., as Purchaser
         (incorporated by reference to Exhibit 10.2 to Form 8-K of MetLife, Inc. filed on April 4, 2005)
 10.2    Five-Year $1,500,000,000 Credit Agreement, dated as of April
         22, 2005, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc.
         filed on April 28, 2005)
 10.3    $2,000,000,000 Amended and Restated Five-Year Letter of
         Credit and Reimbursement Agreement, dated as of April 25,
         2005, among MetLife, Inc., The Travelers Life and Annuity
         Reinsurance Company, and other parties signatory thereto
         (incorporated by reference to Exhibit 10.2 to Form 8-K of MetLife, Inc. filed on April 28, 2005)
 10.4    Employment Continuation Agreement dated May 18, 2005 between
         MetLife, Inc. and Steven Kandarian (incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc. filed on May 20, 2005)
 10.5    Amended and Restated Employment Continuation Agreement dated
         May 18, 2005 between MetLife, Inc. and Catherine A. Rein
         (incorporated by reference to Exhibit 10.2 to Form 8-K of MetLife, Inc. filed May 20, 2005)
 10.6    Credit Agreement, dated as of May 16, 2005, among MetLife,
         Inc., as borrower, and other parties signatory thereto
         (incorporated by reference to Exhibit 10.3 to Form 8-K of MetLife, Inc. filed on May 20, 2005)
 10.7    Amendment, dated as of August 1, 2005, to the Metropolitan
         Life Auxiliary Savings and Investment Plan (effective as of
         July 1, 2005)
 10.8    Termination of the Metropolitan Life Auxiliary Death
         Benefits Plan dated August 1, 2005
 31.1    Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
 31.2    Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
 32.1    Certification of Chief Executive Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002
 32.2    Certification of Chief Financial Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METLIFE, INC.

                                          By: /s/ JOSEPH J. PROCHASKA, JR.
                                            ------------------------------------
                                          Name:    Joseph J. Prochaska, Jr.
                                          Title:   Senior Vice-President,
                                                   Finance Operations
                                                   and Chief Accounting Officer
                                                   (Authorized Signatory and
                                                   Chief Accounting Officer)

Date: August 2, 2005

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
  3.1     Amended and Restated Certificate of Incorporation of
          MetLife, Inc. (incorporated by reference to Exhibit 3.1 to
          MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 2000)
  3.2     Certificate of Designations of Floating Rate Non-Cumulative
          Preferred Stock, Series A, of MetLife, Inc., filed with the
          Secretary of State of Delaware on June 10, 2005
          (incorporated by reference to Exhibit 99.5 to Form 8-A of
          MetLife, Inc. filed on June 10, 2005)
  3.3     Certificate of Designations of 6.500% Non-Cumulative
          Preferred Stock, Series B, of MetLife, Inc., filed with the
          Secretary of State of Delaware on June 14, 2005
          (incorporated by reference to Exhibit 99.5 to Form 8-A of
          MetLife, Inc. filed on June 15, 2005)
  4.1     Certificate of Designations of Floating Rate Non-Cumulative
          Preferred Stock, Series A, of MetLife, Inc., filed with the
          Secretary of State of Delaware on June 10, 2005 (see Exhibit
          3.1 above)
  4.2     Form of Stock Certificate, Floating Rate Non-Cumulative
          Preferred Stock, Series A, of MetLife, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-A of MetLife, Inc.,
          filed on June 10, 2005)
  4.3     Certificate of Designations of 6.500% Non-Cumulative
          Preferred Stock, Series B, of MetLife, Inc., filed with the
          Secretary of State of Delaware on June 14, 2005(see Exhibit
          3.2 above)
  4.4     Form of Stock Certificate, 6.500% Non-Cumulative Preferred
          Stock, Series B, of MetLife, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-A of MetLife, Inc. filed on June
          15, 2005)
  4.5     Stock Purchase Contract Agreement dated June 21, 2005,
          between MetLife, Inc. and J.P. Morgan Trust Company,
          National Association, as Stock Purchase Contract Agent
          (incorporated by reference to Exhibit 4.1 to Form 8-K of
          MetLife, Inc. filed on June 22, 2005 (the "June 22, 2005
          Form 8-K"))
  4.6     Form of Normal Common Equity Unit Certificate (incorporated by reference to Exhibit 4.2 of the June 22, 2005 Form 8-K)
  4.7     Form of Stripped Common Equity Unit Certificate
          (incorporated by reference to Exhibit 4.3 of the June 22,
          2005 Form 8-K)
  4.8     Pledge Agreement dated as of June 21, 2005, among MetLife,
          Inc., JPMorgan Chase Bank, National Association, as
          Collateral Agent, Custodial Agent and Securities
          Intermediary, and J.P. Morgan Trust Company, National
          Association, as Stock Purchase Contract Agent (incorporated by reference to Exhibit 4.4 of the June 22, 2005 Form 8-K)
  4.9     Indenture dated as of June 21, 2005 between MetLife, Inc.
          and J.P. Morgan Trust Company, National Association relating to Subordinated Debt Securities (the "Subordinated
          Indenture") (incorporated by reference to Exhibit 4.5 of the
          June 22, 2005 Form 8-K)
  4.10    First Supplemental Indenture dated as of June 21, 2005 to
          the Subordinated Indenture, between MetLife, Inc. and J.P.
          Morgan Trust Company, National Association (incorporated by reference to Exhibit 4.6 of the June 22, 2005 Form 8-K)
  4.11    Form of Series A Debenture (incorporated by reference to
          Exhibit 4.6 of the June 22, 2005 Form 8-K)
  4.12    Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P.
          Morgan Trust Company, National Association (incorporated by reference to Exhibit 4.8 of the June 22, 2005 Form 8-K)
  4.13    Form of Series B Debenture (incorporated by reference to
          Exhibit 4.9 of the June 22, 2005 Form 8-K)
  4.14    Certificate of Trust of MetLife Capital Trust II
          (incorporated by reference to Exhibit 4.6 to MetLife,
          Inc.'s, MetLife Capital Trust II's and MetLife Capital Trust
          III's Registration Statement on Form S-3 (Nos. 333-61282,
          333-61282-01 and 333-61282-02) (the "2001 S-3 Registration
          Statement"))
  4.15    Certificate of Amendment to Certificate of Trust of MetLife
          Capital Trust II (incorporated by reference to Exhibit 4.5 to MetLife, Inc.'s, MetLife Capital Trust II's and MetLife
          Capital Trust III's Registration Statement on Form S-3,
          Registration Nos. 333-112073, 333-112073-02 and
          333-112073-01 (the "2004 S-3 Registration Statement"))

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
  4.16    Certificate of Trust of MetLife Capital Trust III
          (incorporated by reference to Exhibit 4.7 to the 2001 S-3
          Registration Statement)
  4.17    Certificate of Amendment to Certificate of Trust of MetLife
          Capital Trust III (incorporated by reference to Exhibit 4.6 to the 2004 S-3 Registration Statement)
  4.18    Declaration of Trust of MetLife Capital Trust II
          (incorporated by reference to Exhibit 4.8 to the 2001 S-3
          Registration Statement)
  4.19    Declaration of Trust of MetLife Capital Trust III
          (incorporated by reference to Exhibit 4.9 to the 2001 S-3
          Registration Statement)
  4.20    Amended and Restated Declaration of Trust of MetLife Capital
          Trust II dated as of June 21, 2005, among the MetLife, J.P.
          Morgan Trust Company, National Association, as Property
          Trustee, Chase Bank USA, National Association, as Delaware
          Trustee, and Anthony J. Williamson, Philip Salmon and Thomas
          Curran, individuals, as Administrative Trustees
          (incorporated by reference to Exhibit 4.16 of the June 22,
          2005 Form 8-K)
  4.21    Amended and Restated Declaration of Trust of MetLife Capital
          Trust III dated as of June 21, 2005, among the MetLife, J.P.
          Morgan Trust Company, National Association, as Property
          Trustee, Chase Bank USA, National Association, as Delaware
          Trustee, and Anthony J. Williamson, Philip Salmon and Thomas
          Curran, individuals, as Administrative Trustees
          (incorporated by reference to Exhibit 4.17 of the June 22,
          2005 Form 8-K)
  4.22    Guarantee Agreement dated June 21, 2005 by and between
          MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company,
          National Association, as Guarantee Trustee, relating to
          MetLife Capital Trust II (incorporated by reference to
          Exhibit 4.18 of the June 22, 2005 Form 8-K)
  4.23    Guarantee Agreement dated June 21, 2005 by and between
          MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company,
          National Association, as Guarantee Trustee, relating to
          MetLife Capital Trust III (incorporated by reference to
          Exhibit 4.19 of the June 22, 2005 Form 8-K)
 10.1     MetLife Building, 200 Park Avenue, New York, NY Purchase and
          Sale Agreement dated as of April 1, 2005 between
          Metropolitan Tower Life Insurance Company, as Seller, and
          Tishman Speyer Development, L.L.C., as Purchaser
          (incorporated by reference to Exhibit 10.2 to Form 8-K of
          MetLife, Inc. filed on April 4, 2005)
 10.2     Five-Year $1,500,000,000 Credit Agreement, dated as of April
          22, 2005, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc.
          filed on April 28, 2005)
 10.3     $2,000,000,000 Amended and Restated Five-Year Letter of
          Credit and Reimbursement Agreement, dated as of April 25,
          2005, among MetLife, Inc., The Travelers Life and Annuity
          Reinsurance Company, and other parties signatory thereto
          (incorporated by reference to Exhibit 10.2 to Form 8-K of
          MetLife, Inc. filed on April 28, 2005)
 10.4     Employment Continuation Agreement dated May 18, 2005 between
          MetLife, Inc. and Steven Kandarian (incorporated by
          reference to Exhibit 10.1 to Form 8-K of MetLife, Inc. filed on May 20, 2005)
 10.5     Amended and Restated Employment Continuation Agreement dated
          May 18, 2005 between MetLife, Inc. and Catherine A. Rein
          (incorporated by reference to Exhibit 10.2 to Form 8-K of
          MetLife, Inc. filed May 20, 2005)
 10.6     Credit Agreement, dated as of May 16, 2005, among MetLife,
          Inc., as borrower, and other parties signatory thereto
          (incorporated by reference to Exhibit 10.3 to Form 8-K of
          MetLife, Inc. filed on May 20, 2005)
 10.7     Amendment, dated as of August 1, 2005, to the Metropolitan
          Life Auxiliary Savings and Investment Plan (effective as of
          July 1, 2005)
 10.8     Termination of the Metropolitan Life Auxiliary Death
          Benefits Plan dated August 1, 2005

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
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