Form 10-Q
period 2005-09-30
METLIFE INC
filed 2005-11-09
CIK 1099219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     At November 2, 2005, 757,277,230 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS..............................    4
  Interim Condensed Consolidated Balance Sheets at September
     30, 2005 (Unaudited) and December 31, 2004.............    4
  Interim Condensed Consolidated Statements of Income for
     the Three Months and Nine Months Ended September 30,
     2005 and 2004 (Unaudited)..............................    5
  Interim Condensed Consolidated Statement of Stockholders'
     Equity for the Nine Months Ended September 30, 2005
     (Unaudited)............................................    6
  Interim Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2005 and 2004
     (Unaudited)............................................    7
  Notes to Interim Condensed Consolidated Financial
     Statements (Unaudited).................................    8
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   61
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................  126
  ITEM 4. CONTROLS AND PROCEDURES...........................  130
PART II -- OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.................................  131
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
     PROCEEDS...............................................  136
  ITEM 6. EXHIBITS..........................................  138
  SIGNATURES................................................  139
  EXHIBIT INDEX.............................................  140

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METLIFE, INC.
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $224,633 and $166,980, respectively)...    $231,614        $176,746
  Trading securities, at fair value (cost: $797 and $0,
    respectively)...........................................         805              --
  Equity securities available-for-sale, at fair value (cost:
    $2,944 and $1,913, respectively)........................       3,159           2,188
  Mortgage and consumer loans...............................      36,094          32,406
  Policy loans..............................................       9,841           8,899
  Real estate and real estate joint ventures
    held-for-investment.....................................       4,318           3,076
  Real estate held-for-sale.................................         187           1,157
  Other limited partnership interests.......................       4,345           2,907
  Short-term investments....................................       4,481           2,662
  Other invested assets.....................................       7,499           4,926
                                                                --------        --------
    Total investments.......................................     302,343         234,967
Cash and cash equivalents...................................       6,950           4,048
Accrued investment income...................................       3,299           2,338
Premiums and other receivables..............................      14,391           6,695
Deferred policy acquisition costs...........................      19,211          14,327
Assets of subsidiaries held-for-sale........................          --             410
Goodwill, net...............................................       4,564             633
Other assets................................................       8,017           6,621
Separate account assets.....................................     124,044          86,769
                                                                --------        --------
    Total assets............................................    $482,819        $356,808
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................    $121,591        $100,154
  Policyholder account balances.............................     127,431          86,246
  Other policyholder funds..................................       8,521           7,251
  Policyholder dividends payable............................         978             898
  Policyholder dividend obligation..........................       1,735           2,243
  Short-term debt...........................................       1,303           1,445
  Long-term debt............................................       9,492           7,412
  Junior subordinated debt securities underlying common
    equity units............................................       2,134              --
  Shares subject to mandatory redemption....................         278             278
  Liabilities of subsidiaries held-for-sale.................          --             268
  Current income taxes payable..............................          97             421
  Deferred income taxes payable.............................       1,456           2,473
  Payables under securities loaned transactions.............      40,127          28,678
  Other liabilities.........................................      14,875           9,448
  Separate account liabilities..............................     124,044          86,769
                                                                --------        --------
    Total liabilities.......................................     454,062         333,984
                                                                --------        --------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; 84,000,000 shares issued and
  outstanding at September 30, 2005; none issued and
  outstanding at December 31, 2004; $2,100 aggregate
  liquidation preference....................................           1              --
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at September
  30, 2005 and December 31, 2004; 757,056,777 shares and
  732,487,999 shares outstanding at September 30, 2005 and
  December 31, 2004, respectively...........................           8               8
Additional paid-in capital..................................      17,273          15,037
Retained earnings...........................................      10,582           6,608
Treasury stock, at cost; 29,709,887 shares and 54,278,665
  shares at September 30, 2005 and December 31, 2004,
  respectively..............................................        (981)         (1,785)
Accumulated other comprehensive income......................       1,874           2,956
                                                                --------        --------
    Total stockholders' equity..............................      28,757          22,824
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $482,819        $356,808
                                                                ========        ========

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)
                  (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                       2005        2004     2005        2004
                                                      -------     ------   -------     -------
REVENUES
Premiums............................................  $ 6,514     $5,679   $18,514     $16,400
Universal life and investment-type product policy
  fees..............................................    1,112        736     2,716       2,120
Net investment income...............................    4,088      3,059    10,784       9,076
Other revenues......................................      348        292       948         889
Net investment gains (losses).......................      (50)       206       268         369
                                                      -------     ------   -------     -------
     Total revenues.................................   12,012      9,972    33,230      28,854
                                                      -------     ------   -------     -------
EXPENSES
Policyholder benefits and claims....................    6,837      5,924    19,018      16,775
Interest credited to policyholder account
  balances..........................................    1,149        739     2,764       2,220
Policyholder dividends..............................      426        407     1,261       1,252
Other expenses......................................    2,615      1,933     6,591       5,645
                                                      -------     ------   -------     -------
     Total expenses.................................   11,027      9,003    29,634      25,892
                                                      -------     ------   -------     -------
Income from continuing operations before provision
  for income taxes..................................      985        969     3,596       2,962
Provision for income taxes..........................      246        290     1,049         817
                                                      -------     ------   -------     -------
Income from continuing operations...................      739        679     2,547       2,145
Income from discontinued operations, net of income
  taxes.............................................       34         16     1,458         188
                                                      -------     ------   -------     -------
Income before cumulative effect of a change in
  accounting........................................      773        695     4,005       2,333
Cumulative effect of a change in accounting, net of
  income taxes......................................       --         --        --         (86)
                                                      -------     ------   -------     -------
Net income..........................................      773        695     4,005       2,247
Preferred stock dividend............................       31         --        31          --
                                                      -------     ------   -------     -------
Net income available to common shareholders.........  $   742     $  695   $ 3,974     $ 2,247
                                                      =======     ======   =======     =======
Income from continuing operations per common share
  Basic.............................................  $  0.97     $ 0.91   $  3.42     $  2.85
                                                      =======     ======   =======     =======
  Diluted...........................................  $  0.96     $ 0.90   $  3.38     $  2.83
                                                      =======     ======   =======     =======
Net income available to common shareholders per
  common share
  Basic.............................................  $  0.98     $ 0.93   $  5.33     $  2.98
                                                      =======     ======   =======     =======
  Diluted...........................................  $  0.97     $ 0.92   $  5.28     $  2.97
                                                      =======     ======   =======     =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

                                 (IN MILLIONS)

                                                               ADDITIONAL              TREASURY
                                          PREFERRED   COMMON    PAID-IN     RETAINED   STOCK AT
                                            STOCK     STOCK     CAPITAL     EARNINGS     COST
                                          ---------   ------   ----------   --------   --------
Balance at January 1, 2005..............    $  --       $8      $15,037     $ 6,608    $(1,785)
Treasury stock transactions, net........                             57                     77
Common stock issued in connection with
  acquisition...........................                            283                    727
Dividends on preferred stock............                                        (31)
Issuance of preferred stock.............        1                 2,042
Issuance of stock purchase contracts
  related to common equity units........                           (146)
Comprehensive income (loss):
  Net income............................                                      4,005
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................
    Foreign currency translation
      adjustments.......................
    Minimum pension liability
      adjustment........................
    Other comprehensive
      income (loss).....................
  Comprehensive income (loss)...........
                                            -----       --      -------     -------    -------
Balance at September 30, 2005...........    $   1       $8      $17,273     $10,582    $  (981)
                                            =====       ==      =======     =======    =======

                                                      ACCUMULATED OTHER
                                                 COMPREHENSIVE INCOME (LOSS)
                                          -----------------------------------------
                                               NET           FOREIGN      MINIMUM
                                            UNREALIZED      CURRENCY      PENSION
                                            INVESTMENT     TRANSLATION   LIABILITY
                                          GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                          --------------   -----------   ----------   -------
Balance at January 1, 2005..............      $2,994          $ 92         $(130)     $22,824
Treasury stock transactions, net........                                                  134
Common stock issued in connection with
  acquisition...........................                                                1,010
Dividends on preferred stock............                                                  (31)
Issuance of preferred stock.............                                                2,043
Issuance of stock purchase contracts
  related to common equity units........                                                 (146)
Comprehensive income (loss):
  Net income............................                                                4,005
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................         177                                      177
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................      (1,246)                                  (1,246)
    Foreign currency translation
      adjustments.......................                       (60)                       (60)
    Minimum pension liability
      adjustment........................                                      47           47
                                                                                      -------
    Other comprehensive
      income (loss).....................                                               (1,082)
                                                                                      -------
  Comprehensive income (loss)...........                                                2,923
                                              ------          ----         -----      -------
Balance at September 30, 2005...........      $1,925          $ 32         $ (83)     $28,757
                                              ======          ====         =====      =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                                 (IN MILLIONS)

                                                                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                2005           2004
                                                              ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $   4,822      $  4,260
                                                              ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities........................................    109,462        60,474
    Equity securities.......................................        844           689
    Mortgage and consumer loans.............................      5,582         2,542
    Real estate and real estate joint ventures..............      3,261         1,063
    Other limited partnership interests.....................        801           560
  Purchases of:
    Fixed maturities........................................   (122,471)      (67,501)
    Equity securities.......................................     (1,049)         (867)
    Mortgage and consumer loans.............................     (6,957)       (5,781)
    Real estate and real estate joint ventures..............     (1,319)         (619)
    Other limited partnership interests.....................       (911)         (671)
  Net change in short-term investments......................      1,093          (516)
  Purchases of businesses, net of cash received of $852.....    (10,154)           --
  Proceeds from sales of businesses.........................        240            29
  Net change in other invested assets.......................       (419)         (316)
  Other, net................................................       (141)          (29)
                                                              ---------      --------
Net cash used in investing activities.......................    (22,138)      (10,943)
                                                              ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits................................................     36,011        28,480
    Withdrawals.............................................    (32,285)      (21,958)
  Net change in payable under securities loaned
    transactions............................................     10,286         1,579
  Net change in short-term debt.............................       (166)       (2,076)
  Long-term debt issued.....................................      3,363         1,129
  Long-term debt repaid.....................................     (1,188)         (116)
  Preferred stock issued....................................      2,100            --
  Dividends on preferred stock..............................        (31)           --
  Junior subordinated debt securities issued................      2,134            --
  Treasury stock acquired...................................         --          (496)
  Stock options exercised...................................         58            39
  Other, net................................................       (122)           --
                                                              ---------      --------
Net cash provided by financing activities...................     20,160         6,581
                                                              ---------      --------
Change in cash and cash equivalents.........................      2,844          (102)
Cash and cash equivalents, beginning of period..............      4,106         3,733
                                                              ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $   6,950      $  3,631
                                                              =========      ========
Cash and cash equivalents, subsidiaries held-for-sale,
  beginning of period.......................................  $      58      $     57
                                                              =========      ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END
  OF PERIOD.................................................  $      --      $     41
                                                              =========      ========
Cash and cash equivalents, from continuing operations,
  beginning of period.......................................  $   4,048      $  3,676
                                                              =========      ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF PERIOD.................................................  $   6,950      $  3,590
                                                              =========      ========
Supplemental disclosures of cash flow information:
  Net cash paid during the period for:
    Interest................................................  $     287      $    248
                                                              =========      ========
    Income taxes............................................  $   1,082      $    628
                                                              =========      ========
  Non-cash transactions during the period:
    Business Acquisitions:
      Assets acquired.......................................  $ 101,744      $     --
      Less: liabilities assumed.............................     89,728            --
                                                              ---------      --------
      Net assets acquired...................................     12,016            --
      Less: cash paid.......................................     11,006            --
                                                              ---------      --------
      Business acquisition, common stock issued.............  $   1,010      $     --
                                                              =========      ========
    Business Dispositions:
      Assets disposed.......................................  $     366      $    923
      Less: liabilities disposed............................        269           820
                                                              ---------      --------
      Net assets disposed...................................  $      97      $    103
      Plus: equity securities received......................         43            --
      Less: cash disposed...................................         43           103
                                                              ---------      --------
      Business disposition, net of cash disposed............  $      97      $     --
                                                              =========      ========
    Contribution of equity securities to MetLife
     Foundation.............................................  $      --      $     50
                                                              =========      ========
    Accrual for stock purchase contracts related to common
     equity units...........................................  $      97      $     --
                                                              =========      ========
    Transfer from funds withheld at interest to fixed
     maturities.............................................  $      --      $    606
                                                              =========      ========

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

  BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) the liability for litigation and regulatory matters; (ix) accounting for reinsurance transactions; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial service industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries;
(ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 5.

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

     Minority interest related to consolidated entities included in other liabilities was $1,355 million and $1,145 million at September 30, 2005 and December 31, 2004, respectively.

     Certain amounts in the prior year periods' consolidated financial statements have been reclassified to conform with the 2005 presentation. Such reclassifications include $1,023 million relating to net bank deposits reclassified from net cash provided by operating activities to cash flows from financing activities. This reclassification also resulted in the reclassification of balances to policyholder account balances from other liabilities on the interim condensed consolidated balance sheet at December 31, 2004. In addition, $1,579 million relating to the net change in payable under securities loaned transactions were reclassified from cash flows

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

from investing activities to cash flows from financing activities on the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2004.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2005, its consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004, its consolidated cash flows for the nine months ended September 30, 2005 and 2004 and its consolidated statement of stockholders' equity for the nine months ended September 30, 2005, in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 included in MetLife, Inc.'s 2004 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC").

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company ("TIC"), excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup Inc.'s international insurance businesses (collectively, "Travelers"), which is more fully described in Note 2. The acquisition is being accounted for using the purchase method of accounting. Travelers' assets, liabilities and results of operations are included in the Company's results beginning July 1, 2005.

  SIGNIFICANT ACCOUNTING POLICIES

     In connection with the acquisition of Travelers, the following policies have been updated from MetLife Inc.'s 2004 Annual Report on Form 10-K filed with the SEC:

  Goodwill

     Goodwill is the excess of cost over the fair value of net assets acquired. Changes in net goodwill are as follows:

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Balance, beginning of year..................................     $  633
Acquisitions................................................      3,946
Disposition and other.......................................        (15)
                                                                 ------
Balance, end of period......................................     $4,564
                                                                 ======

     Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company's business segments. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using discounted cash flow models. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  Trading Securities

     During the first quarter of 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca Citigroup Investments Ltd. ("Tribeca"). This is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. MetLife is the majority owner of the feeder fund and consolidates the fund within its unaudited interim condensed consolidated financial statements. Approximately $509 million of Tribeca's investments are reported as trading securities in the accompanying unaudited interim condensed consolidated financial statements with changes in fair value recognized in net investment income.

  Earnings Per Common Share

     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of the assumed: (i) conversion of forward purchase contracts; (ii) exercise of stock options; and (iii) issuance under deferred stock compensation using the treasury stock method. Under the treasury stock method, conversion of forward purchase contracts, exercise of the stock options and issuance under deferred stock compensation is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares, including the effects, if any, of the stock purchase contracts on common equity units. See Note 7.

  Federal Income Taxes

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate. For federal income tax purposes, the Company has made an election under Internal Revenue Code ("IRC") Section 338 as it relates to the Travelers acquisition. As a result of this election, the tax basis in the acquired assets and liabilities will be adjusted as of the acquisition date resulting in a change to the related deferred income taxes.

  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards ("SFAS") No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In September 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instrument, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. EITF 05-7 will be applied prospectively and is effective for all debt modifications occurring in periods beginning after December 15, 2005. EITF 05-7 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In September 2005, the EITF reached consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-8"). EITF 05-8 concludes that (i)the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 will be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and is effective for periods beginning after December 15, 2005. EITF 05-8 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1. The Company does not anticipate that the adoption will have a material impact on its unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB cleared SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and Implementation Issue No. B39, Embedded
Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment ("SFAS 123(r)"), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r). In addition, the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. As all stock options currently accounted for under the intrinsic value method will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's unaudited interim condensed consolidated financial statements. See Note 11.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. During the third quarter of 2005, the Company recorded a $15 million tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax provision had previously been recorded. The Company does not anticipate that further implementation of the repatriation provision will have a material impact on the Company's income tax expense and deferred income tax assets and liabilities.

     Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"). FSP 106-2 provides accounting guidance to employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. The postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. FSP 106-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective April 1, 2004, the Company adopted EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per common share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per common share calculations or amounts.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Effective January 1, 2004, the Company adopted SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), as interpreted by a Technical Practice Aid ("TPA"), issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1"), which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets"), under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Due to the adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the nine months ended September 30, 2004.

2.  ACQUISITIONS

  TRAVELERS

     On July 1, 2005, the Holding Company completed the acquisition of Travelers for $12.0 billion. The results of Travelers operations have been included in the consolidated financial statements beginning July 1, 2005. As a result of the acquisition, the Company is expecting to increase significantly the size and scale in its core insurance and annuity products and expand its presence in both the retirement & savings domestic markets, as well as the international markets. It also expects that the distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both the Company and Citigroup and interpretation of the provisions of the acquisition agreement by both parties. In addition to the cash on-hand, the purchase price was financed through the issuance of common stock as described above, debt securities as described in Note 6, common equity units as described in Note 7, and preferred shares as described in Note 10. The $7.0 billion unsecured senior bridge credit facility entered into by the Holding Company on May 16, 2005 to finance a portion of the purchase price of Travelers was terminated unused on July 1, 2005.

     The acquisition is being accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair value as of July 1, 2005.

  Purchase Price Allocation and Goodwill -- Preliminary

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, are presented below. The fair value of certain assets acquired and liabilities assumed, including goodwill, may be adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values. In no case will the adjustments extend beyond one year from the acquisition date.

                                                                AS OF JULY 1,
                                                                    2005
                                                              -----------------
                                                                (IN MILLIONS)
SOURCES:
  Cash......................................................  $ 4,192
  Debt......................................................    2,716
  Junior subordinated debt securities associated with common
     equity units...........................................    2,134
  Preferred stock...........................................    2,100
  Common stock..............................................    1,010
                                                              -------
TOTAL SOURCES OF FUNDS......................................            $12,152
                                                                        =======
USES:
  Debt and equity issuance costs............................            $   128
  Investment in MetLife Capital Trusts II and III...........                 64
  Acquisition costs.........................................      107
  Purchase price paid to Citigroup..........................   11,853
                                                              -------
  TOTAL PURCHASE PRICE......................................             11,960
                                                                        -------
  TOTAL USES OF FUNDS.......................................            $12,152
                                                                        =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                AS OF JULY 1,
                                                                    2005
                                                              -----------------
                                                                (IN MILLIONS)
TOTAL PURCHASE PRICE........................................            $11,960
NET ASSETS ACQUIRED FROM TRAVELERS..........................  $ 9,412
ADJUSTMENTS TO REFLECT ASSETS ACQUIRED AT FAIR VALUE:
  Fixed maturities available-for-sale.......................      (22)
  Mortgage and consumer loans...............................       71
  Real estate and real estate joint ventures
     held-for-investment....................................       17
  Real estate held-for-sale.................................       22
  Other limited partnerships................................       18
  Other invested assets.....................................      201
  Premiums and other receivables............................    1,010
  Elimination of historical deferred policy acquisition
     costs..................................................   (3,210)
  Value of business acquired................................    3,780
  Value of distribution agreement acquired..................      645
  Value of customer relationships acquired..................       17
  Elimination of historical goodwill........................     (197)
  Net deferred income tax assets............................    1,995
  Other assets..............................................      (43)
ADJUSTMENTS TO REFLECT LIABILITIES ASSUMED AT FAIR VALUE:
  Future policy benefits....................................   (3,730)
  Policyholder account balances.............................   (1,904)
  Other liabilities.........................................      (11)
                                                              -------
NET FAIR VALUE OF ASSETS AND LIABILITIES ASSUMED............              8,071
                                                                        -------
GOODWILL RESULTING FROM THE ACQUISITION.....................            $ 3,889
                                                                        =======

     Goodwill resulting from the acquisition has been allocated to the Company's segments, as well as Corporate & Other, that are expected to benefit from the acquisition as follows:

                                                              AS OF JULY 1,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Institutional...............................................     $  824
Individual..................................................      2,492
International...............................................        193
Corporate & Other...........................................        380
                                                                 ------
  TOTAL.....................................................     $3,889
                                                                 ======

     Of the goodwill of $3.9 billion, approximately $1.5 billion is estimated to be deductible for tax purposes.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  Condensed Statement of Net Assets Acquired

     The condensed statement of net assets acquired reflects the fair value of Travelers net assets as of July 1, 2005 as follows:

                                                              AS OF JULY 1,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
ASSETS:
  Fixed maturities available-for-sale.......................    $ 44,355
  Trading securities........................................         555
  Equity securities available-for-sale......................         641
  Mortgage and consumer loans...............................       2,364
  Policy loans..............................................         884
  Real estate and real estate joint ventures
     held-for-investment....................................          77
  Real estate held-for-sale.................................          49
  Other limited partnership interests.......................       1,091
  Short-term investments....................................       2,801
  Other invested assets.....................................       1,686
                                                                --------
     Total investments......................................      54,503
                                                                --------
  Cash and cash equivalents.................................         844
  Accrued investment income.................................         539
  Premiums and other receivables............................       4,888
  Value of business acquired................................       3,780
  Goodwill..................................................       3,889
  Other intangible assets...................................         662
  Deferred tax assets.......................................         984
  Other assets..............................................         782
  Separate account assets...................................      30,799
                                                                --------
     Total assets acquired..................................     101,670
                                                                --------

LIABILITIES:
  Future policy benefits....................................      18,161
  Policyholder account balances.............................      36,633
  Other policyholder funds..................................         324
  Short-term debt...........................................          25
  Current income taxes payable..............................          66
  Other liabilities.........................................       3,702
  Separate account liabilities..............................      30,799
                                                                --------
     Total liabilities assumed..............................      89,710
                                                                --------
     Net assets acquired....................................    $ 11,960
                                                                ========

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  Other Intangible Assets

     VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

     The value of the other identifiable intangibles reflects the estimated fair value of Citigroup/Travelers distribution agreement and customer relationships acquired at July 1, 2005 and will be amortized in relation to the expected economic benefits of the agreement. If actual experience under the distribution agreements or with customer relationships differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.

     The use of discount rates was necessary to establish the fair value of VOBA, as well as the other identifiable intangible assets. In selecting the appropriate discount rates, management considered its weighted average cost of capital as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

     The fair values of business acquired, distribution agreements and customer relationships acquired are as follows:

                                                              AS OF JULY 1,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Value of business acquired..................................     $3,780
Value of distribution agreements and customer relationships
  acquired..................................................        662
                                                                 ------
  Total value of amortizable intangible assets acquired.....      4,442
Non-amortizable intangible assets acquired..................         --
                                                                 ------
  Total value of intangible assets acquired, excluding
     goodwill...............................................     $4,442
                                                                 ======

     The estimated future amortization of the values of business acquired, distribution agreements and customer relationships acquired from 2005 to 2010 is as follows:

                                                              AS OF SEPTEMBER 30,
                                                                     2005
                                                              -------------------
                                                                 (IN MILLIONS)
Three months ended December 31, 2005........................         $ 93
2006........................................................         $376
2007........................................................         $363
2008........................................................         $347
2009........................................................         $330
2010........................................................         $307

  Unaudited Pro Forma Interim Condensed Consolidated Financial Information

     The following unaudited pro forma interim condensed consolidated financial information presents the results of operations for the Company assuming the Travelers acquisition had occurred at the beginning of the respective periods presented. Discontinued operations and the cumulative effects of changes in accounting and the related earnings per share have been excluded from the presentation of the unaudited pro forma interim

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

condensed consolidated statements of income as these are non-recurring in nature. Additionally, the unaudited pro forma interim condensed consolidated statements of income reflect the reduction in investment income from the sale of fixed maturity securities, but does not reflect a reduction of investment income from the sale of real estate property as such investment income is reported as discontinued operations. The unaudited pro forma interim condensed consolidated statements of income do not reflect the gains (losses) on the sale of real estate property or fixed maturity securities as such gains (losses) would be reported as discontinued operations or are sales that would not be part of the normal course of business. This pro forma information does not necessarily represent what the Company's actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
REVENUES
Premiums....................................................   $19,014     $17,382
Universal life and investment-type product policy fees......     3,144       2,674
Net investment income.......................................    12,282      10,977
Other revenues..............................................     1,112         972
Net investment gains (losses)...............................       309         357
                                                               -------     -------
  Total revenues............................................    35,861      32,362
                                                               -------     -------
EXPENSES
Policyholder benefits and claims............................    19,630      17,795
Interest credited to policyholder account balances..........     3,334       3,068
Policyholder dividends......................................     1,261       1,369
Other expenses..............................................     7,249       6,419
                                                               -------     -------
  Total expenses............................................    31,474      28,651
                                                               -------     -------
Income from continuing operations before provision for
  income taxes..............................................     4,387       3,711
Provision for income taxes..................................     1,300       1,060
                                                               -------     -------
Income from continuing operations...........................   $ 3,087     $ 2,651
                                                               =======     =======
Income from continuing operations per common share
  Basic.....................................................   $  4.06     $  3.42
                                                               =======     =======
  Diluted...................................................   $  4.02     $  3.40
                                                               =======     =======
Weighted average number of common shares outstanding
  Basic.....................................................     760.6       775.0
                                                               =======     =======
  Diluted...................................................     768.0       779.6
                                                               =======     =======

     The weighted average number of common shares outstanding in the preceding table assumes the 22.4 million shares issued in connection with the Travelers acquisition were outstanding as of the beginning of the periods presented.

     Income from continuing operations per common share as presented in the preceding table does not include a deduction for the impact of the preferred stock dividend of approximately $93 million, assuming that such preferred shares had been issued as of the beginning of the periods presented, for the nine months ended September 30, 2005 and 2004. Income from continuing operations available to common shareholders per

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

common share would have been $3.94 and $3.30 for the nine months ended September 30, 2005 and 2004, respectively, deducting the impact of the preferred stock dividend.

  Restructuring Costs and Other Charges

     During fiscal 2005, as part of the integration of Travelers' operations, management approved and initiated plans to reduce approximately 1,000 domestic and international Travelers employees which is expected to be completed by December 2006.

     In the third quarter of 2005, MetLife recorded restructuring costs, including severance, relocation and outplacement services of Travelers' employees, as liabilities assumed in the purchase business combination. Management currently estimates total restructuring costs associated with such actions to approximate $49 million. Estimated restructuring expenses may change as management continues to execute the approved plan. Decreases to these estimates are recorded as an adjustment to goodwill indefinitely. Increases to these estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and will be recorded as operating expenses thereafter. The components of the restructuring costs associated with the Travelers acquisition, are as follows:

                                      ACCRUED        CASH PAYMENTS FOR        ACCRUED
                                  RESTRUCTURING AT   THREE MONTHS ENDED   RESTRUCTURING AT
                                      JULY 1,          SEPTEMBER 30,       SEPTEMBER 30,       TOTAL COSTS
                                        2005                2005                2005         INCURRED TO DATE
                                  ----------------   ------------------   ----------------   ----------------
                                                                 (IN MILLIONS)
RESTRUCTURING COST..............        $49                 $(13)               $36                $49

     There were no adjustments to the liability for restructuring costs other than cash payments during the period.

  CITISTREET ASSOCIATES

     On September 1, 2005, the Holding Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC that is primarily involved in the distribution of annuity products and retirement plans, to the education, healthcare, and not-for-profit markets, for approximately $56 million, substantially all of which has been initially allocated to goodwill within the Individual Segment. CitiStreet Associates will be integrated with MetLife Resources, a division of MetLife dedicated to providing retirement plans and financial services to the same markets. This integration is expected to be completed by January 1, 2006.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

3.  INVESTMENTS

  FIXED MATURITIES BY SECTOR AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                         SEPTEMBER 30, 2005
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 76,106    $3,082    $  716     $ 78,472     33.9%
Residential mortgage-backed
  securities...........................    43,184       351       335       43,200     18.7
Foreign corporate securities...........    33,479     2,037       301       35,215     15.2
U.S. treasury/agency securities........    25,238     1,364       134       26,468     11.4
Commercial mortgage-backed
  securities...........................    17,299       260       170       17,389      7.5
Asset-backed securities................    13,852        91        75       13,868      6.0
Foreign government securities..........     9,665     1,403        19       11,049      4.8
State and political subdivision
  securities...........................     4,564       201        43        4,722      2.0
Other fixed maturity securities........     1,055        21        38        1,038      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   224,442     8,810     1,831      231,421     99.9
Redeemable preferred stocks............       191         4         2          193      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $224,633    $8,814    $1,833     $231,614    100.0%
                                         ========    ======    ======     ========    =====
Common stocks..........................  $  1,942    $  216    $   34     $  2,124     67.2%
Nonredeemable preferred stocks.........     1,002        40         7        1,035     32.8
                                         --------    ------    ------     --------    -----
  Total equity securities..............  $  2,944    $  256    $   41     $  3,159    100.0%
                                         ========    ======    ======     ========    =====

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                          DECEMBER 31, 2004
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                            (IN MILLIONS)
U.S. corporate securities...............  $ 58,022    $ 3,870    $172     $ 61,720     34.9%
Residential mortgage-backed
  securities............................    31,683        612      65       32,230     18.2
Foreign corporate securities............    25,341      2,582      85       27,838     15.7
U.S. treasury/agency securities.........    16,534      1,314      22       17,826     10.1
Commercial mortgage-backed securities...    12,099        440      38       12,501      7.1
Asset-backed securities.................    10,784        125      33       10,876      6.2
Foreign government securities...........     7,621        973      26        8,568      4.8
State and political subdivision
  securities............................     3,683        220       4        3,899      2.2
Other fixed maturity securities.........       887        131      33          985      0.6
                                          --------    -------    ----     --------    -----
  Total bonds...........................   166,654     10,267     478      176,443     99.8
Redeemable preferred stocks.............       326         --      23          303      0.2
                                          --------    -------    ----     --------    -----
  Total fixed maturities................  $166,980    $10,267    $501     $176,746    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,412    $   244    $  5     $  1,651     75.5%
Nonredeemable preferred stocks..........       501         39       3          537     24.5
                                          --------    -------    ----     --------    -----
  Total equity securities...............  $  1,913    $   283    $  8     $  2,188    100.0%
                                          ========    =======    ====     ========    =====

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at September 30, 2005 and December 31, 2004:

                                                              SEPTEMBER 30, 2005
                          ------------------------------------------------------------------------------------------
                                                           EQUAL TO OR GREATER THAN
                              LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                          ----------------------------   ----------------------------   ----------------------------
                          ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                          FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                          ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                            (DOLLARS IN MILLIONS)
U.S. corporate
  securities............   $ 31,477        $  643          $2,255          $ 73          $ 33,732        $  716
Residential mortgage-
  backed securities.....     31,800           312             828            23            32,628           335
Foreign corporate
  securities............     11,209           256           1,407            45            12,616           301
U.S. treasury/agency
  securities............     13,436           133             145             1            13,581           134
Commercial mortgage-
  backed securities.....     10,217           157             406            13            10,623           170
Asset-backed
  securities............      7,239            63             397            12             7,636            75
Foreign government
  securities............      1,185            17              85             2             1,270            19
State and political
  subdivision
  securities............      1,186            43              15            --             1,201            43
Other fixed maturity
  securities............        367            33              54             5               421            38
                           --------        ------          ------          ----          --------        ------
  Total bonds...........    108,116         1,657           5,592           174           113,708         1,831
Redeemable preferred
  stocks................         77             2              --            --                77             2
                           --------        ------          ------          ----          --------        ------
  Total fixed
     maturities.........   $108,193        $1,659          $5,592          $174          $113,785        $1,833
                           ========        ======          ======          ====          ========        ======
Equity securities.......   $    690        $   39          $   60          $  2          $    750        $   41
                           ========        ======          ======          ====          ========        ======
Total number of
  securities in an
  unrealized loss
  position..............     10,563                           729                          11,292
                           ========                        ======                        ========

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                              DECEMBER 31, 2004
                          ------------------------------------------------------------------------------------------
                                                           EQUAL TO OR GREATER THAN
                              LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                          ----------------------------   ----------------------------   ----------------------------
                          ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                          FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                          ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                            (DOLLARS IN MILLIONS)
U.S. corporate
  securities............   $ 9,963          $120           $1,211           $52          $11,174          $172
Residential mortgage-
  backed securities.....     8,545            58              375             7            8,920            65
Foreign corporate
  securities............     3,979            71              456            14            4,435            85
U.S. treasury/agency
  securities............     5,014            22                4            --            5,018            22
Commercial mortgage-
  backed securities.....     3,920            33              225             5            4,145            38
Asset-backed
  securities............     3,927            25              209             8            4,136            33
Foreign government
  securities............       896            21              117             5            1,013            26
State and political
  subdivision
  securities............       211             2               72             2              283             4
Other fixed maturity
  securities............        46            33               26            --               72            33
                           -------          ----           ------           ---          -------          ----
  Total bonds...........    36,501           385            2,695            93           39,196           478
Redeemable preferred
  stocks................       303            23               --            --              303            23
                           -------          ----           ------           ---          -------          ----
  Total fixed
     maturities.........   $36,804          $408           $2,695           $93          $39,499          $501
                           =======          ====           ======           ===          =======          ====
Equity securities.......   $   136          $  6           $   27           $ 2          $   163          $  8
                           =======          ====           ======           ===          =======          ====
Total number of
  securities in an
  unrealized loss
  position..............     4,206                            402                          4,608
                           =======                         ======                        =======

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following table presents the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at September 30, 2005 where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                       SEPTEMBER 30, 2005
                                  ------------------------------------------------------------
                                       COST OR               GROSS              NUMBER OF
                                    AMORTIZED COST     UNREALIZED LOSSES        SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                                     (DOLLARS IN MILLIONS)
Less than six months............  $ 97,743     $263     $1,358      $81       9,029      182
Six months or greater but less
  than nine months..............     8,015       --        154       --         736        3
Nine months or greater but less
  than twelve months............     4,560       --        105       --         613       --
Twelve months or greater........     5,805       23        170        6         706       23
                                  --------     ----     ------      ---      ------      ---
  Total.........................  $116,123     $286     $1,787      $87      11,084      208
                                  ========     ====     ======      ===      ======      ===

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     This information should be read in conjunction with the significant accounting policies and estimates related to investments and the Company's evaluation of investments for impairment as disclosed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2004 included in MetLife Inc.'s 2004 Annual Report on Form 10-K filed with the SEC.

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) are as follows:

                                                          THREE MONTHS     NINE MONTHS
                                                              ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                          -------------   --------------
                                                          2005    2004     2005    2004
                                                          -----   -----   ------   -----
                                                                  (IN MILLIONS)
Fixed maturities........................................  $(98)   $ 61    $(301)   $ 92
Equity securities.......................................     4      44       91     141
Mortgage and consumer loans.............................    13      (8)      (6)     (8)
Real estate and real estate joint ventures..............     5      10        4      12
Other limited partnership interests.....................    16      52       36      42
Sales of businesses.....................................    --      --       --      23
Derivatives.............................................   (40)     35      353      (3)
Other...................................................    50      12       91      70
                                                          ----    ----    -----    ----
  Net investment gains (losses).........................  $(50)   $206    $ 268    $369
                                                          ====    ====    =====    ====

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

  TRADING SECURITIES

     Net investment income for the three months and nine months ended September 30, 2005 includes $13 million and $15 million, respectively, of gains (losses) on securities classified as trading. Of these amounts, $0.4 million and $0.8 million, respectively, relate to net gains (losses) recognized on trading securities sold during the three months and nine months ended September 30, 2005. The remaining $13 million and $14 million, respectively, for the three months and nine months ended September 30, 2005, relate to changes in fair value on trading securities held at September 30, 2005. The Company did not have any trading securities during the three months and nine months ended September 30, 2004.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca. This is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. MetLife is the majority owner of the feeder fund and consolidates the fund within its unaudited interim condensed consolidated financial statements. Approximately $509 million of Tribeca's investments are reported as trading securities in the accompanying unaudited interim condensed consolidated financial statements with changes in fair value recognized in net investment income.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

4.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                              SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                        -------------------------------   -------------------------------
                                                      CURRENT MARKET                    CURRENT MARKET
                                                      OR FAIR VALUE                     OR FAIR VALUE
                                        NOTIONAL   --------------------   NOTIONAL   --------------------
                                         AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                        --------   ------   -----------   --------   ------   -----------
                                                                  (IN MILLIONS)
Interest rate swaps...................  $22,074    $  436     $   76      $12,681     $284      $   22
Interest rate floors..................    9,725       121         --        3,325       38          --
Interest rate caps....................   22,541       185         --        7,045       12          --
Financial futures.....................    1,691        33         16          611       --          13
Foreign currency swaps................   13,556       611      1,024        8,214      150       1,302
Foreign currency forwards.............    3,615        40         85        1,013        5          57
Options...............................      525       271          3          825       37           7
Financial forwards....................    2,122        11          3          326       --          --
Credit default swaps..................    2,732        11          8        1,897       11           5
Synthetic GICs........................    5,497        --         --        5,869       --          --
Other.................................       --        --         --          450        1           1
                                        -------    ------     ------      -------     ----      ------
  Total...............................  $84,078    $1,719     $1,215      $42,256     $538      $1,407
                                        =======    ======     ======      =======     ====      ======

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 its types and uses of derivative instruments. During the nine months ended September 30, 2005, the Company began using swap spread locks and credit default swaps without the use of the replication synthetic asset transaction structure. Swap spread locks are used to hedge invested assets on an economic basis against the risk of changes in credit spreads and are included in financial forwards in the preceding table. Credit default swaps are used as a means of both hedging and diversifying credit risk exposure in certain portfolios.

     In addition, during the three months ended September 30, 2005, the Company, in conjunction with the acquisition of Travelers, began using equity variance swaps, basis swaps, and currency option contracts. Equity variance swaps are used to hedge on an economic basis the risk of increases in equity volatility which affect variable annuity equity riders and are included in financial forwards in the preceding table. Basis swaps are used to better match the cash flows from assets and related liabilities and are included in interest rate swaps in the preceding table. Currency option contracts are used to hedge on an economic basis the Company's exposure to foreign currency exchange rates that result from the Company's direct foreign currency investments. They are included in options in the preceding table.

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2005, the Company was obligated to return cash collateral under its control of $164 million. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the interim condensed consolidated balance sheets. As of September 30, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $465 million, which is held in separate custodial accounts and is not reflected in the interim condensed consolidated financial statements. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2005 none of the collateral had been sold or repledged. The Company did not have any cash or other collateral related to derivative instruments at December 31, 2004.

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

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                              SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                        -------------------------------   -------------------------------
                                                        FAIR VALUE                        FAIR VALUE
                                        NOTIONAL   --------------------   NOTIONAL   --------------------
                                         AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                        --------   ------   -----------   --------   ------   -----------
                                                                  (IN MILLIONS)
Fair value............................  $ 4,430    $   57     $   67      $ 4,879     $173      $  234
Cash flow.............................    9,007        39        567        8,787       41         689
Foreign operations....................    1,849         4         81          535       --          47
Non-qualifying........................   68,792     1,619        500       28,055      324         437
                                        -------    ------     ------      -------     ----      ------
  Total...............................  $84,078    $1,719     $1,215      $42,256     $538      $1,407
                                        =======    ======     ======      =======     ====      ======

     The following table provides the settlement payments recorded in income for the:

                                                           THREE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   --------------
                                                           2005    2004    2005     2004
                                                           -----   -----   -----   ------
                                                                   (IN MILLIONS)
Qualifying hedges:
  Net investment income..................................   $15    $(44)    $19    $(111)
  Interest credited to policyholder account balances.....     5      13      17       26
  Other expenses.........................................    (2)     --      (5)      --
Non-qualifying hedges:
  Net investment gains (losses)..........................    19      12      56       48
                                                            ---    ----     ---    -----
     Total...............................................   $37    $(19)    $87    $ (37)
                                                            ===    ====     ===    =====

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                             THREE MONTHS     NINE MONTHS
                                                                ENDED            ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                            --------------   -------------
                                                             2005    2004    2005    2004
                                                            ------   -----   -----   -----
                                                                    (IN MILLIONS)
Changes in the fair value of derivatives..................  $  (3)   $(70)   $(74)    $ 5
Changes in the fair value of the items hedged.............      3      83      76      23
                                                            -----    ----    ----     ---
Net ineffectiveness of fair value hedging activities......  $  --    $ 13    $  2     $28
                                                            =====    ====    ====     ===

     All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

  CASH FLOW HEDGES

     The Company designates and accounts for the following as cash flow hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) treasury futures to hedge against changes in value of securities to be acquired; (v) treasury futures to hedge against changes in interest rates on liabilities to be issued; and (vi) financial forwards to gain exposure to the investment risk and return of securities not yet available.

     For the three months and nine months ended September 30, 2005, the Company recognized net investment gains (losses) of $4 million and $(24) million, respectively, which represented the ineffective portion of all cash flow hedges. For the three months and nine months ended September 30, 2004, the Company recognized net investment gains (losses) of $24 million and $(5) million, respectively, which represented the ineffective portion of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and nine months ended September 30, 2005, due to discontinuance of the cash flow hedge because the transaction did not occur on the anticipated date or in the additional time period permitted by SFAS 133 were losses of $1 million and $29 million, respectively. Such amounts for the three months and nine months ended September 30, 2004, were losses of $5 million and $48 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                   THREE MONTHS     NINE MONTHS                   THREE MONTHS     NINE MONTHS
                                       ENDED           ENDED        YEAR ENDED        ENDED           ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                       2005            2005            2004           2004            2004
                                   -------------   -------------   ------------   -------------   -------------
                                                                  (IN MILLIONS)
Other comprehensive income (loss)
  balance at the beginning of the
  period.........................      $(211)          $(456)         $(417)          $(273)          $(417)
Gains (losses) deferred in other
  comprehensive income (loss) on
  the effective portion of cash
  flow hedges....................        (25)            189            (97)                             97
Amounts reclassified to net
  investment gains (losses)......          7              38             63               7              59
Amounts reclassified to net
  investment income..............          1               2              2               1               2
Amortization of transition
  adjustment.....................         --              (1)            (7)             --              (6)
                                       -----           -----          -----           -----           -----
Other comprehensive income (loss)
  balance at the end of the
  period.........................      $(228)          $(228)         $(456)          $(265)          $(265)
                                       =====           =====          =====           =====           =====

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts and foreign currency swaps to hedge portions of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and nine months ended September 30, 2005 or 2004.

     In the Company's consolidated statements of stockholders' equity for the nine months ended September 30, 2005, losses of $103 million were recorded on foreign currency contracts used to hedge its net investments in foreign operations. At September 30, 2005 and December 31, 2004, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income
(loss) ("AOCI") related to these hedges was approximately $161 million and $57 million, respectively. When substantially all of the net investments in foreign operations are sold or liquidated, the amounts in AOCI are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and treasury futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to minimize its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities;
(iv) credit default swaps to minimize its exposure to adverse movements in credit; (v) equity futures, equity options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products;
(vi) swap spread locks to hedge invested assets against the risk of changes in credit spreads; (vii) synthetic guaranteed interest contracts ("GICs") to synthetically create traditional GICs; and (viii) replication synthetic asset transactions ("RSATs") and total rate of return swaps ("TRRs")

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

to synthetically create investments; and (ix) basis swaps to better match the cash flows from assets and related liabilities.

     Effective at the date of acquisition, the Travelers' derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated and were included with the Company's other nonqualifying derivative positions from the date of acquisition through September 30, 2005. For the three months and nine months ended September 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of $(64) million and $368 million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and nine months ended September 30, 2004, the Company recognized as net investment gains (losses) changes in fair value of $(14) million and $(16) million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and nine months ended September 30, 2005, the Company recorded changes in fair value of $(16) million and $(5) million, respectively, as interest credited to policyholder account balances related to derivatives that do not qualify for hedge accounting. The Company did not have interest credited to policyholder account balances related to such derivatives for the three months and nine months ended September 30, 2004.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed rate of return contracts, guaranteed minimum withdrawal, accumulation, and interest benefit contracts, and modified coinsurance contracts. The fair value of the Company's embedded derivative assets was $51 million and $46 million at September 30, 2005 and December 31, 2004, respectively. The fair value of the Company's embedded derivative liabilities was $50 million and $26 million at September 30, 2005 and December 31, 2004, respectively. The amounts recorded in net investment gains (losses) during the three months and nine months ended September 30, 2005, were gains of $63 million and $65 million, respectively. The amounts included in net investment gains (losses) during the three months and nine months ended September 30, 2004, were losses of $32 million and gains of $5 million, respectively.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Liabilities and assets designated to the closed block are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
                                                                     (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................     $42,541        $42,348
Other policyholder funds....................................         260            258
Policyholder dividends payable..............................         756            690
Policyholder dividend obligation............................       1,735          2,243
Payables under securities loaned transactions...............       5,623          4,287
Other liabilities...........................................         297            199
                                                                 -------        -------
     Total closed block liabilities.........................      51,212         50,025
                                                                 -------        -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $29,350 and $27,757, respectively)....      30,875         29,766
  Equity securities available-for-sale, at fair value (cost:
     $1,043 and $898, respectively).........................       1,170            979
  Mortgage loans on real estate.............................       7,782          8,165
  Policy loans..............................................       4,124          4,067
  Short-term investments....................................          66            101
  Other invested assets.....................................         490            221
                                                                 -------        -------
     Total investments......................................      44,507         43,299
Cash and cash equivalents...................................         574            325
Accrued investment income...................................         500            511
Deferred income taxes.......................................         932          1,002
Premiums and other receivables..............................         112            103
                                                                 -------        -------
     Total assets designated to the closed block............      46,625         45,240
                                                                 -------        -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................       4,587          4,785
                                                                 -------        -------
Amounts included in accumulated other comprehensive income
  (loss):
  Net unrealized investment gains, net of deferred income
     tax of $594 and $752, respectively.....................       1,058          1,338
  Unrealized derivative gains (losses), net of deferred
     income tax benefit of ($21) and ($31), respectively....         (38)           (55)
  Allocated to policyholder dividend obligation, net of
     deferred income tax benefit of ($573) and ($763),
     respectively...........................................      (1,020)        (1,356)
                                                                 -------        -------
  Total amounts included in accumulated other comprehensive
     income (loss)..........................................          --            (73)
                                                                 -------        -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................     $ 4,587        $ 4,712
                                                                 =======        =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Information regarding the closed block policyholder dividend obligation is as follows:

                                                         NINE MONTHS
                                                            ENDED             YEAR ENDED
                                                      SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                      ------------------   -----------------
                                                                  (IN MILLIONS)
Balance at beginning of period......................        $2,243              $2,130
Impact on revenues, net of expenses and income
  taxes.............................................            19                 124
Change in unrealized investment and derivative gains
  (losses)..........................................          (527)                (11)
                                                            ------              ------
Balance at end of period............................        $1,735              $2,243
                                                            ======              ======

     Closed block revenues and expenses are as follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                  2005        2004      2005       2004
                                                 -------     -------   ------     ------
                                                              (IN MILLIONS)
REVENUES
Premiums.......................................  $  735      $  759    $2,211     $2,283
Net investment income and other revenues.......     574         629     1,785      1,892
Net investment gains (losses)..................      29          24        41          9
                                                 ------      ------    ------     ------
     Total revenues............................   1,338       1,412     4,037      4,184
                                                 ------      ------    ------     ------
EXPENSES
Policyholder benefits and claims...............     852         815     2,529      2,518
Policyholder dividends.........................     371         368     1,098      1,098
Change in policyholder dividend obligation.....     (16)         85        19        125
Other expenses.................................      65          67       199        207
                                                 ------      ------    ------     ------
     Total expenses............................   1,272       1,335     3,845      3,948
                                                 ------      ------    ------     ------
Revenues, net of expenses before income
  taxes........................................      66          77       192        236
Income taxes...................................      22          28        67         85
                                                 ------      ------    ------     ------
Revenues, net of expenses and income taxes.....  $   44      $   49    $  125     $  151
                                                 ======      ======    ======     ======

     The change in maximum future earnings of the closed block is as follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                  2005        2004      2005       2004
                                                 -------     -------   ------     ------
                                                              (IN MILLIONS)
Balance at end of period.......................  $4,587      $4,756    $4,587     $4,756
Balance at beginning of period.................   4,631       4,805     4,712      4,907
                                                 ------      ------    ------     ------
Change during period...........................  $  (44)     $  (49)   $ (125)    $ (151)
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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

6.  DEBT

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Holding Company issued the following debt:

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

     At September 30, 2005, debt outstanding subsequent to the aforementioned issuances and the debt outstanding at December 31, 2004 is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Senior notes, interest rates ranging from 5.00% to 7.25%,
  maturity dates ranging from 2006 to 2035..................     $ 7,647         $6,017
Surplus notes, interest rates ranging from 7.00% to 7.88%,
  maturity dates ranging from 2005 to 2025..................         946            946
Fixed rate notes, interest rates ranging from 4.20% to
  10.50%, maturity dates ranging from 2005 to 2010..........         106            110
Capital lease obligations...................................          72             66
Other notes with varying interest rates.....................         721            273
                                                                 -------         ------
Total long-term debt........................................       9,492          7,412
Total short-term debt.......................................       1,303          1,445
                                                                 -------         ------
  Total.....................................................     $10,795         $8,857
                                                                 =======         ======

     The aggregate maturities of long-term debt as of September 30, 2005 for the Company are $281 million in 2005, $713 million in 2006, $114 million in 2007, $284 million in 2008, $74 million in 2009, $192 million in 2010, and $7,834 million thereafter.

     See also Note 7 for a description of junior subordinated debt securities of $2,134 million issued in connection with the common equity units.

7.  COMMON EQUITY UNITS

  SUMMARY

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

proceeds in a registered public offering on June 21, 2005. As described below, the common equity units consist of interests in trust preferred securities issued by MetLife Capital Trusts II and III, and stock purchase contracts issued by the Holding Company. The only assets of MetLife Capital Trusts II and III are junior subordinated debt securities issued by the Holding Company.

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

     The trust common securities, which are held by the Holding Company, represent a 3% interest in the respective Series A and Series B Trusts and are reflected as fixed maturities in the accompanying unaudited interim condensed consolidated balance sheet of MetLife, Inc. The Series A and Series B Trusts are variable interest entities in accordance with the FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"), and the Company does not consolidate its interest in MetLife Capital Trusts II and III as it is not the primary beneficiary of the respective trust.

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

     The value of the stock purchase contracts at issuance, $96.6 million, were calculated as the present value of the future contract payments due under the stock purchase contract of 1.510% through the initial stock purchase date, and 1.465% up to the subsequent stock purchase date, discounted at the interest rate on the supporting junior subordinated debt securities issued by the Holding Company, 4.82% or 4.91%. The value of the stock purchase contracts were recorded in other liabilities with an offsetting decrease in additional paid-in

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

capital. The other liability balance related to the stock purchase contracts will accrue interest at the discount rate of 4.82% or 4.91%, as applicable, with an offsetting increase to interest expense. When the contract payments are made under the stock purchase contracts they will reduce the other liability balance. During the three months ended September 30, 2005, the Holding Company increased the other liability balance for the accretion of the discount on the contract payment of $1 million and made a contract payment of $5 million.

  ISSUANCE COSTS

     In connection with these offerings, the Holding Company incurred approximately $55.3 million of issuance costs of which $5.8 million relate to the issuance of the junior subordinated debt securities which fund the Series A and Series B trust preferred securities and $49.5 million relate to the expected issuance of the common stock under the stock purchase contracts. The $5.8 million in debt issuance costs have been capitalized, are included in other assets, and will be amortized using the effective interest method over the period from issuance date of the common equity units to the initial and subsequent stock purchase date. The remaining $49.5 million of costs relate to the common stock issuance under the stock purchase contracts and have been recorded as a reduction of additional paid-in capital.

  EARNINGS PER COMMON SHARE

     The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the weighted average market price of the Holding Company's common stock is greater than or equal to the threshold appreciation price. During the period from the date of issuance through September 30, 2005, the weighted average market price of the Holding Company's common stock was less than the threshold appreciation price. Accordingly, the stock purchase contracts did not have an impact on diluted earnings common per share. See Note 14.

8.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2005.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits relating to the sale of mutual funds and other products, have been brought. As of September 30, 2005, there are approximately 318 sales practices lawsuits pending against Metropolitan Life; approximately 45 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company ("NELICO"), and New England Securities Corporation ("NES," together with New England Mutual and NELICO, collectively, "New England"); approximately 34 sales practices lawsuits pending against General American and approximately 34 sales practices lawsuits pending against Walnut Street Securities, Inc. ("Walnut Street"). Metropolitan Life, New England, General American and Walnut Street continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     Bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs' asbestos lawyers, may be resulting in an increase in the cost of resolving claims and could result in an increase in the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase or decrease in the number of claims. Metropolitan Life previously reported that it had received approximately 23,500 asbestos-related claims in 2004 and approximately 19,100 such claims in the first nine months of 2004. In the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

context of reviewing in the third quarter of 2005 certain pleadings received in 2004, it was determined that there was a small undercount of Metropolitan Life's asbestos-related claims in 2004. Accordingly, Metropolitan Life now reports that it received approximately 23,900 asbestos-related claims in 2004 and approximately 12,100 and 19,500 asbestos-related claims during the first nine months of 2005 and 2004, respectively.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of September 30, 2005, to be approximately $59 million in the aggregate, including future years.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  Property and Casualty Actions

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Two purported nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company ("MPC") in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and discovery is ongoing. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion to dismiss has been filed.

     A purported class action has been filed against MPC in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. MPC has recorded a liability in an amount the Company believes is adequate to resolve the claims underlying this matter. The amount to be paid will not be material to MPC. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. MPC, along with a number of other insurers, agreed in July 2005 to resolve this issue in a class action format. Management believes that the amount to be paid in resolution of this matter will not be material to MPC.

  Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On October 11, 2005, the trial court granted in part and denied in part defendants' motion to dismiss or strike portions of the consolidated amended complaint. Plaintiffs' motion to certify a litigation class is pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life and the Holding Company have filed

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

a petition seeking permission for an interlocutory appeal from this order. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

  Other

     A putative class action lawsuit is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases awarded in 1977, 1980, 1989, 1992, 1996 and 2001, as well as increases awarded in earlier years. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs have moved for reconsideration.

     As previously reported, the SEC is conducting a formal investigation of NES, a subsidiary of NELICO, in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES is cooperating fully with the SEC.

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

     In 2004, a New York state court granted plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Metropolitan Life's appeal from the order granting this motion is pending. In 2003, an appellate court affirmed the dismissal of fraud claims in this action. Metropolitan Life's motion for summary

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

judgment on the remaining claims is pending with the court. Plaintiffs seek compensatory damages. Metropolitan Life is vigorously defending the case.

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

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received two subpoenas from the District Attorney of the County of San Diego, California. The subpoenas seek numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker, Universal Life Resources. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

these, the California Insurance Commissioner has brought an action in California state court against MetLife, Inc., and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life Insurance Company, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company intends to vigorously defend these cases.

     In addition to those discussed above, regulators and others have made a number of inquiries of the insurance industry regarding industry brokerage practices and related matters and other inquiries may begin. It is reasonably possible that MetLife will receive additional subpoenas, interrogatories, requests and lawsuits. MetLife will fully cooperate with all regulatory inquiries and intends to vigorously defend all lawsuits.

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

     As previously disclosed, the NASD staff notified MetLife Securities, Inc. ("MSI"), NES and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., that it has made a preliminary determination to file charges of violations of the NASD's and the SEC's rules against the firms. The pending investigation was initiated after the firms reported to the NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms' consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern time, and received the same day's net asset value. The potential charges of violations of the NASD's and the SEC's rules relate to the processing of transactions received after 4:00 p.m., the firms' maintenance of books and records, supervisory procedures and responses to the NASD's information requests. Under the NASD's procedures, the firms have submitted a response to the NASD staff. The NASD staff has not made a formal recommendation regarding whether any action alleging violations of the rules should be filed. MetLife continues to cooperate fully with the NASD in its investigation.

     The staff of the NASD has notified MSI that it has made a preliminary determination to recommend charging MSI with the (i) failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans, and (ii) failure to enforce its written supervisory procedures with respect to disclosure obligations in the sale of 529 plans. This notification follows an industry-wide inquiry by the NASD examining sales of 529 plans. Under the NASD's procedures, MSI intends to respond to the NASD staff before the NASD staff makes a formal recommendation regarding whether any action alleging violations of applicable rules should be filed. MSI continues to cooperate fully with the NASD.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against Travelers Life and Annuity Company ("TLAC"), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order and the appeal is now pending before the Connecticut Supreme Court.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of The Travelers Insurance Company ("TIC"), is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking. One arbitration matter was commenced in June 2005 against Tower Square and the other unaffiliated broker-dealers with whom the registered representative was formerly registered. It is reasonably possible that other matters will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases.

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

  ARGENTINA

     As a part of the Travelers acquisition, the Company acquired Citigroup's insurance operations in Argentina. The Argentinean economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees and tax rulings could adversely affect the results of the Company. Upon acquisition, the Company established liabilities related to insurance liabilities, most significantly death and disability policy liabilities, based upon its interpretation of Argentinean law and the Company's best estimate of its obligations under such law. Additionally, the Company has established certain liabilities related to its estimated obligations associated with litigation and tax rulings related to pesification.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $2,780 million and $1,324 million at September 30, 2005 and December 31, 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2,195 million and $1,189 million, respectively, at September 30, 2005 and December 31, 2004.

  GUARANTEES

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

     In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

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

     In the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. In the third quarter of 2005, the Company released $6 million of a liability due to the expiration of indemnities provided in a prior year disposition. The Company's recorded liabilities at September 30, 2005 and December 31, 2004 for indemnities, guarantees and commitments were $8 million and $10 million, respectively.

     In conjunction with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $698 million at September 30, 2005. The credit default swaps expire at various times during the next six years.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  OTHER

     TIC, a wholly-owned subsidiary of MetLife, Inc., is a member of the Federal Home Loan Bank of Boston (the "Bank") and holds $70 million of common stock of the Bank, which is included in equity securities in the unaudited interim condensed consolidated balance sheet. TIC has also entered into several funding agreements (the "funding agreements") with the Bank whereby TIC has issued such funding agreements in exchange for cash and for which the Bank has been granted a blanket lien on TIC's residential mortgages and mortgage-backed securities to collateralize TIC's obligations under the funding agreements. TIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements, the related security agreement represented by this blanket lien, provide that upon any event of default by TIC, the Bank's recovery is limited to the amount of TIC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the Bank as of September 30, 2005 is $1 billion, which is included in policyholder account balances.

  IMPACT OF HURRICANE KATRINA

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama causing catastrophic damage to these coastal regions. In the third quarter of 2005, the Company recognized total net losses related to the catastrophe of $130 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance related premium adjustments, which impacted, most substantially, the Auto & Home and Institutional segments. The Auto & Home and Institutional segments recorded net losses related to the catastrophe of $116 million and $14 million, each net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance related premium adjustments, respectively. MetLife's gross losses from Katrina were approximately $340 million, primarily arising from the Company's homeowners business.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricane Katrina and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging the property and casualty insurance industry's exclusion of water damage from homeowners policies. While MPC is not a named party in the lawsuits, rulings in these cases may affect interpretation of its policies. Any limitation on this exclusion could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information currently known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's consolidated financial statements.

9.  EMPLOYEE BENEFIT PLANS

  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Subsidiaries of the Holding Company are sponsors and/or administrators of the defined benefit pension plans covering eligible employees and sales representatives. Retirement benefits are based upon years of credited service and final average or career average earnings history.

     Subsidiaries of the Holding Company also provide certain postemployment benefits and certain postretirement health care and life insurance benefits for retired employees, in part through insurance contracts. Employees of certain subsidiaries of the Holding Company who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for a covered

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

subsidiary, may become eligible for these postretirement benefits, at various levels, in accordance with the applicable plans.

     In connection with the acquisition of Travelers, the employees of Travelers became employees of certain subsidiaries of the Holding Company and will be credited with service recognized by Citigroup for purposes of determining eligibility and vesting under The Metropolitan Life Retirement Plan for United States Employees (the "Plan"), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the closing date of the acquisition. Neither the Holding Company nor its subsidiaries assumed an obligation for benefits earned under defined benefit plans of Citigroup or Travelers prior to the acquisition.

     A December 31 measurement date is used for all of the Company's defined benefit pension and other postretirement benefit plans.

     The components of net periodic benefit cost were as follows:

                                 PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                           -----------------------------   -----------------------------
                           THREE MONTHS     NINE MONTHS    THREE MONTHS     NINE MONTHS
                               ENDED           ENDED           ENDED           ENDED
                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                           -------------   -------------   -------------   -------------
                           2005    2004    2005    2004    2005    2004    2005    2004
                           -----   -----   -----   -----   -----   -----   -----   -----
                                                   (IN MILLIONS)
Service cost.............  $  36   $  32   $ 107   $  97   $  9    $  7    $ 28    $ 25
Interest cost............     79      78     239     234     30      28      92      90
Expected return on plan
  assets.................   (111)   (107)   (336)   (322)   (20)    (19)    (59)    (57)
Amortization of prior
  service cost...........      4       3      12      11     (4)     (5)    (14)    (15)
Amortization of prior
  actuarial losses.......     29      27      87      77      3      --      10       8
                           -----   -----   -----   -----   ----    ----    ----    ----
Net periodic benefit
  cost...................  $  37   $  33   $ 109   $  97   $ 18    $ 11    $ 57    $ 51
                           =====   =====   =====   =====   ====    ====    ====    ====

  EMPLOYER CONTRIBUTIONS

     The Company disclosed in Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in the MetLife, Inc. Annual Report on Form 10-K filed with the SEC, that those subsidiaries which participate in the pension and other postretirement benefit plans discussed above expected to contribute $32 million and $93 million, respectively, to such plans in 2005. As of September 30, 2005, contributions of $26 million have been made to the pension plans and it is anticipated that certain subsidiaries will contribute an additional $6 million to fund such pension plans in 2005, for a total of $32 million. As of September 30, 2005, contributions of $75 million have been made to the other postretirement benefit plans and it is anticipated that certain subsidiaries will contribute an additional $18 million to fund such other postretirement benefit plans in 2005 for a total of $93 million.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

10.  EQUITY

  PREFERRED STOCK

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Company issued preferred shares as follows:

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

     The Series A and Series B preferred shares (the "Preferred Shares") rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company's board of directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of (i) 1.00% above three-month LIBOR on the related LIBOR determination date, or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company's common stock -- or any other securities ranking junior to the Preferred
Shares -- unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

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

     On August 22, 2005, the Company's board of directors declared dividends of $0.286569 per share, for a total of $7 million, on the Series A preferred shares and $0.4017361 per share, for a total of $24 million, on the Series B preferred shares. Both dividends were paid on September 15, 2005 to shareholders of record as of August 31, 2005.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  COMMON STOCK

     On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the acquisition of Travelers (see Note 2), the Holding Company has currently suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common shares in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of approximately $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     See Note 7 regarding stock purchase contracts issued by the Company on June 21, 2005 in connection with the issuance of the common equity units.

     The Company did not acquire any shares of the Holding Company's common stock during the nine months ended September 30, 2005. The Company acquired 13,931,885 shares of the Holding Company's common stock for $496 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2005 and 2004, 24,568,778 and 1,268,922 shares of common stock were issued from treasury stock with a cost of $804 million and $37 million, respectively, of which 22,436,617 shares for approximately $1 billion were issued in connection with the acquisition of Travelers on July 1, 2005. See Note 2. At September 30, 2005, the Holding Company had approximately $716 million remaining on the October 26, 2004 common stock repurchase program.

  DIVIDEND RESTRICTIONS

     Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York State Department of Insurance has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. During the nine months ended September 30, 2005, Metropolitan Life paid to the Holding Company $880 million in ordinary dividends, the maximum amount which could be paid to the Holding Company in 2005 without prior regulatory approval and an additional $2,320 million in special dividends, as approved by the Superintendent. Further dividend payments to the Holding Company in 2005 require prior regulatory approval.

     Under Connecticut State Insurance Law, TIC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividend, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. TIC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TIC by the Holding Company, under Connecticut State Insurance Law all dividend payments by TIC through June 30, 2007 require prior approval of the Commissioner.

     Under Rhode Island State Insurance Law, MPC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) the next preceding two year net income reduced by capital gains and dividends paid to stockholders. MPC will be permitted to pay a stockholder dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Superintendent of Insurance and the Rhode Island Superintendent does not disapprove the distribution within 30 days of its filing. Under Rhode Island State Insurance Law, the Rhode Island Superintendent has broad discretion in determining whether the financial condition of stock property and casualty insurance company would support the payment of such dividends to its stockholders. As of December 31, 2004, the maximum amount of the ordinary dividend which could be paid to the Holding Company from MPC in 2005 without prior regulatory approval was $187 million, with a scheduled date of payment subsequent to November 16, 2005. Dividend payments prior to this date require prior insurance regulatory clearance. During the nine months ended September 30, 2005, MPC paid to the Holding Company $400 million in a special dividend, as approved by the Rhode Island Superintendent. Further dividend payments to the Holding Company in 2005 require prior regulatory approval.

     Under Delaware State Insurance Law, Metropolitan Tower Life Insurance Company ("MTL") is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding capital gains). MTL will be permitted to pay a cash dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Superintendent of Insurance (the "Delaware Superintendent") and the Delaware Superintendent does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. As of December 31, 2004, the maximum amount of the ordinary dividend which could be paid to the Holding Company from MTL in 2005 without prior regulatory approval was $119 million. During the nine months ended September 30, 2005, MTL paid to the Holding Company, $54 million in ordinary dividends, the maximum amount which could be paid to the Holding Company at the time of payment without prior regulatory approval, and an additional $873 million in special dividends, as approved by the Delaware Superintendent. Further dividend payments in 2005 require prior regulatory approval.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

11.  STOCK COMPENSATION PLANS

     The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the "Stock Incentive Plan"), authorized the granting of awards in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the "Directors Stock Plan"), authorized the granting of awards in the form of stock awards, non-qualified stock options, or a combination of the foregoing to outside Directors of the Holding Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the "2005 Stock Plan"), awards granted may be in the form of non-qualified stock options or incentive stock options qualifying under Section 422A of the Internal Revenue Code, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the "2005 Directors Stock Plan"), awards granted may be in the form of non-qualified stock options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The Stock Incentive Plan, Directors Stock Plan, 2005 Stock Plan, the 2005 Directors Stock Plan and the Long-Term Performance Compensation Plan ("LTPCP"), as described below, are hereinafter collectively referred to as the "Incentive Plans."

     The aggregate number of shares reserved for issuance under the 2005 Stock Plan is 68,000,000 plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of stock options. At the commencement of the 2005 Stock Plan, additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 11,917,472. Each share issued under the 2005 Stock Plan in connection with a stock option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than stock options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000.

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

     Effective January 1, 2003, the Company elected to prospectively apply the fair value method of accounting for stock options granted by the Company subsequent to December 31, 2002. As permitted under SFAS 148, stock options granted prior to January 1, 2003 will continue to be accounted for under APB No. 25, Accounting for Stock Issued to Employees ("APB 25"). Had compensation expense for grants awarded prior to January 1, 2003 been determined based on fair value at the date of grant in accordance with

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

SFAS 123, the Company's earnings and earnings per common share amounts would have been reduced to the following pro forma amounts:

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ----------------------   ---------------------
                                                    2005          2004       2005         2004
                                                  --------      --------   --------     --------
                                                   (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
Net income......................................    $ 773         $ 695     $4,005       $2,247
Preferred stock dividend........................       31            --         31           --
                                                    -----         -----     ------       ------
Net income available to common shareholders.....      742           695      3,974        2,247
Add: Stock option-based employee compensation
  expense included in reported net income, net
  of income taxes...............................        8             7         24           20
Deduct: Total stock option-based employee
  compensation determined under fair value based
  method for all awards, net of income taxes....       (9)          (11)       (26)         (34)
                                                    -----         -----     ------       ------
Pro forma net income available to common
  shareholders(1)...............................    $ 741         $ 691     $3,972       $2,233
                                                    =====         =====     ======       ======
BASIC EARNINGS PER COMMON SHARE
As reported.....................................    $0.98         $0.93     $ 5.33       $ 2.98
                                                    =====         =====     ======       ======
Pro forma(1)....................................    $0.98         $0.92     $ 5.33       $ 2.96
                                                    =====         =====     ======       ======
DILUTED EARNINGS PER COMMON SHARE
As reported.....................................    $0.97         $0.92     $ 5.28       $ 2.97
                                                    =====         =====     ======       ======
Pro forma(1)....................................    $0.96         $0.92     $ 5.27       $ 2.95
                                                    =====         =====     ======       ======

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

     The Company also awards long-term stock-based compensation to certain members of management. Under the LTPCP, awards are payable in their entirety at the end of a three-year performance period. Each participant was assigned a target compensation amount at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company's stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company's Board of Directors. Final awards may be paid in whole or in part with shares of the Holding Company's stock, as approved by the Holding Company's Board of Directors. Beginning in 2005, no further LTPCP target compensation amounts were set. Instead, certain members of management were awarded Performance Shares under the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to
2.0. The factor applied is based on measurements of the Holding Company's performance with respect to net operating earnings and total shareholder return, as defined, with reference to the three-year performance period relative to other companies in the Standard and

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Poor's Insurance Index with reference to the same three-year period. Performance Share awards will normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies) and will be payable entirely in shares of the Holding Company's stock. On April 15, 2005, the Company granted 1,036,950 Performance Shares for which the total fair value on the date of grant was approximately $40 million. For the three months and nine months ended September 30, 2005, compensation expense related to the LTPCP and Performance Shares was $14 million and $36 million, respectively. For the three months and nine months ended September 30, 2004, compensation expense related to the LTPCP was $14 million and $35 million, respectively.

     For the three months and nine months ended September 30, 2005, the aggregate stock-based compensation expense related to the Incentive Plans was $27 million and $73 million, respectively, including stock-based compensation for non-employees of $55 thousand and $263 thousand, respectively. For the three months and nine months ended September 30, 2004, the aggregate stock-based compensation expense related to the Incentive Plans was $25 million and $65 million, respectively, including stock-based compensation for non-employees of $71 thousand and $403 thousand, respectively.

12.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                               ------------------   ------------------
                                                2005        2004     2005        2004
                                               -------     ------   -------     ------
                                                            (IN MILLIONS)
Net income...................................  $   773     $  695   $ 4,005     $2,247
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative
     instruments, net of income taxes........      (11)        (5)      177         80
  Unrealized investment-related gains
     (losses), net of related offsets and
     income taxes............................   (1,177)     1,021    (1,246)      (134)
  Cumulative effect of a change in
     accounting, net of income taxes.........       --         --        --         90
  Foreign currency translation adjustments...      (19)        61       (60)       (34)
  Minimum pension liability adjustment.......       --         --        47         --
                                               -------     ------   -------     ------
Other comprehensive income (loss):...........   (1,207)     1,077    (1,082)         2
                                               -------     ------   -------     ------
     Comprehensive income (loss).............  $  (434)    $1,772   $ 2,923     $2,249
                                               =======     ======   =======     ======

13.  OTHER EXPENSES

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                2005        2004      2005        2004
                                               -------     -------   -------     -------
                                                             (IN MILLIONS)
Compensation.................................  $  861      $  706    $ 2,284     $ 2,089
Commissions..................................     939         705      2,356       2,155
Interest and debt issue cost.................     194         123        462         284
Amortization of policy acquisition costs.....     650         475      1,757       1,418
Capitalization of policy acquisition costs...    (936)       (751)    (2,561)     (2,367)
Rent, net of sublease income.................      71          60        229         184
Minority interest............................      54          27        113         117
Other........................................     782         588      1,951       1,765
                                               ------      ------    -------     -------
  Total other expenses.......................  $2,615      $1,933    $ 6,591     $ 5,645
                                               ======      ======    =======     =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

14.  EARNINGS PER COMMON SHARE

     The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                          ---------------------------   ---------------------------
                                              2005           2004           2005           2004
                                          ------------   ------------   ------------   ------------
                                            (IN MILLIONS, EXCEPT SHARE AND PER COMMON SHARE DATA)
Weighted average common stock
  outstanding for basic earnings per
  common share..........................   759,837,955    749,217,335    745,675,472    753,814,045
Incremental common shares from assumed:
  Exercise of stock options.............     8,623,494      4,134,660      6,968,350      3,519,095
  Issuance under LTPCP..................       237,830             --        420,847             --
                                          ------------   ------------   ------------   ------------
Weighted average common stock
  outstanding for diluted earnings per
  common share..........................   768,699,279    753,351,995    753,064,669    757,333,140
                                          ============   ============   ============   ============
INCOME FROM CONTINUING OPERATIONS PER
  COMMON SHARE..........................  $        739   $        679   $      2,547   $      2,145
                                          ============   ============   ============   ============
  Basic.................................  $       0.97   $       0.91   $       3.42   $       2.85
                                          ============   ============   ============   ============
  Diluted...............................  $       0.96   $       0.90   $       3.38   $       2.83
                                          ============   ============   ============   ============
INCOME FROM DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES, PER COMMON SHARE.....  $         34   $         16   $      1,458   $        188
                                          ============   ============   ============   ============
  Basic.................................  $       0.04   $       0.02   $       1.96   $       0.25
                                          ============   ============   ============   ============
  Diluted...............................  $       0.04   $       0.02   $       1.94   $       0.25
                                          ============   ============   ============   ============
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING, NET OF INCOME TAXES, PER
  COMMON SHARE..........................  $         --   $         --   $         --   $        (86)
                                          ============   ============   ============   ============
  Basic.................................  $         --   $         --   $         --   $      (0.11)
                                          ============   ============   ============   ============
  Diluted...............................  $         --   $         --   $         --   $      (0.11)
                                          ============   ============   ============   ============
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS PER COMMON SHARE.........  $        742   $        695   $      3,974   $      2,247
                                          ============   ============   ============   ============
  Basic.................................  $       0.98   $       0.93   $       5.33   $       2.98
                                          ============   ============   ============   ============
  Diluted...............................  $       0.97   $       0.92   $       5.28   $       2.97
                                          ============   ============   ============   ============

15.  BUSINESS SEGMENT INFORMATION

     The Company provides insurance and financial services to customers in the United States, Asia Pacific, Latin America, and Europe. The Company's business is divided into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

     As a part of the Travelers acquisition, management realigned certain products and services within several of its segments to better conform to the way it intends to manage and assess the business going forward.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Accordingly, all prior period segment results have been adjusted to reflect such product reclassifications. Also in connection with the Travelers acquisition, management has utilized its economic capital model to evaluate the deployment of capital based upon the unique and specific nature of the risks inherent in the Company's existing and newly acquired businesses and has adjusted such allocations based upon this model.

     Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowner's and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. Through the Company's majority-owned subsidiary, Reinsurance Group of America, Incorporated, Reinsurance provides reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets.

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, N.A. ("MetLife Bank"), a national bank, and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See
Note 16 for disclosures regarding discontinued operations, including real estate.

     Set forth in the tables below is certain financial information with respect to the Company's segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2005 and 2004. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation system that allows the Company to effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding certain net investment gains (losses), net of income taxes, adjustments related to net investment gains (losses), net of income taxes, and the impact from the cumulative effect of changes in accounting, net of income taxes. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

FOR THE THREE MONTHS ENDED                                           AUTO &                                 CORPORATE &
SEPTEMBER 30, 2005                      INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER      TOTAL
--------------------------------------  -------------   ----------   ------   -------------   -----------   -----------   ------
                                                                             (IN MILLIONS)
Premiums..............................     $3,066         $1,140      $716        $614           $976          $  2       $6,514
Universal life and investment-type
  product policy fees.................        197            746        --         170             (2)            1        1,112
Net investment income.................      1,684          1,745        46         238            158           217        4,088
Other revenues........................        163            150         8           9             13             5          348
Net investment gains (losses).........        (81)           (41)       (5)          5              7            65          (50)
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes..........        514            430       (59)         30             44            26          985

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

FOR THE THREE MONTHS ENDED                                           AUTO &                                 CORPORATE &
SEPTEMBER 30, 2004                      INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER      TOTAL
--------------------------------------  -------------   ----------   ------   -------------   -----------   -----------   ------
                                                                             (IN MILLIONS)
Premiums..............................     $2,662         $1,032      $740        $437           $819          $(11)      $5,679
Universal life and investment-type
  product policy fees.................        183            461        --          90             --             2          736
Net investment income.................      1,127          1,498        40         151            134           109        3,059
Other revenues........................        159            102         8           2             13             8          292
Net investment gains (losses).........        104            125        (1)          3            (19)           (6)         206
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes..........        501            383        40          60             21           (36)         969

FOR THE NINE MONTHS ENDED                                          AUTO &                                 CORPORATE &
SEPTEMBER 30, 2005                    INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------------------------  -------------   ----------   ------   -------------   -----------   -----------   -------
                                                                            (IN MILLIONS)
Premiums............................     $8,744         $3,233     $2,182      $1,550         $2,807         $  (2)     $18,514
Universal life and investment-type
  product policy fees...............        575          1,726         --         414             --             1        2,716
Net investment income...............      4,251          4,836        135         582            445           535       10,784
Other revenues......................        487            367         25          11             45            13          948
Net investment gains (losses).......        131            191         (9)         12             28           (85)         268
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes........      1,692          1,526        180         214             94          (110)       3,596

FOR THE NINE MONTHS ENDED                                          AUTO &                                 CORPORATE &
SEPTEMBER 30, 2004                    INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------------------------  -------------   ----------   ------   -------------   -----------   -----------   -------
                                                                            (IN MILLIONS)
Premiums............................     $7,519         $3,033     $2,211      $1,229         $2,431         $ (23)     $16,400
Universal life and investment-type
  product policy fees...............        534          1,325         --         259             --             2        2,120
Net investment income...............      3,378          4,494        130         410            381           283        9,076
Other revenues......................        489            314         23          14             40             9          889
Net investment gains (losses).......        248            134         (6)         26             35           (68)         369
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes........      1,642            988        189         258            105          (220)       2,962

     The following table presents assets with respect to the Company's segments, as well as Corporate & Other, at:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Institutional...............................................    $177,714        $132,054
Individual..................................................     227,575         164,847
Auto & Home.................................................       5,599           5,445
International...............................................      17,519          14,754
Reinsurance.................................................      15,270          15,482
Corporate & Other...........................................      39,142          24,226
                                                                --------        --------
  Total.....................................................    $482,819        $356,808
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

     Revenues derived from any one customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $10,581 million and $29,511 million for the three months and nine months ended September 30, 2005, respectively, which represented 88% and 89% of consolidated revenues, respectively. Revenues from U.S. operations were $8,989 million and $26,012 million for the three months and nine months ended September 30, 2004, respectively, which both represented 90% of consolidated revenues.

16.  DISCONTINUED OPERATIONS

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

     The following table presents the components of income from discontinued real estate operations:

                                                        THREE MONTHS     NINE MONTHS
                                                            ENDED           ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                        -------------   --------------
                                                        2005    2004     2005    2004
                                                        -----   -----   ------   -----
                                                                (IN MILLIONS)
Investment income.....................................  $  8    $ 89    $  128   $ 320
Investment expense....................................   (10)    (54)      (76)   (181)
Net investment gains..................................    46     (16)    1,969     136
                                                        ----    ----    ------   -----
  Total revenues......................................    44      19     2,021     275
Interest expense......................................    --      --        --      13
Provision for income taxes............................    17       6       719      92
                                                        ----    ----    ------   -----
  Income from discontinued operations, net of income
     taxes............................................  $ 27    $ 13    $1,302   $ 170
                                                        ====    ====    ======   =====

     The carrying value of real estate related to discontinued operations was $187 million and $1,157 million at September 30, 2005 and December 31, 2004, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following table shows the discontinued real estate operations by segment:

                                                          THREE MONTHS     NINE MONTHS
                                                              ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                          -------------   -------------
                                                          2005    2004     2005    2004
                                                          -----   -----   ------   ----
                                                                  (IN MILLIONS)
Net investment income
  Institutional.........................................   $--    $  8    $   12   $ 19
  Individual............................................    --       6        14     22
  Corporate & Other.....................................    (2)     21        26     98
                                                           ---    ----    ------   ----
     Total net investment income........................   $(2)   $ 35    $   52   $139
                                                           ===    ====    ======   ====
Net investment gains (losses)
  Institutional.........................................   $--    $ (5)   $  241   $ (3)
  Individual............................................    41       1       373      4
  Corporate & Other.....................................     5     (12)    1,355    135
                                                           ---    ----    ------   ----
     Total net investment gains (losses)................   $46    $(16)   $1,969   $136
                                                           ===    ====    ======   ====
Interest expense
  Corporate & Other.....................................    --      --        --     13
                                                           ---    ----    ------   ----
     Total interest expense.............................   $--    $ --    $   --   $ 13
                                                           ===    ====    ======   ====

     In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. The gains are included in income from discontinued operations in the accompanying unaudited interim condensed consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and related equipment and is leasing space in the property for 20 years with optional renewal periods through 2205.

     In the second quarter of 2004, the Company sold one of its real estate investments, Sears Tower, resulting in a realized gain of $85 million, net of income taxes.

  OPERATIONS

     On September 29, 2005, the Company completed the sale of P.T. Sejahtera ("MetLife Indonesia") to a third party resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income from discontinued operations of $7 million, net of income taxes, for the three months ended September 30, 2005. The Company reclassified the assets, liabilities and operations of MetLife Indonesia into discontinued operations for all periods presented.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following tables present the amounts related to the operations and financial position of MetLife Indonesia that has been combined with the discontinued real estate operations in the consolidated income statements:

                                                              THREE MONTHS     NINE MONTHS
                                                                 ENDED            ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                             --------------   -------------
                                                             2005     2004    2005    2004
                                                             -----    -----   -----   -----
                                                                     (IN MILLIONS)
Revenues from discontinued operations......................   $ 1      $ 1     $ 5     $ 4
Expenses from discontinued operations......................     4        3      10       9
                                                              ---      ---     ---     ---
Income from discontinued operations before provision for
  income taxes.............................................    (3)      (2)     (5)     (5)
Provision for income taxes.................................    --       --      --      --
                                                              ---      ---     ---     ---
  Income from discontinued operations, net of income
     taxes.................................................    (3)      (2)     (5)     (5)
Net investment gains, net of income taxes..................    10       --      10      --
                                                              ---      ---     ---     ---
  Income from discontinued operations, net of income
     taxes.................................................   $ 7      $(2)    $ 5     $(5)
                                                              ===      ===     ===     ===

                                                                  AS OF
                                                              DECEMBER 31,
                                                                  2004
                                                              -------------
                                                              (IN MILLIONS)
Fixed maturities............................................       $17
Short-term investments......................................         1
Cash and cash equivalents...................................         3
Deferred policy acquisition costs...........................         9
Premiums and other receivables..............................         1
                                                                   ---
  Total assets held-for-sale................................       $31
                                                                   ===
Future policy benefits......................................       $ 5
Policyholder account balances...............................        12
Other policyholder funds....................................         7
Other liabilities...........................................         4
                                                                   ---
  Total liabilities held-for-sale...........................       $28
                                                                   ===

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for the period ended December 31, 2004 and all preceding periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

for the nine months ended September 30, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

     The operations of SSRM include affiliated revenues of $5 million for the nine months ended September 30, 2005 and $14 million and $44 million, respectively, for the three months and nine months ended September 30, 2004, related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continue after the sale of SSRM. The following tables present the amounts related to operations and financial position of SSRM that have been combined with the discontinued real estate operations in the consolidated income statements:

                                                            THREE MONTHS     NINE MONTHS
                                                                ENDED           ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                            -------------   -------------
                                                                2004        2005    2004
                                                            -------------   -----   -----
                                                                    (IN MILLIONS)
Revenues from discontinued operations.....................       $70        $ 19    $224
Expenses from discontinued operations.....................        61          38     185
                                                                 ---        ----    ----
Income from discontinued operations before provision for
  income taxes............................................         9         (19)     39
Provision for income taxes................................         4          (5)     16
                                                                 ---        ----    ----
  Income from discontinued operations, net of income
     taxes................................................         5         (14)     23
Net investment gain, net of income taxes..................        --         165      --
                                                                 ---        ----    ----
  Income from discontinued operations, net of income
     taxes................................................       $ 5        $151    $ 23
                                                                 ===        ====    ====

                                                                  AS OF
                                                              DECEMBER 31,
                                                                  2004
                                                              -------------
                                                              (IN MILLIONS)
Equity securities...........................................      $ 49
Real estate and real estate joint ventures..................        96
Short-term investments......................................        33
Other invested assets.......................................        20
Cash and cash equivalents...................................        55
Premiums and other receivables..............................        38
Other assets................................................        88
                                                                  ----
  Total assets held-for-sale................................      $379
                                                                  ====
Short-term debt.............................................      $ 19
Current income taxes payable................................         1
Deferred income taxes payable...............................         1
Other liabilities...........................................       219
                                                                  ----
  Total liabilities held-for-sale...........................      $240
                                                                  ====

17.  SUBSEQUENT EVENTS

     On November 1, 2005, the Company repaid a maturing 7% $250 million surplus note.

     On October 25, 2005, the Holding Company's Board of Directors approved an annual dividend for 2005 of $0.52 per common share payable on December 15, 2005 to shareholders of record on November 7, 2005. The 2005 dividend represents a 13% increase from the 2004 annual dividend of $0.46 per common share. The Company estimates the aggregate dividend payment to be approximately $400 million.

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

ACQUISITIONS AND DISPOSITIONS

     On September 29, 2005, the Company completed the sale of P.T. Sejahtera ("MetLife Indonesia") to a third party resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income from discontinued operations of $7 million, net of income taxes, for the three months ended September 30, 2005. The Company reclassified the assets, liabilities and operations of MetLife Indonesia into discontinued operations for all periods presented.

     On September 1, 2005, the Holding Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC that is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for approximately $56 million. CitiStreet Associates will be integrated with MetLife Resources, a division of MetLife dedicated to providing retirement plans and financial services to the same markets. This integration is expected to be completed by January 1, 2006.

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company ("TIC"), excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup Inc.'s international insurance businesses (collectively, "Travelers"), for $12.0 billion. The results of Travelers operations have been included in the consolidated financial statements beginning July 1, 2005. As a result of the acquisition, the Company is expecting to increase significantly the size and scale in its core insurance and annuity products and expand its presence in both the retirement & savings domestic markets, as well as the international markets. It also expects that the distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both the Company and Citigroup and interpretation of the provisions of the acquisition agreement by both parties. In addition to the cash on-hand, the purchase price was financed through the issuance of common stock as described above, debt securities, common equity units, and preferred shares. See
"-- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources." The $7.0 billion unsecured senior bridge credit facility entered into by the Holding Company on May 16, 2005 to finance a portion of the purchase price of Travelers was terminated unused on July 1, 2005.

     On January 31, 2005, the Holding Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for the period ended December 31, 2004 and all preceding periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the nine months ended September 30, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

IMPACT OF HURRICANE KATRINA

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama causing catastrophic damage to these coastal regions. In the third quarter of 2005, the Company recognized total net losses related to the catastrophe of $130 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance related premium adjustments, which impacted, most substantially, the Auto & Home and Institutional segments. The Auto & Home and Institutional segments recorded net losses related to the catastrophe of $116 million and $14 million, each net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance related premium adjustments, respectively. MetLife's gross losses from Katrina were approximately $340 million, primarily arising from the Company's homeowners business.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricane Katrina and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging the property and casualty insurance industry's exclusion of water damage from homeowners policies. While Metropolitan Property and Casualty Insurance Company is not a named party in the lawsuits, rulings in these cases may affect interpretation of its policies. Any limitation on this exclusion could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information currently known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's consolidated financial statements.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) the liability for litigation and regulatory matters; (ix) accounting for reinsurance transactions; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

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

     VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

  GOODWILL

     Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company's business segments. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using discounted cash flow models. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

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

FINANCIAL CONDITION

     As a result of the Travelers acquisition, the Company expects to increase significantly the size and scale in its core insurance and annuity products and expand its presence in both the retirement & savings domestic markets, as well as, the international markets. It also expects that the distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry.

     The Travelers assets and liabilities acquired of $102 billion and $90 billion, respectively, have been included in the consolidated balance sheet of the Company at their estimated fair market values as of the date of acquisition, July 1, 2005, and significantly increased the Company's assets and liabilities as included in the unaudited condensed consolidated financial statements of the Company as of September 30, 2005 as included elsewhere herein. The purchase price of $12 billion was financed through the issuance of common stock of $1 billion, preferred stock of $2 billion, common equity units of $2 billion, and debt securities of $3 billion and cash of $4 billion.

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

     Management's discussion and analysis which follows isolates, in order to be meaningful, the results of the Travelers acquisition in the period over period comparison as the Travelers acquisition was not included in the results of the Company until July 1, 2005. The Travelers' amounts which have been isolated represent the results of the Travelers legal entities which have been acquired. During the three months ended September 30, 2005, these amounts represent the impact of the Travelers acquisition; however, as business currently transacted through the Travelers acquired legal entities is transitioned to legal entities already owned by the Company, some of which has already occurred, the identification of the Travelers legal entity business will not necessarily be indicative of the impact of the Travelers acquisition on the results of the Company.

     As a part of the Travelers acquisition, management realigned certain products and services within several of its segments to better conform to the way it intends to manage and assess the business going forward. Accordingly, all prior period segment results have been adjusted to reflect such product reclassifications. Also in connection with the Travelers acquisition, management has utilized its economic capital model to evaluate the deployment of capital based upon the unique and specific nature of the risks inherent in the Company's existing and newly acquired businesses and has adjusted such allocations based upon this model.

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     The Company reported $742 million in net income available to common shareholders and diluted earnings per common share of $0.97 for the three months ended September 30, 2005 compared to $695 million in net income available to common shareholders and diluted earnings per common share of $0.92 for the three months ended September 30, 2004. The acquisition of Travelers contributed $181 million to net income available to common shareholders for the three months ended September 30, 2005. Excluding the impact of Travelers, net income available to common shareholders decreased by $134 million in the 2005 period. The three months ended September 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $31 million, net of income taxes, for the three months ended September 30, 2005 and a benefit of $9 million, net of income taxes, in the comparable 2004 period. Excluding the impact of these items, net income available to common shareholders decreased by $156 million for the three months ended September 30, 2005 compared to the prior 2004 period.

     Net investment gains (losses) decreased by $163 million, net of income taxes, for the three months ended September 30, 2005 as compared to the corresponding period in 2004. The acquisition of Travelers contributed a loss of $10 million, net of income taxes, to this decrease. Excluding the impact of Travelers, net investment gains (losses) decreased by $153 million, net of income taxes, in the 2005 period. This decrease is primarily due to losses on fixed maturity security sales resulting from portfolio repositioning in the 2005 period and losses from the mark-to-market on derivatives in the 2005 period. The derivative losses resulted from changes in the value of the dollar versus major currencies, including the euro and pound sterling, and changes in U.S. interest rates during the three months ended September 30, 2005.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     The Company reported $3,974 million in net income available to common shareholders and diluted earnings per common share of $5.28 for the nine months ended September 30, 2005 compared to $2,247 million in net income available to common shareholders and diluted earnings per common share of $2.97 for the nine months ended September 30, 2004. The acquisition of Travelers contributed $181 million to net income available to common shareholders for the nine months ended September 30, 2005. Excluding the impact of Travelers, net income available to common shareholders increased by $1,546 million in the 2005 period. The nine months ended September 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $71 million, net of income taxes, to the nine months ended September 30, 2005 and a benefit of $113 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, net income available to common shareholders increased by $1,588 million for the nine months ended September 30, 2005 compared to the prior 2004 period.

     In the second quarter of 2005, the Company completed the sale of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, which combined resulted in a gain of $1,193 million, net of income taxes. In the second quarter of 2004 the Company completed the sale of the Sears Tower property resulting in a gain of $85 million, net of income taxes. During the first quarter of 2005, the Company completed the sale of SSRM and recognized a gain of $165 million. Accordingly, income from discontinued operations, and correspondingly net income, increased by $1,270 million for the nine months ended September 30, 2005 compared to the 2004 period as a result of gains associated with the sale of these real estate properties and the sale of SSRM.

     These increases were partially offset by a decrease in net investment gains (losses) of $64 million, net of income taxes, for the nine months ended September 30, 2005 as compared to the corresponding period in 2004. The acquisition of Travelers contributed a loss of $10 million, net of income taxes, to this decrease. Excluding the impact of Travelers, net investment gains (losses) decreased by $54 million, net of income taxes, in the 2005 period. This decrease is primarily due to losses on fixed maturity security sales resulting from continuing portfolio repositioning in the 2005 period, as well as higher gains from the sale of equity securities in the 2004 period. Significantly offsetting these reductions is an increase in gains from the mark-to-market on derivatives in 2005. The derivative gain resulted from changes in the value of the dollar versus major currencies, including the euro and pound sterling, and changes in U.S. interest rates during the nine months ended September 30, 2005.

     The increase in net income available to common shareholders during the nine months ended September 30, 2005 as compared to the same period in the prior year is partially due to the decrease in net income available to common shareholders in the prior year of $86 million, net of income taxes, as a result of a cumulative effect of a change in accounting principle in 2004 recorded in accordance with Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1").

     The remaining increase in net income available to common shareholders of $286 million is attributable to the increase in total revenues, offset by a commensurate increase in total expenses resulting from business growth as described in the discussion of results for the Company and by segment.

  INDUSTRY TRENDS

     The Company's segments continue to be influenced by a variety of trends that affect the industry, as well as the Company.

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

     Improving Economy. A recovery in the employment market combined with higher corporate confidence should improve demand for group insurance and retirement & savings type products. Group insurance premium growth, for example, life and disability, are closely tied to employers' total payroll growth. Additionally, the potential market for these products is expanded by new business creation. Bond portfolio credit losses have also benefited from an increasingly healthy economy.

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

     Life insurers are well positioned to address the Baby Boomers' rapidly increasing need for savings tools and for income protection. In light of recent Social Security reform and pension solvency concerns, "protection" is what sets the U.S. life insurance industry apart from other financial services providers pursuing the retiring Baby Boomer segment. The Company believes that, among life insurers, those with strong brands, high financial strength ratings, and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to Baby Boomers.

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

     Regulatory Changes. The life insurance industry is regulated at the state level, with some products also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulation recently adopted or currently under review can potentially impact the reserve and capital requirements for several of the industry's products. In addition, regulators have undertaken market and sales practices reviews of several markets or products including equity-indexed annuities, variable annuities and group products.

DISCUSSION OF RESULTS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                               2005        2004     2005        2004
                                              -------     ------   -------     -------
                                                           (IN MILLIONS)
REVENUES
Premiums....................................  $ 6,514     $5,679   $18,514     $16,400
Universal life and investment-type product
  policy fees...............................    1,112        736     2,716       2,120
Net investment income.......................    4,088      3,059    10,784       9,076
Other revenues..............................      348        292       948         889
Net investment gains (losses)...............      (50)       206       268         369
                                              -------     ------   -------     -------
  Total revenues............................   12,012      9,972    33,230      28,854
                                              -------     ------   -------     -------
EXPENSES
Policyholder benefits and claims............    6,837      5,924    19,018      16,775
Interest credited to policyholder account
  balances..................................    1,149        739     2,764       2,220
Policyholder dividends......................      426        407     1,261       1,252
Other expenses..............................    2,615      1,933     6,591       5,645
                                              -------     ------   -------     -------
  Total expenses............................   11,027      9,003    29,634      25,892
                                              -------     ------   -------     -------
Income from continuing operations before
  provision for income taxes................      985        969     3,596       2,962
Provision for income taxes..................      246        290     1,049         817
                                              -------     ------   -------     -------
Income from continuing operations...........      739        679     2,547       2,145
Income from discontinued operations, net of
  income taxes..............................       34         16     1,458         188
                                              -------     ------   -------     -------
Income before cumulative effect of a change
  in accounting.............................      773        695     4,005       2,333
Cumulative effect of a change in accounting,
  net of income taxes.......................       --         --        --         (86)
                                              -------     ------   -------     -------
Net income..................................      773        695     4,005       2,247
Preferred stock dividend....................       31         --        31          --
                                              -------     ------   -------     -------
Net income available to common
  shareholders..............................  $   742     $  695   $ 3,974     $ 2,247
                                              =======     ======   =======     =======

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004 -- THE COMPANY

     Income from continuing operations increased by $60 million, or 9%, to $739 million for the three months ended September 30, 2005 from $679 million in the comparable 2004 period. The current period includes $181 million of income from continuing operations related to the acquisition of Travelers. Excluding the acquisition of Travelers, income from continuing operations decreased by $121 million, or 18%. Income from continuing operations for the three months ended September 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $31 million, net of income taxes, for the three months ended September 30, 2005 and a benefit of $9 million, net of income taxes, in the comparable 2004 period. Excluding the impact of these items, income from continuing operations decreased by $143 million for the three months ended September 30, 2005 compared to the prior 2004 period. The Auto & Home segment contributed $62 million, net of income taxes, to this decrease primarily due to an increase in catastrophe losses as a result of the impact of Hurricane Katrina. The Individual segment contributed $55 million, net of income taxes, to the decrease, as a result of a decline in net investment gains (losses), higher general spending and corporate incentives, as well as a revision to the estimate for policyholder dividends in the prior period. These decreases were partially offset by higher fee income primarily from separate account products, favorable underwriting, an improvement in interest rate spreads and lower amortization of DAC. The Institutional segment contributed $41 million, net of income taxes, to this decrease primarily due to a decline in net investment gains (losses) and unfavorable underwriting, partially offset by an improvement in interest spreads. These decreases are partially offset by a $15 million, net of income taxes, increase in the Reinsurance segment. The Reinsurance segment's increase is largely attributable to favorable mortality experience as a result of lower claim levels in the U.S. and Canada.

     Premiums, fees and other revenues increased by $1,267 million, or 19%, to $7,974 million for the three months ended September 30, 2005 from $6,707 million from the comparable 2004 period. The current period includes $559 million of premium, fees and other revenues related to the acquisition of Travelers. Excluding the acquisition of Travelers, premium, fees and other revenues increased by $708 million, or 11%. The Institutional segment contributed $301 million, or 43%, to the period over period increase. This increase is primarily due to overall business growth, favorable persistency and favorable sales in group life and non medical health & other partially offset by a decrease in closeout and structured settlement sales in retirement & savings. The Reinsurance segment contributed $155 million, or 22%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, as well as favorable exchange rate movements. The Individual segment contributed $141 million, or 20%, to the period over period increase primarily due to higher fee income primarily from separate account products, active marketing of income annuity products and growth in the business in traditional products. The growth in traditional products more than offset the decline in premiums in the Company's closed block business as this business continues to run-off. The International segment contributed $129 million, or 18%, to the period over period increase primarily due to business growth through increased sales and renewal business in Mexico, South Korea, Brazil, Taiwan and India, as well as changes in foreign currency rates. These increases were partially offset by a decline of $24 million, or 3%, in the Auto & Home segment primarily due to Hurricane Katrina.

     Interest rate margins, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased in the Institutional and Individual segments for the three months ended September 30, 2005 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable, and as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Underwriting results were favorable within the life products in the Individual segment and within the Reinsurance segment while they were unfavorable in the retirement & savings and non medical health & other products within the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. Underwriting results in the Auto & Home segment were unfavorable for the three months ended September 30, 2005 as the combined ratio, excluding catastrophes and before the reinstatement premium and other reinsurance related premium adjustments due to Hurricane Katrina, increased to 86.8% from 84.8% in the prior year period.

     Other expenses increased by $682 million, or 35%, to $2,615 million for the three months ended September 30, 2005 from $1,933 million for the comparable 2004 period. The current period includes $292 million of other expenses related to the acquisition of Travelers. Excluding the acquisition of Travelers, other expenses increased by $390 million, or 20%. Corporate & Other contributed $118 million, or 30%, to the period over period variance primarily due to higher interest expense, integration costs associated with the Travelers acquisition and growth in the interest credited to bank holder deposits at MetLife Bank, N.A. ("MetLife Bank"), partially offset by lower legal related costs. The Individual segment contributed $90 million, or 23%, to the period over period increase primarily due to higher corporate incentive expenses, general spending and broker dealer expenses partially offset by lower amortization of DAC. In addition, $61 million, or 16%, of this increase is primarily attributable to an increase in corporate incentive accruals, higher corporate support-related expenses and an increase in non-deferrable volume-related expenses associated with general business growth in the Institutional segment. The International segment contributed $53 million, or 14%, to the period over period variance primarily due to higher amortization of DAC, changes in foreign currency rates and business growth commensurate with the increase in revenues discussed above. The Reinsurance segment contributed $53 million, or 14%, to the period over period variance primarily due to an increase in minority interest expense associated with an increase in Reinsurance Group of America, Incorporated's ("RGA") earnings and higher amortization of DAC, as well as a change in DAC associated with the increase in net investment gains (losses). In addition, the Auto & Home segment contributed $15 million, or 4%, to this increase primarily due to increased advertising and incentive and other compensation costs.

     Net investment gains (losses) decreased by $256 million, or 124%, to ($50) million for the three months ended September 30, 2005 from $206 million for the comparable 2004 period. The current period includes ($15) million of net investment gains (losses) related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment gains (losses) decreased by $241 million, or 117%. This decrease is primarily due to losses on fixed maturity security sales resulting from portfolio repositioning in the 2005 period and losses from the mark-to-market on derivatives in the 2005 period. The derivative losses resulted from changes in the value of the dollar versus major currencies, including the euro and pound sterling, and changes in U.S. interest rates during the three months ended September 30, 2005.

     Income tax expense for the three months ended September 30, 2005 is $246 million, or 25% of income from continuing operations before provision for income taxes, compared with $290 million, or 30%, for the comparable 2004 period. The current period includes $95 million of income tax expense related to the acquisition of Travelers. Excluding the acquisition of Travelers, income tax expense for the three months ended September 30, 2005 is $151 million, or 21% of income from continuing operations before provision for income taxes, compared with $290 million, or 30%, for the comparable 2004 period. The 2005 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the 2005 effective tax rate reflects a tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code
Section 965 for which a U.S. deferred tax provision had previously been recorded and an adjustment of a benefit of $31 million consisting primarily of a revision in the estimate of income taxes for 2004. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the 2004 effective tax rate reflects an adjustment of a benefit of $9 million consisting primarily of a revision in the estimate of income taxes for 2003.

     Income from discontinued operations during the three months ended September 30, 2005 and 2004 includes the net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold. For the three months ended September 30, 2005 income from discontinued operations includes the discontinued operations and the gain upon disposal on the sale of MetLife Indonesia on September 29, 2005. For the three months ended September 30, 2004 income from discontinued operations includes the discontinued operations of SSRM and MetLife Indonesia. As previously discussed, SSRM was sold effective January 31, 2005. Income from discontinued operations, net of income taxes, increased by $18 million, or 113%, to $34 million for the three months ended September 30, 2005 from $16 million for the comparable 2004 period. For the three months ended September 30, 2005, the

Company recognized $28 million of investment gains, net of income taxes, from discontinued operations related to real estate properties sold or held-for-sale and a gain upon sale of $10 million, net of income taxes, related to the sale of MetLife Indonesia offset by net investment losses on real estate properties of $1 million, net of income taxes, and a loss from discontinued operations of $3 million, net of income taxes, on MetLife Indonesia. For the three months ended September 30, 2004, the Company recognized $10 million of investment losses, net of income taxes, from discontinued operations related to real estate properties sold or held-for-sale offset by net investment income on real estate properties of $23 million, net of income taxes, and income from discontinued operations of SSRM of $5 million, net of income taxes, and a loss from operations of $2 million, net of income taxes, on MetLife Indonesia.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -- THE COMPANY

     Income from continuing operations increased by $402 million, or 19%, to $2,547 million for the nine months ended September 30, 2005 from $2,145 million in the comparable 2004 period. The current period includes $181 million of income from continuing operations related to the acquisition of Travelers. Excluding the acquisition of Travelers, income from continuing operations increased by $221 million, or 10%. Income from continuing operations for the nine months ended September 30, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $71 million, net of income taxes, to the nine months ended September 30, 2005 and a benefit of $113 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, income from continuing operations increased by $263 million for the nine months ended September 30, 2005 compared to the prior 2004 period. The Individual segment contributed $261 million, net of income taxes, to the increase, as a result of an improvement in net investment gains (losses) and interest rate spreads, increased fee income related to the growth in separate account products and favorable underwriting. These increases were partially offset by higher DAC amortization, higher general spending and corporate incentives offset by revisions to certain expense, premium tax and policyholder liability estimates. The Institutional segment contributed $19 million, net of income taxes, to this increase primarily due to an improvement in interest spreads, partially offset by a decrease in net investment gains (losses) and unfavorable underwriting. These increases were partially offset by a decrease of $15 million, net of income taxes, in the International segment. This decrease is primarily due to an increase in unrealized investment gains supporting certain policyholder liabilities, which resulted in an increase in such liabilities, partially offset by a tax benefit derived from a dividend paid in the current period. In addition, the Auto & Home segment contributed $2 million to this decrease primarily due to an increase in catastrophe losses as a result of the impact of Hurricane Katrina partially offset by improved severity and claim frequency in the first half of the year.

     Premiums, fees and other revenues increased by $2,769 million, or 14%, to $22,178 million for the nine months ended September 30, 2005 from $19,409 million from the comparable 2004 period. The current period includes $559 million of premium, fees and other revenues related to the acquisition of Travelers. Excluding the acquisition of Travelers, premium, fees and other revenues increased by $2,210 million, or 11%. The Institutional segment contributed $1,143 million, or 52%, to the period over period increase. This increase is primarily due to sales growth and the acquisition of new business in the non-medical health & other business, as well as improved sales and favorable persistency in group life and higher structured settlement sales and pension close-outs in retirement & savings. The Reinsurance segment contributed $381 million, or 17%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, as well as favorable exchange rate movements. The Individual segment contributed $354 million, or 16%, to the period over period increase primarily due to higher fee income primarily from separate account and universal life products, active marketing of income annuity products and growth in the business in traditional life products. The growth in traditional products more than offset the decline in premiums in the Company's closed block business as this business continues to run-off. The International segment contributed $338 million, or 15%, to the period over period increase primarily due to business growth through increased sales and renewal business in Mexico, South Korea, Brazil, Taiwan and India, as well as changes in foreign currency rates.

     Interest rate margins, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased in the Institutional and Individual segments for the nine months ended September 30, 2005 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable, and as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Underwriting results were favorable within the life products in the Individual segment while they were unfavorable in the retirement & savings and non medical health & other products within the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. Underwriting results in the Auto & Home segment were favorable for the nine months ended September 30, 2005, as the combined ratio, excluding catastrophes and before the reinstatement premium and other reinsurance related premium adjustments due to Hurricane Katrina, decreased to 88.0% from 89.9% in the prior year period.

     Other expenses increased by $946 million, or 17%, to $6,591 million for the nine months ended September 30, 2005 from $5,645 million for the comparable 2004 period. The current period includes $292 million of other expenses related to the acquisition of Travelers. Excluding the acquisition of Travelers, other expenses increased by $654 million, or 12%. The nine months ended September 30, 2005 includes a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The nine months ended September 30, 2004 reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $661 million, or 12%, from the comparable 2004 period. Corporate & Other contributed $249 million, or 38%, to the period over period variance primarily due to higher interest expense, growth in the interest credited to bank holder deposits at MetLife Bank and integration costs associated with the Travelers acquisition, partially offset by lower legal related costs. The International segment contributed $156 million, or 24%, to the period over period variance primarily due to higher amortization of DAC, changes in foreign currency rates and business growth commensurate with the increase in revenues discussed above. In addition, $141 million, or 21%, of this increase is primarily attributable to higher non-deferrable volume-related expenses associated with general business growth, corporate support expenses and higher expenses related to additional Travelers incentive accruals in the Institutional segment. The Individual segment contributed $54 million, or 8%, to the period over period increase primarily due to higher corporate incentive expenses, general spending and broker dealer expenses and higher amortization of DAC. The Reinsurance segment also contributed $34 million, or 5%,to this increase primarily due to an increase in the amortization of DAC. In addition, the Auto & Home segment contributed $27 million, or 4%, to this increase primarily due to increased information technology, advertising and incentive and other compensation costs.

     Net investment gains (losses) decreased by $101 million, or 27%, to $268 million for the nine months ended September 30, 2005 from a net investment gain of $369 million for the comparable 2004 period. The current period includes ($15) million of net investment gains (losses) related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment gains (losses) decreased by $86 million, or 23%. This decrease is primarily due to losses on fixed maturity security sales resulting from continuing portfolio repositioning in the 2005 period, as well as higher gains from the sale of equity securities in the 2004 period.

Significantly offsetting these reductions is an increase in gains from the mark-to-market on derivatives in 2005. The derivative gains resulted from changes in the value of the dollar versus major currencies, including the euro and pound sterling, and changes in U.S. interest rates during the nine months ended September 30, 2005.

     Income tax expense for the nine months ended September 30, 2005 is $1,049 million, or 29% of income from continuing operations before provision for income taxes, compared with $817 million, or 28%, for the comparable 2004 period. The current period includes $95 million of income tax expense related to the acquisition of Travelers. Excluding the acquisition of Travelers, income tax expense for the nine months ended September 30, 2005 is $954 million, or 29% of income from continuing operations before provision for income taxes, compared with $817 million, or 28%, for the comparable 2004 period. The 2005 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the 2005 effective tax rate reflects a tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code
Section 965 for which a U.S. deferred tax provision had previously been recorded and an adjustment of a benefit of $31 million consisting primarily of a revision in the estimate of income taxes for 2004. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, decreasing the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforward in South Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999 and an adjustment of a benefit of $9 million consisting primarily of a revision in the estimate of income taxes for 2003.

     Income from discontinued operations is comprised of the operations and the gain upon disposal from the sale of MetLife Indonesia on September 29, 2005 and SSRM on January 31, 2005, as well as net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold. Income from discontinued operations, net of income taxes, increased by $1,270 million, or 676%, to $1,458 million for the nine months ended September 30, 2005 from $188 million for the comparable 2004 period. This increase is primarily due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York and the gains on the sale of SSRM and MetLife Indonesia of $165 million and $10 million, respectively, both net of income taxes, in the nine months ended September 30, 2005. Partially offsetting this increase is the gain on the sale of the Sears Tower property of $85 million, net of income taxes, in the nine months ended September 30, 2004.

     During the nine months ended September 30, 2004, the Company recorded an $86 million charge, net of income taxes, for a cumulative effect of a change in accounting in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                2005        2004      2005        2004
                                               -------     -------   -------     -------
                                                             (IN MILLIONS)
REVENUES
Premiums.....................................  $3,066      $2,662    $ 8,744     $ 7,519
Universal life and investment-type product
  policy fees................................     197         183        575         534
Net investment income........................   1,684       1,127      4,251       3,378
Other revenues...............................     163         159        487         489
Net investment gains (losses)................     (81)        104        131         248
                                               ------      ------    -------     -------
  Total revenues.............................   5,029       4,235     14,188      12,168
                                               ------      ------    -------     -------
EXPENSES
Policyholder benefits and claims.............   3,427       2,970      9,734       8,356
Interest credited to policyholder account
  balances...................................     501         255      1,128         743
Policyholder dividends.......................      --          (1)        --          (1)
Other expenses...............................     587         510      1,634       1,428
                                               ------      ------    -------     -------
  Total expenses.............................   4,515       3,734     12,496      10,526
                                               ------      ------    -------     -------
Income from continuing operations before
  provision for income taxes.................     514         501      1,692       1,642
Provision for income taxes...................     170         168        572         562
                                               ------      ------    -------     -------
Income from continuing operations............     344         333      1,120       1,080
Income (loss) from discontinued operations,
  net of income taxes........................      (1)          2        162          10
                                               ------      ------    -------     -------
Income before cumulative effect of a change
  in accounting..............................     343         335      1,282       1,090
Cumulative effect of a change in accounting,
  net of income taxes........................      --          --         --         (60)
                                               ------      ------    -------     -------
Net income...................................  $  343      $  335    $ 1,282     $ 1,030
                                               ======      ======    =======     =======

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

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004 -- INSTITUTIONAL

     Income from continuing operations increased by $11 million, or 3%, to $344 million for the three months ended September 30, 2005 from $333 million for the comparable 2004 period. The acquisition of Travelers contributed $52 million to the period over period increase. Excluding the impact of Travelers, income from continuing operations decreased $41 million, or 12%, from the comparable 2004 period. A decrease of $109 million, net of income taxes, in net investment gains (losses), partially offset by a decrease of

$41 million, net of income taxes, in policyholder benefits and claims related to net investment gains (losses), contributed to the decrease in income from continuing operations. Underwriting results were lower in the retirement & savings and non-medical health and other products by $6 million and $5 million, respectively. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business. In addition, increases in operating expenses, which include higher expenses related to Travelers integration costs, have more than offset growth in premiums, fees and other revenues compared to the prior year period. Partially offsetting these decreases to income from continuing operations is an increase of $48 million, net of income taxes, due to an improvement in interest spreads compared to the prior year period. The retirement & savings, non-medical health & other, and group life products generated a $26 million, $17 million, and $5 million, net of income taxes, increase, respectively. Higher earnings primarily from corporate and real estate joint venture income and growth in the asset base are the primary drivers of the period over period increase. Interest spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads, excluding the impact from the Travelers acquisition, for the three months ended September 30, 2005 decreased to 1.77% and 2.03% from 1.81%, and 2.07% in the comparable prior year period, for the retirement & savings and group life businesses, respectively. Interest rate spreads for the three months ended September 30, 2005 increased to 3.33% from 2.37% in the comparable prior year period for the non-medical health & other business. Management generally expects these spreads to be in the range of 1.60% to 1.80%, 1.20% to 1.35%, and 1.30% to 1.60% for the group life, retirement & savings, and the non-medical health & other businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     Total revenues, excluding net investment gains (losses), increased by $979 million, or 24%, to $5,110 million for the three months ended September 30, 2005 from $4,131 million for the comparable 2004 period. The acquisition of Travelers contributed $479 million to the period over period increase. Excluding the impact of the Travelers acquisition, total revenues, excluding net investment gains (losses), increased by $500 million, or 12%, from the comparable 2004 period. This increase is comprised of growth of $301 million in premiums, fees, and other revenues and $199 million in higher net investment income. The increase in premiums, fees, and other revenues is primarily due to an increase in group life of $225 million, which is largely due to business growth, favorable persistency and a significant increase in premiums from two large customers. In addition, non-medical health & others' premiums, fees and other revenues increased by $128 million, compared to the prior year period primarily due to growth in the dental, disability, long-term care and accidental death and dismemberment ("AD&D") products. Management attributes the growth in these products primarily to favorable sales results and improved persistency. These increases are partially offset by a decrease in retirement & savings of $52 million. This decrease is primarily due to lower closeout and structured settlement sales of $30 million and $20 million, respectively. The remaining decrease is due to minor declines among several products. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period. Net investment income increased by $199 million, primarily due to higher income from growth in the asset base driven by sales, particularly in guaranteed interest contracts and the structured settlement business. In addition, increases in corporate and real estate joint venture income and higher short-term interest rates contributed to the growth compared to the prior year period.

     Total expenses increased by $781 million, or 21%, to $4,515 million for the three months ended September 30, 2005 from $3,734 million for the comparable 2004 period. The acquisition of Travelers contributed $379 million to the period over period increase. Excluding the impact of the Travelers acquisition, total expenses increased $402 million, or 11%, from the comparable 2004 period. This increase is due to higher policyholder benefits and claims of $249 million, an increase in interest credited to policyholder account balances of $91 million and other expenses of $61 million. The increase of $249 million in policyholder benefits is primarily attributable to increases of $224 million and $78 million in the group life and non-medical health & other businesses, respectively, both of which are predominately attributable to the business growth referenced in the revenue section. These increases include $2 million and $18 million of policyholder benefits related to Hurricane Katrina in the group life and non-medical health & other businesses, respectively. These increases are partially offset by a decrease in retirement & savings of $52 million, which is consistent with the decrease in premiums referenced in the revenue discussion above. Interest credited to policyholder account balances increased by $91 million over the prior year period primarily as a result of the impact of growth in guaranteed interest contracts within the retirement & savings business. In addition, the impact of higher short-term interest rates, in the current period, contributed to the increase compared to the prior year period. Other expenses increased $61 million. This increase is primarily attributable to Travelers related integration costs, principally incentive accruals, of $34 million, higher corporate support related expenses of $21 million and an increase in non-deferrable volume-related expenses of $6 million, which are associated with general growth in the business.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -- INSTITUTIONAL

     Income from continuing operations increased by $40 million, or 4%, to $1,120 million for the nine months ended September 30, 2005 from $1,080 million for the comparable 2004 period. The acquisition of Travelers contributed $52 million to the period over period increase. Excluding the impact of the Travelers acquisition, income from continuing operations decreased $12 million, or 1%, from the comparable 2004 period. A decrease of $66 million, net of income taxes, in net investment gains (losses) contributed to the decrease in income from continuing operations. In addition, a decrease of $31 million, net of income taxes, is due to the impact of a 2004 prior year period benefit related to a reduction of a premium tax liability. Underwriting results decreased $22 million, net of income taxes, compared to the prior year period. This decline is primarily due to less favorable results of $30 million in non-medical health & other and a $13 million decrease in retirement & savings, partially offset by an improvement of $21 million in group life's underwriting results, primarily due to favorable claim experience. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business. In addition, increases to operating expenses, which include higher expenses related to Travelers integration costs, have more than offset the remaining growth in premiums, fees and other revenues. These decreases to income from continuing operations are partially offset by an increase in interest margins of $111 million, net of income taxes, compared to the prior year period. Management attributes this increase to an improvement in interest spreads for the retirement & savings and non-medical health products for $80 million and $34 million, both net of income taxes, respectively. Higher earnings from growth in the asset base and corporate and real estate joint venture income are the primary drivers of the period over period increase. These increases are partially offset by a decrease in group life of $3 million, which is primarily due to a decline in income from securities lending activities. Interest spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the nine months ended September 30, 2005 increased to 1.86% and 3.40% from 1.94% and 3.10% in the comparable prior year period, for the retirement & savings and non-medical health & other businesses, respectively. Interest rate spreads for the nine months ended September 30, 2005 decreased to 2.08% from 2.33% in the comparable prior year period for the group life business. Management generally expects these spreads to be in the range of 1.60% to 1.80%, 1.20% to 1.35%, and 1.30% to 1.60% for the group life, retirement & savings, and the non-medical health & other businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     Total revenues, excluding net investment gains (losses), increased by $2,137 million, or 18%, to $14,057 million for the nine months ended September 30, 2005 from $11,920 million for the comparable 2004 period. The acquisition of Travelers contributed $479 million to the period over period increase. Excluding the impact of the Travelers acquisition, total revenues, excluding net investment gains (losses), increased $1,658 million, or 14%, from the comparable 2004 period. This increase is comprised of growth in premiums, fees and other revenues of $1,143 million and higher net investment income of $515 million. The increase of $1,143 million in premiums, fees, and other revenues is largely due to an increase in non-medical health & other of $413 million, primarily due to growth in the disability, dental and AD&D products of $295 million. In addition, continued growth in the long-term care business contributed $103 million, of which $23 million is related to the 2004 acquisition of TIAA/CREF's long-term care business. Group life insurance premiums, fees and other revenues increased by $396 million, which management primarily attributes to improved sales and favorable persistency, as well as a significant increase in premiums from two large customers. Retirement & savings' premiums, fees and other revenues increased by $334 million, which is largely due to growth in premiums, resulting primarily from an increase of $232 million in structured settlement sales and $106 million in pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period. In addition, net investment income increased $515 million primarily due to higher income from growth in the asset base driven by sales, particularly in guaranteed interest contracts and the structured settlement business. In addition, increases in corporate and real estate joint venture income across the majority of the businesses, and higher short-term interest rates contributed to the growth compared to the prior year period.

     Total expenses increased by $1,970 million, or 19%, to $12,496 million for the nine months ended September 30, 2005 from $10,526 million for the comparable 2004 period. The acquisition of Travelers contributed $379 million to the period over period increase. Excluding the impact of the acquisition of Travelers, total expenses increased $1,591 million, or 15%, from the comparable 2004 period. This increase is comprised of higher policyholder benefits of $1,170 million, an increase in interest credited to policyholder account balances of $230 million and an increase in other expenses of $190 million. The increase in policyholder benefits and claims of $1,170 million is primarily attributable to a $400 million, a $387 million, and a $385 million increase in the retirement & savings, the non-medical health & other, and group life businesses, respectively. These increases are predominately attributable to the business growth referenced in the revenue discussion above. The increase in expenses in the non-medical health & other business include the impact of the acquisition of TIAA/CREF of approximately $30 million. These increases include $2 million and $18 million of policyholder benefits related to Hurricane Katrina in the group life and non-medical health & other business, respectively. The increase in interest credited to policyholder account balances of $230 million is primarily the result of the impact of growth in guaranteed interest contracts within the retirement & savings business. In addition, the impact of higher short-term interest rates, in the current period, also contributed to the increase. The rise in other expenses of $190 million is primarily due to higher non-deferrable volume-related expenses of $65 million, which are largely associated with business growth, an increase of $40 million in corporate support related expenses, and $35 million of Travelers related integration costs, principally incentive accruals. In addition, expenses increased as a result of the impact of a $49 million benefit recorded in the second quarter of 2004, which is related to a reduction in a premium tax liability.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                -------------------   ------------------
                                                 2005        2004      2005        2004
                                                -------     -------   -------     ------
                                                             (IN MILLIONS)
REVENUES
Premiums......................................  $1,140      $1,032    $ 3,233     $3,033
Universal life and investment-type product
  policy fees.................................     746         461      1,726      1,325
Net investment income.........................   1,745       1,498      4,836      4,494
Other revenues................................     150         102        367        314
Net investment gains (losses).................     (41)        125        191        134
                                                ------      ------    -------     ------
  Total revenues..............................   3,740       3,218     10,353      9,300
                                                ------      ------    -------     ------
EXPENSES
Policyholder benefits and claims..............   1,376       1,303      3,926      3,734
Interest credited to policyholder account
  balances....................................     500         399      1,287      1,220
Policyholder dividends........................     423         407      1,254      1,247
Other expenses................................   1,011         726      2,360      2,111
                                                ------      ------    -------     ------
  Total expenses..............................   3,310       2,835      8,827      8,312
                                                ------      ------    -------     ------
Income from continuing operations before
  provision for income taxes..................     430         383      1,526        988
Provision for income taxes....................     143         129        509        320
                                                ------      ------    -------     ------
Income from continuing operations.............     287         254      1,017        668
Income from discontinued operations, net of
  income taxes................................      27           5        248         17
                                                ------      ------    -------     ------
Net income....................................  $  314      $  259    $ 1,265     $  685
                                                ======      ======    =======     ======

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

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004 -- INDIVIDUAL

     Income from continuing operations increased by $33 million, or 13%, to $287 million for the three months ended September 30, 2005 from $254 million for the comparable 2004 period. The acquisition of Travelers accounted for $88 million of the increase. Excluding the impact of the acquisition of Travelers, income from continuing operations decreased by $55 million, or 22%, to $199 million for the three months ended September 30, 2005 from $254 million for the comparable 2004 period. Included in this decrease are net investment losses of $113 million, net of income taxes. Higher general spending and corporate incentives contributed $71 million, net of income taxes, to the decrease in income from continuing operations. The prior period includes a revision to the estimate for policyholder dividends, which contributed $11 million, net of income taxes, to the decrease in income from continuing operations. Partially offsetting these decreases, fee income from variable annuity and universal life products in the current period increased by $47 million, net of income taxes, primarily related to the growth in the business and favorable market conditions. Favorable underwriting results in the life products increased income from continuing operations by $34 million, net of income taxes. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. Additionally, contributing to the increase in income from continuing operations was a decline in the closed block related policyholder dividend obligation of $26 million, net of income taxes, as a result of lower net investment income in the closed block and improvements in interest rate spreads of $20 million, net of income taxes. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads include income from certain investment transactions, including corporate joint venture income and prepayment fees from bonds and commercial mortgages, the timing and amount of which are generally unpredictable. Lower DAC amortization of $13 million, net of income taxes, resulting from amortization associated with the net investment losses partially offset by growth in the business also increased income from continuing operations.

     Total revenues, excluding net investment gains (losses), increased by $688 million, or 22%, to $3,781 million for the three months ended September 30, 2005 from $3,093 million for the comparable 2004 period. The acquisition of Travelers accounted for $509 million of the increase. Excluding the impact from the acquisition of Travelers, total revenues, excluding net investment gains (losses) increased by $179 million, or 6%, to $3,272 million for the three months ended September 30, 2005 from $3,093 million for the comparable 2004 period. This increase includes higher fee income primarily from variable annuity and universal life products of $81 million resulting from growth in the business and improved overall market performance. Policy fees from variable life and annuity investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $49 million in 2005 to the active marketing of income annuity products. Although premiums associated with the Company's closed block of business continue to decline as expected, the growth in premiums of other traditional life products more than offset the decline of the closed block by $8 million. Management attributes the increase in the other traditional products to growth in the business and a new reinsurance strategy where more business is retained. Net investment income also increased by $38 million resulting from higher variable income and growth in the asset base partially offset by a decline in bond yields.

     Total expenses increased by $475 million, or 17%, to $3,310 million for the three months ended September 30, 2005 from $2,835 million for the comparable 2004 period. The acquisition of Travelers accounted for $382 million of the increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $93 million, or 3%, to $2,928 million for the three months ended September 30, 2005 from $2,835 million for the comparable 2004 period. Higher expenses are primarily the result of higher corporate incentive expenses of $43 million, higher general spending of $37 million, higher broker dealer expenses of $16 million and the revision of certain expense and policyholder liabilities of $11 million in the 2005 period. DAC amortization decreased by $19 million, which partially offset the increase in expenses, resulting from net investment losses and an adjustment for management's update of assumptions used to determine estimated gross margins partially offset by growth in the business. Policyholder dividends increased by $16 million due to a revision in the estimate of policyholder dividends in the prior period. Policyholder benefits decreased primarily due to favorable mortality in the life products of $39 million and a decrease in the closed block related policyholder dividend obligation of $39 million due to lower net investment income in the closed block. Partially offsetting the decrease in policyholder benefits was an increase in future policy benefits of $57 million, commensurate with the net increase in premium from annuity and life products as discussed above. Interest credited to policyholder account balances decreased by $7 million due to lower crediting rates partially offset by growth in policyholder account balances.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -- INDIVIDUAL

     Income from continuing operations increased by $349 million, or 52%, to $1,017 million for the nine months ended September 30, 2005 from $668 million for the comparable 2004 period. The acquisition of Travelers accounted for $88 million of the increase. Excluding the impact of the acquisition of Travelers, income from continuing operations increased by $261 million, or 39%, to $929 million for the nine months ended September 30, 2005 from $668 million for the comparable 2004 period. Included in this increase is an improvement in net investment gains of $36 million, net of income taxes. Improvements in interest rate spreads contributed $102 million, net of income taxes, to the period over period increase. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and prepayment fees on bonds and commercial mortgages, for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. Fee income from variable annuity and universal life products increased by $111 million, net of income taxes, primarily related to growth in the business and favorable market conditions. Favorable underwriting results in life products of $35 million, net of income taxes, also contributed to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance related experience trends and the reinsurance activity related to certain blocks of business, and as a result can fluctuate from period to period. The decrease in the closed block related policyholder dividend obligation of $15 million, net of income taxes, resulting from lower net investment income in the closed block also contributed to the increase in income from continuing operations. These increases in income from continuing operations are partially offset by higher general spending and corporate incentives offset by revisions to certain expense, premium tax and policyholder liability estimates of $26 million, net of income taxes and higher DAC amortization of $9 million, net of income taxes. Higher DAC amortization is a result of growth in the business and amortization associated with the improvement of net investment gains offset by an adjustment for management's update of assumptions used to determine estimated gross margins. In addition, the prior period includes a revision to the estimate for policyholder dividends which contributed $5 million, net of income taxes, to the decrease in income from continuing operations.

     Total revenues, excluding net investment gains (losses), increased by $996 million, or 11%, to $10,162 million for the nine months ended September 30, 2005 from $9,166 million for the comparable 2004 period. The acquisition of Travelers accounted for $509 million of the increase. Excluding the impact of the acquisition of Travelers, total revenues, excluding net investment gains (losses) increased by $487 million, or 5%, to $9,653 million for the nine months ended September 30, 2005 from $9,166 million for the comparable 2004 period. This increase includes higher fee income primarily from variable annuity and universal life products of $202 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $140 million in 2005 to the active marketing of income annuity products. Although premiums associated with the Company's closed block of business continue to decline as expected, the increase in premiums of other traditional life products more than offset the decline of the closed block by $8 million. Management attributes the increase in other traditional products to growth in the business and a new reinsurance strategy where more business is retained. Net investment income increased $133 million resulting from higher variable income and growth in the asset base partially offset by a decline in bond yields.

     Total expenses increased by $515 million, or 6%, to $8,827 million for the nine months ended September 30, 2005 from $8,312 million for the comparable 2004 period. The acquisition of Travelers accounted for $382 million of the increase. Excluding the impact from the acquisition of Travelers, total expenses increased by $133 million, or 2%, to $8,445 million for the nine months ended September 30, 2005 from $8,312 million for the comparable 2004 period. Higher expenses are primarily the result of higher corporate incentive expenses of $53 million, higher general spending of $36 million, and higher broker dealer expenses of $14 million, partially offset by revisions to prior period estimates for certain expense, premium tax and policyholder liabilities of $64 million in 2005. Additionally, expenses increased due to higher DAC amortization of $14 million as a result of growth in the business and amortization associated with the improvement of net investment gains offset by an adjustment for management's update of assumptions used to determine estimated gross margins. Policyholder dividends increased by $7 million due to principally to a revision in the estimate of policyholder dividends in the prior period. Policyholder benefits increased primarily due to the increase in future policy benefits of $148 million, commensurate with the net increase in premium as annuity and life products discussed above. The increase in policyholder benefits was partially offset by favorable mortality in the life products of $22 million and a reduction in the closed block related policyholder dividend obligation of $23 million due to lower net investment income, offset by higher realized gains all in the closed block. Partially offsetting these increases, interest credited to policyholder account balances decreased by $41 million due to lower crediting rates partially offset by growth in policyholder account balances.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                 2005         2004     2005         2004
                                                ------       ------   ------       ------
                                                              (IN MILLIONS)
REVENUES
Premiums......................................   $716         $740    $2,182       $2,211
Net investment income.........................     46           40       135          130
Other revenues................................      8            8        25           23
Net investment gains (losses).................     (5)          (1)       (9)          (6)
                                                 ----         ----    ------       ------
  Total revenues..............................    765          787     2,333        2,358
                                                 ----         ----    ------       ------
EXPENSES
Policyholder benefits and claims..............    614          552     1,538        1,583
Policyholder dividends........................      1            1         3            1
Other expenses................................    209          194       612          585
                                                 ----         ----    ------       ------
  Total expenses..............................    824          747     2,153        2,169
                                                 ----         ----    ------       ------
Income before provision (benefit) for income
  taxes.......................................    (59)          40       180          189
Provision (benefit) for income taxes..........    (30)           7        35           42
                                                 ----         ----    ------       ------
Net income....................................   $(29)        $ 33    $  145       $  147
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

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004 -- AUTO & HOME

     Net income decreased by $62 million, or 188%, to $(29) million for the three months ended September 30, 2005 from $33 million for the comparable 2004 period. This decrease is primarily the result of

Hurricane Katrina which contributed a loss of $116 million, net of income taxes, in the current period. The $116 million loss includes loss and loss adjustment expenses and reinstatement and additional reinsurance related premiums which were caused by the magnitude of reinsurance recoverables. Non-Katrina catastrophes for the current period were an additional loss of $14 million, net of income taxes. The total catastrophe loss for current period was $130 million, net of income taxes. The total catastrophe loss for the prior year period was $73 million, net of income taxes, which included four Florida hurricanes in the third quarter of 2004. This increase in catastrophe losses comprises $57 million of the $62 million decrease in net income from the third quarter of 2004. The remainder of the decrease consists of a slight increase in the non-catastrophe combined ratio caused primarily by increased homeowner frequency of non-catastrophe wind and lightning losses of $13 million, net of income taxes, offset by improvements in net investment income of $5 million, net of income taxes, due to a change in the allocation of economic capital and the favorable development of losses of $5 million, net of income taxes, reported in prior years.

     Total revenues, excluding net investment gains (losses), decreased by $18 million, or 2%, to $770 million for the three months ended September 30, 2005 from $788 million for the comparable 2004 period. This decrease is attributable to reinstatement and additional reinsurance related premiums due to Hurricane Katrina of $32 million. This was partially offset by increases in net investment income, as discussed above, and a decrease in non-voluntary state reinsurance facility ceded earned premiums.

     Total expenses increased by $77 million, or 10%, to $824 million for the three months ended September 30, 2005 from $747 million for the comparable 2004 period. This increase is largely the result of increased catastrophe losses of $56 million. Other expenses increased by $15 million due primarily to increased advertising, incentive and other compensation costs. Non-catastrophe losses increased by $17 million due mainly to increased non-catastrophe homeowner frequency and severity. These increases were partially offset by favorable development of claims reported in prior years of $8 million and decreased unallocated claim expense, excluding the impact of Katrina, of $4 million due to favorable settlement patterns. The combined ratio excluding catastrophes and before the reinstatement premiums and other reinsurance related premium adjustments due to Hurricane Katrina is 86.8% for the three months ended September 30, 2005 versus 84.8% for the comparable 2004 period.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -- AUTO & HOME

     Net income decreased by $2 million, or 1%, to $145 million for the nine months ended September 30, 2005 from $147 million for the comparable 2004 period. Catastrophes, including Hurricane Katrina, increased to $144 million, net of income taxes, for the nine months ended September 30, 2005, from $108 million, net of income taxes, for the comparable 2004 period. Offsetting this increase were improvements in the development of prior year claims of $27 million, net of income taxes, an increase in net investment income of $5 million, net of income taxes, due to a change in the allocation of economic capital, and a slight improvement in the non-catastrophe combined ratio of $2 million, net of income taxes, due to lower non-catastrophe homeowner claim frequency and lower auto claim severity.

     Total revenues, excluding net investment gains (losses), decreased by $22 million, or 1%, to $2,342 million for the nine months ended September 30, 2005 from $2,364 million for the comparable 2004 period. The decrease in earned premium is attributable to the reinstatement and additional reinsurance related premiums due to Hurricane Katrina as mentioned above. This was partially offset by increases in net investment income, as discussed above, and a decrease in non-voluntary state reinsurance facility ceded earned premiums.

     Total expenses decreased by $16 million, or 1%, to $2,153 million for the nine months ended September 30, 2005 from $2,169 million for the comparable 2004 period. This decrease is predominantly due to improved non-catastrophe losses and allocated loss expense of $22 million. This is due to a lower non-catastrophe homeowner claim frequency, lower auto claim severity and a smaller exposure base for the nine months ended September 30, 2005 versus the comparable 2004 period. Improvements in developments of losses reported in the prior year contributed a favorable $42 million. Non-catastrophe unallocated claim expense reserves, excluding Hurricane Katrina decreased by $7 million due to favorable settlement patterns. Other expenses increased by $27 due primarily to increased information technology, advertising and incentive and other compensation costs. There were also increases in catastrophe losses, including Hurricane Katrina, of $24 million. The combined ratio excluding catastrophes and before the reinstatement premiums and other reinsurance related premium adjustments due to Hurricane Katrina is 88.0% for the nine months ended September 30, 2005 versus 89.9% for the comparable 2004 period.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the periods indicated:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              --------------------   ----------------------
                                               2005           2004    2005            2004
                                              ------          ----   ------          ------
                                                              (IN MILLIONS)
REVENUES
Premiums....................................  $  614          $437   $1,550          $1,229
Universal life and investment-type product
  policy fees...............................     170            90      414             259
Net investment income.......................     238           151      582             410
Other revenues..............................       9             2       11              14
Net investment gains (losses)...............       5             3       12              26
                                              ------          ----   ------          ------
  Total revenues............................   1,036           683    2,569           1,938
                                              ------          ----   ------          ------
EXPENSES
Policyholder benefits and claims............     630           437    1,508           1,157
Interest credited to policyholder account
  balances..................................      84            37      186             106
Policyholder dividends......................       2             1        4               5
Other expenses..............................     290           148      657             412
                                              ------          ----   ------          ------
  Total expenses............................   1,006           623    2,355           1,680
                                              ------          ----   ------          ------
Income from continuing operations before
  provision for income taxes................      30            60      214             258
Provision (benefit) for income taxes........      (4)           20       57              79
                                              ------          ----   ------          ------
Income from continuing operations...........      34            40      157             179
Income (loss) from discontinued operations,
  net of income taxes.......................       7            (2)       5              (5)
                                              ------          ----   ------          ------
Income before cumulative effect of a change
  in accounting.............................      41            38      162             174
Cumulative effect of a change in accounting,
  net of income taxes.......................      --            --       --             (30)
                                              ------          ----   ------          ------
Net income..................................  $   41          $ 38   $  162          $  144
                                              ======          ====   ======          ======

     International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin American and Asia Pacific regions, as well as its growing presence in Europe.

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004 -- INTERNATIONAL

     Income from continuing operations decreased by $6 million, or 15%, to $34 million for the three months ended September 30, 2005 from $40 million for the comparable 2004 period. The acquisition of Travelers accounted for $7 million of this decrease. Excluding the impact of the acquisition of Travelers, income from operations increased by $1 million over the comparable 2004 period. South Korea's income from continuing operations increased by $10 million, net of income taxes, primarily due to revenue growth from larger in-force business, as well as higher sales of its variable universal life product. Mexico's income from continuing operations increased by $4 million, net of income taxes. A tax benefit of $15 million derived from a dividend paid during the current quarter by Mexico, $9 million in additional one time other revenue items, as well as increased earnings from net investment income, were partially offset by an increase in policyholder benefits and claims primarily due to an increase in unrealized investment gains supporting certain policyholder liabilities which resulted in an increase in such liabilities. Additionally, income from continuing operations decreased by $10 million, net of income taxes, primarily due to a realignment of economic capital.

     Total revenues, excluding net investment gains (losses), increased by $351 million, or 52%, to $1,031 million for the three months ended September 30, 2005 from $680 million for the comparable 2004 period. The acquisition of Travelers accounted for $182 million of this increase. Excluding the impact of the acquisition of Travelers, total revenues, excluding net investment gains (losses), increased by $169 million, or 25%, over the comparable 2004 period. Premiums, fees and other revenues increased by $264 million, or 50%, to $793 million for the three months ended September 30, 2005 from $529 million for the comparable 2004 period. The acquisition of Travelers resulted in an increase of $135 million in premiums, fees and other revenues. Excluding the impact of the acquisition of Travelers, premiums, fees, and other revenues increased by $129 million, or 24%. This increase is primarily the result of continued growth in business through increased sales and renewal business within South Korea, Brazil, Taiwan and India of $54 million, $14 million, $7 million and $3 million, respectively. Mexico's premiums, fees and other revenues increased by $45 million primarily due to increases in institutional and individual traditional life business of $19 million, higher mortality and expense fees on the variable life business of $18 million and some one time other revenue items of $8 million. Net investment income increased by $87 million, or 58%, to $238 million for the three months ended September 30, 2005 from $151 million for the comparable 2004 period. The acquisition of Travelers accounted for $47 million of the increase in net investment income. Excluding the impact of the acquisition of Travelers, net investment income increased by $40 million, or 26%. Mexico's net investment income increased by $28 million due principally to an increase in invested assets, as well as a higher investment yield in the current quarter. Chile's net investment income increased by $17 million due to higher inflation rates and an increase in invested assets. South Korea's and Taiwan's net investment income increased by $6 million and $3 million, respectively, primarily due to an increase in invested assets. These increases were offset by a decrease in net investment income of $15 million due to the realignment of economic capital. The remainder of the increases in premiums, fees and other revenues and net investment income can be attributed to general business growth in other countries. Additionally, a component of the growth in total revenues, excluding net investment gains (losses), is attributable to changes in foreign currency exchange rates of $75 million.

     Total expenses increased by $383 million, or 61%, to $1,006 million for the three months ended September 30, 2005 from $623 million for the comparable 2004 period. The acquisition of Travelers accounted for $186 million of this increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $197 million, or 32%, over the comparable 2004 period. Policyholder benefits, claims and dividends and interest credited to policyholder account balances increased by $241 million, or 51%, to $716 million for the three months ended September 30, 2005 from $475 million for the comparable 2004 period. The acquisition of Travelers resulted in an increase of $97 million in policyholder benefits, claims and dividends. Excluding the impact of the acquisition of Travelers, policyholder benefits, claims and dividends increased by $144 million, or 30%. Policyholder benefits, claims and dividends in Mexico increased by $60 million primarily due to an increase in unrealized investment gains (losses) supporting certain policyholder liabilities which resulted in an increase in such liabilities, as well as an increase commensurate with the business growth. Interest credited to policyholder accounts in Mexico increased by $21 million in line with the net investment income increase discussed above. South Korea, Taiwan, Brazil, and India's policyholder benefits and interest credited to policyholder accounts increased by $27 million, $11 million, $8 million and $3 million, respectively, commensurate with the business growth. Chile's policyholder benefits and claims increased by $8 million due to an increase in the annuity insurance liabilities, which, like the net investment income on the related assets, are linked to the inflation rate. The remainder of the increase can be attributed to business growth in other countries. Other expenses increased by $142 million, or 96%, to $290 million for the three months ended September 30, 2005 from $148 million for the comparable 2004 period. The acquisition of Travelers resulted in an increase of $89 million in other expenses. Excluding the impact of the acquisition of Travelers, other expenses increased by $53 million, or 36%. Other expenses in South Korea increased by $20 million primarily due to higher amortization of deferred acquisition costs driven by growth in the in-force business and an increase in payroll and rent expense. Mexico's other expenses increased by $9 million primarily due to costs incurred during the current quarter in connection with the start-up of the Afore operations. Brazil and India's other expenses increased by $8 million and $2 million, respectively, in line with the growth in business discussed above. Argentina's other expenses increased by $5 million primarily due to additional litigation and severance costs. Chile's other expenses increased by $4 million primarily due to the inclusion of the new distribution channel during 2005. Hong Kong's other expenses increased by $3 million due to higher DAC amortization associated with increased lapses in the general agency and brokerage channels. The remainder of the increase can be attributed to business growth in other countries, as well as the ongoing investment in this segment's infrastructure. Additionally, a component of the growth in total expenses is due to changes in foreign currency exchange rates of $69 million.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -- INTERNATIONAL

     Income from continuing operations decreased by $22 million, or 12%, to $157 million for the nine months ended September 30, 2005 from $179 million for the comparable 2004 period. The acquisition of Travelers accounted for $7 million of this decrease. Excluding these items, continuing operations decreased by $15 million over the prior period. The prior period included realized gains of $16 million, net of income taxes, due to the sale of a subsidiary. South Korea's income from continuing operations increased by $23 million, net of income taxes, primarily due to growth in business, specifically higher sales of its variable universal life product and a larger in-force business. Mexico's income from continuing operations decreased by $9 million, net of income taxes, primarily due to an increase in policyholder benefits and claims primarily due to an increase in unrealized investment gains (losses) supporting certain policyholder liabilities in Mexico which resulted in an increase in such liabilities, as well as an increase in contingency liabilities, partially offset by a tax benefit of $15 million derived from a dividend paid during the current period and $9 million in additional one time other revenue items. Additionally, income from continuing operations decreased by $10 million, net of income taxes, primarily due to a realignment of economic capital.

     Total revenues, excluding net investment gains (losses), increased by $645 million, or 34%, to $2,557 million for the nine months ended September 30, 2005 from $1,912 million for the comparable 2004 period. The acquisition of Travelers accounted for $182 million of this increase. Excluding the impact of the acquisition of Travelers, total revenues, excluding net investment gains (losses), increased by $463 million, or 24%, over the comparable 2004 period. Premiums, fees and other revenues increased by $473 million, or 31%, to $1,975 million for the nine months ended September 30, 2005 from $1,502 million for the comparable 2004 period. The acquisition of Travelers resulted in an increase of $135 million in premiums, fees and other revenues. Excluding the impact of the acquisition of Travelers, premiums, fees, and other revenues increased by $338 million, or 23%. This increase is primarily the result of continued growth in business through increased sales and renewal business within South Korea, Brazil, Taiwan, and India of $169 million, $35 million, $28 million, and $9 million, respectively. Mexico's premiums, fees and other revenues increased by $61 million, primarily due to increases in institutional and traditional life lines of business, offset by decreases in the individual annuity business caused by a large one time sale in the prior period and some one time other revenue items of $8 million as well. Chile's premiums, fees and other revenues increased by $31 million mainly due to the establishment of the new bank distribution channel in the current period offset by a decrease in the annuity premiums due to changes in the mortality tables. Net investment income increased by $172 million, or 42%, to $582 million for the nine months ended September 30, 2005 from $410 million for the comparable 2004 period. The acquisition of Travelers resulted in an increase of $47 million. Excluding the impact of the acquisition of Travelers, net investment income increased by $125 million, or 30%. Mexico's net investment income increased by $73 million due principally to increases in interest rates but also as a result of an increase in invested assets. Chile net investment income increased by $36 million primarily due to higher inflation rates. Investment valuations and returns on invested assets in Chile are linked to the inflation rates. South Korea and Taiwan's net investment income increased by $15 million and $10 million, respectively, due to an increase in their invested assets. These increases were offset by a decrease in net investment income of $15 million due to the realignment of economic capital. The remainder of the increases in premiums, fees and other revenues and net investment income can be attributed to business growth and investment income in other countries. Additionally, a component of this business growth and higher net investment income is due to changes in foreign currency exchange rates of $156 million.

     Total expenses increased by $675 million, or 40%, to $2,355 million for the nine months ended September 30, 2005 from $1,680 million for the comparable 2004 period. The acquisition of Travelers accounted for $186 million of this increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $489 million, or 29%, over the comparable 2004 period. Policyholder benefits, claims and dividends and interest credited to policyholder account balances increased by $430 million, or 34%, to $1,698 million for the nine months ended September 30, 2005 from $1,268 million for the comparable 2004 period. The acquisition of Travelers resulted in an increase of $97 million in policyholder benefits, claims and dividends. Excluding the impact of the acquisition of Travelers, policyholder benefits, claims and dividends increased by $333 million, or 26%. Policyholder benefits, claims and dividends in Mexico increased by $95 million primarily due to an increase in unrealized investment gains (losses) supporting certain policyholder liabilities which resulted in a decrease in such liabilities, as well as an increase in interest credited to policyholder accounts of $47 million in line with the net investment income increase in Mexico. South Korea, Taiwan, Brazil, and India's policyholder benefits and interest credited to policyholder accounts increased by $82 million, $34 million, $18 million, and $5 million, respectively, commensurate with the business growth discussed above. Chile's policyholder benefits and claims increased by $41 million due to business growth, as well as an increase in annuity reserves, which, like net investment income on related assets, are linked to the inflation rate. Hong Kong's policyholder benefits and claims increased by $4 million due to higher claims and associated increase in reserves in the current period. The remainder of the increase can be attributed to business growth in other countries. Other expenses increased by $245 million, or 59%, to $657 million for the nine months ended September 30, 2005 from $412 million for the comparable 2004 period. The acquisition of Travelers resulted in an increase of $89 million in other expenses. Excluding the impact of the acquisition of Travelers, other expenses increased by $156 million, or 38%. South Korea's other expenses increased by $68 million primarily due to higher amortization of deferred acquisitions costs driven by rapid growth in the business and a decrease in a payroll tax liability in the prior period resulting from the resolution of the related tax matter. Mexico's other expenses increased by $26 million primarily due to the establishment of liabilities related to potential employment matters in the current year and the decrease in the prior year of severance accruals. There was also an increase in other expenses due to costs incurred in connection with the start-up of the Afore operations in the current period. Brazil and India's other expenses increased by $20 million and $5 million, respectively, in line with the growth in business discussed above. Argentina's other expenses increased by $7 million primarily due to additional litigation reserves and severance costs. Chile's other expenses increased by $16 million due to the establishment of the new bank distribution channel. Hong Kong's other expenses increased by $7 million due primarily to higher amortization associated with increased lapses in the general agency and brokerage channels. Home Office also noted an increase of $8 million in other expenses due primarily to increased consultant fees for growth initiative projects and a change in the expense allocation from the prior period. The remainder of the increase can be attributed to business growth in other countries, as well as the ongoing investment in this segment's infrastructure. Additionally, a component of the growth in total expenses is due to changes in foreign currency exchange rates of $142 million.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                  -------------------   -------------------
                                                   2005          2004    2005         2004
                                                  ------         ----   ------       ------
                                                                (IN MILLIONS)
REVENUES
Premiums........................................  $  976         $819   $2,807       $2,431
Universal life and investment-type product
  policy fees...................................      (2)          --       --           --
Net investment income...........................     158          134      445          381
Other revenues..................................      13           13       45           40
Net investment gains (losses)...................       7          (19)      28           35
                                                  ------         ----   ------       ------
  Total revenues................................   1,152          947    3,325        2,887
                                                  ------         ----   ------       ------
EXPENSES
Policyholder benefits and claims................     779          660    2,346        1,943
Interest credited to policyholder account
  balances......................................      64           55      163          151
Policyholder dividends..........................      --           (1)      --           --
Other expenses..................................     265          212      722          688
                                                  ------         ----   ------       ------
  Total expenses................................   1,108          926    3,231        2,782
                                                  ------         ----   ------       ------
Income before provision for income taxes........      44           21       94          105
Provision for income taxes......................      16            8       30           36
                                                  ------         ----   ------       ------
Income before cumulative effect of a change in
  accounting....................................      28           13       64           69
Cumulative effect of a change in accounting, net
  of income taxes...............................      --           --       --           --
                                                  ------         ----   ------       ------
Net income......................................  $   28         $ 13   $   64       $   69
                                                  ======         ====   ======       ======

     MetLife's Reinsurance segment is comprised of the life reinsurance business of RGA, a publicly traded company. RGA has operations in North America and has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004 -- REINSURANCE

     Net income increased by $15 million, or 115%, to $28 million for the three months ended September 30, 2005 from $13 million for the comparable 2004 period. This increase is attributable to a 19% increase in premiums, offset in part by an 18% increase in policyholder benefits and claims. Additionally, investment income increased 18%, primarily related to an increase in RGA's invested asset base. The increase in net income was largely attributable to a lower loss ratio in the current year period, primarily due to favorable mortality experience in the U.S. and Canada and a decrease in the loss reported by RGA's accident and health business from a $9 million loss for the three months ended September 30, 2004 to a $3 million loss for the three months ended September 30, 2005.

     Total revenues, excluding net investment gains (losses), increased by $179 million, or 19%, to $1,145 million for the three months ended September 30, 2005 from $966 million for the comparable 2004 period due primarily to a $157 million, or 19%, increase in premiums and a $24 million, or 18%, increase in net investment income. The premium increase during the three months ended September 30, 2005 is primarily the result of new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and certain international operations, particularly in the Asia Pacific region and Canada. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period. The growth in net investment income is the result of the growth in RGA's operations and invested asset base. Additionally, a component of the total revenue increase is attributable to changes in foreign currency exchange rate movements, contributing an estimated $16 million.

     Total expenses increased by $182 million, or 20%, to $1,108 million for the three months ended September 30, 2005 from $926 million for the comparable 2004 period. This increase is primarily attributable to an increase of $119 million in policyholder benefits and claims, primarily associated with growth in RGA's insurance in force of approximately $254 billion, offset in part by favorable mortality experience in the U.S. and Canada. Other expenses increased $53 million, or 25%, from the comparable 2004 period. The increase in other expenses is primarily driven by a $21 million increase in minority interest expense associated with an increase in RGA's earnings, an $11 million increase in the amortization of deferred acquisition costs, and an $18 million increase in change in deferred acquisition costs associated with the increase in net investment gains (losses). Additionally, approximately $15 million of the total expense increase is attributable to changes in foreign currency exchange rate movements.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -- REINSURANCE

     Net income decreased $5 million, or 7%, to $64 million for the nine months ended September 30, 2005 from $69 million for the comparable 2004 period. This decrease is attributable to a 21% increase in policyholder benefits and claims, partially offset by a 15% increase in premiums. In addition, net investment income increased $64 million, or 17%, primarily related to an increase in RGA's invested asset base. The decrease in net income was largely attributable to a higher loss ratio in the current year period, primarily due to unfavorable mortality experience as a result of high claims levels in the U.S. and the U.K. during the first six months of the year, along with strengthening of reserves of $24 million for RGA's Argentine pension business, which is currently in run-off. These factors were partially offset by favorable mortality experience in the U.S. and Canada during the third quarter of 2005.

     Total revenues, excluding net investment gains (losses), increased by $445 million, or 16%, to $3,297 million for the nine months ended September 30, 2005 from $2,852 million for the comparable 2004 period due primarily to a $376 million, or 15%, increase in premiums and a $64 million, or 17%, increase in net investment income. The premium increase during the nine months ended September 30, 2005 is primarily the result of new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and certain international operations. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period. The growth in net investment income is the result of the growth in RGA's operations and invested asset base. Additionally, a component of the total revenue increase is attributable to changes in foreign currency exchange rate movements contributing an estimated $57 million.

     Total expenses increased by $449 million, or 16%, to $3,231 million for the nine months ended September 30, 2005 from $2,782 million for the comparable 2004 period. This increase is primarily attributable to an increase of $403 million in policyholder benefits and claims, primarily associated with growth in RGA's insurance in force of approximately $254 billion, the aforementioned unfavorable mortality experience in the U.S. and U.K. during the first six months of the year, and strengthening of reserves of $24 million for the Argentine pension business. These factors were partially offset by favorable mortality experience in the U.S. and Canada during the third quarter of 2005. Other expenses increased $34 million, or 5%, due primarily to an increase in the amortization of deferred acquisition costs. Additionally, approximately $54 million of the total expense increase is attributable to changes in foreign currency exchange rate movements.

CORPORATE & OTHER

     The following table presents consolidated financial information for Corporate & Other for the periods indicated:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------   -------------------
                                                  2005          2004    2005          2004
                                                  ----          ----   ------         ----
                                                               (IN MILLIONS)
REVENUES
Premiums........................................  $  2          $(11)  $   (2)        $(23)
Universal life and investment-type product
  policy fees...................................     1             2        1            2
Net investment income...........................   217           109      535          283
Other revenues..................................     5             8       13            9
Net investment gains (losses)...................    65            (6)     (85)         (68)
                                                  ----          ----   ------         ----
  Total revenues................................   290           102      462          203
                                                  ----          ----   ------         ----
EXPENSES
Policyholder benefits and claims................    11             2      (34)           2
Interest credited to policyholder account
  balances......................................    --            (7)      --           --
Other expenses..................................   253           143      606          421
                                                  ----          ----   ------         ----
  Total expenses................................   264           138      572          423
                                                  ----          ----   ------         ----
Income (loss) from continuing operations before
  income tax benefit............................    26           (36)    (110)        (220)
Income tax benefit..............................   (49)          (42)    (154)        (222)
                                                  ----          ----   ------         ----
Income from continuing operations...............    75             6       44            2
Income from discontinued operations, net of
  income taxes..................................     1            11    1,043          166
                                                  ----          ----   ------         ----
Income before cumulative effect of a change in
  accounting....................................    76            17    1,087          168
Cumulative effect of a change in accounting, net
  of income taxes...............................    --            --       --            4
                                                  ----          ----   ------         ----
Net income......................................    76            17    1,087          172
Preferred stock dividend........................    31            --       31           --
                                                  ----          ----   ------         ----
Net income available to common shareholders.....  $ 45          $ 17   $1,056         $172
                                                  ====          ====   ======         ====

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

  THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004 -- CORPORATE & OTHER

     Income from continuing operations increased by $69 million, or 1,150%, to $75 million for the three months ended September 30, 2005 from $6 million for the comparable 2004 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, accounted for $48 million of this increase. Excluding the impact of the Travelers acquisition, income from continuing operations increased by $21 million for the three months ended September 30, 2005 from the comparable 2004 period. The 2005 period includes a $31 million benefit from a revision of the estimate of income taxes for 2004. The 2004 period includes a $9 million benefit from a revision of the estimate of income taxes for 2003. Excluding the impact of these items, income from continuing operations decreased by $1 million for the three months ended September 30, 2005 from the comparable 2004 period. The decrease in income in 2005 over the prior year period is primarily attributable to costs incurred as a result of higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), integration costs associated with the acquisition of Travelers and interest credited to bank holder deposits of $47 million, $30 million and $12 million, respectively, all of which are net of income taxes. This is partially offset by an increase in net investments gains (losses) of $49 million and net investment income of $27 million, as well as lower legal related costs of $11 million, predominantly from the reduction of previously established liabilities related to legal disputes, and a reduction in allocated corporate support related expenses of $7 million, all of which are net of income taxes.

     Total revenues, excluding net investment gains (losses), increased by $117 million, or 108%, to $225 million for the three months ended September 30, 2005 from $108 million for the comparable 2004 period. The acquisition of Travelers accounted for $72 million of this increase. Excluding the impact of the acquisition of Travelers, the increase of $45 million is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base, as well as increased income from corporate joint ventures and mortgage loans on real estate.

     Total expenses increased by $126 million, or 91%, to $264 million for the three months ended September 30, 2005 from $138 million for the comparable 2004 period. The acquisition of Travelers accounted for $4 million of this increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $122 million for the three months ended September 30, 2005 from the comparable 2004 period. This increase is attributable to higher interest expense of $72 million as a result of the issuance of senior notes throughout 2004 and 2005, which includes $62 million from the financing of the acquisition of Travelers. In addition, integration costs associated with the acquisition of Travelers were $46 million. As a result of growth in the business, interest credited to bank holder deposits increased $19 million at MetLife Bank. This is partially offset by lower legal related costs of $17 million, predominantly from the reduction of previously established liabilities related to legal disputes, and a reduction in allocated corporate support expenses of $10 million.

  NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -- CORPORATE & OTHER

     Income from continuing operations increased by $42 million, or 2,100%, to $44 million for the nine months ended September 30, 2005 from $2 million for the comparable 2004 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, accounted for $48 million of this increase. Excluding the impact of the Travelers acquisition, income from continuing operations decreased by $6 million for the nine months ended September 30, 2005 from the comparable 2004 period. The 2005 period includes a $31 million benefit from a revision of the estimate of income taxes for 2004, a $30 million benefit, net of income taxes, associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, as well as an $18 million benefit, net of income taxes, associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $105 million benefit associated with the resolution of issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 period is an expense related to a $32 million, net of income taxes, contribution to the MetLife Foundation and a $9 million benefit from a revision of the estimate of income taxes for 2003. Excluding the impact of these one-time items, income from continuing operations decreased by $3 million for the nine months ended September 30, 2005 from the comparable 2004 period. The decrease in income in 2005 over the prior year period is primarily attributable to higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), interest credited to bank holder deposits and integration costs associated with the acquisition of Travelers of $75 million, $29 million, and $46 million, respectively, all of which are net of income taxes. This is partially offset by an increase in net investment income of $107 million, net of income taxes, and a reduction in allocated corporate support expenses of $12 million, net of income taxes and lower legal related costs of $8 million, predominantly from the reduction of previously established liabilities related to legal disputes, net of income taxes. The remainder of the difference is primarily driven by the difference between the actual and the estimated tax rate allocated to the various segments.

     Total revenues, excluding net investment gains (losses), increased by $276 million, or 102%, to $547 million for the nine months ended September 30, 2005 from $271 million for the comparable 2004 period. The acquisition of Travelers accounted for $72 million of this increase. Excluding the impact of the acquisition of Travelers, the increase of $204 million is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base, as well as increased income from corporate joint ventures and mortgage loans on real estate.

     Total expenses increased by $149 million, or 35%, to $572 million for the nine months ended September 30, 2005 from $423 million for the comparable 2004 period. The acquisition of Travelers accounted for $4 million of this increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $145 million for the three months ended September 30, 2005 from the comparable 2004 period. The 2005 period includes a $47 million benefit associated with a reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, as well as a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of a liability associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Excluding the impact of these items, total expenses increased by $248 million for the nine months ended September 30, 2005 from the comparable 2004 period. This increase is attributable to higher interest expense of $116 million as a result of the issuance of senior notes throughout 2004 and 2005, which includes $67 million from the financing of the acquisition of Travelers. In addition integration costs associated with the acquisition of Travelers were $72 million. As a result of growth in the business, interest credited to bank holder deposits increased $46 million at MetLife Bank. This is partially offset by lower legal related costs of $13 million, predominantly from the reduction of previously established liabilities related to legal disputes, and a reduction in allocated corporate support expenses of $19 million.

LIQUIDITY AND CAPITAL RESOURCES

     For purposes of this discussion, the terms "MetLife" or the "Company" refer to MetLife, Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

THE COMPANY

  CAPITAL

     Risk Based Capital ("RBC") requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items and takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. These rules apply to each of the Company's domestic insurance subsidiaries. At December 31, 2004, Metropolitan Life's and each of the Holding Company's other domestic insurance subsidiaries' total adjusted capital was in excess of the RBC levels required by their respective states of domicile.

     The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in 2001 to standardize regulatory accounting and reporting to state insurance departments. However, statutory account-ing principles continue to be established by individual state laws and permitted practices. The New York State Department of Insurance (the "Department") has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company's other insurance subsidiaries.

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

  LIQUIDITY

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $9.3 billion at September 30, 2005 and $5.4 billion at December 31, 2004. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts ("GICs"), and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At September 30, 2005 and December 31, 2004, the Company had $176 billion and $136 billion in liquid assets, respectively.

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

     At September 30, 2005 and December 31, 2004, the Company had $1.3 billion and $1.4 billion in short-term debt outstanding, respectively, and $9.5 billion and $7.4 billion in long-term debt outstanding, respectively. See also
"-- Liquidity and Capital Resources -- The Holding Company -- Liquidity
Sources."

     MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both September 30, 2005 and December 31, 2004, MetLife Funding had a tangible net worth of $10.9 million. MetLife Funding raises funds from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At September 30, 2005 and December 31, 2004, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1,070 million and $1,448 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $3.9 billion. If these facilities were drawn upon, they would bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and $3.0 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. The following table provides details on these facilities:

                                                                              USAGE AS OF
BORROWER(S)                                         EXPIRATION     CAPACITY     9/30/05
------------------------------------------------  --------------   --------   -----------
                                                               (IN MILLIONS)
MetLife, Inc., MetLife Funding, Inc.,
  Metropolitan Life Insurance Company...........  April 2009        $1,500       $260*
MetLife, Inc., MetLife Funding, Inc. ...........  April 2010         1,500         --
MetLife Bank, N.A. .............................  July 2006            200         --
Reinsurance Group of America, Incorporated......  December 2005         27         27
Reinsurance Group of America, Incorporated......  May 2007              26         26
Reinsurance Group of America, Incorporated......  September 2010       600         50
                                                                    ------       ----
                                                  TOTAL             $3,853       $363
                                                                    ======       ====

---------------

* Letter of Credit Issuance

     Letters of Credit. At September 30, 2005 and December 31, 2004, the Company had outstanding $2.9 billion and $961 million, respectively, in letters of credit from various banks, of which $2.2 billion and $0 million, respectively, were part of committed facilities. The letters of credit outstanding at September 30, 2005 and December 31, 2004, all expire within one year except for $475 million in the current period which expires in ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company's actual future cash funding requirements.

     On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by The Travelers Life and Annuity Reinsurance Company ("TLARC") and various institutional lenders on April 25, 2005 became effective. The L/C Agreement amends an agreement under which Citigroup Insurance Holding Company, the former parent of TLARC, was the guarantor of TLARC's reimbursement obligations. Also during 2005, Exeter Reassurance Company Ltd. entered into three ten-year Letter of Credit Reimbursement Agreements totaling $800 million. The following table provides details on the capacity and outstanding balances of such committed facilities:

                                                                              USAGE AS OF
ACCOUNT PARTY                                       EXPIRATION     CAPACITY     9/30/05
------------------------------------------------  --------------   --------   -----------
                                                               (IN MILLIONS)
The Travelers Life and Annuity Reinsurance
  Company.......................................  July 2010         $2,000      $1,730
Exeter Reassurance Company Ltd. ................  March 2015           225         225
Exeter Reassurance Company Ltd. ................  June 2015            250         250
Exeter Reassurance Company Ltd. ................  September 2015       325          --
                                                                    ------      ------
                                                  TOTAL             $2,800      $2,205
                                                                    ======      ======

---------------

Note: The Holding Company is the guarantor for the agreements above.

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

     The following table summarizes the Company's major contractual obligations as of September 30, 2005:

                                                      LESS THAN    THREE TO FIVE   MORE THAN
CONTRACTUAL OBLIGATIONS                    TOTAL     THREE YEARS       YEARS       FIVE YEARS
----------------------------------------  --------   -----------   -------------   ----------
                                                             (IN MILLIONS)
Other long-term liabilities(1)(2).......  $111,055     $20,259        $ 8,681       $82,115
Long-term debt(3).......................     9,456       1,253            359         7,844
Partnership investments(4)..............     2,780       2,780             --            --
Operating leases........................     1,323         578            240           505
Mortgage commitments....................     2,195       1,591             51           553
Junior subordinated debt securities
  underlying common equity units........     2,134          --          2,134            --
Shares subject to mandatory
  redemption(3).........................       350          --             --           350
Capital leases..........................        72          32             13            27
Contracts to purchase real estate.......        36          36             --            --
                                          --------     -------        -------       -------
Total...................................  $129,401     $26,529        $11,478       $91,394
                                          ========     =======        =======       =======

---------------

(1) Other long-term liabilities include various investment-type products with contractually scheduled maturities, including guaranteed interest contracts, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death, and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of approximately $80.0 billion and policyholder account balances of approximately $115.7 billion at September 30, 2005 have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $62.5 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $42.2 billion relating to deferred annuities, approximately $27.1 billion for group and universal life products and approximately $24.9 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "-- Liquidity and Capital Resources -- The Company -- Asset/Liability Management."

    Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the More than Five Years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for the nine months ended September 30, 2005 in the table of $111.1 billion exceeds the corresponding liability amounts of $55.7 billion included in the unaudited interim condensed consolidated financial statements at September 30, 2005. The liability amount in the unaudited interim condensed consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

(3) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include any fair value adjustments, related premiums and discounts, or capital leases which are presented separately.

(4) The Company anticipates that these amounts could be invested in these partnerships any time over the next five years, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

     As of September 30, 2005, and relative to its liquidity program, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

     Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC (or not less than 125% of the company action level RBC, if NELICO has a negative trend), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At September 30, 2005, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recently referenced RBC-based amount calculated at December 31, 2004.

     In connection with the Company's acquisition of the parent of General American Life Insurance Company ("General American"), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 180% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. The agreement was subsequently amended to provide that, for the five year period from 2003 through 2007, total adjusted capital must be maintained at a level not less than 200% of the company action level RBC, as defined by state insurance statutes. At September 30, 2005, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

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

     General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 180% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At September 30, 2005, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

     In connection with the acquisition of Travelers, MetLife International Holdings, Inc. ("MIH"), a subsidiary of the Holding Company, committed to the Australian Prudential Regulatory Authority that it will provide or procure the provision of additional capital to MetLife General Insurance Limited ("MGIL"), an Australian subsidiary of MIH, to the extent necessary to enable MGIL to meet insurance capital adequacy and solvency requirements. In addition, MetLife International Insurance, Ltd. ("MIIL"), a Bermuda insurance company, was acquired as part of the Travelers transaction. In connection with the assumption of a block of business by MIIL from a company in liquidation in 1995, Citicorp Life Insurance Company ("CLIC"), an affiliate of MIIL and a subsidiary of the Holding Company, agreed with MIIL and the liquidator to make capital contributions to MIIL to ensure that, for so long as any policies in such block remain outstanding, MIIL remains solvent and able to honor the liabilities under such policies.

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

     Consolidated cash flows. Net cash provided by operating activities was $4,822 million and $4,260 million for the nine months ended September 30, 2005 and 2004, respectively. The $562 million increase in operating cash flows in 2005 over the comparable 2004 period is primarily attributable to the acquisition of Travelers, continued growth in the annuity business, as well as growth in retirement & savings, disability, dental, long-term care businesses and group life.

     Net cash used in investing activities was $22,138 million and $10,943 million for the nine months ended September 30, 2005 and 2004, respectively. The $11,195 million increase in net cash used in investing activities in 2005 over the comparable 2004 period is primarily due to the acquisition of Travelers and CitiStreet Associates and the increase in net purchases of fixed maturities. This was partially offset by the funding of new mortgage loans, sales of equity real estate and a decrease in the cash used for short-term investments. In addition, the 2005 period includes proceeds associated with the sale of SSRM and MetLife Indonesia.

     Net cash provided by financing activities was $20,160 million and $6,581 million for the nine months ended September 30, 2005 and 2004, respectively. The $13,579 million increase in net cash provided by financing activities in 2005 over the comparable 2004 period is primarily attributable to the Holding Company's funding of the acquisition of Travelers through the issuance of long-term debt, junior subordinated debt securities and preferred shares. In addition, there was an increase in the amount of securities lending cash collateral invested in connection with the program. This increase was partially offset by a decrease in net cash provided by policyholder account balances, the repayment of previously issued long-term debt and the payment of dividends on the preferred shares. The 2004 period includes the repayment of short-term debt and the purchase of treasury stock under the authorization of the Holding Company's common stock repurchase program. These items were partially offset by additional proceeds from the issuance of new long-term debt in 2004.

THE HOLDING COMPANY

  CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2004, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned minimum capital standards and each had risk-based and leverage capital ratios that met the federal banking regulatory agencies "well capitalized" standards. At September 30, 2005, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank's risk-based and leverage capital ratios meeting the federal banking regulatory agencies "well capitalized" standards and all of MetLife, Inc.'s risk-based and leverage capital ratios meeting the "adequately capitalized" standards.

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

  LIQUIDITY SOURCES

     Dividends. The primary source of the Holding Company's liquidity is dividends it receives from Metropolitan Life. Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Holding Company cannot provide assurance that Metropolitan Life will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that Metropolitan Life must submit for the Superintendent's consideration.

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

     The maximum amount of the dividends which could be paid to the Holding Company by Metropolitan Life, TIC, Metropolitan Property and Casualty Insurance Company and Metropolitan Tower Life Insurance Company, in 2005, without prior regulatory approval, was $880 million, $0 million, $187 million and $119 million, respectively. During the nine months ended September 30, 2005, Metropolitan Life paid $880 million in ordinary dividends for which prior insurance regulatory approval was not required and $2,320 million in special dividends as approved by the Superintendent. TIC (following the acquisition by the Holding Company) has not paid any dividends for which prior insurance regulatory approval was not required nor any special dividends during the three months ended September 30, 2005. Metropolitan Property and Casualty Insurance Company paid $400 million in special dividends, as approved by the Rhode Island Superintendent of Insurance, during the nine months ended September 30, 2005. Metropolitan Tower Life Insurance Company paid $54 million in ordinary dividends for which prior insurance regulatory approval was not required and $873 million in special dividends as approved by the Delaware Superintendent of Insurance during the nine months ended September 30, 2005. Further dividends to the Holding Company in 2005 by Metropolitan Life, TIC, Metropolitan Property and Casualty Insurance Company and Metropolitan Tower Life Insurance Company will require prior approval by the respective state department of insurance.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets that it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At September 30, 2005 and December 31, 2004, the Holding Company had $1.5 billion and $2.1 billion of liquid assets, respectively.

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

     At September 30, 2005 and December 31, 2004, the Holding Company had $160 million and $0 million in short-term debt outstanding, respectively. At September 30, 2005 and December 31, 2004, the Holding Company had $7.3 billion and $5.7 billion of long-term debt outstanding, respectively.

     On April 27, 2005, the Holding Company filed a shelf registration statement (the "2005 Registration Statement") with the U.S. Securities and Exchange Commission ("SEC"), covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, approximately $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004, permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering.

     During June 2005, in connection with the Company's acquisition of Travelers, the Holding Company issued $2.0 billion of senior debt, $2.07 billion of common equity units and $2.1 billion of preferred stock under the 2005 Registration Statement. In addition, $0.7 billion of senior notes were sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended, a portion of which may be resold in the United States under the 2005 Registration Statement. Remaining capacity under the 2005 Registration Statement after such issuances is $6.6 billion.

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

          The following table summarizes the Holding Company's outstanding senior debt issuances:

ISSUE DATE                                            PRINCIPAL(3)   INTEREST RATE   MATURITY
----------------------------------------------------  ------------   -------------   --------
                                                                   (IN MILLIONS)
June 2005...........................................     $1,000          5.00%         2015
June 2005...........................................     $1,000          5.70%         2035
June 2005(1)........................................     $  708          5.25%         2020
December 2004(1)....................................     $  619          5.38%         2024
June 2004(2)........................................     $  350          5.50%         2014
June 2004(2)........................................     $  750          6.38%         2034
November 2003.......................................     $  500          5.00%         2013
November 2003.......................................     $  200          5.88%         2033
December 2002.......................................     $  400          5.38%         2012
December 2002.......................................     $  600          6.50%         2032
November 2001.......................................     $  500          5.25%         2006
November 2001.......................................     $  750          6.13%         2011

---------------

     (1) This amount represents the translation of pounds sterling into U.S. Dollars using the noon buying rate on September 30, 2005 of $1.7696 as announced by the Federal Reserve Bank of New York.

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

          The Series A and Series B preferred shares (the "Preferred Shares") rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the preferred shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company's board of directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of (i) 1.00% above three-month LIBOR on the related LIBOR determination date, or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company's common stock -- or any other securities ranking junior to the Preferred Shares -- unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

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

        See "-- Liquidity and Capital Resources -- The Holding Company -- Liquidity Uses -- Dividends."

          Common Equity Units. In connection with financing the acquisition of Travelers on July 1, 2005, the Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. Each common equity unit has an initial stated amount of $25 per unit and consists of (i) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II ("Series A Trust"), with an initial liquidation amount of $1,000, (ii) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III ("Series B Trust" and, together with the Series A Trust, the "Trusts"), with an initial liquidation amount of $1,000 and
     (iii) a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company's common stock, par value $.01 per share, for a purchase price of $12.50.

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

     Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009, which it shares with Metropolitan Life and MetLife Funding and $1.5 billion expiring in 2010, which it shares with MetLife Funding). Borrowings under these facilities bear interest at varying rates stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At September 30, 2005, neither the Holding Company, Metropolitan Life nor MetLife Funding had borrowed against these credit facilities. At September 30, 2005, $260 million of the unsecured credit facilities were used in support of letters of credit issued on behalf of the Company.

     Letters of Credit. At September 30, 2005 and December 31, 2004, the Holding Company had outstanding $86 million and $369 million, respectively, in the letters of credit from various banks, all of which expire within one year. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company's actual future cash funding requirements.

     On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated L/C Agreement entered into by TLARC and various institutional lenders on April 25, 2005 became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement. The L/C Agreement amends an agreement under which Citigroup Insurance Holding Company, the former parent of TLARC, was the guarantor of TLARC's reimbursement obligations. The Holding Company replaced Citigroup Insurance Holding Company as guarantor upon closing of the Travelers acquisition. The L/C Agreement expires five years after the closing of the acquisition. Also during 2005, Exeter Reassurance Company Ltd. entered into three ten-year Letter of Credit Reimbursement Agreements totaling $800 million. The Holding Company is a guarantor under the agreements.

  LIQUIDITY USES

     The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company's common stock.

     Dividends. On August 22, 2005, the Company's board of directors declared dividends of $0.286569 per share, for a total of $7 million, on the Series A preferred shares, and $0.4017361 per share, for a total of $24 million, on the Series B preferred shares. Both dividends were paid on September 15, 2005 to shareholders of record as of August 31, 2005.

     On September 28, 2004, the Holding Company's Board of Directors approved an annual dividend for 2004 of $0.46 per common share or $343 million, payable on December 13, 2004 to shareholders of record on November 5, 2004. The 2004 dividend represents a 100% increase from the 2003 annual dividend of $0.23 per common share. Future dividend decisions will be determined by the Holding Company's Board of Directors after taking into consideration factors such as the Holding Company's current earnings, expected medium-and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies.

     See "-- Subsequent Events."

     Capital Contributions/Loans to Affiliates. During the nine months ended September 30, 2005 and 2004, the Holding Company contributed an aggregate of $855 million and $309 million to various subsidiaries, respectively.

     Share Repurchase. On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common shares in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of approximately $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     The following table summarizes the common stock repurchase activity of the Holding Company for the nine months ended September 30, 2005 and 2004:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                               2005        2004
                                                              ------   ------------
                                                              (DOLLARS IN MILLIONS)
Stock repurchased...........................................     --     13,931,885
Cost........................................................  $  --    $       496

     At September 30, 2005, the Holding Company had approximately $716 million remaining on the October 26, 2004 common stock repurchase program. As a result of the Holding Company's acquisition of Travelers, the Holding Company has currently suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

     Support Agreements. In 2002, the Holding Company entered into a net worth maintenance agreement with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under the agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At September 30, 2005, the capital and surplus of each of these subsidiaries is in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2004.

     In connection with the acquisition of Travelers, support agreements were provided to various insurance regulators. The Holding Company committed to the Delaware Department of Insurance, in the event that at December 31, 2005 the total adjusted capital of Metropolitan Tower Life Insurance Company ("MTL"), a Delaware subsidiary of the Holding Company, is below 250% of the company action level RBC, the Holding Company would make a capital contribution to MTL in an amount that would make up for such shortfall. The Holding Company also committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of Travelers Life and Annuity Reinsurance Company, a South Carolina subsidiary of the Holding Company, at the greater $250,000 or 10% of net loss reserves (loss reserves less deferred acquisition costs).

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

SUBSEQUENT EVENTS

     On November 1, 2005, the Company repaid a maturing 7% $250 million surplus note.

     On October 25, 2005, the Holding Company's Board of Directors approved an annual dividend for 2005 of $0.52 per common share payable on December 15, 2005 to shareholders of record on November 7, 2005. The 2005 dividend represents a 13% increase from the 2004 annual dividend of $0.46 per common share. The Company estimates the aggregate dividend payment to be approximately $400 million.

OFF-BALANCE SHEET ARRANGEMENTS

  Commitments to Fund Partnership Investments

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $2,780 million and $1,324 million at September 30, 2005 and December 31, 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  Mortgage Loan Commitments

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2,195 million and $1,189 million, respectively, at September 30, 2005 and December 31, 2004.

  Guarantees

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

     In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

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

     In the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. In the third quarter of 2005, the Company released $6 million of a liability due to the expiration of indemnities provided in a prior year disposition. The Company's recorded liabilities at September 30, 2005 and December 31, 2004 for indemnities, guarantees and commitments were $8 million and $10 million, respectively.

     In conjunction with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $698 million at September 30, 2005. The credit default swaps expire at various times during the next six years.

  Other

     TIC, a wholly-owned subsidiary of MetLife, Inc., is a member of the Federal Home Loan Bank of Boston (the "Bank") and holds $70 million of common stock of the Bank, which is included in equity securities in the unaudited interim condensed consolidated balance sheet. TIC has also entered into several funding agreements (the "funding agreements") with the Bank whereby TIC has issued such funding agreements in exchange for cash and for which the Bank has been granted a blanket lien on TIC's residential mortgages and mortgage-backed securities to collateralize TIC's obligations under the funding agreements. TIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements, the related security agreement represented by this blanket lien, provide that upon any event of default by TIC, the Bank's recovery is limited to the amount of TIC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the Bank as of September 30, 2005 is $1 billion, which is included in policyholder account balances.

  Accelerated Share Repurchase

     The Company has settled the accelerated common share repurchase agreement. See "-- Liquidity and Capital Resources -- The Holding Company -- Liquidity Uses -- Share Repurchase."

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards ("SFAS") No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In September 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. EITF 05-7 will be applied prospectively and is effective for all debt modifications occurring in periods beginning after December 15, 2005. EITF 05-7 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In September 2005, the EITF reached consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-8"). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 will be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and is effective for periods beginning after December 15, 2005. EITF 05-8 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1. The Company does not anticipate that the adoption will have a material impact on its unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB cleared SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and Implementation Issue No. B39, Embedded
Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(r)"), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r). In addition, the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. As all stock options currently accounted for under the intrinsic value method will vest prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's unaudited interim condensed consolidated financial statements.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provision of the AJCA. During the third quarter of 2005, the Company recorded a $15 million tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax provision had previously been recorded. The Company does not anticipate that further implementation of the repatriation provision will have a material impact on the Company's income tax expense and deferred income tax assets and liabilities.

     Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"). FSP 106-2 provides accounting guidance to employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. The postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. FSP 106-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective April 1, 2004, the Company adopted EITF Issue No. 03-6, Participating Securities and the Two -- Class Method under FASB Statement No. 128 ("EITF 03-6"). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per common share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company's earnings per common share calculations or amounts.

     Effective January 1, 2004, the Company adopted SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"), as interpreted by a Technical Practice Aid ("TPA"), issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1"), which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its unaudited interim condensed consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets"), under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the

Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's unaudited interim condensed consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Due to the adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the nine months ended September 30, 2004.

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

     - Interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates; and

     - Market valuation risk.

     The Company manages risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk and market valuation risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and valuation risk through geographic, property type and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies, product design, such as the use of market value adjustment features and surrender charges, and proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. The Company also uses certain derivative instruments in the management of credit and interest rate risks.

  COMPOSITION OF PORTFOLIO AND INVESTMENT RESULTS

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio at or for the three months and nine months ended September 30, 2005 and 2004:

                                                        AT OR FOR THE                 AT OR FOR THE
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -----------------------       -----------------------
                                                     2005           2004           2005           2004
                                                   --------       --------       --------       --------
                                                                       (IN MILLIONS)
FIXED MATURITIES
Yield(1).........................................      6.04%          6.44%          5.93%          6.58%
Investment income(2).............................  $  2,865       $  2,246       $  7,448       $  6,768
Net investment gains (losses)....................  $    (98)      $     61       $   (301)      $     92
Ending assets(2).................................  $232,419       $176,075       $232,419       $176,075

                                                        AT OR FOR THE                 AT OR FOR THE
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -----------------------       -----------------------
                                                     2005           2004           2005           2004
                                                   --------       --------       --------       --------
                                                                       (IN MILLIONS)
MORTGAGE AND CONSUMER LOANS
Yield(1).........................................      6.79%          7.02%          6.60%          6.87%
Investment income(3).............................  $    611       $    507       $  1,685       $  1,424
Net investment gains (losses)....................  $     13       $     (8)      $     (6)      $     (8)
Ending assets....................................  $ 36,094       $ 29,620       $ 36,094       $ 29,620
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1).........................................     11.22%         10.55%         11.64%         11.92%
Investment income................................  $    118       $    111       $    367       $    398
Net investment gains (losses)....................  $     51       $     (5)      $  1,973       $    149
Ending assets....................................  $  4,505       $  4,263       $  4,505       $  4,263
POLICY LOANS
Yield(1).........................................      6.15%          6.14%          6.08%          6.13%
Investment income................................  $    152       $    135       $    429       $    403
Ending assets....................................  $  9,841       $  8,801       $  9,841       $  8,801
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP
  INTERESTS
Yield(1).........................................      8.76%          7.42%         11.96%          6.96%
Investment income................................  $    162       $     75       $    556       $    205
Net investment gains (losses)....................  $     20       $     96       $    127       $    183
Ending assets....................................  $  7,504       $  4,715       $  7,504       $  4,715
CASH AND SHORT-TERM INVESTMENTS
Yield(1).........................................      3.29%          3.16%          3.47%          2.77%
Investment income................................  $    116       $     43       $    273       $    103
Net investment gains (losses)....................  $     --       $     --       $     (1)      $     --
Ending assets....................................  $ 11,431       $  6,040       $ 11,431       $  6,040
OTHER INVESTED ASSETS(5)
Yield(1).........................................      9.93%          5.51%          8.59%          5.03%
Investment income................................  $    175       $     55       $    364       $    152
Net investment gains (losses)....................  $     (9)      $     34       $    389       $     42
Ending assets....................................  $  7,499       $  4,394       $  7,499       $  4,394
TOTAL INVESTMENTS
Gross investment income yield(1).................      6.26%          6.51%          6.25%          6.60%
Investment fees and expenses yield...............     (0.13%)        (0.13%)        (0.13%)        (0.13%)
                                                   --------       --------       --------       --------
NET INVESTMENT INCOME YIELD......................      6.13%          6.38%          6.12%          6.47%
                                                   ========       ========       ========       ========
Gross investment income..........................  $  4,199       $  3,172       $ 11,122       $  9,453
Investment fees and expenses.....................  $    (87)      $    (65)      $   (223)      $   (190)
                                                   --------       --------       --------       --------
NET INVESTMENT INCOME(4)(5)......................  $  4,112       $  3,107       $ 10,899       $  9,263
                                                   ========       ========       ========       ========
Ending assets....................................  $309,293       $233,908       $309,293       $233,908
                                                   ========       ========       ========       ========
Net investment gains (losses)(4)(5)..............  $    (23)      $    178       $  2,181       $    458
                                                   ========       ========       ========       ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Fixed maturities includes $805 million in ending assets relating to trading securities for both the three months and nine months ended September 30, 2005 and $14 million and $17 million in investment income relating to trading securities for the three months and nine months ended September 30, 2005, respectively. The annualized yields on trading securities were 5.84% and 4.12% for the three months and nine months ended September 30, 2005, respectively. The Company did not have any trading securities during the three months and nine months ended September 30, 2004.

(3) Investment income from mortgage and consumer loans includes prepayment fees.

(4) Real estate and real estate joint venture income includes amounts classified as discontinued operations of $(2) million and $52 million for the three months and nine months ended September 30, 2005, respectively, and $35 million and $139 million for the three months and nine months ended September 30, 2004, respectively. Net investment gains (losses) include $46 million and $1,969 million of gains classified as discontinued operations for the three months and nine months ended September 30, 2005, respectively, and $(16) million and $136 million for the three months and nine months ended September 30, 2004, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $26 million and $63 million for the three months and nine months ended September 30, 2005, respectively, and $12 million and $48 million for the three months and nine months ended September 30, 2004, respectively. These amounts are excluded from net investment gains (losses). Additionally, excluded from net investment gains (losses) for both the three months and nine months ended September 30, 2005 is $(7) million related to derivative revaluation losses on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting.

  FIXED MATURITIES BY SECTOR AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     Fixed maturities consist principally of publicly-traded and privately-placed debt securities, and represented 74.9% and 73.9% of total cash and invested assets at September 30, 2005 and December 31, 2004, respectively. Based on estimated fair value, public fixed maturities represented $200,178 million, or 86.4%, and $154,439 million, or 87.4%, of total fixed maturities at September 30, 2005 and December 31, 2004, respectively. Based on estimated fair value, private fixed maturities represented $31,436 million, or 13.6%, and $22,307 million, or 12.6%, of total fixed maturities at September 30, 2005 and December 31, 2004, respectively.

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

     The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB-" or higher by Standard & Poor's ("S&P") and Fitch Ratings Insurance Group ("Fitch")), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P and Fitch).

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                               SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                         ------------------------------     ------------------------------
                                          COST OR                            COST OR
NAIC                                     AMORTIZED   ESTIMATED    % OF      AMORTIZED   ESTIMATED    % OF
RATING    RATING AGENCY DESIGNATION(1)     COST      FAIR VALUE   TOTAL       COST      FAIR VALUE   TOTAL
------   ------------------------------  ---------   ----------   -----     ---------   ----------   -----
                                                                   (IN MILLIONS)
  1      Aaa/Aa/A......................  $159,751     $164,341     70.9%    $113,071     $118,779     67.2%
  2      Baa...........................    49,602       51,438     22.2       42,165       45,311     25.6
  3      Ba............................     9,246        9,665      4.2        6,907        7,500      4.2
  4      B.............................     5,411        5,532      2.4        4,081        4,397      2.5
  5      Caa and lower.................       310          317      0.1          329          366      0.2
  6      In or near default............       122          128      0.1          101           90      0.1
                                         ---------   ----------   -----     ---------   ----------   -----
         Subtotal......................   224,442      231,421     99.9      166,654      176,443     99.8
         Redeemable preferred stock....       191          193      0.1          326          303      0.2
                                         ---------   ----------   -----     ---------   ----------   -----
         Total fixed maturities........  $224,633     $231,614    100.0%    $166,980     $176,746    100.0%
                                         =========   ==========   =====     =========   ==========   =====

---------------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody's, S&P and Fitch at September 30, 2005 and the lower of the applicable ratings between Moody's and S&P at December 31, 2004. Beginning in the third quarter of 2005, the Company incorporated Fitch into its rating agency designations to be consistent with the Lehman Brothers' ratings convention. If no rating is available from a rating agency, then the MetLife rating will be used.

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                         SEPTEMBER 30, 2005
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 76,106    $3,082    $  716     $ 78,472     33.9%
Residential mortgage-backed
  securities...........................    43,184       351       335       43,200     18.7
Foreign corporate securities...........    33,479     2,037       301       35,215     15.2
U.S. treasury/agency securities........    25,238     1,364       134       26,468     11.4
Commercial mortgage-backed
  securities...........................    17,299       260       170       17,389      7.5
Asset-backed securities................    13,852        91        75       13,868      6.0
Foreign government securities..........     9,665     1,403        19       11,049      4.8
State and political subdivision
  securities...........................     4,564       201        43        4,722      2.0
Other fixed maturity securities........     1,055        21        38        1,038      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   224,442     8,810     1,831      231,421     99.9
Redeemable preferred stocks............       191         4         2          193      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $224,633    $8,814    $1,833     $231,614    100.0%
                                         ========    ======    ======     ========    =====
Common stocks..........................  $  1,942    $  216    $   34     $  2,124     67.2%
Nonredeemable preferred stocks.........     1,002        40         7        1,035     32.8
                                         --------    ------    ------     --------    -----
  Total equity securities(1)...........  $  2,944    $  256    $   41     $  3,159    100.0%
                                         ========    ======    ======     ========    =====

                                                          DECEMBER 31, 2004
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                            (IN MILLIONS)
U.S. corporate securities...............  $ 58,022    $ 3,870    $172     $ 61,720     34.9%
Residential mortgage-backed
  securities............................    31,683        612      65       32,230     18.2
Foreign corporate securities............    25,341      2,582      85       27,838     15.7
U.S. treasury/agency securities.........    16,534      1,314      22       17,826     10.1
Commercial mortgage-backed securities...    12,099        440      38       12,501      7.1
Asset-backed securities.................    10,784        125      33       10,876      6.2
Foreign government securities...........     7,621        973      26        8,568      4.8
State and political subdivision
  securities............................     3,683        220       4        3,899      2.2
Other fixed maturity securities.........       887        131      33          985      0.6
                                          --------    -------    ----     --------    -----
  Total bonds...........................   166,654     10,267     478      176,443     99.8
Redeemable preferred stocks.............       326         --      23          303      0.2
                                          --------    -------    ----     --------    -----
  Total fixed maturities................  $166,980    $10,267    $501     $176,746    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,412    $   244    $  5     $  1,651     75.5%
Nonredeemable preferred stocks..........       501         39       3          537     24.5
                                          --------    -------    ----     --------    -----
  Total equity securities(1)............  $  1,913    $   283    $  8     $  2,188    100.0%
                                          ========    =======    ====     ========    =====

---------------

(1) Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $457 million and $332 million at September 30, 2005 and December 31, 2004, respectively.

     Fixed Maturity and Equity Security Impairment. The Company classifies all of its fixed maturities and equity securities as available-for-sale and marks them to market through other comprehensive income, except for non-marketable private equities, which are generally carried at cost. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described in "-- Summary of Critical Accounting Estimates -- Investments," about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

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

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $7 million and $55 million for the three months and nine months ended September 30, 2005, respectively, and $27 million and $89 million for the three months and nine months ended September 30, 2004, respectively. The Company's three largest impairments totaled $3 million and $40 million for the three months and nine months ended September 30, 2005, respectively, and $12 million and $33 million for the three months and nine months ended September 30, 2004, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. For the three months and nine months ended September 30, 2005, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $22,804 million and $60,642 million, respectively, and $8,310 million and $17,276 million for the three months and nine months ended September 30, 2004, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $281 million and $734 million for the three months and nine months ended September 30, 2005, respectively, and $163 million and $355 million for the three months and nine months ended September 30, 2004, respectively.

     The following table presents the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities, at September 30, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                       SEPTEMBER 30, 2005
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                                     (DOLLARS IN MILLIONS)
Less than six months............  $ 97,743     $263     $1,358      $81       9,029      182
Six months or greater but less
  than nine months..............     8,015       --        154       --         736        3
Nine months or greater but less
  than twelve months............     4,560       --        105       --         613       --
Twelve months or greater........     5,805       23        170        6         706       23
                                  --------     ----     ------      ---      ------      ---
  Total.........................  $116,123     $286     $1,787      $87      11,084      208
                                  ========     ====     ======      ===      ======      ===

     The gross unrealized loss related to the Company's fixed maturities and equity securities at September 30, 2005 was $1,874 million. These securities are concentrated by sector in U.S. corporates (38%); residential mortgage-backed (18%); and foreign corporates (16%); and are concentrated by industry in mortgage-backed (26%); consumer services (15%); and finance (14%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 4% of the $114,535 million fair value and 9% of the $1,874 million gross unrealized loss.

     The Company held four fixed maturities and equity securities each with a gross unrealized loss at September 30, 2005 greater than $10 million. These securities represent 3% of the gross unrealized loss on fixed maturities and equity securities.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

                                                   SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Industrial.......................................   $ 43,484     38.2%   $35,785      39.9%
Foreign(1).......................................     35,215     31.0     27,838      31.1
Finance..........................................     20,378     17.9     14,481      16.2
Utility..........................................     13,037     11.5     10,800      12.1
Other............................................      1,573      1.4        654       0.7
                                                    --------    -----    -------     -----
Total............................................   $113,687    100.0%   $89,558     100.0%
                                                    ========    =====    =======     =====

---------------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

     The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At September 30, 2005 and December 31, 2004, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $5,711 million and $4,967 million, respectively, which were less than 2% and less than 3%, respectively, of the Company's total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturities held at September 30, 2005 and December 31, 2004 was $700 million and $631 million, respectively.

     The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

     Structured Securities. The following table shows the types of structured securities the Company held at:

                                                   SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Residential mortgage-backed securities:
  Collateralized mortgage obligations............   $27,486      36.9%   $19,752      35.5%
  Pass-through securities........................    15,714      21.1     12,478      22.4
                                                    -------     -----    -------     -----
     Total residential mortgage-backed
       securities................................    43,200      58.0     32,230      57.9
Commercial mortgage-backed securities............    17,389      23.4     12,501      22.5
Asset-backed securities..........................    13,868      18.6     10,876      19.6
                                                    -------     -----    -------     -----
     Total.......................................   $74,457     100.0%   $55,607     100.0%
                                                    =======     =====    =======     =====

     The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At September 30, 2005, $42,817 million, or 99.1%, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2004, $31,768 million, or 98.6%, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     At September 30, 2005, $12,921 million, or 74.3%, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2004, $8,750 million, or 70.0%, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     The Company's asset-backed securities are diversified both by sector and by issuer. Home equity loan and credit card receivables, accounting for about 28% and 27% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. At September 30, 2005, $8,045 million, or 58%, of total asset-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At

December 31, 2004, $6,775 million, or 62.3%, of the total asset-backed securities were rated Aaa /AAA by Moody's or S&P.

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

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $356 million and $666 million at September 30, 2005 and December 31, 2004, respectively. The related net investment income recognized was $15 million and $19 million for the three months and nine months ended September 30, 2005, respectively, and $(8) million and $25 million for the three months and nine months ended September 30, 2004, respectively.

  TRADING SECURITIES

     During the first quarter of 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income. Net investment income for the three months and nine months ended September 30, 2005 includes $13 million and $15 million, respectively, of gains (losses) on securities classified as trading. Of these amounts, $0.4 million and $0.8 million, respectively, relate to net gains (losses) recognized on trading securities sold during the three months and nine months ended September 30, 2005. The remaining $13 million and $14 million, respectively, for the three months and nine months ended September 30, 2005, relate to changes in fair value on trading securities held at September 30, 2005. The Company did not have any trading securities during the three months and nine months ended September 30, 2004.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca Citigroup Investments Ltd. ("Tribeca"). This is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. MetLife is the majority owner of the feeder fund and consolidates the fund within its unaudited interim condensed consolidated financial statements. Approximately $509 million of Tribeca's investments are reported as trading securities in the accompanying unaudited interim condensed consolidated financial statements with changes in fair value recognized in net investment income.

  MORTGAGE AND CONSUMER LOANS

     The Company's mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 11.7% and 13.6% of the Company's total cash and invested assets at September 30, 2005 and December 31, 2004, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage and consumer loans by type at:

                                                     SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                                  (IN MILLIONS)
Commercial mortgage loans..........................   $27,250     75.5%    $24,990     77.1%
Agricultural mortgage loans........................     7,474     20.7       5,907     18.2
Consumer loans.....................................     1,370      3.8       1,509      4.7
                                                      -------    -----     -------    -----
  Total............................................   $36,094    100.0%    $32,406    100.0%
                                                      =======    =====     =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                     SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                                  (IN MILLIONS)
REGION
Pacific............................................   $ 6,664     24.5%    $ 6,075     24.3%
South Atlantic.....................................     6,168     22.6       5,696     22.8
Middle Atlantic....................................     4,273     15.7       4,057     16.2
East North Central.................................     2,894     10.6       2,550     10.2
West South Central.................................     2,131      7.8       2,024      8.1
New England........................................     1,536      5.6       1,412      5.6
International......................................     1,455      5.3       1,364      5.5
Mountain...........................................       938      3.5         778      3.1
West North Central.................................       710      2.6         667      2.7
East South Central.................................       384      1.4         268      1.1
Other..............................................        97      0.4          99      0.4
                                                      -------    -----     -------    -----
  Total............................................   $27,250    100.0%    $24,990    100.0%
                                                      =======    =====     =======    =====
PROPERTY TYPE
Office.............................................   $12,873     47.2%    $11,500     46.0%
Retail.............................................     6,078     22.3       5,698     22.8
Apartments.........................................     3,435     12.7       3,264     13.1
Industrial.........................................     2,701      9.9       2,499     10.0
Hotel..............................................     1,419      5.2       1,245      5.0
Other..............................................       744      2.7         784      3.1
                                                      -------    -----     -------    -----
  Total............................................   $27,250    100.0%    $24,990    100.0%
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

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                    SEPTEMBER 30, 2005                           DECEMBER 31, 2004
                         -----------------------------------------   -----------------------------------------
                                                           % OF                                        % OF
                         AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                          COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                         ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                             (IN MILLIONS)
Performing.............   $27,403      100%    $161         0.6%      $25,077     99.8%    $128         0.5%
Restructured...........        --       --       --          --%           55      0.2       18        32.7%
Potentially
  delinquent...........        --       --       --          --%            7       --        3        42.9%
Delinquent or under
  foreclosure..........         8       --       --          --%           --       --       --          --%
                          -------    -----     ----                   -------    -----     ----
  Total................   $27,411    100.0%    $161         0.6%      $25,139    100.0%    $149         0.6%
                          =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 2005
                                                              ------------------
                                                                (IN MILLIONS)
Balance, beginning of period................................         $149
Additions...................................................           40
Deductions..................................................          (28)
                                                                     ----
Balance, end of period......................................         $161
                                                                     ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

     Approximately 66.3% of the $7,474 million of agricultural mortgage loans outstanding at September 30, 2005 were subject to rate resets prior to maturity. A substantial portion of these loans is successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                    SEPTEMBER 30, 2005                           DECEMBER 31, 2004
                         -----------------------------------------   -----------------------------------------
                                                           % OF                                        % OF
                         AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                          COST(1)    TOTAL   ALLOWANCE     COST      COST (1)    TOTAL   ALLOWANCE     COST
                         ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                             (IN MILLIONS)
Performing.............   $7,382      98.6%     $ 8         0.1%      $5,803      98.1%     $4          0.1%
Restructured...........       41       0.6       --          --%          67       1.1      --           --%
Potentially
  delinquent...........        3        --        1        33.3%           4       0.1       1         25.0%
Delinquent or under
  foreclosure..........       59       0.8        2         3.4%          40       0.7       2          5.0%
                          ------     -----      ---                   ------     -----      --
  Total................   $7,485     100.0%     $11         0.1%      $5,914     100.0%     $7          0.1%
                          ======     =====      ===                   ======     =====      ==

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 2005
                                                              ------------------
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

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial properties located primarily throughout the United States. At September 30, 2005 and December 31, 2004, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,505 million and $4,233 million, respectively, or 1.5% and 1.8% of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                            SEPTEMBER 30, 2005       DECEMBER 31, 2004
                                                           ---------------------   ---------------------
                                                           CARRYING                CARRYING
TYPE                                                        VALUE     % OF TOTAL    VALUE     % OF TOTAL
---------------------------------------------------------  --------   ----------   --------   ----------
                                                                           (IN MILLIONS)
Real estate held-for-investment..........................   $3,734       82.9%      $2,687       63.5%
Real estate joint ventures held-for-investment...........      581       12.9          386        9.1
Foreclosed real estate held-for-investment...............        3        0.1            3        0.1
                                                            ------      -----       ------      -----
                                                             4,318       95.9        3,076       72.7
                                                            ------      -----       ------      -----
Real estate held-for-sale................................      187        4.1        1,156       27.3
Foreclosed real estate held-for-sale.....................       --         --            1         --
                                                            ------      -----       ------      -----
                                                               187        4.1        1,157       27.3
                                                            ------      -----       ------      -----
Total real estate, real estate joint ventures and real
  estate held-for-sale...................................   $4,505      100.0%      $4,233      100.0%
                                                            ======      =====       ======      =====

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $187 million and $1,157 million at September 30, 2005 and December 31, 2004, respectively, are net of valuation allowances of $0 million and $4 million, respectively, and net of prior year impairments of $0 million and $12 million at September 30, 2005 and December 31, 2004, respectively.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

     In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. The gains are included in income from discontinued operations in the accompanying unaudited interim condensed consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and related equipment and is leasing space in the property for 20 years with optional renewal periods through 2205.

  OTHER LIMITED PARTNERSHIP INTERESTS

     The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $4,345 million and $2,907 million at September 30, 2005 and December 31, 2004, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies and does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in other limited partnerships represented 1.4% and 1.2% of cash and invested assets at September 30, 2005 and December 31, 2004, respectively.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $4,393 million and $3,916 million at September 30, 2005 and December 31, 2004, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also includes derivative revaluation gains and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.4% and 2.1% of cash and invested assets at September 30, 2005 and December 31, 2004, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivatives, including swaps, forwards, future and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments.

     The table below provides a summary of the notional amount and current market or fair value of derivative financial instruments held at:

                                      SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                -------------------------------   -------------------------------
                                            CURRENT MARKET OR                 CURRENT MARKET OR
                                                FAIR VALUE                        FAIR VALUE
                                NOTIONAL   --------------------   NOTIONAL   --------------------
                                 AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                --------   ------   -----------   --------   ------   -----------
                                                          (IN MILLIONS)
Interest rate swaps...........  $22,074    $  436     $   76      $12,681     $284      $   22
Interest rate floors..........    9,725       121         --        3,325       38          --
Interest rate caps............   22,541       185         --        7,045       12          --
Financial futures.............    1,691        33         16          611       --          13
Foreign currency swaps........   13,556       611      1,024        8,214      150       1,302
Foreign currency forwards.....    3,615        40         85        1,013        5          57
Options.......................      525       271          3          825       37           7
Financial forwards............    2,122        11          3          326       --          --
Credit default swaps..........    2,732        11          8        1,897       11           5
Synthetic GICs................    5,497        --         --        5,869       --          --
Other.........................       --        --         --          450        1           1
                                -------    ------     ------      -------     ----      ------
  Total.......................  $84,078    $1,719     $1,215      $42,256     $538      $1,407
                                =======    ======     ======      =======     ====      ======

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

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's unaudited interim condensed consolidated financial statements at September 30, 2005, and
(ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                            SEPTEMBER 30, 2005
                                             -------------------------------------------------
                                               PRIMARY BENEFICIARY     NOT PRIMARY BENEFICIARY
                                             -----------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                               TOTAL     EXPOSURE TO     TOTAL     EXPOSURE TO
                                             ASSETS(1)     LOSS(2)     ASSETS(1)     LOSS(2)
                                             ---------   -----------   ---------   -----------
                                                               (IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations..........    $ --          $--        $4,114       $  528
Real estate joint ventures(3)..............      14           12           246           19
Other limited partnerships(4)..............      94           66         3,471          473
Other investments(5).......................      --           --         1,178          264
                                               ----          ---        ------       ------
  Total....................................    $108          $78        $9,009       $1,284
                                               ====          ===        ======       ======

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at September 30, 2005. The assets of the real estate joint ventures, other limited partnerships and other structured investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

(5) Other investments include securities that are not asset-backed securitizations or collateralized debt obligations.

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $37,871 million and $26,564 million and an estimated fair value of $38,912 million and $27,974 million were on loan under the program at September 30, 2005 and December 31, 2004, respectively. The Company is liable for cash collateral under its control of $40,127 million and $28,678 million at September 30, 2005 and December 31, 2004, respectively. Securities loaned transactions are accounted for as financing arrangements on the Company's unaudited interim condensed balance sheets and statements of cash flow and the income and expenses associated with the program are reported in net investment income since such transactions are entered into for income generation purposes, not funding purposes. Security collateral on deposit from customers may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

  SEPARATE ACCOUNTS

     The Company had $124.0 billion and $86.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, at September 30, 2005 and December 31, 2004, respectively. The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

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

     The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. As disclosed in the 2004 Annual Report on Form 10-K, the Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

     The Travelers acquisition has increased the Company's exposure to market risk. See Note 2 of Notes to Interim Condensed Consolidated Financial Statements. Management processes for measuring, managing and monitoring market risk remain as described in MetLife Inc.'s 2004 Annual Report on Form 10-K; however, some of those processes will utilize interim manual reporting and estimation techniques while the Company integrates the operations acquired. During the third quarter of 2005, management restructured the portfolio of assets which was acquired, generally reducing the amount of market risk associated with the acquired block, in line with the Company's overall investment strategy.

     The acquisition also changed the profile of the Company's foreign currency exchange rate risk, although management still deems the aggregate sensitivity to foreign currency exchange rate risk to be immaterial. Post-acquisition, the principal currencies which create foreign currency exchange rate risk in the Company's investment portfolios are the Euro, the Canadian dollar and the British pound. The Company mitigates the majority of its fixed maturities foreign currency exchange rate risk though the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Mexican Peso, the Japanese Yen, the Australian dollar, the Chilean Peso and the Argentinean Peso. The Company has matched substantially all of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to currency exchange rate fluctuation. In some countries, local surplus is held entirely or in part in U.S. dollar assets which further minimizes exposure to exchange rate fluctuation risk. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities.

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at September 30, 2005 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at September 30, 2005. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at September 30, 2005 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio as of the period indicated was:

                                                              SEPTEMBER 30, 2005
                                                              ------------------
                                                                (IN MILLIONS)
Interest rate risk -- non-trading instruments...............        $5,424
Interest rate risk -- trading instruments...................        $   16
Equity price risk...........................................        $  456
Foreign currency exchange rate risk.........................        $  957

     The table below provides additional detail regarding the potential loss in fair value of the Company's non-trading interest sensitive financial instruments at September 30, 2005 by type of asset or liability.

                                                                    AS OF SEPTEMBER 30, 2005
                                                              ------------------------------------
                                                                                       ASSUMING A
                                                                                      10% INCREASE
                                                              NOTIONAL                IN THE YIELD
                                                               AMOUNT    FAIR VALUE      CURVE
                                                              --------   ----------   ------------
                                                                         (IN MILLIONS)
ASSETS
Fixed maturities available-for-sale.........................              $231,614      $(5,452)
Mortgage loans on real estate...............................                37,056         (593)
Equity securities...........................................                 3,159           --
Short-term investments......................................                 4,481           (8)
Cash and cash equivalents...................................                 6,950           --
Policy loans................................................                 9,841         (288)
Mortgage loan commitments...................................  $ 2,195           (7)         (16)
                                                                                        -------
     Total assets...........................................                            $(6,357)

LIABILITIES
Policyholder account balances...............................              $ 84,502      $   704
Long-term debt..............................................                 9,866          365
Short-term debt.............................................                 1,303           --
Junior subordinated debt securities underlying common equity
  units.....................................................                 2,108           23
Shares subject to mandatory redemption......................                   336           --
Payable under securities loaned transactions................                40,127           --
                                                                                        -------
     Total liabilities......................................                            $ 1,092
OTHER
  Derivative instruments (designated hedges or otherwise)
     Swaps..................................................  $35,630     $    (53)     $  (243)
     Futures................................................    1,691           17           33
     Forwards...............................................    5,737          (37)          --
     Options................................................   32,791          574           51
     Synthetic GICs.........................................    5,497           --           --
     Credit default swaps...................................    2,732            3           --
                                                                                        -------
       Total other..........................................                            $  (159)
                                                                                        -------
NET CHANGE..................................................                            $(5,424)
                                                                                        =======

     This quantitative measure of risk has increased 49%, or $1,774 million at September 30, 2005, from $(3,650) million at December 31, 2004. The primary reasons for the increase is due to growth in assets exposed to interest rate risk in increasing interest scenarios including fixed maturity instruments and interest rate floors and the increase in the yield curve since December 31, 2004. The largest single component of the increase in assets are those acquired in the Travelers acquisition, which have increased this quantitative measure of risk by $(785). Since our test is based on a hypothetical 10% increase to the current yield curve, the reshaping of the curve since December 31, 2004 has an impact on the magnitude of the interest rate change tested. This change in the yield curve contributed approximately $(883) to the change since December 31, 2004.

     In addition to the analysis above, the Company also performs an analysis of the sensitivity to changes in interest rates, including both insurance liabilities and financial instruments, as part of its asset liability management program. As of September 30, 2005, a hypothetical instantaneous 10% decrease in interest rates applied to the Company's liabilities, both insurance and financial instruments, and associated asset portfolios would reduce the fair value of equity by $219 million. Management does not expect that this sensitivity would produce a liquidity strain on the Company.

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

     On July 1, 2005, the Holding Company completed the acquisition of Travelers. The Company is in the process of completing its post-merger integration plan. As part of its plan, the Company has extended its 2005 Sarbanes-Oxley Act Section 404 compliance program to include Travelers, which is intended to integrate Travelers' internal control over financial reporting with that of the Company. Such integration has resulted in changes that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting during the three months ended September 30, 2005. Except as set forth above, there were no changes to the Holding Company's internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 8 to the unaudited interim condensed consolidated financial statements in Part I of this report.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2005.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits relating to the sale of mutual funds and other products, have been brought. As of September 30, 2005, there are approximately 318 sales practices lawsuits pending against Metropolitan Life; approximately 45 sales practices lawsuits pending against New England Mutual, New England Life Insurance Company ("NELICO"), and New England Securities Corporation ("NES," together with New England Mutual and NELICO, collectively, "New England"); approximately 34 sales practices lawsuits pending against General American and approximately 34 sales practices lawsuits pending against Walnut Street Securities, Inc. ("Walnut Street"). Metropolitan Life, New England, General American and Walnut Street continue to defend themselves vigorously against these lawsuits. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

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

  Asbestos-Related Claims

     Metropolitan Life previously reported that it had received approximately 23,500 asbestos-related claims in 2004 and approximately 19,100 such claims in the first nine months of 2004. In the context of reviewing in the third quarter of 2005 certain pleadings received in 2004, it was determined that there was a small undercount of Metropolitan Life's asbestos-related claims in 2004. Accordingly, Metropolitan Life now reports that it received approximately 23,900 asbestos-related claims in 2004 and approximately 12,100 and 19,500 asbestos-related claims during the first nine months of 2005 and 2004, respectively.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of September 30, 2005, to be approximately $59 million in the aggregate, including future years.

  Property and Casualty Actions

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company ("MPC") in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. MPC has recorded a liability in an amount the Company believes is adequate to resolve the claims underlying this matter. The amount to be paid will not be material to MPC. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. MPC, along with a number of other insurers, agreed in July 2005 to resolve this issue in a class action format. Management believes that the amount to be paid in resolution of this matter will not be material to MPC.

  Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On October 11, 2005, the trial court granted in part and denied in part defendants' motion to dismiss or strike portions of the consolidated amended complaint. Plaintiffs' motion to certify a litigation class is pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons have brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners seek to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. Respondents have moved to dismiss the proceeding. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life and the Holding Company have filed a petition seeking permission for an interlocutory appeal from this order. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

  Other

     A putative class action lawsuit is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases awarded in 1977, 1980, 1989, 1992, 1996 and 2001, as well as increases awarded in earlier years. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs have moved for reconsideration.

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received two subpoenas from the District Attorney of the County of San Diego, California. The subpoenas seek numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker, Universal Life Resources. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of these, the California Insurance Commissioner has brought an action in California state court against MetLife, Inc., and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life Insurance

Company, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company intends to vigorously defend these cases.

     In addition to those discussed above, regulators and others have made a number of inquiries of the insurance industry regarding industry brokerage practices and related matters and other inquiries may begin. It is reasonably possible that MetLife will receive additional subpoenas, interrogatories, requests and lawsuits. MetLife will fully cooperate with all regulatory inquiries and intends to vigorously defend all lawsuits.

     As previously disclosed, the NASD staff notified MetLife Securities, Inc. ("MSI"), NES and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., that it has made a preliminary determination to file charges of violations of the NASD's and the SEC's rules against the firms. The pending investigation was initiated after the firms reported to the NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms' consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern time, and received the same day's net asset value. The potential charges of violations of the NASD's and the SEC's rules relate to the processing of transactions received after 4:00 p.m., the firms' maintenance of books and records, supervisory procedures and responses to the NASD's information requests. Under the NASD's procedures, the firms have submitted a response to the NASD staff. The NASD staff has not made a formal recommendation regarding whether any action alleging violations of the rules should be filed. MetLife continues to cooperate fully with the NASD in its investigation.

     The staff of the NASD has notified MSI that it has made a preliminary determination to recommend charging MSI with the (i) failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans, and (ii) failure to enforce its written supervisory procedures with respect to disclosure obligations in the sale of 529 plans. This notification follows an industry-wide inquiry by the NASD examining sales of 529 plans. Under the NASD's procedures, MSI intends to respond to the NASD staff before the NASD staff makes a formal recommendation regarding whether any action alleging violations of applicable rules should be filed. MSI continues to cooperate fully with the NASD.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against Travelers Life and Annuity Company ("TLAC"), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order and the appeal is now pending before the Connecticut Supreme Court.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of The Travelers Insurance Company ("TIC"), is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking. One arbitration matter was commenced in June 2005 against Tower Square and the other unaffiliated broker-dealers with whom the registered representative was formerly registered. It is reasonably possible that other matters will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Purchases of common stock made by or on behalf of the Holding Company during the three months ended September 30, 2005 are set forth below:

                                                                                            (D) MAXIMUM NUMBER
                                                                  (C) TOTAL NUMBER OF     (OR APPROXIMATE DOLLAR
                                                                     COMMON SHARES        VALUE) OF COMMON SHARES
                        (A) TOTAL NUMBER OF   (B) AVERAGE PRICE   PURCHASED AS PART OF        THAT MAY YET BE
                           COMMON SHARES          PAID PER         PUBLICLY ANNOUNCED    PURCHASED UNDER THE PLANS
PERIOD                     PURCHASED(1)         COMMON SHARE      PLANS OR PROGRAMS(2)          OR PROGRAMS
----------------------  -------------------   -----------------   --------------------   -------------------------
July 1 -- July 31,
  2005................           528               $45.76                     --               $716,206,611
August 1 -- August 31,
  2005................           604               $47.66                     --               $716,206,611
September 1 --
  September 30,
  2005................        15,918               $50.19                     --               $716,206,611
Total.................        17,050               $49.96                     --               $716,206,611

---------------

(1) During the periods July 1 -- July 31, 2005, August 1 -- August 31, 2005 and September 1 -- September 30, 2005, separate account affiliates of the Holding Company purchased 528 shares, 604 shares and 15,918 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2) On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the Holding Company's agreement to acquire The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc, and substantially all of Citigroup Inc.'s international insurance businesses, (collectively, "Travelers"), the Holding Company has currently suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common shares in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of approximately $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

ITEM 6.  EXHIBITS

  3.1    Amended and Restated Certificate of Incorporation of
         MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to
         MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
  3.2    MetLife, Inc. Amended and Restated By-Laws effective July
         27, 2004 (Incorporated by reference to Exhibit 3.2 to
         MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
 10.1    International Distribution Agreement dated as of July 1,
         2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc.
         filed on July 8, 2005 (the "July 2005 Form 8-K"))
 10.2 Domestic Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to the July 2005 Form 8-K)
 10.3 Investor Rights Agreement dated as of July 1, 2005 by and among Citigroup Inc., MetLife, Inc. and Citigroup Insurance
         Holding Corporation (Incorporated by reference to Exhibit
         10.3 to the July 2005 Form 8-K)
 10.4 Transition Services Agreement dated as of July 1, 2005 by and between Citigroup Inc. and MetLife, Inc. (Incorporated by reference to Exhibit 10.4 to the July 2005 Form 8-K)
 31.1    Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
 31.2    Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
 32.1    Certification of Chief Executive Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002
 32.2    Certification of Chief Financial Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

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

Date: November 9, 2005

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
  3.1     Amended and Restated Certificate of Incorporation of
          MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to
          MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
          year ended December 31, 2000)
  3.2     MetLife, Inc. Amended and Restated By-Laws effective July
          27, 2004 (Incorporated by reference to Exhibit 3.2 to
          MetLife, Inc.'s Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2004)
 10.1     International Distribution Agreement dated as of July 1,
          2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc.
          filed on July 8, 2005 (the "July 2005 Form 8-K"))
 10.2     Domestic Distribution Agreement dated as of July 1, 2005
          between MetLife, Inc. and Citigroup Inc. (Incorporated by
          reference to Exhibit 10.2 to the July 2005 Form 8-K)
 10.3     Investor Rights Agreement dated as of July 1, 2005 by and
          among Citigroup Inc., MetLife, Inc. and Citigroup Insurance
          Holding Corporation (Incorporated by reference to Exhibit
          10.3 to the July 2005 Form 8-K)
 10.4     Transition Services Agreement dated as of July 1, 2005 by
          and between Citigroup Inc. and MetLife, Inc. (Incorporated by reference to Exhibit 10.4 to the July 2005 Form 8-K)
 31.1     Certification of Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002
 31.2     Certification of Chief Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002
 32.1     Certification of Chief Executive Officer pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002
 32.2     Certification of Chief Financial Officer pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002